Form 10-Q
period 1996-11-02
HIBBETT SPORTING GOODS INC
filed 1996-12-12
CIK 1017480

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

(mark one)

    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------
          EXCHANGE ACT OF 1934.

          For the quarterly period ended:  November 2, 1996
                                           ----------------

                                    -  OR -


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--------
          EXCHANGE ACT OF 1934.

          For the transaction period from           to
                                          ---------    --------

                       COMMISSION FILE NUMBER 000-20969


                         HIBBETT SPORTING GOODS, INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                        63-1074067
           --------                                        ----------
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)


    451 Industrial Lane, Birmingham, Alabama           35211
    ----------------------------------------           -----
    (Address of principal executive offices)        (Zip code)


                                (205)-942-4292
                                --------------
              (Registrant's telephone number including area code)


                                     NONE
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes                No     X
                               --------           --------

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of November 2, 1996 were 6,134,261 shares.

                         HIBBETT SPORTING GOODS, INC.

                                     INDEX

                                                                Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets at
        November 2, 1996 and February 3, 1996                        2

   Condensed Consolidated Statements of Operations for the
        Thirteen (13) Week and Thirty-Nine (39) Week Periods
        Ended November 2, 1996 and October 28, 1995                  3

   Condensed Consolidated Statements of Cash Flows for the
        Thirty-Nine (39) Week Periods Ended November 2, 1996
        and October 28, 1995                                         4

   Notes to Condensed Consolidated Financial Statements            5-6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       7-10

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                           11

Item 2. Changes in Securities                                       11

Item 3. Defaults Upon Senior Securities                             11

Item 4. Submission of Matters to Vote of Security-Holders           11

Item 5. Other Information                                           11

Item 6. Exhibits and Reports on Form 8-K                            11

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                  November 2, 1996    February 3, 1996
                                                                  ----------------    ----------------
                                                                              (unaudited)
ASSETS
  Current Assets:
     Cash and cash equivalents                                    $            289    $             31
     Accounts receivable, net                                                2,499               1,341
     Inventories                                                            29,693              20,705
     Prepaid expenses and other                                              1,397               1,175
     Deferred income taxes                                                     677                 538
                                                                  ----------------    ----------------
        Total current assets                                                34,555              23,790
                                                                  ----------------    ----------------

  Property and Equipment, net                                                9,546              12,134
                                                                  ----------------    ----------------

  Noncurrent Assets:
     Deferred income taxes                                                     342                 308
     Unamortized debt issuance costs, net                                        -                 434
     Other, net                                                                 46                  36
                                                                  ----------------    ----------------
        Total noncurrent assets                                                388                 778
                                                                  ----------------    ----------------

Total Assets                                                      $         44,489    $         36,702
                                                                  ================    ================

LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)
  Current Liabilities:
     Accounts payable                                             $         11,494    $         10,371
     Accrued expenses:
        Payroll-related                                                      1,486               1,079
        Other                                                                  851                 887
        Related-party                                                          211                 546
                                                                  ----------------    ----------------
     Total current liabilities                                              14,042              12,883

  Long Term Debt                                                             5,269              31,912
                                                                  ----------------    ----------------

  Stockholders' Investment (Deficit):
     Preferred Stock, $.01 par value 1,000,000 shares
        authorized, no shares outstanding                                        -                   -
     Common stock, $.01 par value, 50,000,000 shares
        authorized, 23,389,000 shares issued and
        outstanding at February 3, 1996; and $.01 par value,
        12,000,000 shares authorized, 6,134,261 shares
        issued and outstanding at November 2, 1996                              61                 234
     Paid-in capital                                                        48,180              14,933
     Retained earnings (deficit)                                           (23,063)            (23,260)
                                                                  ----------------    ----------------
        Total stockholders' investment                                      25,178              (8,093)
                                                                  ----------------    ----------------

Total Liabilities and Stockholders' Investment                    $         44,489    $         36,702
                                                                  ================    ================


See notes to condensed consolidated financial statements.
                                       2


                                           HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Dollars In Thousands, Except Per Share Amounts)

                                                  13 Week Period Ended                            39 Week Period Ended
                                        ----------------------------------------      ----------------------------------------
                                         November 2, 1996       October 28,1995        November 2, 1996       October 28,1995
                                        ------------------     -----------------      ------------------     ----------------
                                                       (unaudited)                                    (unaudited)

Net Sales                               $           20,618     $          15,737      $           59,637     $         45,092
Cost of Goods Sold,
(Including Warehouse, Distribution
and Store Occupancy Costs)                          14,201                10,862                  41,473               31,400
                                        ------------------     -----------------      ------------------     ----------------
     Gross Profit                                    6,417                 4,875                  18,164               13,692

Store Operating, Selling, and
Administrative Expenses                              4,407                 3,253                  12,174                8,877

Depreciation and Amortization                          467                   300                   1,293                  962
                                        ------------------     -----------------      ------------------     ----------------
     Operating Income                                1,543                 1,322                   4,697                3,853

Interest Expense                                       792                   274                   2,606                  684
                                        ------------------     -----------------      ------------------     ----------------
     Income Before Provision for Income
     Taxes and Extraordinary Item                      751                 1,048                   2,091                3,169

Provision for Income Taxes                             287                   400                     801                1,211
                                        ------------------     -----------------      ------------------     ----------------
     Income Before Extraordinary Item                  464                   648                   1,290                1,958

Extraordinary Item, net                             (1,093)                    0                  (1,093)                   0
                                        ------------------     -----------------      ------------------     ----------------
     Net Income (Loss)                  $             (629)    $             648      $              197     $          1,958
                                        ==================     =================      ==================     ================

Earnings per Common Share:
     Income Before Extraordinary Item   $             0.10     $            0.10      $             0.31     $           0.30
     Extraordinary Item                              (0.24)                    0                   (0.26)                0.00
                                        ------------------     -----------------      ------------------     ----------------
     Net Income                         $            (0.14)    $            0.10      $             0.05     $           0.30
                                        ==================     =================      ==================     ================

Weighted Average Shares Outstanding              4,549,102             6,504,521               4,168,150            6,504,521
                                        ==================     =================      ==================     ================

                                     SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)

                                                             39 Weeks Ended      39 Weeks Ended
                                                            November 2, 1996     October 28,1995
                                                            ----------------     ---------------
                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                   $    197             $ 1,958
  Adjustments to reconcile net income to net
  cash used in operating activities:
     Extraordinary item, net                                      1,093                   0
     Depreciation and amortization                                1,441               1,007
     Deferred income taxes                                         (173)               (173)
     Gain on disposal of assets                                    (531)                 (2)
     Interest expense funded through additional debt                 14                   0
     Change in assets and liabilities                            (8,542)             (2,984)
                                                               --------             -------
        Total adjustments                                        (6,698)             (2,152)
                                                               --------             -------
        Net cash used in operating activities                    (6,501)               (194)
                                                               --------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                           (3,732)             (7,543)
  Proceeds from sale of property                                  5,555                   6
                                                               --------             -------
        Net cash provided by (used in) investing activities       1,823              (7,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of stock                                33,074                   0
  Repayment of long-term debt to stockholders                   (16,000)                  0
  Principal payments on long-term debt                           (4,267)             (1,281)
  Revolving loan borrowings and (repayments), net                (6,871)              9,057
  Repayment of term loan                                         (1,000)                  0
                                                               --------             -------
        Net cash provided by financing activities                 4,936               7,776
                                                               --------             -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           258                  45

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       31                 727
                                                               --------             -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    289             $   772
                                                               ========             =======

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  (Unaudited)


1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements of Hibbett Sporting Goods, Inc., and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 3, 1996. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of November 2, 1996 and October 28, 1995, and the results of its operations and cash flows for the periods presented.

    The Company has experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.


2.  Net Income (Loss) Per Share

    Net income (loss) per share for the periods presented is calculated by dividing net income (loss) by the number of weighted average shares outstanding. Common stock equivalents in the form of stock options are included in the calculation utilizing the treasury stock method for all periods presented.


3.  Stockholders' Investment Transactions

    On November 1, 1995, the SK Equity Fund, L.P. and SK Investment Fund, L.P. (collectively, the "Funds") acquired the majority of the outstanding shares of Common Stock as part of a recapitalization of the Company (the "Recapitalization"). In connection with the Recapitalization, the Company (i) sold to the Funds approximately 75% of the Company's Common Stock, (ii) repurchased a portion of the Common Stock held by the Anderson Shareholders (Charles C. Anderson, Sr., Joel R. Anderson, Charles C. Anderson, Jr., Terry C. Anderson, Clyde B. Anderson, Harold M. Anderson, certain Anderson family trusts and certain other persons), leaving them with approximately 22% of the Company's outstanding Common Stock, (iii) issued $16,000,000 in aggregate principal amount of its subordinated notes ("Subordinated Notes") and (iv) issued $4,125,000 in aggregate principal amount of its senior subordinated notes ("Senior Subordinated Notes"). In connection with the Recapitalization, the Company also refinanced its bank facilities with a $26,000,000 credit facility provided by Heller Financial, Inc. ("Heller"), consisting of a $25,000,000 revolving loan agreement (the "Revolving Loan Agreement") and a $1,000,000 term loan (the "Term Loan"). The Senior Subordinated Notes which financed the construction of the Company's new headquarters and distribution center were subsequently redeemed in February 1996 from proceeds of the sale and leaseback of this facility.

    On September 13, 1996, the Board of Directors approved a 1-for-6.1 reverse stock split of the Company's Common Stock. All net income (loss) per share, weighted average shares outstanding, stock options, and stock option per share amounts have been retroactively restated for all periods presented to reflect this reverse stock split.

    In addition, the Board of Directors approved a plan of reorganization which included (i) reincorporating the Company in the state of Delaware, (ii) decreasing the number of authorized shares of common stock from 50,000,000 to 12,000,000 shares, and (iii) authorizing 1,000,000 shares of preferred stock, par value $.01 per share.

    In October 1996, the Company completed its initial public offering of 2,300,000 shares of common stock at a price of $16 per share. The net proceeds were used to repay the Subordinated Notes and accrued interest thereon, to repay the Term Loan and accrued interest thereon, and to reduce borrowings on the Revolving Loan Agreement.


4.  Contingencies

    The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW


    Hibbett Sporting Goods, Inc. ("Hibbett" or the "Company") is a rapidly-growing operator of full-line sporting goods stores in small to mid-sized markets in the southeastern United States. Hibbett's stores offer a broad assortment of quality athletic footwear, apparel and equipment at competitive prices with superior customer service. The Company's merchandise assortment features a core selection of brand name merchandise emphasizing team and individual sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. As of November 2, 1996, the Company operated 86 stores in eleven states.

    Beginning in fiscal 1994, Hibbett accelerated its store opening rate to approximately 10 stores per year. In fiscal 1997, the Company has further accelerated its rate of new store openings to take advantage of the growth opportunities in its target markets. As of November 2, 1996, the Company had opened 19 new stores during the fiscal year. The Company plans to open approximately 27 Hibbett Sports stores in fiscal 1998. To support its expansion plans, the Company has increased its staffing levels in finance, merchandising, real estate, distribution and field management. In January 1996, the Company moved into its new headquarters and distribution center. While operating margins may be impacted in periods in which incremental expenses have been incurred to support acceleration of the Company's expansion plans, the Company expects to benefit from leveraging its expenses over a larger store base as it continues to implement its expansion plans over the long term.

    In October 1996, the Company completed its initial public offering of 2,300,000 shares of common stock at a price of $16 per share. The net proceeds to the Company of approximately $33 million were used to repay the Subordinated Notes including accrued interest thereon, to repay the Term Loan and accrued interest thereon, and to reduce borrowings on the Revolving Loan Agreement.

    The Company operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the state of Delaware.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations items expressed as a percentage of net sales for the periods indicated.

                                                              Thirteen Week              Thirty-Nine Week
                                                              Period Ended                 Period Ended
                                                   -----------------------------------------------------------
                                                    November 2,     October 28,    November 2,     October 28,
                                                       1996            1995           1996            1995
                                                       ----            ----           ----            ----
Net Sales                                             100.0%          100.0%         100.0%         100.0%

Cost of goods sold, including warehouse,
  distribution, and store occupancy costs              68.9            69.0           69.5           69.6
                                                   --------        --------       --------       --------
Gross Profit                                           31.1            31.0           30.5           30.4
Store operating, selling, and administrative
  expenses                                             21.4            20.7           20.4           19.7
Depreciation and amortization                           2.3             1.9            2.2            2.1
                                                   --------        --------       --------       --------
Operating Income                                        7.4             8.4            7.9            8.6
Interest expense                                        3.8             1.8            4.4            1.5
                                                   --------        --------       --------       --------
Income before provision for income taxes
  and extraordinary item                                3.6             6.6            3.5            7.1
Provision for income taxes                              1.4             2.5            1.4            2.7
                                                   --------        --------       --------       --------
Income before extraordinary item                        2.2             4.1            2.1            4.4
Extraordinary item, net                               - 5.3             0.0          - 1.8            0.0
                                                   --------        --------       --------       --------
Net income (loss)                                     - 3.1%            4.1%           0.3%           4.4%
                                                   ========        ========       ========       ========


THIRTEEN WEEKS ENDED NOVEMBER 2, 1996 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 28, 1995

    Net sales. Net sales increased $4.9 million, or 31.0%, to $20.6 million for the thirteen weeks ended November 2, 1996, from $15.8 million for the comparable period in the prior year. This increase is attributed to the opening of twenty Hibbett Sports stores, three Sports & Co. superstores and one Sports Additions store and an 8% increase in comparable store net sales. The increase in comparable net sales was due primarily to increased footwear sales and improved inventory processing at the distribution center. During the thirteen weeks ended November 2, 1996, the Company opened twelve Hibbett Sports stores and one larger format Sports & Co. superstore. New stores and stores not in the comparable store net sales calculation accounted for $3.8 million of the increase in net sales and increases in comparable store net sales contributed $1.1 million. Comparable store net sales data for a period reflect stores open throughout that period and the corresponding period of the prior fiscal year. For the periods indicated, comparable store net sales do not include sales by the Company's four larger format Sports & Co. superstores or the Company's wholly-owned subsidiary, Hibbett Team Sales, Inc.

    Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $6.4 million, or 31.1% of net sales, in the thirteen weeks ended November 2, 1996, as compared to $4.9 million, or 31.0% of net sales, in the same period of the prior fiscal year. The increase was due to improved leveraging of store occupancy and distribution costs over higher sales.

    Store operating, selling and administration expenses. Store operating, selling and administrative expenses were $4.4 million, or 21.4% of net sales, for the thirteen weeks ended November 2, 1996, as compared to $3.3 million, or 20.7% of net sales, for the comparable period a year ago. This increase as a percentage of net sales is primarily attributable to the costs associated with increasing the Company's corporate staff to support future growth, including the addition of a chief financial officer, as well as additional personnel in the Company's real estate, loss prevention, merchandise, operations and training departments.

    Depreciation and amortization. Depreciation and amortization as a percentage of net sales increased to 2.3% in the thirteen weeks ended November 2, 1996, from 1.9% for the comparable period in the prior year due to higher costs for the new distribution center equipment and the increased number of new store openings.

    Interest expense. The $518,000 increase in interest expense for the thirteen weeks ended November 2, 1996 compared to the prior year period is due primarily to the interest expense associated with the Subordinated Notes which were issued in connection with the Recapitalization in November 1995 and also to an increase in borrowings under the Revolving Loan Agreement and Revolving Credit Facility to fund new store openings. In connection with the initial public offering, the Company repaid a significant portion of its long-term debt. As a result, the Company anticipates lower interest expense in future periods.

    Extraordinary item, net. The $1,093,000 extraordinary item is the result of the early extinguishment of debt with the proceeds of the initial public offering. This item is shown net of the applicable income tax benefit of $677,000.


THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995

    Net sales. Net sales increased $14.6 million, or 32.3%, to $59.6 million for the thirty-nine weeks ended November 2, 1996, from $45.1 million for the comparable period in the prior year. This increase is attributed to the opening of twenty Hibbett Sports stores, three Sports & Co. superstores and one Sports Additions store and a 12% increase in comparable store net sales. The increase in comparable store net sales was due primarily to increased footwear sales and improved inventory processing at the distribution center. During the thirty-nine weeks ended November 2, 1996, the Company opened eighteen Hibbett Sports stores and one larger format Sports & Co. superstore. New stores and stores not in the comparable store net sales calculation accounted for $9.9 million of the increase in net sales and increases in comparable store net sales contributed $4.7 million. Comparable store net sales data for a period reflect stores open throughout that period and the corresponding period of the prior fiscal year. For the periods indicated, comparable store net sales do not include sales by the Company's four larger format Sports & Co. superstores or the Company's wholly-owned subsidiary, Hibbett Team Sales, Inc.

    Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $18.2 million, or 30.5% of net sales, in the thirty-nine weeks ended November 2, 1996, as compared to $13.7 million, or 30.4% of net sales, in the same period of the prior fiscal year. Improved leveraging of store occupancy costs over higher sales was partially offset by higher markdowns in the current year period.

    Store operating, selling and administration expenses. Store operating, selling and administrative expenses for the thirty-nine weeks ended November 2, 1996 included a net gain on the disposal of assets which primarily relates to the $513,000 gain on the sale of the former headquarters and distribution facility which was replaced by the Company's new headquarters and distribution center. The net gain was substantially offset by a one-time compensation expense of approximately $462,000 related to the issuance of stock options on August 1, 1996. Excluding these items, store operating, selling and administrative expenses were $12.2 million, or 20.5% of net sales, for the thirty-nine weeks ended November 2, 1996, as compared to $8.9 million, or 19.7% of net sales, for the comparable period a year ago. This increase as a percentage of net sales is primarily attributable to the costs associated with increasing the Company's corporate staff to support future growth, including the addition of a chief financial officer, as well as additional personnel in the Company's real estate, loss prevention, merchandise, operations and training departments.

    Depreciation and amortization. Depreciation and amortization as a percentage of net sales increased slightly to 2.2% in the thirty-nine weeks ended November 2, 1996 from 2.1% in the prior year period.

    Interest expense. The $1,922,000 increase in interest expense for the thirty-nine weeks ended November 2, 1996 compared to the prior year period is due primarily to the interest expense associated with the Subordinated Notes which were issued in connection with the Recapitalization in November 1995 and also to an increase in borrowings under the Revolving Loan Agreement and Revolving Credit Facility to fund new store openings. In connection with the initial public offering, the Company repaid a significant portion of its long-term debt. As a result, the Company anticipates lower interest expense in future periods.

    Extraordinary item, net. The $1,093,000 extraordinary item is the result of the early extinguishment of debt with the proceeds of the initial public offering. This item is shown net of the applicable income tax benefit of $677,000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's capital requirements relate primarily to new store openings and working capital requirements. The Company's working capital needs are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarter of its fiscal year. Historically, the Company has funded its cash requirements primarily through cash flow from operations and borrowings under its revolving credit facilities.

    Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. The Company has continued to increase inventory levels in the thirty-nine weeks ended November 2, 1996 as the number of stores has increased and the larger Sports & Co. superstores have opened. As a result, net cash used in operating activities was $6.5 million for the thirty-nine week period ending November 2, 1996 as compared to $194,000 for the thirty-nine week period ending October 28, 1995.

    With respect to cash flows from investing activities, during the first quarter of fiscal 1997, the Company completed the sale-leaseback of its new headquarters and distribution center and the sale of the former headquarters and warehouse facilities for combined proceeds of $5.6 million and used the proceeds to repay $4.3 million then outstanding under the Senior Subordinated Notes issued to finance the new headquarters and distribution center on a temporary basis and to fund its working capital requirements. Capital expenditures of $3.7 million for the thirty-nine week period ending November 2, 1996 was primarily attributable to new store construction. The higher capital expenditures for the year earlier period resulted primarily from the construction of the new headquarters and distribution center.

    The Company generated $4.9 million in cash from financing activities during the thirty-nine weeks ended November 2, 1996. Total cash generated of $33.1 million from the initial public stock offering was offset by repayment of long term debt and repayment of revolving loan borrowings totaling $28.2 million.

    From November 1, 1995 until October 31, 1996, the Company's principal source of liquidity was its $25.0 million Revolving Loan Agreement provided by Heller. In connection with the initial public offering, this loan was repaid and the Company established a new unsecured $20 million Revolving Credit Facility (the "Facility") provided by AmSouth Bank of Alabama. Borrowings under the Facility bear interest at the Company's option either at a base rate, a quoted cost of funds rate, or a LIBOR based rate. As of November 2, 1996, the Company had $5.3 million of borrowings outstanding under the Facility, which expires October 31,1999. Based on its current operating and store opening plans, the Company believes that it can fund its cash needs for the foreseeable future through borrowings under the Revolving Credit Facility and cash generated from operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

    The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of, among other factors, the ability of the Company to execute its expansion plans, a shift in demand for the merchandise offered by the Company, the Company's ability to obtain brand name merchandise at competitive prices, the effect of regional or national economic conditions and the effect of competitive pressures from other retailers. In addition, the reader should consider the risk factors described from time to time in the Company's other documents and reports, including the factors described under "Risk Factors" in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 27, 1996, as amended, as well as the Company's reports on Forms 10-Q, 8-K, and 10-K.

                           PART II OTHER INFORMATION

ITEM 1:    Legal Proceedings

       The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of the Company.

ITEM 2:    Changes in Securities

       During the period covered by this report, the Company granted incentive stock options under the 1996 Plan (defined in Item 4 below) to 75 employees of the Company covering an aggregate of 82,787 shares of the Company's common stock in reliance upon the exemptions provided by Rule 701 promulgated under the Securities Act of 1933.


ITEM 3:    Defaults Upon Senior Securities

       None

ITEM 4:    Submission of Matters to Vote of Security-Holders

       1. On September 13, 1996, acting by unanimous written consent, the stockholders of the Company approved: (i) the offering, issuance and sale of up to 2,300,000 shares of the Company's common stock in the initial public offering; (ii) the 6.1 to 1 reverse stock split in connection with the Company's initial public offering; (iii) the change in domicile of the Company from Alabama to Delaware; (iv) the adoption of the Hibbett Sporting Goods, Inc. Amended and Restated 1996 Stock Option Plan (the "1996 Plan"); (v) certain amendments to the Hibbett Sporting Goods, Inc. Stock Option Plan; (vi) the adoption of the Hibbett Sporting Goods, Inc. Stock Plan for Outside Directors; (vii) the adoption of the Hibbett Sporting Goods, Inc. Employee Stock Purchase Plan; (viii) the grant of incentive stock options to certain members of management under the 1996 Plan; and (ix) the ratification and approval of the grant of non qualified stock options to Clyde B. Anderson, a member of the Company's Board of Directors.

       2. On September 16, 1996, acting by unanimous written consent, the stockholders of the Company approved the increase of shares reserved for issuance under the 1996 Plan from 138,566 to 238,566.

       3. On October 10, 1996, acting by unanimous written consent, the stockholders of the Company approved the grant of incentive stock options to various employees of the Company under the 1996 Plan.


ITEM 5:    Other Information

       None

ITEM 6:    Exhibits and Reports on Form  8-K

       (A)  Exhibits

            Exhibit #           Description
            ---------           -----------
               27               Financial Data Schedule (for SEC use only)

       (B)  Reports on Form 8-K
            None

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                        HIBBETT SPORTING GOODS, INC.


Date: December 12, 1996                 by:  /s/ Susan H. Fitzgibbon
     ---------------------------             --------------------------------
                                             Susan H. Fitzgibbon
                                             Vice President and
                                             Chief Financial Officer