Form 10-K
period 1997-02-01
HIBBETT SPORTING GOODS INC
filed 1997-04-29
CIK 1017480

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                                 ---------------


For the fiscal year ended                                 Commission file number
     February 1, 1997                                            000-20969


                          HIBBETT SPORTING GOODS, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                        63-1074067
      (State of other jurisdiction                            (I.R.S. Employer
   of Incorporation or organization)                         Identification No.)
          451 Industrial Lane
          Birmingham, Alabama                                       35211
(Address of Principal Executive Offices)                         (Zip Code)


               Registrant's telephone number, including area code:
                                  (205)942-4292

           Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of Each Exchange on
    Title of Each Class           CUSIP Number              Which Registered
Common Stock, $.01 Par Value      428565-10-5              NASDAQ Stock Market

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such) and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes  X  No
                                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.     .
                                              ---


The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are "affiliates") was $47,511,939 at April 18,1997, based on the closing sale price of $16.625 for the Common Stock on such date on the Nasdaq National Market.

    The number of shares outstanding of the Registrant's Common Stock, as of
                         April 18, 1997 was 6,134,261.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Hibbett Sporting Goods, Inc. Proxy Statement for its 1997 Annual
  Meeting of Stockholders are incorporated by reference into Part III hereof.

                          HIBBETT SPORTING GOODS, INC.

                                      INDEX


                                     PART I

Item 1.      Business                                                                   3

Item 2.      Properties                                                                 7

Item 3.      Legal Proceedings                                                          7

Item 4.      Submission of Matters to a Vote of Security Holders                        7


                                PART II

Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters                                                        8

Item 6.      Selected Consolidated Financial and Operating Data                         8

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                 11

Item 8.      Financial Statements and Supplementary Data                               17

Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                                  31


                                    PART III


Item 10.     Directors and Executive Officers of Registrant                            31

Item 11.     Executive Compensation                                                    32

Item 12.     Security Ownership of Certain Beneficial Owners and Management            32

Item 13.     Certain Relationships and Related Transactions                            32


                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K           32

                                     PART I

                                ITEM 1. BUSINESS

GENERAL

         Hibbett Sporting Goods, Inc. ("Hibbett" or the "Company") is a rapidly-growing operator of full-line sporting goods stores in small to mid-sized markets in the southeastern United States. Hibbett's stores offer a broad assortment of quality athletic equipment, footwear and apparel at competitive prices with superior customer service. The Company's merchandise assortment features a core selection of brand name merchandise emphasizing team and individual sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. The Company believes that its stores are among the primary retail distribution alternatives for brand name vendors that seek to reach Hibbett's target markets.

         The Company operates 77 Hibbett Sports stores as well as eight smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores. Hibbett's primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located predominantly in enclosed malls. Although competitors in some markets may carry product lines and national brands similar to Hibbett, the Company believes that its Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

BUSINESS STRATEGY

         The Company targets markets with county populations that range from 30,000 to 250,000. By targeting these smaller markets, the Company believes that it is able to achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, the Company establishes greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities.

         Management believes that its ability to merchandise to local sporting or community interests differentiates Hibbett from its national competitors. This strong regional focus also enables the Company to achieve significant cost benefits including lower corporate expenses, reduced distribution costs and increased economies of scale from marketing activities. Additionally, Hibbett also utilizes a number of sophisticated information systems to maintain tight controls over operating costs.

         The Company strives to hire enthusiastic sales personnel with an interest in sports. The Company's extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, videos, self study courses, and interactive group discussions.

STORE CONCEPTS

Hibbett Sports

         The Company's primary retail format is Hibbett Sports, a 5,000 square foot store located predominantly in enclosed malls. The Company tailors its Hibbett Sports concept to the size, demographics and competitive conditions of each market. Sixty-seven Hibbett Sports stores are located in enclosed malls, the majority of which are the only enclosed malls in the county, and the remaining ten are located in strip centers.

         Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team and individual sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. For example, the Company believes that apparel with logos of sports teams of local interest represents a larger percentage of the merchandise mix in Hibbett Sports stores than it does in the stores of national chain competitors. In addition, the Company strives to quickly respond to major sports events of local interest.

Sports & Co.

         The Company opened the first of its four Sports & Co. superstores in the spring of 1995 in Huntsville, Alabama. Sports & Co. superstores average 25,000 square feet and offer a larger assortment of athletic footwear, apparel and equipment than Hibbett Sports stores. Athletic equipment and apparel represent a higher percentage of the overall merchandise mix at Sports & Co. superstores than they do at Hibbett Sports stores. Sports & Co. superstores are designed to project the same exciting and entertaining in-store atmosphere as Hibbett Sports stores but on a larger scale. For example, Sports & Co. superstores offer customer participation areas, such as putting greens and basketball hoop shoots, and feature periodic special events including appearances by well-known athletes.

Sports Additions

         The Company's eight Sports Addition stores are small, mall-based stores, averaging 1,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel. Sports Additions stores offer a broader assortment of athletic footwear, with a greater emphasis on fashion than the athletic footwear assortment offered by Hibbett Sports stores. All Sports Additions stores are currently located in the malls in which Hibbett Sports stores are also present.

Team Sales

         Hibbett Team Sales, Inc. ("Team Sales"), a wholly-owned subsidiary of the Company, is a leading supplier of customized athletic apparel, equipment and footwear to school, athletic and youth programs in Alabama. Team Sales sells its merchandise directly to educational institutions and youth associations. The operations of Team Sales are independent of the operations of the Company's stores, and its warehousing and distribution are managed separately out of its own warehouse.

EXPANSION STRATEGY

         Hibbett targets markets ranging in population from 30,000 to 250,000. By targeting smaller markets, the Company believes that it is able to achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, the Company establishes greater customer and vendor recognition as the leading full-line sporting goods retailer in the local community.

         The Company has recently accelerated its rate of new store openings to take advantage of the growth opportunities in its target markets. The Company has identified over 500 potential markets for future Hibbett Sports stores within the states in which it operates and in contiguous states. Hibbett's clustered expansion program, which calls for opening new stores within a two-hour driving radius of another Company location, allows it to take advantage of efficiencies in distribution, marketing and regional management. In January 1996 the Company moved its operations to its newly constructed distribution center which has significant expansion potential to support the Company's growth for the foreseeable future.

         In evaluating potential markets, the Company considers population, economic conditions, local competitive dynamics and availability of suitable real estate. Although approximately 90% of Hibbett Sports stores are located in enclosed malls, the stores also operate profitably in strip center locations. As the Company continues to expand, it will open new stores in mall and strip center locations.

MERCHANDISING

         The Company's merchandising strategy is to provide a broad assortment of quality athletic equipment, footwear and apparel at competitive prices. The Company's stores offer a core selection of brand name merchandise with an emphasis on team and individual sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. The Company's leading product category is athletic footwear, followed by apparel and sporting equipment, ranked according to sales.

         The Company emphasizes quality brand name merchandise. The Company believes that the breadth and depth of its brand name merchandise selection generally exceeds the merchandise selection carried by local independent competitors. Many of these branded products are highly technical and require considerable sales assistance. The Company coordinates with its vendors to educate the sales staff at the store level on new products and trends.

         Although the core merchandise assortment tends to be similar for each Hibbett Sports store, important local or regional differences frequently exist. Accordingly, the Company's stores regularly offer products that reflect preferences for particular sporting activities in each community and local interest in college and professional sports teams. The Company's knowledge of these interests, combined with its access to leading vendors, enables Hibbett Sports stores to react quickly to emerging trends or special events, such as college or professional championships.

         The Company's merchandise staff analyzes current sporting goods trends by maintaining close relationships with the Company's vendors, monitoring sales at competing stores, communicating with customers, store managers and personnel and reviewing industry trade publications. The merchandise staff works closely with store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities.

VENDOR RELATIONSHIPS

         The sporting goods retail business is very brand name driven. Accordingly, the Company maintains relationships with a number of well-known sporting goods vendors to satisfy customer demand. The Company believes that its stores are among the primary retail distribution alternatives for brand name vendors that seek to reach Hibbett's target markets. As a result, the Company is able to attract considerable vendor interest and establish long-term partnerships with vendors. As its vendors expand their product lines and grow in popularity, the Company expands its sales and promotions of these products within its stores. In addition, as the Company continues to increase its store base and enter new markets, the vendors have increased their brand presence within these regions. The Company also places significant emphasis on and works with its vendors to establish the most favorable pricing and to receive cooperative marketing funds.

         Management believes the Company maintains excellent working relationships with vendors. During fiscal 1997, the Company's largest vendor, Nike, represented approximately 40% of its total purchases.

ADVERTISING AND PROMOTION

         The Company targets special advertising opportunities in its markets to increase the effectiveness of its advertising spending. In particular, the Company prefers advertising in local media as a way to further differentiate itself from national chain competitors. Substantially all of the Company's advertising and promotional spending is centrally directed, with some funds allocated to district managers on an as-requested basis. Advertising in the sports pages of local newspapers serves as the foundation of the Company's promotional program, and in fiscal 1997 it accounted for the majority of the Company's total advertising spending. Other media such as local radio, television and outdoor billboards are used by the Company to reinforce Hibbett name recognition and brand awareness in the community. In addition, direct mail to customers on an in-house mailing list has been used by the Company to reinforce already established buying patterns and to increase customer loyalty.

DISTRIBUTION

         The Company maintains a single 130,000 square foot distribution center in Birmingham, Alabama for all 89 of its existing stores and manages the distribution process centrally from its corporate headquarters which are located in the same building as the distribution center. In January 1996 the Company moved its operations to this newly constructed distribution center which has significant expansion potential to support the Company's growth for the foreseeable future. The Company believes strong distribution support for its stores is a critical element of its expansion strategy and is central to its ability to maintain a low cost operating structure. As the Company continues its expansion, it intends to open new stores in locations that can be supplied from the Company's distribution center.

         The Company receives substantially all of its merchandise at its distribution center. For key products, the Company maintains backstock at the distribution center that is allocated and distributed to stores through an automatic replenishment program based on items sold during the prior week. Merchandise is typically delivered to stores weekly via Company-operated vehicles.

COMPETITION

         The business in which the Company is engaged is highly competitive and many of the items sold by the Company are sold by local sporting goods stores, department and discount stores, athletic footwear and other specialty athletic stores, traditional shoe stores and national and regional full-line sporting goods stores. The marketplace for sporting goods remains highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies. In recent years, the growth of large format retailers has resulted in significant consolidation in large metropolitan markets. However, the Company believes that the competitive environment for sporting goods remains different in small to mid-sized markets where retail demand may not support larger format stores. In smaller markets such as those targeted by the Company's Hibbett Sports format, national chains compete by focusing on a specialty category like athletic footwear in the case of Foot Locker and Foot Action. Accordingly, many of the stores with which the Company competes are units of national chains that have substantially greater financial and other resources than the Company. Hibbett Sports format stores compete with national chains that focus on athletic footwear, local sporting goods stores, department and discount stores and traditional shoe stores. Although its Hibbett Sports format may face competition from a variety of competitors, the Company believes that its Hibbett Sports format is able to compete effectively by distinguishing itself as a full-line sporting goods store with an emphasis on team and individual sports merchandise complemented by a selection of localized apparel and accessories. The larger markets targeted by Sports & Co. superstores are also highly competitive. The Company's Sports & Co. superstores compete with sporting goods superstores, athletic footwear superstores and mass merchandisers. Competitors of Sports & Co. superstores may carry similar product lines and national brands and a broader assortment. The Company believes the principal competitive factors in its markets are service, breadth of merchandise offered, availability of brand names, availability of local merchandise and price. The Company believes it competes favorably with respect to these factors in the small to mid-sized markets in the Southeast. However, there can be no assurance that the Company will continue to be able to compete successfully against existing or future competitors. Expansion by the Company into markets served by its competitors, entry of new competitors or expansion of existing competitors into the Company's markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         The Company employed approximately 414 full-time and approximately 686 part-time employees at February 1, 1997, none of whom are represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. There can be no assurance that the Company's employees will not, in the future, elect to be represented by a union. The Company considers its relationship with its employees to be good and has not experienced significant interruptions of operations due to labor disagreements.

                               ITEM 2. PROPERTIES

         The Company currently leases all of its existing 89 store locations and expects that its policy of leasing rather than owning will continue as it expands. The Company's leases typically provide for a short initial lease term with options on the part of the Company to extend. Management believes that this lease strategy enhances the Company's flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. The Company's ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

         As current leases expire, the Company believes that it will be able either to obtain lease renewals if desired for present store locations or to obtain leases for equivalent or better locations in the same general area. To date, the Company has not experienced difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. The Company's leases may contain certain provisions with which the Company may not be in compliance. Based primarily on the Company's belief that it maintains good relations with its landlords, that most of its leases are at market rents and that it has historically been able to secure leases for suitable locations, management believes that these provisions will not have a material adverse effect on the business or financial condition of the Company.

         The Company moved its operations to the newly-built corporate offices and distribution center in Birmingham, Alabama in January 1996. The offices and the distribution center are leased by the Company under a long term operating lease. Team Sales owns its warehousing and distribution center located in Birmingham, Alabama.

                            ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the business, financial position or results of operations of the Company.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the NASDAQ National Market (NASDAQ) under the symbol HIBB. Trading of the Company's stock commenced on October 11, 1996. The following table sets forth, for the periods indicated, the high and low closing sales prices of shares of the Common Stock as reported by NASDAQ.


         Fiscal 1997:                                           High       Low
                                                                ----       ----
            First Quarter ................................       --         --
            Second Quarter ...............................       --         --
            Third Quarter  (October 11 to November 2) ....    $21 1/2    $19 1/2
            Fourth Quarter (November 3 to February 1) ....    $19 1/2    $12 1/8

         On April 18, 1997, the last reported sale price for the Company's Common Stock as quoted by NASDAQ was $16 5/8 per share. As of April 18, 1997, the Company had approximately 53 registered shareholders.

         The Company has never declared or paid any dividends on its common stock. The Company currently intends to retain its future earnings to finance the growth and development of its business and therefore does not anticipate declaring or paying cash dividends on its common stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant.

           ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

         The statement of operations data and balance sheet data for each of the five fiscal years ended January 31, 1993, January 29, 1994, January 28, 1995, February 3, 1996, and February 1, 1997 set forth below have been derived from audited financial statements of the Company, except for the provision for income taxes, net income and net income per share in fiscal 1993, which are pro forma amounts as explained in footnote 3. The following data should be read in conjunction with the Consolidated Financial Statements of the Company and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 February 1,      February 3,      January 28,      January 29,      January 31,
                                                    1997             1996             1995            1994(1)           1993
                                                 ----------       ----------       ----------       ----------       ----------
                                                 (52 Weeks)       (53 Weeks)       (52 Weeks)       (52 Weeks)       (52 Weeks)
INCOME STATEMENT DATA:
----------------------
Net sales                                        $   86,401       $   67,077       $   52,266       $   40,119       $   36,366
Cost of goods sold, including warehouse,
  distribution, and store occupancy costs            60,017           46,642           36,225           27,731           24,998
                                                 ----------       ----------       ----------       ----------       ----------
    Gross profit                                     26,384           20,435           16,041           12,388           11,368

Store operating, selling, and administrative
  expenses                                           17,339 (2)       13,471           10,453            8,579            7,861
Depreciation and amortization                         1,821            1,322            1,066              932              814
                                                 ----------       ----------       ----------       ----------       ----------
    Operating income                                  7,224            5,642            4,522            2,877            2,693

Interest Expense                                      2,642            1,685 (4)          654              488              325
                                                 ----------       ----------       ----------       ----------       ----------
  Income before provision for income
  taxes and extraordinary item                        4,582            3,957            3,868            2,389            2,368

Provision for income taxes                            1,752            1,514            1,479              920              906 (3)
                                                 ----------       ----------       ----------       ----------       ----------
  Income before extraordinary item                    2,830            2,443            2,389            1,469            1,462 (3)

Extraordinary item, net                              (1,093)(5)           --               --               --               --
                                                 ----------       ----------       ----------       ----------       ----------
  Net income                                     $    1,737       $    2,443       $    2,389       $    1,469       $    1,462
                                                 ==========       ==========       ==========       ==========       ==========

Earnings per common share:
  Income before extraordinary item               $     0.61       $     0.42       $     0.37       $     0.23       $     0.22 (3)
  Extraordinary item, net                             (0.24)(5)           --               --               --               --
                                                 ----------       ----------       ----------       ----------       ----------
  Net income                                     $     0.37       $     0.42       $     0.37       $     0.23       $     0.22 (3)
                                                 ==========       ==========       ==========       ==========       ==========

Weighted average shares outstanding               4,666,173        5,838,267 (4)    6,504,521        6,504,521        6,504,521
                                                 ==========       ==========       ==========       ==========       ==========

SELECTED OPERATING DATA:
------------------------
Number of stores open at end of period:
Hibbett Sports                                           77               56               52               41               33
Sports & Co.                                              4                3               --               --               --
Sports Additions                                          8                8                8                8                6
                                                 ----------       ----------       ----------       ----------       ----------
  Total                                                  89               67               60               49               39
                                                 ==========       ==========       ==========       ==========       ==========

BALANCE SHEET DATA:
-------------------
Working capital                                  $   16,280       $   10,907       $    7,459       $    4,030       $    2,097
Total assets                                         40,358           36,702           22,787           17,507           14,569
Total debt                                               -- (5)       31,912 (4)        5,328            6,179            4,810
Stockholders' investment (deficit)                   26,512 (5)       (8,093)(4)        8,259            5,871            4,402

FOOTNOTES (DOLLARS IN THOUSANDS):

(1) During fiscal year 1994, the Company changed its fiscal year from a twelve-month period ending January 31 to a 52-53 week period ending on the Saturday nearest to January 31.

(2) Includes a $513 pre-tax gain on the sale of the Company's former headquarters and distribution facility and a one-time pre-tax compensation expense of $462 related to stock options issued on August 1, 1996.

(3) Prior to July 1, 1992, the Company was a Subchapter S corporation. Under these provisions, the taxable income of the Company was included in the individual income tax returns of the stockholders. Effective July 1, 1992, the Company and its stockholders terminated the S corporation election and the Company became a taxable corporation. Thus, the provision for income taxes for the fiscal year ended January 31, 1993 gives effect to the application of pro forma income taxes that would have been reported had the Company been a taxable corporation for federal and state income tax purposes for such fiscal year.

(4) In November 1995, the Company completed the Recapitalization (see Footnote 2 to the Consolidated Financial Statements). The Recapitalization included the repurchase and retirement of 5,609,836 shares of common stock for cash and debt and the issuance of 2,886,721 new shares of common stock and debt in exchange for cash. The Recapitalization resulted in a substantial increase in total debt outstanding and a deficit in stockholders' investment.

(5) During the third quarter ended November 2, 1996, the Company completed its initial public offering (see Footnote 2 to the Consolidated Financial Statements) with net proceeds of $32,868. In connection therewith, a substantial portion of the Company's long-term debt was repaid resulting in a loss of $1,093 (net of applicable tax benefit of $677). The loss is classified as an extraordinary item.

      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

         Hibbett is a rapidly-growing operator of full-line sporting goods stores in small to mid-sized markets in twelve states in the southeastern United States. Hibbett's stores offer a broad assortment of quality athletic equipment, footwear and apparel at competitive prices with superior customer service. The Company's merchandise assortment features a core selection of brand name merchandise emphasizing team and individual sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. The Company believes that its stores are among the primary retail distribution alternatives for brand name vendors that seek to reach Hibbett's target markets.

         The Company operates 77 Hibbett Sports stores as well as eight smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores. Hibbett's primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located predominantly in enclosed malls. Although competitors in some markets may carry product lines and national brands similar to Hibbett, the Company believes that its Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to, among other factors, the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

         Beginning in fiscal 1994, Hibbett accelerated its store opening rate to approximately 10 stores per year. In fiscal 1997, the Company further accelerated its rate of new store openings to take advantage of the growth opportunities in its target markets. In fiscal 1997, the Company opened 21 new Hibbett Sports stores and one Sports & Co. superstore. The Company plans to open approximately 27 Hibbett Sports stores in fiscal 1998.

         To support its expansion plans, the Company has increased its staffing levels in finance, merchandising, real estate, distribution and field management. Additionally, in January 1996, the Company moved into its new headquarters and distribution center which has significant expansion potential to support the Company's growth for the foreseeable future. The Company expects to benefit from leveraging these additional costs over a larger store base as it continues to implement its expansion plans.

         In October 1996, the Company completed its initial public offering of 2,300,000 shares of common stock at the initial public offering price of $16 per share. The net proceeds to the Company of approximately $33 million were used to repay the subordinated notes and accrued interest thereon, to repay the term loan and accrued interest thereon, and to reduce borrowings under the revolving loan agreement.

         The Company operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of such year. The consolidated statements of operations for the fiscal years ended February 1, 1997, and January 28, 1995, include 52 weeks of operations while the fiscal year ended February 3, 1996, includes 53 weeks of operations. Hibbett is incorporated under the laws of the state of Delaware.

RESULTS OF OPERATIONS

         The following table sets forth statements of operations expressed as a percentage of net sales for the periods indicated.


                                                                       FISCAL YEAR ENDED
                                                         ------------------------------------------------
                                                         February 1,       February 3,        January 28,
                                                            1997               1996              1995
                                                            ----               ----              ----
Net Sales                                                  100.0%             100.0%            100.0%
Cost of goods sold, including warehouse,
distribution, and store occupancy costs                     69.5               69.5              69.3
                                                           -----              -----             -----
Gross Profit                                                30.5               30.5              30.7
Store operating, selling, and administrative expenses       20.1               20.1              20.0
Depreciation and amortization                                2.1                2.0               2.0
                                                           -----              -----             -----
Operating Income                                             8.3                8.4               8.7
Interest expense                                             3.0                2.5               1.3
                                                           -----              -----             -----
Income before provision for income taxes
and extraordinary item                                       5.3                5.9               7.4
Provision for income taxes                                   2.0                2.3               2.8
                                                           -----              -----             -----
Income before extraordinary item                             3.3                3.6               4.6
Extraordinary item, net                                     (1.3)               0.0               0.0
                                                           -----              -----             -----
Net income                                                   2.0%               3.6%              4.6%
                                                           =====              =====             =====


FISCAL 1997 COMPARED TO FISCAL 1996

         Net sales. Net sales increased $19.3 million, or 28.8%, to $86.4 million for the fifty-two weeks ended February 1, 1997, from $67.1 million for the fifty-three weeks ended February 3, 1996. New stores and stores not in the comparable store net sales calculation accounted for $14.3 million of the increase in net sales and increases in comparable store net sales contributed $5.0 million. Excluding the effect of the additional week of sales in the prior year period, net sales increased 30.4%. The increase in sales in fiscal 1997 is attributable to the opening of twenty-one Hibbett Sports stores and one Sports & Co. superstore and a 10.2% increase in comparable store net sales for the 52 week comparable period. The increase in comparable store net sales was due primarily to increased footwear sales and improved inventory processing at the new distribution center. Comparable store net sales data for the period reflect stores open throughout the period and the corresponding period of the prior fiscal year. Comparable store net sales reflect sales by the Company's traditional format stores only.

         Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $26.4 million, or 30.5% of net sales, in the fifty-two weeks ended February 1, 1997, as compared to $20.4 million, or 30.5% of net sales, in the prior fiscal year. Improved leveraging of store occupancy costs over higher sales was offset by higher markdowns in the current year.

         Store operating, selling and administration expenses. Store operating, selling and administrative expenses for the fifty-two weeks ended February 1, 1997 include a net gain of $533,000 on the disposal of assets which primarily relates to the $513,000 gain on the sale of the former headquarters and distribution facility. The net gain was substantially offset by a one-time compensation expense of approximately $462,000 related to the issuance of stock options on August 1, 1996. Excluding these items, store operating, selling and administrative expenses were $17.4 million, or 20.1% of net sales, for the fifty-two weeks ended February 1, 1997, as compared to $13.5 million, or 20.1% of net sales, for the fifty-three weeks in the year ago period.

         Depreciation and amortization. Depreciation and amortization as a percentage of net sales increased slightly to 2.1% in the fifty-two weeks ended February 1, 1997 from 2.0% in the prior year.

         Interest expense. The $957,000 increase in interest expense for the fifty-two weeks ended February 1, 1997 compared to the prior year is due primarily to the interest expense associated with the subordinated notes which were issued in connection with the Recapitalization in November 1995 (see Note 2 to the Consolidated Financial Statements) and, to a lesser extent, to an increase in borrowings under the revolving loan agreement to fund new store openings. In connection with the initial public offering, the Company repaid a substantial portion of its long-term debt. As a result, the Company anticipates lower interest expense in future periods.

         Extraordinary item, net. The $1,093,000 extraordinary item is the result of the early extinguishment of debt with the proceeds of the initial public offering. This item is shown net of the applicable income tax benefit of $677,000.

FISCAL 1996 COMPARED TO FISCAL 1995

         Net sales. Net sales increased $14.8 million, or 28.3%, to $67.1 million in fiscal 1996 from $52.3 million in fiscal 1995. This increase is attributable to the opening of five Hibbett Sports stores, three Sports & Co. superstores and one Sports Additions store, an increase in comparable store net sales of 6.2% and an additional week of sales as fiscal 1996 included 53 weeks of operations, offset in part by the closing of one Sports Additions store. The increase in comparable store net sales was due primarily to increased sales of footwear and apparel. New stores and stores not in the comparable store net sales calculation accounted for $11.8 million of the increase in net sales and increases in comparable store net sales contributed $3.0 million.

         Gross profit. Gross profit was $20.4 million, or 30.5% of net sales, in fiscal 1996 as compared to $16.0 million, or 30.7% of net sales, in fiscal 1995. The decline in gross profit as a percentage of net sales primarily resulted from higher distribution costs. In anticipation of its accelerated expansion plan, the Company increased staff positions at its distribution center, adding two senior distribution center managers.

         Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $13.5 million, or 20.1% of net sales, in fiscal 1996 as compared to $10.5 million, or 20.0% of net sales, in fiscal 1995. This increase as a percentage of net sales is primarily attributable to the costs associated with increasing the Company's corporate staff to support future growth.

         Depreciation and amortization. Depreciation and amortization as a percentage of net sales remained constant at 2.0% in fiscal 1996 and fiscal 1995.

         Interest expense. The $1.0 million increase in interest expense for fiscal 1996 is primarily due to the interest expense associated with the subordinated notes which were issued in connection with the Recapitalization and the increase in borrowings under the revolving loan agreement and the previous loan agreement to fund new store openings.

         Net income. Net income increased $54,000, or 2.3%, to $2.4 million in fiscal 1996 compared to fiscal 1995 due to the factors discussed above.

FISCAL 1995 COMPARED TO FISCAL 1994

         Net sales. Net sales increased $12.1 million, or 30.3%, to $52.3 million in fiscal 1995 from $40.1 million in fiscal 1994. This increase is attributable to the opening of 11 Hibbett Sports stores and an increase in comparable store net sales of 15.6%. The increase in comparable store net sales was due primarily to a significant increase in branded apparel sales as well as a moderate increase in footwear sales. New stores and stores not in the comparable store net sales calculation accounted for $7.3 million of the increase in net sales and increases in comparable store net sales contributed $4.8 million.

         Gross profit. Gross profit was $16.0 million, or 30.7% of net sales, in fiscal 1995 as compared to $12.4 million, or 30.9% of net sales, in fiscal 1994. The decline in gross profit as a percentage of net sales primarily resulted from higher store occupancy costs.

         Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $10.5 million, or 20.0% of net sales, in fiscal 1995 as compared to $8.6 million, or 21.4% of net sales, in fiscal 1994. This decrease as a percentage of net sales was the result of spreading fixed costs over the Company's larger sales base.

         Depreciation and amortization. Depreciation and amortization as a percentage of net sales decreased to 2.0% in fiscal 1995 from 2.3% in fiscal 1994 as a result of the Company's operating leverage as these costs were allocated over a larger sales base.

         Interest expense. The $166,000 increase in interest expense for fiscal 1995 was due primarily to an increase in borrowings under the previous loan agreement to fund new store openings.

         Net income. Net income increased $920,000, or 62.6%, to $2.4 million in fiscal 1995 from $1.5 million in fiscal 1994. This increase as a percentage of net sales was attributable to factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements relate primarily to new store openings and working capital requirements. The Company's working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarter of its fiscal year. Historically, the Company has funded its cash requirements primarily through cash flow from operations and borrowings under its revolving loan facilities.

         Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. The Company has increased its inventory levels in each of the last three fiscal years as the number of stores has increased and the four larger Sports & Co. superstores have opened. These inventory increases were primarily financed through increased accounts payable balances in fiscal 1995 but were primarily financed with cash from operations in both fiscal 1996 and fiscal 1997. These activities resulted in cash flows provided by (used in) operating activities of $1.8 million, $(158,000), and $3.2 million in fiscal 1997, fiscal 1996, and fiscal 1995, respectively.

         With respect to cash flows from investing activities, the Company's proceeds from the sale of property of $5.3 million primarily related to the sale-leaseback of its new headquarters and distribution center and the sale of the former headquarters and warehouse facilities. The Company used the proceeds to (1) repay $4.3 million then outstanding under the senior subordinated notes issued to temporarily finance the new headquarters and distribution center, and
(2) fund the Company's working capital requirements. Capital expenditures for fiscal 1997 were $4.3 million compared with $8.2 million in fiscal 1996 and $2.2 million in fiscal 1995. Capital expenditures in fiscal 1997 were primarily used to open 21 new Hibbett Sports stores and one Sports & Co. superstore. The higher capital expenditures in fiscal 1996 resulted primarily from the construction of the new headquarters and distribution center for approximately $4.7 million.

         The Company estimates capital expenditures in fiscal 1998 to be approximately $3.9 million which will fund the opening of approximately 27 Hibbett Sports stores, remodel selected existing stores, and fund headquarters and distribution center-related capital expenditures.

         Net cash provided by (used in) financing activities was ($539,000), $7.6 million, and ($851,000) in fiscal 1997, fiscal 1996, and fiscal 1995, respectively. In fiscal 1997, the Company used the net proceeds of $32.9 million from the initial public offering to repay long-term debt and revolving loan borrowings.

         In October 1996, the Company entered into a new unsecured $20 million Revolving Credit Facility (the "Facility") provided by AmSouth Bank of Alabama. Borrowings under the Facility bear interest at the Company's option either at a base rate, a quoted cost of funds rate, or a LIBOR based rate. As of February 1, 1997, the Company had no borrowings outstanding under the Facility which expires October 31, 1999. Based on its current operating and store opening plans, the Company believes that it can adequately fund its cash needs for the foreseeable future through borrowings under the Facility and cash generated from operations.

QUARTERLY FLUCTUATIONS

         The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. The Company's net sales and operating income are typically higher in the fourth quarter due to sales increases during the holiday selling season. However, the seasonal fluctuations are mitigated by the strong product demand in the spring, summer and back-to-school sales periods. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, merchandise mix, the relative proportion of stores represented by each of the Company's three store concepts and demand for apparel and accessories driven by local interest in sporting events.

The following tables set forth certain unaudited financial data for the quarters indicated:

UNAUDITED QUARTERLY FINANCIAL DATA
(Dollar amounts in thousands, except per share amounts)


                                Fiscal Year Ended February 1, 1997
                        -------------------------------------------------
                          First        Second       Third        Fourth
                        (13 Weeks)   (13 Weeks)   (13 Weeks)   (13 Weeks)
                        ----------   ----------   ----------   ----------
Net sales                $20,251      $18,768      $20,618      $26,764
Gross profit               6,216        5,531        6,417        8,220
Operating income           2,429(1)       725(2)     1,543        2,527



                                Fiscal Year Ended February 3, 1996
                        -------------------------------------------------
                          First        Second       Third        Fourth
                        (13 Weeks)   (13 Weeks)   (13 Weeks)   (13 Weeks)
                        ----------   ----------   ----------   ----------
Net sales                $15,001      $14,354      $15,737      $21,985
Gross profit               4,570        4,247        4,875        6,743
Operating income           1,476        1,055        1,322        1,789



Footnotes (dollars in thousands):

(1) In the first quarter of the fiscal year ended February 1, 1997, the Company recorded a $513 pre-tax gain on the sale of the Company's former headquarters and distribution facility. Excluding this gain, operating income would have been $1,916.

(2) In the second quarter of the fiscal year ended February 1, 1997, the Company recorded a one-time compensation expense of $462 related to the issuance of stock options issued on August 1, 1996. Excluding this expense, operating income would have been $1,187.

         In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information presented elsewhere herein and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein. The operating results from any quarter are not necessarily indicative of the results to be expected for any future period.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of, among other factors, the ability of the Company to execute its expansion plans, a shift in demand for the merchandise offered by the Company, the Company's ability to obtain brand name merchandise at competitive prices, the effect of regional or national economic conditions and the effect of competitive pressures from other retailers. In addition, the reader should consider the risk factors described from time to time in the Company's other documents and reports, including the factors described under "Risk Factors" in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 27, 1996, as amended.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                                               Page
------------------------------------------                                               ----
Independent Auditors' Report                                                              18

Consolidated Balance Sheets as of February 1, 1997 and February 3, 1996                   19

Consolidated Statements of Operations for the years ended
         February 1, 1997, February 3, 1996 and January 28, 1995                          20

Consolidated Statements of Stockholders' Investment (Deficit) for the years
         ended February 1, 1997, February 3, 1996 and January 28, 1995                    21

Consolidated Statements of Cash Flows for the years ended
         February 1, 1997, February 3, 1996 and January 28, 1995                          22

Notes to Consolidated Financial Statements                                                23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Hibbett Sporting Goods, Inc.:


         We have audited the accompanying consolidated balance sheets of HIBBETT SPORTING GOODS, INC. (a Delaware corporation, formerly an Alabama corporation) AND SUBSIDIARIES as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholders' investment (deficit), and cash flows for each of the three fiscal years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sporting Goods, Inc. and subsidiaries as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 1997, in conformity with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP


Birmingham, Alabama
March 18, 1997

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                              February 1, February 3,
                                                                 1997        1996
                                                               --------    --------
ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                 $  2,269    $     31
     Accounts receivable, net                                     2,097       1,341
     Inventories                                                 24,521      20,705
     Prepaid expenses and other                                     485         756
     Refundable income taxes                                        128         419
     Deferred income taxes                                          626         538
                                                               --------    --------
                                                                 30,126      23,790
                                                               --------    --------

  PROPERTY AND EQUIPMENT:
     Land                                                            24         748
     Buildings                                                      216       4,869
     Equipment                                                    5,798       4,581
     Furniture and fixtures                                       4,564       3,470
     Leasehold improvements                                       7,321       5,901
     Construction in progress                                       683         170
                                                               --------    --------
                                                                 18,606      19,739
     Less accumulated depreciation & amortization                 8,722       7,605
                                                               --------    --------
                                                                  9,884      12,134
                                                               --------    --------

  NONCURRENT ASSETS:
     Deferred income taxes                                          321         308
     Unamortized debt issuance costs, net                            --         434
     Other, net                                                      27          36
                                                               --------    --------
                                                                    348         778
                                                               --------    --------

                                                               $ 40,358    $ 36,702
                                                               ========    ========


LIABILITIES AND STOCKHOLDERS' INVESTMENT (DEFICIT)
  CURRENT LIABILITIES:
     Accounts payable                                          $ 10,381    $ 10,371
     Accrued income taxes                                           436          --
     Accrued expenses:
        Payroll-related                                           1,875       1,079
        Other                                                     1,144         887
        Related-party                                                10         546
                                                               --------    --------
                                                                 13,846      12,883
                                                               --------    --------

  LONG-TERM DEBT                                                     --      31,912
                                                               --------    --------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' INVESTMENT (DEFICIT):
     Preferred Stock, $.01 par value, 1,000,000 shares
        authorized, no shares outstanding                            --          --
     Common Stock, $.01 par value, 12,000,000 shares
        authorized, 6,134,261 shares issued and
        outstanding at February 1, 1997; and $.01 par value,
        50,000,000 shares authorized, 23,389,000 shares
        issued and outstanding at February 3,                        61         234
     Paid-in capital                                             47,974      14,933
     Retained earnings (deficit)                                (21,523)    (23,260)
                                                               --------    --------
                                                                 26,512      (8,093)
                                                               --------    --------

                                                               $ 40,358    $ 36,702
                                                               ========    ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED BALANCE SHEETS.

                HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLARS IN THOUSANDS, EXCEPT  PER SHARE AMOUNTS)

                                                       February 1,            February 3,          January 28,
                                                          1997                   1996                 1995
                                                       -----------            ----------           ----------
                                                        (52 Weeks)            (53 Weeks)           (52 Weeks)
Net sales                                              $    86,401            $   67,077           $   52,266
Cost of goods sold, including warehouse,
  distribution, and store occupancy costs                   60,017                46,642               36,225
                                                       -----------            ----------           ----------
    Gross profit                                            26,384                20,435               16,041

Store operating, selling, and administrative
  expenses                                                  17,339                13,471               10,453
Depreciation and amortization                                1,821                 1,322                1,066
                                                       -----------            ----------           ----------
    Operating income                                         7,224                 5,642                4,522

Interest expense                                             2,642                 1,685                  654
                                                       -----------            ----------           ----------
  Income before provision for income taxes
    and extraordinary item                                   4,582                 3,957                3,868

Provision for income taxes                                   1,752                 1,514                1,479
                                                       -----------            ----------           ----------
  Income before extraordinary                                2,830                 2,443                2,389
Extraordinary item, net of income tax
 benefit of $677                                            (1,093)                   --                   --
                                                       -----------            ----------           ----------
  Net income                                           $     1,737            $    2,443           $    2,389
                                                       ===========            ==========           ==========

Earnings per common share:
  Income before extraordinary                          $      0.61            $     0.42           $     0.37
  Extraordinary item, net                                    (0.24)                   --                   --
                                                       -----------            ----------           ----------
  Net income                                           $      0.37            $     0.42           $     0.37
                                                       ===========            ==========           ==========

Weighted average shares outstanding                      4,666,173             5,838,267            6,504,521
                                                       ===========            ==========           ==========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                  Common Stock
                                                            -------------------------                       Retained
                                                             Number of                       Paid-In        Earnings
                                                               Shares          Amount        Capital        (Deficit)
                                                            -----------        ------       --------        ---------
BALANCE, January 29, 1994                                        10,256        $   1        $    126        $  5,743
     Net income                                                      --           --              --           2,389
     Change in par value                                             --           (1)              1              --
     Issuance of shares in connection  with a
        100-for-1 stock split                                 1,015,344           10             (10)             --
                                                            -----------        -----        --------        --------
BALANCE, January 28, 1995                                     1,025,600           10             117           8,132
     Net income                                                      --           --              --           2,443
     Issuance of shares in connection with a
        38.687189-for-1 stock split                          38,651,981          387            (387)             --
     Purchase and retirement of shares                      (34,220,000)        (342)            (43)        (33,835)
     Issuance of shares                                      17,609,000          176          17,433              --
     Expenses related to capital transactions                   322,419            3          (2,187)             --
                                                            -----------        -----        --------        --------
BALANCE, February 3, 1996                                    23,389,000          234          14,933         (23,260)
     Net income                                                      --           --              --           1,737
     Retroactive effect of 1-for-6.1 reverse stock split    (19,554,739)        (196)            196              --
     Initial public offering of common stock, net
         of offering costs of $1,356                          2,300,000           23          32,845              --
                                                            -----------        -----        --------        --------
BALANCE, February 1, 1997                                     6,134,261        $  61        $ 47,974        $(21,523)
                                                            ===========        =====        ========        ========



 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                      Fiscal Year Ended
                                                              -----------------------------------
                                                              February 1, February 3, January 28,
                                                                 1997        1996        1995
                                                              ----------- ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  1,737    $  2,443    $ 2,389
                                                               --------    --------    -------
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Extraordinary item                                        1,770          --         --
        Depreciation and amortization                             1,969       1,475      1,124
        Deferred income taxes                                      (101)       (140)      (266)
        (Gain) loss on disposal of assets                          (533)          6          4
        Interest expense funded through additional debt              14         128         --
        (Increase) decrease in assets:
            Accounts receivable, net                               (756)       (247)        (9)
            Inventories                                          (3,816)     (5,969)    (3,930)
            Prepaid expenses and other                              271        (644)        71
            Refundable income taxes                                 291        (419)        61
            Other noncurrent assets                                   9        (474)        11
        Increase (decrease) in liabilities:
            Accounts payable                                         10       2,828      2,978
            Accrued income taxes                                    436         (71)        71
            Accrued expenses                                        517         926        694
                                                               --------    --------    -------
               Total adjustments                                     81      (2,601)       809
                                                               --------    --------    -------
      Net cash provided by (used in) operating activities         1,818        (158)     3,198
                                                               --------    --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (4,308)     (8,172)    (2,179)
   Proceeds from sale of property                                 5,267           6         26
                                                               --------    --------    -------
      Net cash provided by (used in) investing activities           959      (8,166)    (2,153)
                                                               --------    --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common shares in
     initial public offering                                     32,868          --         --
   Repayment of subordinated and senior subordinated notes
      payable to stockholders                                   (20,267)         --         --
   Revolving loan borrowings and repayments, net                (12,140)     12,140         --
   Repayment of term loan                                        (1,000)         --         --
   Purchase and retirement of shares in the Recapitalization         --     (22,250)        --
   Issuance of shares in the Recapitalization                        --      17,609         --
   Expenses related to the Recapitalization                          --      (2,184)        --
   Principal payments on long-term debt                              --      (5,328)    (3,251)
   Proceeds from issuance of long-term debt to stockholders          --       6,641         --
   Proceeds from term loan                                           --       1,000         --
   Proceeds from issuance of long-term debt                          --          --      4,579
   Borrowings (repayments) of short-term debt, net                   --          --     (2,179)
                                                               --------    --------    -------
      Net cash provided by (used in) financing activities          (539)      7,628       (851)
                                                               --------    --------    -------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                    2,238        (696)       194
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       31         727        533
                                                               --------    --------    -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  2,269    $     31    $   727
                                                               ========    ========    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the year for:
      Interest                                                 $  3,006    $  1,038    $   612
                                                               ========    ========    =======
      Income taxes, net of refunds                             $    846    $  2,144    $ 1,500
                                                               ========    ========    =======

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
   ACTIVITIES:
   Issuance of debt (including unamortized debt discount)
      to stockholders for the purchase of shares in
      the Recapitalization                                     $     --    $ 13,051    $    --
                                                               ========    ========    =======
   Issuance of stock as compensation related to capital
      transactions in the Recapitalization                     $     --    $    322    $    --
                                                               ========    ========    =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         Hibbett Sporting Goods, Inc. (the "Company") is an operator of full-line sporting goods retail stores in small to mid-sized markets in the Southeastern United States. The Company's fiscal year ends on the Saturday closest to January 31 of each year.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of the Company include its accounts and the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (1) the reported amounts of certain assets and liabilities and disclosure of certain contingent assets and liabilities at the date of the financial statements, and (2) the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

         Inventories are valued at the lower of cost or market using the retail inventory method of accounting, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. It is the Company's policy to depreciate assets acquired prior to January 28, 1995 using accelerated and straight-line methods over the estimated service lives (3 to 10 years for equipment, 5 to 10 years for furniture and fixtures, and 10 to 31.5 years for buildings) and to amortize leasehold improvements using the straight-line method over the periods of the applicable leases. Depreciation on assets acquired subsequent to January 28, 1995 is provided using the straight-line method over the estimated service lives (3 to 5 years for equipment, 7 years for furniture and fixtures, and 39 years for buildings) or, in the case of leasehold improvements, 10 years or over the lives of the respective leases, if shorter.

         Maintenance and repairs are charged to expense as incurred. Costs of renewals and betterments are capitalized by charges to property accounts and are depreciated using applicable annual rates. The cost and accumulated depreciation of assets sold, retired, or otherwise disposed of are removed from the accounts, and the related gain or loss is credited or charged to income.

STORE OPENING COSTS

         Non-capital expenditures incurred in preparation for opening new retail stores are expensed in the period each store opens.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         In preparing disclosures about the fair value of financial instruments, management has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings and accounts payable, because of the short maturities of those instruments. The estimated fair values of any long-term debt instruments outstanding at year end are based upon the current interest rate environment and remaining term to maturity.

INCOME TAXES

         The Company accounts for income taxes using the asset and liability method, which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, the asset and liability method requires the adjustment of previously deferred income taxes for changes in tax rates.

EARNINGS PER SHARE

         Earnings per share for each of the periods presented is calculated by dividing net income by the number of weighted average common shares outstanding. Common stock equivalents in the form of stock options are included in the calculation utilizing the treasury stock method for all periods presented. All earnings per share, weighted average shares outstanding, stock options, and stock option per share amounts have been retroactively restated for all periods presented to reflect the 1-for-6.1 reverse stock split discussed in Note 2. Supplemental earnings per share is calculated by dividing net income after adjustment for applicable interest expense of $1,491,000 (net of tax), by the adjusted number of weighted average shares outstanding (6,134,261 shares after giving effect to the number of shares to repay $31,012,000 of debt). Supplemental earnings per share before and after an extraordinary item for the fiscal year ended February 1, 1997 was $.70 and $.53, respectively.

CONSOLIDATED STATEMENTS OF CASH FLOWS

         For purposes of the consolidated statements of cash flows, the Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

PRIOR YEAR RECLASSIFICATION

         Certain prior year amounts have been reclassified to conform to the current year presentation.

     2. STOCKHOLDERS' INVESTMENT TRANSACTIONS

         In December 1994, the Company's Board of Directors approved an increase in the number of authorized shares of common stock from 20,000 to 3,000,000 shares and a decrease in the par value from $.10 to $.01 per share. In addition, the Company's Board of Directors declared a 100-for-1 stock split in the form of a 100% stock dividend.

         On November 1, 1995, the Company's Board of Directors approved a series of equity and debt transactions which resulted in a recapitalization of the Company and a change in controlling ownership of the common stock outstanding (the "Recapitalization"). In connection with the Recapitalization, the Company's Board of Directors (i) increased the number of authorized shares of common stock from 3,000,000 to 50,000,000 shares, (ii) declared a 38.687189-for-1 stock split, (iii) approved the repurchase and retirement of 34,220,000 shares (5,609,836 shares after giving retroactive effect to the 1-for-6.1 reverse stock split discussed below) of common stock for $1.00 per share ($6.10 per share after giving retroactive effect to the 1-for-6.1 reverse stock split discussed below) with $22,250,000 cash and the issuance of $13,051,000 of debt (including unamortized debt discount), and (iv) approved the issuance of 17,609,000 new shares (2,886,721 shares after giving effect of the 1-for-6.1 reverse stock split discussed below) of common stock at $1.00 per share ($6.10 per share after giving retroactive effect to the 1-for-6.1 reverse stock split discussed below) and $7,074,000 of debt (including unamortized debt discount) for $24,250,000 cash. Expenses of $2,506,000 were incurred in connection with the Recapitalization and reduced paid-in capital.

         On September 13, 1996, the Company's Board of Directors approved a 1-for-6.1 reverse stock split of the Company's Common Stock. In addition, the Board of Directors approved a plan of reorganization which included (i) reincorporating the Company in the state of Delaware, (ii) decreasing the number of authorized shares of common stock from 50,000,000 to 12,000,000 shares, and
(iii) authorizing 1,000,000 shares of preferred stock, par value $.01 per share.

         On October 11, 1996, the Company completed its initial public offering of 2,300,000 shares of common stock at the initial public offering price of $16 per share. The net proceeds to the Company of $32,868,000 were used to repay the subordinated notes and accrued interest thereon, to repay the term loan and accrued interest thereon, and to reduce borrowings under the revolving loan agreement (see Note 3).

         All references in the financial statements to weighted average shares outstanding, earnings per share, and stock options have been restated to reflect the above stock splits and the reverse stock split.

     3. LONG-TERM DEBT

The Company's long-term debt is as follows:


                                                                                 FEBRUARY 1,         FEBRUARY 3,
                                                                                    1997                1996
                                                                                --------------------------------
         Revolving loan agreement                                               $         0         $ 12,140,000
         Term loan agreement, due November 1997, unsecured                                0            1,000,000
         Subordinated notes payable to stockholders, unsecured,
           12%, due November 2002, interest payable quarterly,
           beginning November 1, 1996                                                     0           16,000,000
         Senior subordinated bridge notes payable to stockholders,
           unsecured, 12%, due November 2000, interest payable quarterly                  0            4,253,000
         Unamortized debt discount                                                        0           (1,481,000)
                                                                                -----------         ------------
                                                                                          0           31,912,000
         Less current maturities                                                          0                    0
                                                                                -----------         ------------
                                                                                $         0         $ 31,912,000
                                                                                ===========         ============


         At February 1, 1997, the Company maintained an unsecured revolving credit facility (the "Facility") totaling $20,000,000 which expires October 31, 1999. There were no amounts outstanding under the Facility at February 1, 1997. Under the Facility, the Company may borrow amounts against a base rate, a quoted costs of funds rate, or a LIBOR based rate. The average amount of borrowings outstanding under the Facility during fiscal 1997 was $5,028,000, the maximum amount outstanding was $6,261,000, and the weighted average interest rate was 7.44%.

         From November 1, 1995 until October 31, 1996, the Company maintained a revolving loan agreement totaling $25,000,000 which was secured by certain levels of the Company's accounts receivable and inventories. In connection with the Company's initial public offering, the amount outstanding under the agreement was repaid and the revolving loan agreement was terminated. The average amount of borrowings outstanding under the revolving loan agreement during fiscal 1997 was $15,996,000, the maximum amount outstanding was $18,522,000, and the weighted average interest rate was 9.0%.

         The Company's term loan was also repaid in connection with the Company's initial public offering. The interest rate on the amount outstanding at February 3, 1996, was 9.45%.

         As part of the Recapitalization, in November 1995, the Company issued to stockholders subordinated notes and senior subordinated bridge notes totaling $20,125,000 with an original issue discount of $1,514,000 related solely to the stockholders' subordinated notes. A portion of the proceeds of these borrowings were utilized to retire existing debt. In January 1996, the Company issued $128,000 of additional notes as satisfaction for interest on the Company's bridge notes. The Company repaid the senior subordinated bridge notes in February 1996. In connection with the Company's initial public offering in October 1996, the subordinated notes were repaid. The repayment resulted in a loss of $1,093,000 (net of the applicable income tax benefit of $677,000) which is classified as an extraordinary item in the accompanying statement of operations.

         The Company's debt agreement contains certain restrictive covenants common to such agreements. The Company was in compliance with respect to all of its covenants at February 1, 1997.

         During most of fiscal 1996, the Company maintained working capital lines of credit under which the average borrowings outstanding were $5,200,000, and the maximum borrowings outstanding were $6,697,000. The weighted average interest rate was approximately 9.0%.

4. LEASES

         The Company leases the premises for its retail sporting goods stores under operating leases which expire in various years through the year 2008. Many of these leases contain renewal options and require the Company to pay executory costs (such as property taxes, maintenance, and insurance). Rental payments typically include minimum rentals plus contingent rentals based on sales.

         In February 1996, the Company entered into a sale-leaseback transaction to finance its new warehouse and office facilities. The sales price of $4,700,000 approximated the book value of the facility after considering transaction expenses. The related lease term is for 15 years at $476,000 per year and is structured as an operating lease.

         Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of February 1, 1997 are as follows:


                                      FISCAL YEAR ENDING
                                      ------------------
                                    1998                   $ 4,807,000
                                    1999                     4,683,000
                                    2000                     4,527,000
                                    2001                     3,760,000
                                    2002                     3,378,000
                                    Thereafter              10,805,000
                                                           -----------
                                                           $31,960,000
                                                           ===========


Rental expense for all operating leases consisted of the following:



                                                 FISCAL YEAR ENDED
                                     --------------------------------------------
                                     FEBRUARY 1,      FEBRUARY 3,     JANUARY 28,
                                         1997            1996            1995
                                     --------------------------------------------
Minimum rentals                       $4,365,000      $3,080,000      $2,469,000
Contingent rentals                       682,000         487,000         392,000
                                      ----------      ----------      ----------
                                      $5,047,000      $3,567,000      $2,861,000
                                      ==========      ==========      ==========


5. PROFIT-SHARING PLAN

         The Company maintains a 401(k) profit sharing plan (the "Plan") which permits participants to make pretax contributions to the Plan. The Plan covers all employees who have completed one year of service and who are at least 21 years of age. Participants of the Plan may voluntarily contribute from 2% to 15% of their compensation within certain dollar limits as allowed by law. These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the Plan. The Company's contribution to the Plan equals (1) an amount determined at the discretion of the Board of Directors plus (2) a matching contribution equal to a discretionary percentage of up to 6% of a participant's compensation. Contribution expense for fiscal years 1997, 1996, and 1995 was $238,000, $165,000, and $108,000, respectively.

     6. RELATED-PARTY TRANSACTIONS

         Subsequent to November 1, 1995, the Company's new majority shareholder began providing financial advisory services to the Company for an annual fee of $200,000. Such services include, but are not necessarily limited to, advice and assistance concerning any and all aspects of the operation, planning, and financing of the Company. Management fee expense under this arrangement was $200,000 and $50,000 in fiscal 1997 and fiscal 1996, respectively.

         Prior to November 1, 1995, the Company's previous majority shareholders (now minority shareholders) provided to the Company similar services as discussed above. Fees for these services amounted to $0, $95,000, and $256,000 in fiscal years 1997, 1996, and 1995, respectively.

         Subordinated notes payable to stockholders, net of the related unamortized debt discount, were outstanding and included in long-term debt in the amount of $18,772,000 at February 3, 1996. Related to these notes, the Company incurred approximately $1,355,000 of interest expense in fiscal 1997. In fiscal 1996, the Company incurred approximately $620,000 of interest expense, of which approximately $492,000 was included in accrued expenses and approximately $128,000 was capitalized into the senior subordinated bridge notes payable at February 3, 1996.

         In connection with services provided to the Company related to the Recapitalization discussed in Note 2, the Company paid the majority shareholder and minority shareholders approximately $575,000 and $63,000, respectively, and issued to a minority shareholder 322,419 shares (52,855 shares after giving retroactive effect to the 1-for-6.1 reverse stock split discussed in Note 2) of common stock with an aggregate value of approximately $322,000. These costs were recorded as a reduction to paid-in capital.

         In November 1995, the Company entered into a sublease for one store with an entity that is controlled by a minority shareholder which expires in June 2008. Minimum lease payments were $190,800 and $27,000 in fiscal 1997 and fiscal 1996 respectively. Future minimum lease payments under this noncancelable sublease aggregate $2,178,000.

         The Company leased its previous warehouse and office facilities under a lease-purchase agreement which was fully paid in a previous year. Subsequent to February 3, 1996, the Company sold an assignment of its interest in the lease on this property to a related party for $850,000, which resulted in a gain of approximately $513,000 in the fiscal year ended February 1, 1997.

         On August 1, 1996, the Company entered into an agreement with a minority shareholder which provided for an annual fee of $50,000 and the grant of 70,820 stock options discussed in Note 8 in consideration for his advisory services to the Company.

     7. INCOME TAXES

         A summary of the components of the provision for income taxes is as follows:


                                                FISCAL YEAR ENDED
                                      -----------------------------------------
                                      FEBRUARY 1,    FEBRUARY 3,    JANUARY 28,
                                          1997           1996           1995
                                      -----------------------------------------
         Federal:
           Current                    $ 1,650,000    $ 1,476,000    $ 1,553,000
           Deferred                       (90,000)      (126,000)      (237,000)
                                      -----------    -----------    -----------
                                        1,560,000      1,350,000      1,316,000
                                      -----------    -----------    -----------
         State:
           Current                        203,000        178,000        192,000
           Deferred                       (11,000)       (14,000)       (29,000)
                                      -----------    -----------    -----------
                                          192,000        164,000        163,000
                                      -----------    -----------    -----------
         Provision for income taxes   $ 1,752,000    $ 1,514,000    $ 1,479,000
                                      ===========    ===========    ===========


The provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following:


                                                                   FISCAL YEAR ENDED
                                                         -------------------------------------
                                                         FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,
                                                            1997         1996         1995
                                                         -------------------------------------
         Tax provision computed at
         the federal statutory rate (34%)                $1,558,000   $1,345,000   $1,315,000
         Effect of state income taxes, net of benefits      151,000      118,000      127,000
         Other                                               43,000       51,000       37,000
                                                         ----------   ----------   ----------
                                                         $1,752,000   $1,514,000   $1,479,000
                                                         ==========   ==========   ==========


Temporary differences which create deferred tax assets are detailed below:


                                         FEBRUARY 1, 1997     FEBRUARY 3, 1996
                                     --------------------------------------------
                                      CURRENT    NONCURRENT  CURRENT   NONCURRENT
                                     --------------------------------------------
         Depreciation                $       0    $321,000   $      0   $308,000
         Inventory                     101,000           0    371,000          0
         Accruals                      539,000           0    153,000          0
         Other                         (14,000)          0     14,000          0
                                     ---------    --------   --------   --------
         Deferred tax asset, net     $ 626,000    $321,000   $538,000   $308,000
                                     =========    ========   ========   ========


The Company has not recorded a valuation allowance for deferred tax assets as realization is considered more likely than not.

8. STOCK OPTIONS AND STOCK PURCHASE PLANS

         The Hibbett Sporting Goods, Inc. Employee Stock Option Plan, as amended (the "Original Option Plan") authorizes the granting of stock options for the purchase of up to 66,352 shares of common stock. As of February 1, 1997, options for all 66,352 shares were outstanding. Options outstanding become exercisable 33% at the end of each of the following three successive years for 25,369 shares and 40,983 shares become exercisable 20% at the end of each of the following five successive years.

         In fiscal 1997, the Company adopted the Hibbett Sporting Goods, Inc. 1996 Stock Option Plan, as amended (the "1996 Option Plan"). The 1996 Option Plan authorizes the granting of stock options for the purchase of up to 238,566 shares of common stock. As of February 1, 1997, a total of 110,370 shares of the Company's authorized and unissued common stock were reserved for future grants under the 1996 Option Plan, and options for 127,914 shares were outstanding at that date. Options outstanding become exercisable 20% at the end of each of the following five successive years.

         On August 1, 1996, the Company granted options pursuant to the agreement discussed in Note 6 for 70,820 shares which become exercisable six months after, and will expire no later than nine months after October 17, 1996, the closing date of the Company's initial public offering.

         Compensation expense of $500,000 was accrued in fiscal 1997 related to the difference in the estimated market value of the stock and the nonqualified option exercise price, including the related tax benefit. Upon exercise of stock options, the excess of the proceeds and accruals over the par value will be credited to paid-in capital.

         On September 13, 1996, the Company adopted an Employee Stock Purchase Plan and Outside Director Stock Purchase Plan reserving 75,000 shares and 50,000 shares of the Company's Common Stock, respectively, for purchase by the employees and directors at 85% and 100% of the fair value of the Common Stock, respectively. On January 10, 1997, the Company granted 10,000 options under the Outside Director Stock Purchase Plan. The Employee Stock Purchase Plan will become effective on April 1, 1997.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 established financial accounting and reporting standards for stock-based compensation and for transactions in which an entity issues its equity instruments to acquire goods and services for nonemployees. In accordance with SFAS No. 123, the Company continues to account for and record compensation expense under Accounting Principles Board Opinion ("APB") No. 25. However, the Company adopted the disclosure only provisions of SFAS No. 123 as required. If the Company had recorded compensation expense in accordance with SFAS No. 123 under the fair value based method, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                 FISCAL YEAR ENDED
                                             -------------------------
                                             FEBRUARY 1,   FEBRUARY 3,
                                                1997          1996
                                             -------------------------
     Net income--as reported                  $ 1,737       $ 2,443

     Net income--pro forma                      1,510         2,420

     Earnings per share--as reported              .37           .42

     Earnings per share--pro forma                .32           .41

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in connection with the Black-Scholes model as well as information with respect to stock options is summarized as follows:


                                                                                     ADVISORY    OUTSIDE
                                                                                    AGREEMENT    DIRECTOR
                                        ORIGINAL OPTION PLAN    1996 OPTION PLAN     (NOTE 6)      PLAN
                                        -----------------------------------------------------------------
                                        AUGUST      NOVEMBER     APRIL    OCTOBER     AUGUST      JANUARY
                                         1995         1995       1996       1996       1996         1997
                                        -----------------------------------------------------------------
Weighted average exercise
price per share                          $1.89       $6.10       $6.10     $16.00      $8.48      $12.13
Weighted average fair value
of options granted                       $4.56       $2.89       $7.73     $ 7.76      $7.95      $ 2.46

ASSUMPTIONS FOR BLACK-SCHOLES MODEL:
------------------------------------
Expected dividend yield                   0.00%       0.00%       0.00%      0.00%      0.00%       0.00%
Expected stock price
volatility                                 .45         .45         .45        .45        .45         .45
Risk-free interest rate                   6.02%       5.73%       6.14%      6.41%      5.72%       5.82%
Expected life of options                 3 years     5 years     5 years    5 years   9 months     1 year



9. COMMITMENTS AND CONTINGENCIES

Employment Agreement

         On November 1, 1995, the Company entered into an employment agreement with an employee which provides for a three-year employment period at a base salary plus various incentives.

Legal

         The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of the Company.

      ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Information required by this item is incorporated by reference from the sections entitled "Directors and Executive Officers," "The Board of Directors," and "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held June 24, 1997 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

                         ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners" and "Directors and Executive Officers."

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

         1. Financial Statements. Reference is made to the Index to the Consolidated Financial Statements set forth on page 17 of this Form 10-K.

         2. Financial Statement Schedules. The following consolidated financial statement schedule of Hibbett Sporting Goods, Inc. is attached hereto:

         Schedule II       Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

         3. Exhibits. The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

                                 EXHIBITS INDEX

Exhibit #
3.1      Certificate of Incorporation of the Company

3.2      Bylaws of the Company

10.1.1 Revolving Credit Facility dated as of October 31, 1996 between the Company, Hibbett Team Sales, Inc. and Amsouth Bank of Alabama

10.2.1* Stockholders Agreement dated as of November 1, 1995 among The SK Equity Fund, L.P., SK Investment Fund, L.P., the Company and certain stockholders of the Company named therein (the "Stockholders Agreement")

10.2.2** Amendment No. 1 to the Stockholders Agreement dated as of June 28, 1996

10.2.3   Amendment No. 2 to the Stockholders Agreement

10.3* Advisory Agreement dated November 1, 1995 between the Company and Saunders, Karp & Co., L.P.

10.4* Employment and Post-Employment Agreement dated as of November 1, 1995 between the Company and Michael J. Newsome

10.5* Letter from the Company to Michael J. Newsome dated November 1, 1995 re: Incentive Compensation Arrangements

10.6* Non-competition Agreement dated November 1, 1995 among Charles C. Anderson, Joel R. Anderson, Clyde B. Anderson, the Company, The SK Equity Fund, L.P. and SK Investment Fund, L.P.

10.7**   The Company's Stock Option Plan (as amended effective as of October 10,
         1996)

10.8**   The Company's Amended and Restated 1996 Stock Option Plan ("1996 Plan")

10.9**   The Company's Employee Stock Purchase Plan

10.10**  The Company's Stock Plan for Outside Directors

10.11.1* Lease Agreement dated as of February 12, 1996 between QRS 12-14 (AL),
         Inc. and Sports Wholesale, Inc. (the "Lease Agreement")

10.11.2 Landlord's Waiver and Consent re: Lease Agreement dated February 12, 1996 by QRS 12-14 (AL), Inc., filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-07023), filed with the Security and Exchange commission July 16, 1996, and incorporated herein by reference

10.12** Letter from the Company to Clyde B. Anderson dated September 13, 1996 re: Consulting Agreement - S-1

11       Statement of Computation of Net Income Per Share

21*      List of Company's Subsidiaries

23.1     Consent of Arthur Andersen LLP

27       Financial Data Schedule (for SEC use only).


(b)      Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three months ended February 1, 1997.

* Filed as an exhibit to the Company's Registration Statement on Form S-1, (Registration No. 333- 07023) filed with the Securities and Exchange Commission June 27, 1996, and incorporated herein by reference.

** Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-07023) filed with the Securities and Exchange Commission September 16, 1996, and incorporated herein by reference.

SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HIBBETT SPORTING GOODS, INC.



                                    By:   /s/ Michael J. Newsome
                                       -----------------------------------------
                                          Michael J. Newsome
                                          President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


           Signature                             Title                        Date
------------------------------      -------------------------------     --------------
   /s/ Michael J. Newsome           Principal Executive Officer and     April 28, 1997
------------------------------      Director                            --------------
     Michael J. Newsome


   /s/ Susan H. Fitzgibbon          Principal Financial Officer and     April 28, 1997
------------------------------      Principal Accounting Officer        --------------
     Susan H. Fitzgibbon


   /s/ Clyde B. Anderson            Director                            April 28, 1997
------------------------------                                          --------------
     Clyde B. Anderson


    /s/ H. Ray Compton              Director                            April 28, 1997
------------------------------                                          --------------
      H. Ray Compton


                                    Director
------------------------------                                          --------------
 Barry H. Feinberg


 /s/ F. Barron Fletcher, III        Director                            April 28, 1997
------------------------------                                          --------------
   F. Barron Fletcher, III

     /s/ Carl Kirkland              Director                            April 28, 1997
------------------------------                                          --------------
       Carl Kirkland


   /s/ John F. Megrue, Jr.          Director                            April 28, 1997
------------------------------                                          --------------
     John F. Megrue, Jr.


 /s/ Thomas A. Saunders, III        Director                            April 28, 1997
------------------------------                                          --------------
   Thomas A. Saunders, III

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE





To Hibbett Sporting Goods, Inc.:


We have audited in accordance with generally accepted auditing standards, the financial statements of HIBBETT SPORTING GOODS, INC. (a Delaware corporation, formerly an Alabama corporation) AND SUBSIDIARIES, included in this Form 10-K and have issued our report dated March 18, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II included in Part IV of the Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                    ARTHUR ANDERSEN LLP





Birmingham, Alabama
March 18, 1997

                          HIBBETT SPORTING GOODS, INC.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


           FOR THE YEARS ENDED FEBRUARY 1, 1997, FEBRUARY 3, 1996, AND


                                JANUARY 28, 1995




                                                      FISCAL YEAR ENDED
                                             ------------------------------------
                                             February 1,  February 3, January 28,
                                                1997         1996        1995
                                              ---------    --------    --------
Balance of allowance for doubtful accounts
  at beginning of period                      $  86,000    $ 61,000    $ 19,000

Charged to costs and expenses                    71,000      62,000      43,000

Write-offs, net of recoveries                   (23,000)    (37,000)     (1,000)
                                              ---------    --------    --------
Balance of allowance for doubtful accounts
  at end of period                            $ 134,000    $ 86,000    $ 61,000
                                              =========    ========    ========