Form 10-Q
period 1997-05-03
HIBBETT SPORTING GOODS INC
filed 1997-06-13
CIK 1017480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(MARK ONE)


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---------  EXCHANGE ACT OF 1934.

           For the quarterly period ended:  May  3, 1997
                                            ------------


                                    -  OR -


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES -------- EXCHANGE ACT OF 1934.

          For the transaction period from _________ to ________


                        COMMISSION FILE NUMBER 000-20969


                          HIBBETT SPORTING GOODS, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       63-1074067
        ------------                                    ------------
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)


     451 INDUSTRIAL LANE, BIRMINGHAM, ALABAMA               35211
     ----------------------------------------               -----
        (Address of principal executive offices)          (Zip code)

                                 (205)-942-4292
                                 --------------
              (Registrant's telephone number including area code)

                                      NONE
                                      ----
   (Former name, former address and former fiscal year, if changed since last report)


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

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of May 3, 1997 were 6,134,261 shares.

                          HIBBETT SPORTING GOODS, INC.


                                     INDEX

                                                             PAGE NO.
                                                            ---------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets at
         May 3, 1997 and February 1, 1997                         2

     Condensed Consolidated Statements of Operations for the
        Thirteen Week Periods Ended May 3, 1997 and
        May 4, 1996                                               3

     Condensed Consolidated Statements of Cash Flows for the
        Thirteen Week Periods Ended May 3, 1997
        and May 4, 1996                                           4

     Notes to Condensed Consolidated Financial Statements         5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                6-8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                        8

Item 2.  Changes in Securities                                    8

Item 3.  Defaults Upon Senior Securities                          8

Item 4.  Submission of Matters to Vote of Security-Holders        9

Item 5.  Other Information                                        9

Item 6.  Exhibits and Reports on Form 8-K                         9

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                    May 3,1997      February 1, 1997
                                                                    ----------      ----------------
                                                                    (Unaudited)
Assets
  Current Assets:
     Cash and cash equivalents                                         $ 2,046                $2,269
     Accounts receivable, net                                            2,342                 2,097
     Inventories                                                        28,889                24,521
     Prepaid expenses and other                                          1,499                   613
     Deferred income taxes                                                 672                   626
                                                                    ----------           -----------
        Total current assets                                            35,448                30,126
                                                                    ----------           -----------
  Property and Equipment, net                                           10,334                 9,884
                                                                    ----------           -----------
  Noncurrent Assets:
     Deferred income taxes                                                 332                   321
     Other, net                                                             46                    27
                                                                    ----------           -----------
        Total noncurrent assets                                            378                   348
                                                                    ----------           -----------
Total Assets                                                           $46,160              $ 40,358
                                                                    ==========           ===========
Liabilities and Stockholders' Investment
  Current Liabilities:
     Accounts payable                                                  $14,349              $ 10,381
     Accrued income taxes                                                1,091                   436
     Accrued expenses:
        Payroll-related                                                  1,598                 1,875
        Other                                                            1,184                 1,144
        Related-party                                                        2                    10
                                                                    ----------           -----------
     Total current liabilities                                          18,224                13,846
                                                                    ----------           -----------
  Long-Term Debt                                                             -                     -
                                                                    ----------           -----------
  Stockholders' Investment:
     Preferred stock, $.01 par value 1,000,000 shares
        authorized, no shares outstanding                                    -                     -
     Common stock, $.01 par value, 12,000,000 shares
        authorized, 6,134,261 shares issued and
        outstanding at May 3, 1997 and February 1, 1997                     61                    61
     Paid-in capital                                                    47,974                47,974
     Retained earnings (deficit)                                       (20,099)              (21,523)
                                                                    ----------           -----------
        Total stockholders' investment                                  27,936                26,512
                                                                    ----------           -----------
Total Liabilities and Stockholders' Investment                         $46,160              $ 40,358
                                                                    ==========           ===========

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars In Thousands, Except Per Share Amounts)

                                               Thirteen Weeks Ended
                                            --------------------------
                                            May 3, 1997    May 4, 1996
                                            -----------    -----------
                                                    (Unaudited)
Net sales                                   $    26,165    $    20,251
Cost of goods sold,
  (Including warehouse, distribution
  and store occupancy costs)                     18,126         14,035
                                            -----------    -----------
    Gross profit                                  8,039          6,216

Store operating, selling, and
  administrative expenses                         5,241          3,394

Depreciation and amortization                       517            393
                                            -----------    -----------
    Operating income                              2,281          2,429

Interest expense (income), net                      (25)           910
                                            -----------    -----------
  Income before provision for income taxes        2,306          1,519

Provision for income taxes                          882            584
                                            -----------    -----------
  Net income                                $     1,424    $       935
                                            ===========    ===========
Earnings per common share:
  Net income                                $      0.23    $      0.24
                                            ===========    ===========

Weighted average shares outstanding           6,248,910      3,896,415
                                            ===========    ===========

           See notes to condensed consolidated financial statements.

                                       3

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)

                                                                Thirteen Weeks Ended
                                                          --------------------------------
                                                          May 3, 1997          May 4, 1996
                                                          -----------        -------------
                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $      1,424        $         935
  Adjustments to reconcile net income to net
  cash privided by (used in) operating activities:
     Depreciation and amortization                                517                  447
     Deferred income taxes                                        (57)                 (58)
     (Gain) loss on disposal of assets                              8                 (478)
     Interest expense funded through additional debt                -                   14
     Change in assets and liabilities                          (1,143)              (3,650)
                                                         ------------        -------------
      Total adjustments                                          (675)              (3,725)
                                                         ------------        -------------
  Net cash provided by (used in) operating activities             749               (2,790)
                                                         ------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (976)              (1,128)
  Proceeds from sale of property                                    4                5,553
                                                         ------------        -------------
   Net cash provided by (used in) investing activities           (972)               4,425

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                              -               (4,267)
  Revolving loan borrowings and repayments, net                     -                2,633
                                                         ------------        -------------
        Net cash (used in) financing activities                     -               (1,634)
                                                         ------------        -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (223)                   1

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  2,269                   31
                                                         ------------        -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $      2,046        $          32
                                                         ============        =============


           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  (Unaudited)


1.  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements of Hibbett Sporting Goods, Inc., and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 1, 1997. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 3, 1997 and May 4, 1996, and the results of its operations and cash flows for the periods presented.

  The Company has experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.


2.   EARNINGS PER SHARE

  Earnings per share for the periods presented is calculated by dividing net income by the number of weighted average shares outstanding. Common stock equivalents in the form of stock options are included in the calculation utilizing the treasury stock method in accordance with Accounting Principles Board Opinion ("APB") No. 15 for all periods presented. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 will supersede APB No.15 effective for financial statements for periods ending after December 15, 1997. Under SFAS No. 128, the Company's earnings per share for the thirteen weeks ended May 3, 1997 and May 4, 1996 would have been $.23 and $.24, respectively, unchanged from the APB No. 15 calculation.

3.  CONTINGENCIES

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

     Hibbett Sporting Goods, Inc. ("Hibbett" or the "Company") is a rapidly-growing operator of full-line sporting goods stores in small to mid-sized markets in the southeastern United States. Hibbett's stores offer a broad assortment of high quality athletic equipment, footwear, and apparel at competitive prices with superior customer service. The Company's merchandise assortment features a core selection of brand name merchandise emphasizing team and individual sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. The Company believes that its stores are among the primary retail distribution alternatives for brand name vendors that seek to reach Hibbett's target markets.

     The Company operates 87 Hibbett Sports stores as well as eight smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores. Hibbett's primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located predominantly in enclosed malls. Although competitors in some markets may carry product lines and national brands similar to Hibbett, the Company believes that its Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to, among other factors, the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

     The Company operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the state of Delaware.

RESULTS OF OPERATIONS

The following table sets forth statement of operations items expressed as a percentage of net sales for the periods indicated.

                                                         THIRTEEN WEEK
                                                          PERIOD ENDED
                                                     ----------------------
                                                       May 3,      May 4,
                                                        1997        1996
                                                     ----------  ----------

    Net sales                                          100.0%      100.0%

    Cost of goods sold, including warehouse,
      distribution, and store occupancy costs           69.3        69.3
                                                       -----       -----
    Gross profit                                        30.7        30.7
    Store operating, selling, and administrative
      expenses                                          20.0        16.8     (1)
    Depreciation and amortization                        2.0         1.9
                                                       -----       -----
    Operating income                                     8.7        12.0     (1)
    Interest (income) expense, net                      -0.1         4.5
                                                       -----       -----
    Income before provision for income taxes             8.8         7.5
    Provision for income taxes                           3.4         2.9
                                                       -----       -----
    Net income                                           5.4%        4.6%
                                                       =====       =====

(1) Includes a $513,000 pre-tax gain on the sale of the Company's former headquarters and distribution facility. Excluding this gain, store operating, selling and administrative expenses represented 19.3% of net sales and operating income would have been 9.6% of net sales for the thirteen weeks ended May 4, 1996.

THIRTEEN WEEKS ENDED MAY 3, 1997 COMPARED TO THIRTEEN WEEKS ENDED MAY 4, 1996

     Net sales. Net sales increased $5.9 million, or 29.2%, to $26.2 million for the thirteen weeks ended May 3, 1997, from $20.3 million for the comparable period in the prior year. This increase is attributed to the opening of twenty-nine Hibbett Sports stores and one Sports & Co. superstore and a 7.9% increase in comparable store net sales. The increase in comparable net sales was due primarily to increased footwear and equipment sales as well as improved inventory processing at the distribution center. During the thirteen weeks ended May 3, 1997, the Company opened ten Hibbett Sports stores. New stores and stores not in the comparable store net sales calculation accounted for $4.6 million of the increase in net sales and increases in comparable store net sales contributed $1.3 million. Comparable store net sales data for a period reflect stores open throughout that period and the corresponding period of the prior fiscal year. Comparable store net sales do not include sales by the Company's four larger format Sports & Co. superstores or the Company's wholly-owned subsidiary, Hibbett Team Sales, Inc.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $8.0 million, or 30.7% of net sales, in the thirteen weeks ended May 3, 1997, as compared to $6.2 million, or 30.7% of net sales, in the same period of the prior fiscal year. A slight decline in product margin was offset by improved leveraging of warehouse, distribution and occupancy costs in the current year period.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $5.2 million, or 20.0% of net sales, for the thirteen weeks ended May 3, 1997, as compared to $3.4 million, or 16.8% of net sales, for the comparable period a year ago. Store operating, selling and administrative expenses for the thirteen weeks ended May 4, 1996 include a net gain on the disposal of assets which primarily relates to the gain on the sale of the Company's former headquarters and distribution facility. Excluding the net gain on the disposal of assets, store operating, selling and administrative expenses were $3.9 million, or 19.3% of net sales for the thirteen weeks ended May 4, 1996. The increase in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended May 3, 1997 is primarily attributable to costs associated with the opening of ten new stores in the period as compared to two stores in the prior year period.


     Depreciation and amortization. Depreciation and amortization as a percentage of net sales increased to 2.0% in the thirteen weeks ended May 3, 1997, from 1.9% for the comparable period in the prior year due to the increased number of new store openings.

     Interest expense. The $935,000 decrease in interest expense for the thirteen weeks ended May 3, 1997 compared to the prior year period is the result of the repayment of long-term debt from the proceeds of the initial public offering in October 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements relate primarily to new store openings and working capital requirements. The Company's working capital needs are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarter of its fiscal year. Historically, the Company has funded its cash requirements primarily through cash flows from operations and borrowings under its revolving credit facilities.

     Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. The Company has continued to increase inventory levels in the thirteen weeks ended May 3, 1997 as the number of new stores has increased and has financed this increase primarily through increased accounts payable balances. Net cash provided by operating activities was $749,000 for the thirteen week period ending May 3, 1997 as compared to net cash used in operating activities of $2.8 million for the thirteen week period ending May 4, 1996.

     With respect to cash flows from investing activities, the $976,000 of capital expenditures in the thirteen week period ended May 3, 1997 primarily related to the opening of ten new stores, store remodels, and headquarters and distribution center related capital expenditures. During the first quarter of fiscal 1997, the Company completed the sale-leaseback of its new headquarters and distribution center and the sale of the former headquarters and warehouse facilities for combined proceeds of $5.6 million and used the proceeds to repay $4.3 million of long-term debt then outstanding.

     Net cash used in financing activities of $1.6 million for the period ending May 4, 1996 was the result of (1) the principal payments of long-term debt, and
(2) loan borrowings and repayments under the Company's revolving credit facility.

     The Company estimates capital expenditures in fiscal 1998 to be approximately $3.9 million which includes resources budgeted to (i) fund the opening of approximately 27 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center-related capital expenditures.

     In October 1996, the Company established a new unsecured $20 million Revolving Credit Facility (the "Facility") provided by AmSouth Bank of Alabama. Borrowings under the Facility bear interest at the Company's option either at a base rate, a quoted cost of funds rate, or a LIBOR based rate. As of May 3, 1997, there were no amounts outstanding under the Facility which expires October 31,1999. Based on its current operating and store opening plans, the Company believes that it can fund its cash needs for the foreseeable future through borrowings under the Revolving Credit Facility and cash generated from operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of, among other factors, the ability of the Company to execute its expansion plans, a shift in demand for the merchandise offered by the Company, the Company's ability to obtain brand name merchandise at competitive prices, the effect of regional or national economic conditions and the effect of competitive pressures from other retailers. In addition, the reader should consider the risk factors described from time to time in the Company's other documents and reports, including the factors described under "Risk Factors" in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 27, 1996, as amended, as well as the Company's reports on Forms 10-Q and 10-K.

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

       None


ITEM 3:    Defaults Upon Senior Securities

       None

ITEM 4:    Submission of Matters to Vote of Security-Holders

       None

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



                          HIBBETT SPORTING GOODS, INC.



Date:                                 by: /s/ Susan H. Fitzgibbon
       -------------------------          --------------------------
                                          Susan H. Fitzgibbon
                                          Vice President and
                                          Chief Financial Officer