Form 10-Q
period 1997-08-02
HIBBETT SPORTING GOODS INC
filed 1997-09-12
CIK 1017480

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

(MARK ONE)


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
--------
           EXCHANGE ACT OF 1934.

           For the quarterly period ended:  August  2, 1997
                                            ---------------


                                    - OR -


________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                      Yes     X                 No ______
                         -------------

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of August 2, 1997 were 6,192,330 shares.

                         HIBBETT SPORTING GOODS, INC.


                                     INDEX

                                                              PAGE NO.
                                                              --------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets at
         August 2, 1997 and February 1, 1997                      2

     Condensed Consolidated Statements of Operations for the
        Thirteen Week and Twenty-Six Week Periods Ended
        August 2, 1997 and  August 3, 1996                        3

     Condensed Consolidated Statements of Cash Flows for the
        Twenty-Six Week Periods Ended August 2, 1997 and
        August 3, 1996                                            4

     Notes to Condensed Consolidated Financial Statements         5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    6-9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                        9

Item 2.  Changes in Securities                                    9

Item 3.  Defaults Upon Senior Securities                          9

Item 4.  Submission of Matters to Vote of Security-Holders       10

Item 5.  Other Information                                       10

Item 6.  Exhibits and Reports on Form 8-K                        10

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                AUGUST 2, 1997      FEBRUARY 1, 1997
                                               ----------------    ------------------
                                                   (Unaudited)
ASSETS
  Current Assets:
     Cash and cash equivalents                        $  1,073              $  2,269
     Accounts receivable, net                            2,247                 2,097
     Inventories                                        33,546                24,521
     Prepaid expenses and other                          1,557                   613
     Deferred income taxes                                 719                   626
                                               ----------------    ------------------
        Total current assets                            39,142                30,126
                                               ----------------    ------------------

  Property and equipment, net                           10,485                 9,884
                                               ----------------    ------------------

  Noncurrent Assets:
     Deferred income taxes                                 343                   321
     Other, net                                             24                    27
                                               ----------------    ------------------
        Total noncurrent assets                            367                   348
                                               ----------------    ------------------

Total Assets                                          $ 49,994              $ 40,358
                                               ================    ==================


LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current Liabilities:
     Accounts payable                                 $ 16,622              $ 10,381
     Accrued income taxes                                  121                   436
     Accrued expenses:
        Payroll-related                                  1,323                 1,875
        Other                                            1,402                 1,144
        Related-party                                       33                    10
                                               ----------------    ------------------
     Total current liabilities                          19,501                13,846
                                               ----------------    ------------------

  Long-Term Debt                                           704                     -
                                               ----------------    ------------------

  Stockholders' Investment:
     Preferred stock, $.01 par value
      1,000,000 shares authorized, no shares
      outstanding                                            -                     -
     Common stock, $.01 par value,
      12,000,000 shares authorized, 6,192,330
      shares issued and outstanding at August
      2, 1997 and 6,134,261 shares issued
      and outstanding at February 1, 1997                   62                    61
     Paid-in capital                                    48,840                47,974
     Retained earnings (deficit)                       (19,113)              (21,523)
                                               ----------------    ------------------
        Total stockholders' investment                  29,789                26,512
                                               ----------------    ------------------

Total Liabilities and Stockholders' Investment        $ 49,994              $ 40,358
                                               ================    ==================


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THIRTEEN WEEKS ENDED                    TWENTY-SIX WEEKS ENDED
                                               ---------------------------------         ---------------------------------
                                                AUGUST 2, 1997   AUGUST 3, 1996           AUGUST 2, 1997   AUGUST 3, 1996
                                               ---------------- ----------------         ---------------- ----------------
                                                         (Unaudited)                               (Unaudited)

Net sales                                       $       26,393   $       18,768           $       52,558   $       39,019
Cost of goods sold,
  (Including warehouse, distribution
  and store occupancy costs)                            18,555           13,237                   36,681           27,272
                                               ---------------- ----------------         ---------------- ----------------
     Gross profit                                        7,838            5,531                   15,877           11,747

Store operating, selling, and
  administrative expenses                                5,671            4,373                   10,912            7,767

Depreciation and amortization                              556              433                    1,073              826
                                               ---------------- ----------------         ---------------- ----------------
     Operating income                                    1,611              725                    3,892            3,154

Interest expense (income), net                              14              904                      (11)           1,814
                                               ---------------- ----------------         ---------------- ----------------

     Income (loss) before provision for
      income taxes                                       1,597             (179)                   3,903            1,340

Provision (credit) for income taxes                        611              (70)                   1,493              514
                                               ---------------- ----------------         ---------------- ----------------
     Net income (loss)                          $          986   $         (109)          $        2,410   $          826
                                               ================ ================         ================ ================

Earnings per common share:
     Net income (loss)                                   $0.16           $(0.03)                   $0.38            $0.21
                                               ================ ================         ================ ================

Weighted average shares outstanding                  6,279,770        3,959,501                6,264,084        3,938,223
                                               ================ ================         ================ ================

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATION STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                               TWENTY-SIX WEEKS ENDED
                                                                         -----------------------------------
                                                                         AUGUST 2, 1997       AUGUST 3, 1996
                                                                         --------------       --------------
                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:                                    $        2,410       $          826
 Net income                                                              --------------       --------------

 Adjustments to reconcile net income to net
 cash privided by (used in) operating activities:                                 1,073                  943
   Depreciation and amortization                                                   (115)                (116)
   Deferred income taxes                                                              7                 (504)
   (Gain) loss on disposal of assets                                                  -                   14
   Interest expense funded through additional debt                               (4,005)              (5,480)
   Change in assets and liabilities                                      --------------       --------------
                                                                                 (3,040)              (5,143)
   Total adjustments                                                     --------------       --------------
                                                                                   (630)              (4,317)
   Net cash (used in) operating activities                               --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                            (1,680)              (2,385)
 Capital expenditures                                                                 5                5,553
 Proceeds from sale of property                                          --------------       --------------
                                                                                 (1,675)               3,168
    Net cash provided by (used in) investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:                                                 -               (4,267)
 Principal payments on long-term debt                                                                      -
 Proceeds from options exercised and purchase                                       405                    -
   of shares under employee stock purchase plan                                     704                5,421
 Revolving loan borrowings and repayments, net                           --------------       --------------
                                                                                  1,109                1,154
    Net cash provided by financing activities                            --------------       --------------

                                                                                 (1,196)                   5
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    2,269                   31
                                                                         --------------       --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $        1,073       $           36
                                                                         ==============       ==============



          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Hibbett Sporting Goods, Inc., and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 1, 1997. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of August 2, 1997 and August 3, 1996, and the results of its operations and cash flows for the periods presented.

     The Company has experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.


2.   EARNINGS PER SHARE

     Earnings per share for the periods presented is calculated by dividing net income by the number of weighted average shares outstanding. Common stock equivalents in the form of stock options are included in the calculation utilizing the treasury stock method in accordance with Accounting Principles Board Opinion ("APB") No. 15 for all periods presented. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 will supersede APB No.15 effective for periods ending after December 15, 1997. Under SFAS No. 128, the Company's basic earnings per share for the thirteen weeks ended August 2, 1997 and August 3, 1996 would have been unchanged, and for the twenty-six weeks ended August 2, 1997 and August 3, 1996 basic earnings per share would have been $0.39 and $0.22, respectively.

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

     The Company operates 93 Hibbett Sports stores as well as nine smaller-format Sports Addition athletic shoe stores and four larger-format Sports & Co. superstores. Hibbett's primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located predominantly in enclosed malls. Although competitors in some markets may carry product lines and national brands similar to Hibbett, the Company believes that its Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to, among other factors, the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

     The Company operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the state of Delaware.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations items expressed as a percentage of net sales for the periods indicated.

                                                        THIRTEEN WEEK           TWENTY-SIX WEEK
                                                         PERIOD ENDED            PERIOD ENDED
                                                 -------------------------   -------------------------
                                                   August 2,   August 3,        August 2,   August 3,
                                                     1997        1996             1997        1996
                                                     ----        ----             ----        ----

Net sales                                            100.0%      100.0%           100.0%      100.0%

Cost of goods sold, including warehouse,
distribution, and store occupancy costs               70.3        70.5             69.8        69.9
                                                     -----     -------            -----     -------
Gross profit                                          29.7        29.5             30.2        30.1
Store operating, selling, and administrative
expenses                                              21.5        23.3 (1)         20.8        19.9  (2)
Depreciation and amortization                          2.1         2.3              2.0         2.1
                                                     -----     -------            -----     -------
Operating income                                       6.1         3.9 (1)          7.4         8.1  (2)
Interest expense, net                                  0.1         4.8              ---         4.7
                                                     -----     -------            -----     -------
Income (loss) before provision for income taxes        6.0        (0.9)             7.4         3.4
Provision (credit) for income taxes                    2.3        (0.3)             2.8         1.3
                                                     -----     -------            -----     -------
Net income (loss)                                      3.7%       (0.6)%            4.6%        2.1%
                                                    ======     =======            =====     =======

(1) Includes a one-time pre-tax compensation expense of $462,000 related to stock options issued on August 1, 1996. Excluding this expense, store operating, selling and administrative expenses represented 20.8% of net sales, and operating income would have been 6.3% of net sales for the thirteen weeks ended August 3, 1996.

(2) Includes a $513,000 pre-tax gain on the sale of the Company's former headquarters and distribution facility and a one-time pre-tax compensation expense of $462,000 related to stock options issued on August 1, 1996. Excluding these items, store operating, selling and administrative expenses represented 20.0% of net sales, and operating income would have been 8.0% of net sales for the twenty-six weeks ended August 3, 1996.

THIRTEEN WEEKS ENDED AUGUST 2, 1997 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 3, 1996

     Net sales. Net sales increased $7.6 million, or 40.6%, to $26.4 million for the thirteen weeks ended August 2, 1997, from $18.8 million for the comparable period in the prior year. This increase is attributed to the opening of thirty-one Hibbett Sports stores, one Sports and Co. superstore and one Sports Addition store in the last 52 week period ended August 2, 1997, and a 9.5% increase in comparable store net sales. The increase in comparable net sales was due primarily to increased footwear and equipment sales as well as improved inventory processing at the distribution center. During the thirteen weeks ended August 2, 1997, the Company opened six Hibbett Sports stores and one Sports Addition store. New stores and stores not in the comparable store net sales calculation accounted for $6.1 million of the increase in net sales and increases in comparable store net sales contributed $1.5 million. Comparable store net sales data for a period reflect stores open throughout that period and the corresponding period of the prior fiscal year. Comparable store net sales do not include sales by the Company's four larger format Sports & Co. superstores or the Company's wholly-owned subsidiary, Hibbett Team Sales, Inc.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $7.8 million, or 29.7% of net sales, in the thirteen weeks ended August 2, 1997, as compared to $5.5 million, or 29.5% of net sales, in the same period of the prior fiscal year. A slight increase in product margin was offset by a slight increase in store occupancy costs, with the improvement in overall gross profit being due to improved leveraging of warehouse and distribution costs in the current year period.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $5.7 million, or 21.5% of net sales, for the thirteen weeks ended August 2, 1997, as compared to $4.4 million, or 23.3% of net sales, for the comparable period a year ago. Store operating, selling and administrative expenses for the thirteen weeks ended August 3, 1996 include a one-time pre-tax compensation expense of $462,000 related to stock options issued on August 1, 1996. Excluding this one-time expense, store operating, selling and administrative expenses were $3.9 million, or 20.8% of net sales for the thirteen weeks ended August 3, 1996. The increase in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended August 2, 1997 is primarily attributable to costs associated with the opening of six new stores in the period as compared to four stores in the prior year period as well as public company related costs.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales decreased to 2.1% in the thirteen weeks ended August 2, 1997, from 2.3% for the comparable period in the prior year due to the increase in net sales.

     Interest expense (income), net. The $890,000 decrease in interest expense for the thirteen weeks ended August 2, 1997 compared to the prior year period is primarily the result of the repayment of long-term debt from the proceeds of the initial public offering in October 1996.

TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 3, 1996

     Net sales. Net sales increased $13.5 million, or 34.7%, to $52.6 million for the twenty-six weeks ended August 2, 1997, from $39.0 million for the comparable period in the prior year. This increase is attributed to the opening of thirty-one Hibbett Sports stores, one Sports & Co. superstore and one Sports Addition store in the last 52 week period ended August 2, 1997, and a 8.8% increase in comparable store net sales. The increase in comparable net sales was due primarily to increased footwear and equipment sales as well as improved inventory processing at the distribution center. During the twenty-six weeks ended August 2, 1997, the Company opened sixteen Hibbett Sports stores and one Sports Addition store. New stores and stores not in the comparable store net sales calculation accounted for $10.7 million of the increase in net sales and increases in comparable store net sales contributed $2.8 million. Comparable store net sales data for a period reflect stores open throughout that period and the corresponding period of the prior fiscal year. Comparable store net sales do not include sales by the Company's four larger format Sports & Co. superstores or the Company's wholly-owned subsidiary, Hibbett Team Sales, Inc.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $15.9 million, or 30.2% of net sales, in the twenty-six weeks ended August 2, 1997, as compared to $11.7 million, or 30.1% of net sales, in the same period of the prior fiscal year. A slight decline in product margin was offset by improved leveraging of warehouse and distribution costs in the current year period.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $10.9 million, or 20.8% of net sales, for the twenty-six weeks ended August 2, 1997, as compared to $7.8 million, or 19.9% of net sales, for the comparable period a year ago. Store operating, selling and administrative expenses for the twenty-six weeks ended August 3, 1996 include a net gain on the disposal of assets which primarily relates to the $513,000 gain on the sale of the Company's former headquarters and distribution facility. The net gain was substantially offset by a one-time compensation expense of $462,000 related to stock options issued on August 1, 1996.
Excluding these items, store operating, selling and administrative expenses were $7.8 million, or 20.0% of net sales for the twenty-six weeks ended August 3, 1996. The increase in store operating, selling and administrative expenses as a percentage of net sales in the twenty-six weeks ended August 2, 1997 is primarily attributable to costs associated with the opening of seventeen new stores in the current year period as compared to six stores in the prior year period.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales decreased slightly to 2.0% in the twenty-six weeks ended August 2, 1997, from 2.1% for the comparable period in the prior year due to the increase in net sales.

     Interest expense (income), net. The $1,825,000 net decrease in interest expense for the twenty-six weeks ended August 2, 1997 compared to the prior year period is primarily the result of the repayment of long-term debt from the proceeds of the initial public offering in October 1996.

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

     Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. The Company has continued to increase inventory levels in the twenty-six weeks ended August 2, 1997 as the number of new stores has increased. The Company has financed this increase through increased net income and accounts payable balances. Net cash used in operating activities was $630,000 for the twenty-six week period ending August 2, 1997 as compared to net cash used in operating activities of $4.3 million for the twenty-six week period ending August 3, 1996.

     With respect to cash flows from investing activities, the $1.7 million of capital expenditures in the twenty-six week period ended August 2, 1997 primarily related to the opening of seventeen new stores, store remodels, and headquarters and distribution center-related capital expenditures. During the first quarter of the prior year, the Company completed the sale-leaseback of its new headquarters and distribution center and the sale of the former headquarters and warehouse facilities for combined proceeds of $5.6 million and used the proceeds to repay $4.3 million of long-term debt then outstanding.

     Net cash provided by financing activities of $1.1 million for the twenty-six week period ending August 2, 1997 was primarily the result of (1) proceeds from the exercise of stock options, and (2) net loan borrowings and repayments under the Company's revolving credit facility. Upon the exercise of the above referenced stock options, the proceeds and the related accrued compensation expense were credited to paid-in capital.

     The Company estimates capital expenditures in fiscal 1998 to be approximately $3.9 million which includes resources budgeted to (i) fund the opening of approximately 27 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center-related capital expenditures.

     In October 1996, the Company established a new unsecured $20 million Revolving Credit Facility (the "Facility") provided by AmSouth Bank of Alabama. Borrowings under the Facility bear interest at the Company's option either at a base rate, a quoted cost of funds rate, or a LIBOR based rate. As of August 2, 1997, there was $704,000 outstanding under the Facility which expires October 31,1999. Based on its current operating and store opening plans, the Company believes that it can fund its cash needs for the foreseeable future through borrowings under the Revolving Credit Facility and cash generated from operations.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS No. 128 will supersede APB No.15 effective for financial statements for periods ending after December 15, 1997. Under SFAS No. 128, the Company's basic earnings per share for the thirteen weeks ended August 2, 1997 and August 3, 1996 would have been unchanged, and for the twenty-six weeks ended August 2, 1997 and August 3, 1996 basic earnings per share would have been $0.39 and $0.22, respectively.

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

ITEM 2:   Changes in Securities

     None

ITEM 3:   Defaults Upon Senior Securities

     None

ITEM 4:   Submission of Matters to Vote of Security-Holders

     At the Company's Annual Meeting of Shareholders held on June 24, 1997, the following individuals were re-elected to the Board of Directors:


                                         Votes For       Votes Withheld
                                    -----------------  ------------------
          F. Barron Fletcher, III        5,857,668           4,850
          John F. Megrue, Jr.            5,857,668           4,850

As Class I directors, Messrs. Fletcher and Megrue will serve until the Annual Meeting of Shareholders in 2000, or such time as successors are elected and qualified.

     In addition, the proposal to appoint the firm of Arthur Andersen LLP as the independent public accountants of the Company was approved at the Company's Annual Meeting by the following vote:


                    For                     Against           Abstain
          ---------------------------------------------------------------
                 5,860,893                   1,300               325


ITEM 5:   Other Information

          On May 5, 1997, the Company granted 52,500 options under the Hibbett Sporting Goods, Inc. 1996 Stock Option Plan, as amended. The options become exercisable 20% at the end of the following five successive years and have an exercise price of $15.00 per share, the market value on the date of grant.

ITEM 6:   Exhibits and Reports on Form  8-K

     (A)  Exhibits

          Exhibit #           Description
         ----------           ------------
            11               Computation of Earnings per common share

            27               Financial Data Schedule (for SEC use only)

     (B)  Reports on Form 8-K

          None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                        HIBBETT SPORTING GOODS, INC.



Date:                                   By:  /s/ Susan H. Fitzgibbon
      -----------------------               ---------------------------
                                             Susan H. Fitzgibbon
                                             Vice President and
                                             Chief Financial Officer