Form 10-K/A
period 1997-02-01
HIBBETT SPORTING GOODS INC
filed 1997-09-24
CIK 1017480

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___.


The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are "affiliates") was $82,895,427 at September 15,1997, based on the closing sale price of $29.00 for the Common Stock on such date on the Nasdaq National Market.

The number of shares outstanding of the Registrant's Common Stock, as of September 15, 1997 was 6,192,330.

                DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Hibbett Sporting Goods, Inc. Proxy Statement for its 1997
                        Annual Meeting of Stockholders
          are incorporated by reference into Part III hereof.

           The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended February 1, 1997 as set forth in the pages attached hereto:

PART I

    Item 1.     Business

    Item 2.     Properties

PART III

    Item 10.    Directors and Executive Officers of the Registrant

    Item 12.    Security Ownership of Certain Beneficial Owners and Management

    Item 13.    Certain Relationships and Related Transactions

PART V

    Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of September, 1997.


                                 HIBBETT SPORTING GOODS, INC.



                                 By:  /s/ Michael J. Newsome
                                     ------------------------
                                       Michael J. Newsome
                                       President
                                       (Principal Executive Officer)



                                 By:  /s/ Susan H. Fitzgibbon
                                     -------------------------
                                       Susan H. Fitzgibbon
                                       Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)

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

  The Company operates 96 Hibbett Sports stores as well as nine smaller-format Sports Addition athletic shoe stores and four larger-format Sports & Co. superstores. Hibbett's primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located predominantly in enclosed malls. Although competitors in some markets may carry product lines and national brands similar to Hibbett, the Company believes that its Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

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

STORE CONCEPTS

Hibbett Sports

  The Company's primary retail format is Hibbett Sports, a 5,000 square foot store located predominantly in enclosed malls. The Company tailors its Hibbett Sports concept to the size, demographics and competitive conditions of each market. Eighty-one Hibbett Sports stores are located in enclosed malls, the majority of which are the only enclosed malls in the county, and the remaining fifteen are located in strip centers.

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

Sports Addition

  The Company's nine Sports Addition stores are small, mall-based stores, averaging 1,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel. Sports Addition stores offer a broader assortment of athletic footwear, with a greater emphasis on fashion than the athletic footwear assortment offered by Hibbett Sports stores. All Sports Addition stores are currently located in the malls in which Hibbett Sports stores are also present.

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

  The loss of key vendor support could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that it has long-standing and strong relationships with its vendors and that it has adequate sources of brand name merchandise on competitive terms; however, there can be no assurance that the Company will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is high profile and in high demand may be allocated by vendors based upon the vendors' internal criteria which are beyond the Company's control.

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

DISTRIBUTION

  The Company maintains a single 130,000 square foot distribution center in Birmingham, Alabama for all 109 of its existing stores and manages the distribution process centrally from its corporate headquarters which are located in the same building as the distribution center. In January 1996 the Company moved its operations to this newly constructed distribution center which has significant expansion potential to support the Company's growth for the foreseeable future. The Company believes strong distribution support for its stores is a critical element of its expansion strategy and is central to its ability to maintain a low cost operating structure. As the Company continues its expansion, it intends to open new stores in locations that can be supplied from the Company's distribution center.

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

EMPLOYEES

  The Company employed approximately 524 full-time and approximately 852 part-time employees at September 15, 1997, none of whom are represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. There can be no assurance that the Company's employees will not, in the future, elect to be represented by a union. The Company considers its relationship with its employees to be good and has not experienced significant interruptions of operations due to labor disagreements.

Item 2.  Properties

  The Company currently leases all of its existing 109 store locations and expects that its policy of leasing rather than owning will continue as it expands. The Company's leases typically provide for a short initial lease term with options on the part of the Company to extend. Management believes that this lease strategy enhances the Company's flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. The Company's ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION

  The directors, nominees for directors and executive officers of the Company and their ages as of February 1, 1997, are as follows:

Name                                                            Age                          Position
-------------------------------------------------------  -----------------  ------------------------------------------
Nominees for election to serve until annual meeting in 2000 (Class I)
---------------------------------------------------------------------

F. Barron Fletcher, III                                         29          Director

John F. Megrue, Jr.                                             38          Chairman of the Board; Director

Directors elected or appointed to serve until annual meeting in 1998(Class II)
------------------------------------------------------------------------------

Carl Kirkland                                                   56          Director

Michael J. Newsome                                              57          President; Director

Thomas A. Saunders, III                                         60          Director

Directors elected or appointed to serve until annual meeting in 1999 (Class III)
--------------------------------------------------------------------------------

Clyde B. Anderson                                               36          Director

H. Ray Compton                                                  54          Director

Executive Officers Who Are Not Also Directors or Nominees for Director
----------------------------------------------------------------------

Susan H. Fitzgibbon                                             33          Vice President and
                                                                            Chief Financial Officer

Joy A. McCord                                                   42          Vice President of Merchandising

Cathy E. Pryor                                                  33          Vice President of Store Operations

  Clyde B. Anderson has been a Director of the Company since 1987. Mr. Anderson has served as the Chief Executive Officer of Books-A-Million, Inc., a book retailer, since July 1992 and as director and president of Books-A-Million, Inc. since November 1987.

  H. Ray Compton has been a director of the Company since January of 1997. Mr. Compton has been a Director, Executive Vice President and Chief Financial Officer of Dollar Tree Stores, Inc. since 1986 when he co-founded that Company.

  Susan H. Fitzgibbon has been Vice President and Chief Financial Officer of the Company since April 1996. Prior to joining the Company, she held various financial positions at Bruno's Inc., a supermarket store operator, from December 1992 through April 1996, serving most recently as Controller. Prior to Bruno's, Inc., Ms. Fitzgibbon served six years at Arthur Andersen LLP.

  F. Barron Fletcher, III has been a Director of the Company since 1995. Mr. Fletcher joined Saunders Karp & Megrue, L.P. as an associate in 1992 and is currently a principal. Prior to joining Saunders Karp & Megrue, L.P., from 1991 through 1992, Mr. Fletcher was a financial analyst with Wasserstein Perella & Co. where he served in the merchant banking department and also in mergers and acquisitions.

  Carl Kirkland has been a director of the Company since January 1997. Mr. Kirkland is a co-founder of Kirkland's, Inc., a leading specialty retailer of decorative home accessories and gift items, and has served as the Chief Executive officer and a director of Kirkland's since 1967. Mr. Kirkland also serves on the board of directors of Union Planters National Bank in Jackson, Tennessee.

  Joy A. McCord has been with the Company since 1986 and has been the Vice President of Merchandising at the Company since 1995. Prior to 1995, Ms. McCord held positions as sporting goods buyer and general merchandise manager.

  John F. Megrue, Jr. has been a Director and Chairman of the Board of the Company since 1995. Mr. Megrue has been a partner of SKM Partners, L.P., which serves as the general partner of Saunders Karp & Megrue, L.P., a private equity investment firm, and each of the Funds, since 1992. From 1989 to 1992, Mr. Megrue served as a Vice President and Principal at Patricof & Co., a private equity investment firm, and prior thereto he served as a Vice President at C.M. Diker Associates, a private equity investment firm. Mr. Megrue is also a Vice Chairman and director of Dollar Tree Stores, Inc.

  Michael J. Newsome has been the President of the Company since 1981. Since joining the Company as an outside salesman over 30 years ago, Mr. Newsome has held numerous positions with the Company, including retail clerk, outside salesman to schools, store manager, district manager, division manager and president. Prior to joining the Company, Mr. Newsome worked in the sporting goods retail business for six years.

  Cathy E. Pryor has been with the Company since 1988 and has been the Vice
President of Store Operations at the Company since 1995.   Prior to 1995, Ms.
Pryor held positions as a district manager and Director of Store Operations.

  Thomas A. Saunders, III, has been a Director of the Company since 1995. Mr. Saunders has been a partner of SKM Partners, L.P., which serves as the general partner of Saunders Karp & Megrue, L.P. and each of the Funds, since 1990. Before founding Saunders Karp & Megrue, L.P., Mr. Saunders served as a Managing Director of Morgan Stanley & Co. Incorporated from 1974 to 1989 and as Chairman of The Morgan Stanley Leveraged Equity Fund II, L.P., from 1987 to 1989. Mr. Saunders is a member of the Board of Visitors of the Virginia Military Institute and is the Chairman of the Board of Trustees of the University of Virginia's Darden Graduate School of Business Administration. Mr. Saunders is also a Trustee of The Thomas Jefferson Memorial Foundation, the Cold Spring Harbor Laboratory and a director of Dollar Tree Stores, Inc.

SECURITY OWNERSHIP OF MANAGEMENT

  The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of September 15, 1997, by (i) each director, (ii) the President, and (iii) each other executive officer whose total annual salary and bonus earned during the fiscal year ended February 1, 1997 exceeded $100,000 (the "Named Executive Officers"), and (iv) all directors and executive officers as a group:

                                                       AMOUNT AND NATURE            Percent of
NAME OF DIRECTOR/OFFICER                           of Beneficial Ownership(1)        CLASS(1)
------------------------                          ----------------------------  -------------------
Clyde B. Anderson(2)..........................               322,132                    5.2%

H. Ray Compton(3).............................                 7,950                     *

Susan H. Fitzgibbon(4)........................                 5,613                     *

F. Barron Fletcher, III.......................                   800                     *

Carl Kirkland(5)..............................                 5,000                     *

Joy A. McCord(6)..............................                 7,246                     *

John F. Megrue, Jr.(7)(10)....................             2,892,721                   46.7%

Michael J. Newsome(8).........................               135,902                    2.2%

Cathy E. Pryor(9).............................                13,726                     *

Thomas A. Saunders, III(10)...................             2,886,721                   46.6%

All Directors and Executive
Officers as a group...........................             3,391,090                   54.8%

________________________________

*Less than one percent

(1) As used in this table "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed as of any date to have "beneficial ownership" of any security that such person has a right to acquire within 60 days.
     Any such security is deemed to be outstanding for purposes of calculating the ownership percentage of such person, but is not deemed to be outstanding for purposes of calculating the ownership percentage of any other person.

(2) Includes 24,591 shares owned by various trusts in respect of which Mr. Anderson's wife is the trustee and 8,196 shares owned by various trusts in respect of which Mr. Anderson is the trustee. Excludes an aggregate of 2,886,721 shares owned by The SK Equity Fund, L.P. and SK Investment Fund, L.P. and an aggregate of 481,789 shares owned by the Anderson Stockholders (as defined) other than Mr. Anderson, over which Mr. Anderson may be deemed to have beneficial ownership solely by virtue of certain provisions contained in the Stockholders Agreement. The Stockholders Agreement may be deemed to confer on each party thereto the shared power to vote or direct the vote of 3,690,642 shares, the aggregate number of shares owned by all parties to the Stockholders Agreement. See "Certain Relationships and Related Transactions -- Stockholders Agreement." Although all parties to the Stockholders Agreement have jointly filed with the Securities and Exchange Commission a report on Schedule 13G detailing their direct ownership shares of the Company's common stock, each such party disclaims beneficial ownership of any shares owned by the others.

(3) Includes 5,000 shares subject to options and 950 shares held in various trusts.

(4) Includes 2,459 shares subject to options which became exercisable April 1, 1997, and 3,139 shares subject to options which will become exercisable October 10, 1997.

(5)  Includes 5,000 shares subject to options.

(6) Includes 4,228 shares subject to options which became exercisable August 25, 1996 and 1997, 984 shares subject to options which became exercisable April 1, 1997, and 1,784 shares subject to options which will become exercisable October 10, 1997.

(7) Includes 2,000 shares held as custodian for Kyle G. Megrue and 2,000 shares held as custodian for Christopher Megrue.

(8) Includes 16,393 shares subject to options which became or will become exercisable November 1, 1996 and 1997, 4,495 shares subject to options which will become exercisable October 10, 1997, and 8,196 shares held in various trusts.

(9) Includes 8,456 shares subject to options which became exercisable August 25, 1996 and 1997, 2,131 shares subject to options which became exercisable April 1, 1997, and 3,139 shares subject to options which will become exercisable October 10, 1997.

(10) Includes 2,855,484 shares owned by The SK Equity Fund, L.P. and 31,237 shares owned by SK Investment Fund, L.P. SKM Partners, L.P. is the general partner of each of The SK Equity Fund, L.P. and SK Investment Fund, L.P. Messrs. Karp, Megrue and Saunders are general partners of SKM Partners, L.P., and, therefore, may be deemed to have beneficial ownership of the shares shown above as being owned by The SK Equity Fund, L.P. and SK Investment Fund, L.P. Messrs. Karp, Megrue and Saunders disclaim beneficial ownership of such shares, except to the extent that any of them has a limited partnership interest in SK Investment Fund, L.P. Excludes an aggregate of 803,921 shares owned by the Anderson Stockholders over which The SK Equity Fund, L.P. and SK Investment Fund, L.P. may be deemed to have beneficial ownership solely by virtue of certain provisions contained in the Stockholders Agreement. The Stockholders Agreement may be deemed to confer on each party thereto the shared power to vote or direct the vote of 3,690,642 shares, the aggregate number of shares owned by all parties to the Stockholders Agreement. See "Certain Relationships and Related Transactions Stockholders Agreement." Although all parties to the Stockholders Agreement have jointly filed with the Securities and Exchange Commission a report on Schedule 13G detailing their direct ownership shares of the Company's common stock, each such party disclaims beneficial ownership of any shares owned by the others.


                                 THE BOARD OF DIRECTORS

COMPOSITION OF THE BOARD

  The Company's Certificate of Incorporation provides that the number of directors constituting the Board of Directors shall be such number, not more than nine or less than six, as is established from time to time by resolution of the Board of Directors pursuant to the Bylaws. The Board of Directors currently consists of seven directors who are divided into three classes of directors, designated Class I, Class II and Class III. Messrs. Fletcher and Megrue are currently serving as Class I directors, Messrs. Newsome, Saunders and Kirkland are currently serving as Class II directors, and Messrs. Anderson and Compton are currently serving as Class III directors. The Class I directors will continue to serve until the annual stockholder meeting in 2000, while the Class II directors will continue to serve until the annual stockholder meeting in 1998, and the Class III directors will continue to serve until the annual stockholder meeting in 1999. Currently, a vacancy exists in Class III which may be filled by a majority of the directors pursuant to the Company's Certificate of Incorporation and Bylaws.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of September 15, 1997 by each person (or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act")) known by the Company to own beneficially more than five percent of the Company's common stock:

                                                      Amount and Nature of          PERCENT OF
NAME AND ADDRESS OF 5% BENEFICIAL OWNERS            Beneficial Ownership(1)          Class(1)
------------------------------------------------  ----------------------------  -------------------
The SK Equity Fund, L.P. (2)
SK Investment Fund, L.P. (2)
Allan W. Karp (2)
Thomas A. Saunders, III (2)
Two Greenwich Plaza, Suite 100
Greenwich, CT 06830.............................             2,886,721                46.6%

John F. Megrue, Jr.  (2) (3)
Two Greenwich Plaza, Suite 100
Greenwich, CT 06830.............................             2,892,721                46.7%

Clyde B. Anderson (4) (5)
402 Industrial Lane
Birmingham, Alabama 35211.......................               322,132                 5.2%

Provident Investment Counsel, Inc. (6)
300 North Lake Avenue
Pasadena, CA 91101-4022.........................               632,499                10.2%

__________________________

(1) As used in this table "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed as of any date to have "beneficial ownership" of any security that such person has a right to acquire within 60 days.
     Any such security is deemed to be outstanding for purposes of calculating the ownership percentage of such person, but is not deemed to be outstanding for purposes of calculating the ownership percentage of any other person.

(2) Includes 2,855,484 shares owned by The SK Equity Fund, L.P. and 31,237 shares owned by SK Investment Fund, L.P. SKM Partners, L.P. is the general partner of each of The SK Equity Fund, L.P. and SK Investment Fund, L.P. Messrs. Karp, Megrue and Saunders are general partners of SKM Partners, L.P., and, therefore, may be deemed to have beneficial ownership of the shares shown above as being owned by The SK Equity Fund, L.P. and SK Investment Fund, L.P. Messrs. Karp, Megrue and Saunders disclaim beneficial ownership of such shares, except to the extent that any of them has a limited partnership interest in SK Investment Fund, L.P. Excludes an aggregate of 803,921 shares owned by the Anderson Stockholders over which The SK Equity Fund, L.P. and SK Investment Fund, L.P. may be deemed to have beneficial ownership sole by virtue of certain provisions contained in the Stockholders Agreement. The Stockholders Agreement may be deemed to confer on each party thereto the shared power to vote or direct the vote of 3,690,642 shares, the aggregate number of shares owned by all parties to the Stockholders Agreement. See "Certain Relationships and Related Transactions Stockholders Agreement." Although all parties to the Stockholders Agreement have jointly filed with the Securities and Exchange Commission a report on Schedule 13G detailing their direct ownership shares of the Company's common stock, each party disclaims beneficial ownership of any shares owned by the others.

(3) Includes 2,000 shares held as custodian for Kyle G. Megrue and 2,000 shares held as custodian for Christopher Megrue.

(4) Excludes an aggregate of 2,886,721 shares owned by The SK Equity Fund, L.P. and SK Investment Fund, L.P. and 481,789 shares owned by the Anderson Stockholders (other than Mr. Anderson) over which Mr. Anderson may be deemed to have beneficial ownership solely by virtue of certain provisions contained in the Stockholders Agreement. The Stockholders Agreement may be deemed to confer on each party thereto the shared power to vote or direct the vote of 3,690,642 shares, the aggregate number of shares owned by all parties to the Stockholders Agreement. See "Certain Relationships and Related Transactions Stockholders Agreement." Although all parties to the Stockholders Agreement have jointly filed with the Securities and Exchange Commission a report on Schedule 13G detailing their direct ownership shares of the Company's common stock, each such party disclaims beneficial ownership of any shares owned by the others.

(5) Includes 24,591 shares owned by various trusts in respect of which Mr. Anderson's wife is the trustee and 8,196 shares owned by various trusts in respect of which Mr. Anderson is the trustee.

(6) Includes shares over which Provident Investment Counsel, Inc., a registered investment advisor, has discretionary authority to buy, sell and vote, as reported in a Schedule 13G filed with the Securities and Exchange Commission on August 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The Company believes that the terms of each transaction described below are comparable to, or more favorable to, the Company than the terms that would have been obtained in an arms' length transaction with an unaffiliated party.

ADVISORY AGREEMENTS

  On November 1, 1995, the Company entered into an advisory agreement with Saunders Karp & Megrue, L.P. ("SKM"), a limited partnership the general partner of which is SKM Partners L.P., which is also the general partner of each of the Funds. Pursuant to the advisory agreement SKM has agreed to provide certain financial advisory services to the Company. In consideration for these services, SKM is entitled to receive an annual fee of $200,000, payable quarterly in advance. The Company also has agreed to indemnify SKM for certain losses arising out of the provision of advisory services and to reimburse certain of SKM's out-of-pocket expenses.

  The Company and Clyde B. Anderson entered into an agreement effective as of August 1, 1996, pursuant to which Mr. Anderson would provide advisory services to the Company. In consideration of these services, Mr. Anderson received a fee of $25,000 in fiscal 1998.

CERTAIN TRANSACTIONS WITH ANDERSON ENTITIES

  In February 1996, the Company sold its leasehold interest in its former headquarters and distribution facility to Anderson & Anderson, LLC, an entity affiliated with certain Anderson Stockholders (defined below), for $850,000.

  The Company has entered into a sublease agreement ("Sublease Agreement") with Books-A-Million, Inc. ("Books-A-Million"), a book retailer in the southeastern United States controlled by the Anderson Stockholders, pursuant to which the Company will sublease certain real estate from Books-A-Million in Florence, Alabama for one of its stores. The term of the Sublease Agreement expires in June 2008. Under the Sublease Agreement, the Company will make annual lease payments to Books-A-Million of approximately $190,000.



STOCKHOLDERS AGREEMENT

  Charles C. Anderson, Sr., Joel R. Anderson, Charles C. Anderson, Jr., Terrence
C. Anderson, Clyde B. Anderson, Sandra B. Cochran, Harold M. Anderson, First Anderson Grandchildren's Trust f/b/o Charles C. Anderson, III, First Anderson Grandchildren's Trust f/b/o Lauren A. Anderson, First Anderson Grandchildren's Trust f/b/o Hayley E. Anderson, Second Anderson Grandchildren's Trust f/b/o Alexandra R. Anderson, Third Anderson Grandchildren's Trust f/b/o Taylor Claire Anderson, Fourth Anderson Grandchildren's Trust f/b/o Carson Caine Anderson, Fifth Anderson Grandchildren's Trust f/b/o Harold M. Anderson, Jr., Sixth Anderson Grandchildren's Trust f/b/o Bentley Barbour Anderson, Seventh Anderson Grandchildren's Trust f/b/o Olivia Barbour Anderson, The Ashley R. Anderson Trust, Joel R. Anderson, II Trust, Gerald H. Daugherty, Martin R. Abroms, Alexandra Ruth Anderson Irrevocable Trust, Olivia Barbour Anderson 1995 Trust, Clyde Christian Anderson 1996 Trust, Carson Caine Anderson 1995 Trust, Bentley Barbour Anderson 1995 Trust, Keaton Carroll Anderson 1996 Trust, Taylor Claire Anderson 1996 Trust, Harold M. Anderson, Jr. 1996 Trust (collectively, the "Anderson Stockholders"), The SK Equity Fund, L.P. (the "Equity Fund") and SK Investment Fund, L.P. (the "Investment Fund" and, together with the "Equity Fund", the "Funds"), Mr. Newsome and the Company entered into a stockholders agreement dated as of November 1, 1995, as amended (the "Stockholders Agreement"). Except for provisions relating to indemnification and contribution, the Stockholders Agreement will terminate when the number of shares of common stock held by the Anderson Stockholders falls below 323,689. As of September 15, 1997, the Anderson Stockholders held 803,921 shares of common stock.

  The Stockholders Agreement contains provisions which require all parties thereto to vote their shares in favor of a certain composition of the Board of Directors of the Company. Under Rule 13d promulgated under the Exchange Act, each party to the Stockholders Agreement may be deemed to have shared voting power (and, therefore, beneficial ownership) over all shares owned by the other parties to the Stockholders Agreement by virtue of this provision.

  The Stockholders Agreement contains certain "tag along" and "drag-along" provisions which permit and, in certain circumstances, require the parties thereto to participate in sales of their shares to third parties. Under Rule 13d promulgated under the Exchange Act, the Funds may be deemed to have shared dispositive power (and, therefore, beneficial ownership) over all shares owned by the Anderson Stockholders and Mr. Newsome by virtue of the "drag-along" provisions.

  The Stockholders Agreement also contains registration rights pursuant to which the Funds and the Anderson Stockholders, under certain circumstances, may require the Company to register a proposed transaction involving their shares under the Securities Act of 1933, as amended. The Stockholders Agreement also grants the Funds, the Anderson Stockholders and Mr. Newsome "piggy back" registration rights, subject to certain limitations, if the Company proposes to register a transaction involving its common stock. The Company is obligated to pay all reasonable fees, costs and expenses in connection with any demand or "piggy back" registration other than underwriting discounts or commissions. The Stockholders Agreement contains customary indemnity provisions between the Company and the selling stockholders for losses arising out of any demand or "piggy back" registration.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Exhibit #
---------
 23.1          Consent of Arthur Andersen LLP