Form 10-Q
period 1997-11-01
HIBBETT SPORTING GOODS INC
filed 1997-12-05
CIK 1017480

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

(MARK ONE)


____X____  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

           For the quarterly period ended:  November  1, 1997
                                            -----------------


                                    -  OR -


________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transaction period from           to
                                         ----------   ---------

                       COMMISSION FILE NUMBER 000-20969


                         HIBBETT SPORTING GOODS, INC.
            (Exact name of registrant as specified in its charter)


      DELAWARE                                          63-1074067
     ---------                                          ----------
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)


         451 INDUSTRIAL LANE, BIRMINGHAM, ALABAMA        35211
         ----------------------------------------        -----
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

                      Yes     X                 No
                            ------                  ------

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of November 1, 1997 were 6,393,237 shares.

                         HIBBETT SPORTING GOODS, INC.



                                     INDEX

                                                             PAGE NO.
                                                             --------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets at
         November 1, 1997 and February 1, 1997                    3

     Condensed Consolidated Statements of Operations for the
        Thirteen Week and Thirty-Nine Week Periods Ended
        November 1, 1997 and  November 2, 1996                    4

     Condensed Consolidated Statements of Cash Flows for the
        Thirty-Nine Week Periods Ended November 1, 1997 and
        November 2, 1996                                          5

     Notes to Condensed Consolidated Financial Statements         6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations               7-10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                       10

Item 2.  Changes in Securities                                   11

Item 3.  Defaults Upon Senior Securities                         11

Item 4.  Submission of Matters to Vote of Security-Holders       11

Item 5.  Other Information                                       11

Item 6.  Exhibits and Reports on Form 8-K                        11

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                         NOVEMBER 1, 1997   FEBRUARY 1, 1997
                                                         ----------------   ----------------
                                                            (Unaudited)
ASSETS
  Current Assets:
     Cash and cash equivalents                                 $  2,498          $ 2,269
     Accounts receivable, net                                     2,094            2,097
     Inventories                                                 41,307           24,521
     Prepaid expenses and other                                     879              613
     Deferred income taxes                                          771              626
                                                               --------          -------
        Total current assets                                     47,549           30,126
                                                               --------          -------

  Property and equipment, net                                    11,479            9,884
                                                               --------          -------

  Noncurrent Assets:
     Deferred income taxes                                          353              321
     Other, net                                                      33               27
                                                               --------          -------
        Total noncurrent assets                                     386              348
                                                               --------          -------

Total Assets                                                   $ 59,414          $40,358
                                                               ========          =======


LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current Liabilities:
     Accounts payable                                          $ 19,666          $10,381
     Accrued income taxes                                           438              436
     Accrued expenses:
        Payroll-related                                           1,402            1,875
        Other                                                     1,957            1,144
        Related-party                                                33               10
                                                               --------          -------
     Total current liabilities                                   23,496           13,846
                                                               --------          -------

  Long-Term Debt                                                      -                -
                                                               --------          -------

  Stockholders' Investment:
     Preferred stock, $.01 par value 1,000,000 shares
        authorized, no shares outstanding                             -                -
     Common stock, $.01 par value, 12,000,000 shares
        authorized, 6,393,237 shares issued and
        outstanding at November 1, 1997 and 6,134,261
        shares issued and outstanding at February 1, 1997            64               61
     Paid-in capital                                             53,617           47,974
     Retained earnings (deficit)                                (17,763)         (21,523)
                                                               --------          -------
        Total stockholders' investment                           35,918           26,512
                                                               --------          -------

Total Liabilities and Stockholders' Investment                 $ 59,414          $40,358
                                                               ========          =======


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                                           HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                            -------------- -------------- -------------------------------
                                            NOVEMBER 1, 1997 NOVEMBER 2, 1997 NOVEMBER 1, 1997 NOVEMBER 2, 1996
                                            ---------------- --------------- ----------------- ----------------
                                                       (Unaudited)                  (Unaudited)

Net sales                                    $     27,797    $    20,618   $     80,355   $    59,637
Cost of goods sold,
  (Including warehouse, distribution
  and store occupancy costs)                       19,306         14,201         55,987        41,473
                                            -------------  ------------- -------------- -------------
     Gross profit                                   8,491          6,417         24,368        18,164

Store operating, selling, and
  administrative expenses                           5,722          4,407         16,634        12,174

Depreciation and amortization                         576            467          1,649         1,293
                                            -------------  ------------- -------------- -------------
     Operating income                               2,193          1,543          6,085         4,697

Interest expense (income), net                          6            792             (5)        2,606
                                            ------------- -------------- -------------- -------------

Income before provision for income taxes            2,187            751          6,090         2,091

Provision for income taxes                            837            287          2,330           801
                                            ------------- -------------- -------------- -------------
    Income before extraordinary item                1,350            464          3,760         1,290

Extraordinary item, net                                 -         (1,093)             -        (1,093)
                                            ------------- -------------- -------------- -------------
     Net income (loss)                       $      1,350    $      (629)  $      3,760   $       197
                                            ============= ============== ============== =============

Earnings per common share:
    Income before extraordinary item         $       0.21    $      0.10   $       0.60   $      0.31
    Extraordinary item, net                             -          (0.24)             -         (0.26)
                                            -------------  ------------- -------------- -------------
    Net income (loss)                        $       0.21    $     (0.14)  $       0.60   $      0.05
                                            =============  ============= ============== =============

Weighted average shares outstanding             6,366,420      4,549,102      6,310,304     4,168,150
                                            =============  ============= ============== =============



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                               THIRTY-NINE WEEKS ENDED
                                                           ------------------------------------
                                                           NOVEMBER 1, 1997    NOVEMBER 2, 1996
                                                           ----------------    ----------------
                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 3,760             $   197
                                                               -------             -------
  Adjustments to reconcile net income to net
  cash (used in) operating activities:
     Extraordinary item, net                                         -               1,093
     Depreciation and amortization                               1,649               1,441
     Deferred income taxes                                        (177)               (173)
     (Gain) loss on disposal of assets                              16                (531)
     Interest expense funded through additional debt                 -                  14
     Change in assets and liabilities                           (6,949)             (8,542)
                                                               -------             -------
        Total adjustments                                       (5,461)             (6,698)
                                                               -------             -------
        Net cash (used in) operating activities                 (1,701)             (6,501)
                                                               -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (3,268)             (3,732)
  Proceeds from sale of property                                    14               5,555
                                                               -------             -------
        Net cash provided by (used in) investing activities     (3,254)              1,823

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock                            4,766              33,074
  Repayment of long-term debt to stockholders                        -             (16,000)
  Principal payments on long-term debt                               -              (4,267)
  Proceeds from options exercised and purchase
     of shares under employee stock purchase plan                  418                   -
  Repayment of term loan                                             -              (1,000)
  Revolving loan borrowings and repayments, net                      -              (6,871)
                                                               -------             -------
        Net cash provided by financing activities                5,184               4,936
                                                               -------             -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          229                 258

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   2,269                  31
                                                               -------             -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 2,498             $   289
                                                               =======             =======



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements of Hibbett Sporting Goods, Inc., and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 1, 1997. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of November 1, 1997 and November 2, 1996, and the results of its operations and cash flows for the periods presented.

     The Company has experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.


2.   EARNINGS PER SHARE

     Earnings per share for the periods presented is calculated by dividing net income by the number of weighted average shares outstanding. Common stock equivalents in the form of stock options are included in the calculation utilizing the treasury stock method in accordance with Accounting Principles Board Opinion ("APB") No. 15 for all periods presented. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 will supersede APB No.15 effective for periods ending after December 15, 1997. Under SFAS No. 128, the Company's basic earnings per share for the thirteen weeks ended November 1, 1997 and November 2, 1996 would have been $0.22 and $(0.14), respectively and for the thirty-nine weeks ended November 1, 1997 and November 2, 1996 basic earnings per share would have been $0.61 and $0.05, respectively.

3.  STOCKHOLDERS' INVESTMENT TRANSACTIONS

     In October 1997, the Company and certain shareholders completed an offering of 200,000 primary shares and 933,197 secondary shares at a price of $27.75 per share. The Company's net proceeds of $4,766,000 were used to reduce borrowings under the Revolving Credit Facility and for working capital and general corporate purposes.

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

     The Company operates 101 Hibbett Sports stores as well as eight smaller-format Sports Addition athletic shoe stores and four larger-format Sports & Co. superstores. Hibbett's primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located primarily in enclosed malls as well as dominant strip centers. Although competitors in some markets may carry product lines and national brands similar to Hibbett, the Company believes that its Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to, among other factors, the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

     The Company operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the state of Delaware.

RESULTS OF OPERATIONS

     The following table sets forth statement of operations items expressed as a percentage of net sales for the periods indicated.

                                                  THIRTEEN WEEK               THIRTY-NINE WEEK
                                                   PERIOD ENDED                 PERIOD ENDED
                                             -----------------------      -----------------------
                                             November 1,  November 2,     November 1,  November 2,
                                                1997         1996            1997         1996
                                             -----------  -----------     -----------  -----------

    Net sales                                  100.0%       100.0 %         100.0 %      100.0 %

    Cost of goods sold, including
    warehouse,
    distribution, and store                     69.5         68.9            69.7         69.5
    occupancy costs                            -----        -----           -----        -----
    Gross profit                                30.5         31.1            30.3         30.5
    Store operating, selling, and
    administrative
    expenses                                    20.6         21.4            20.7         20.4
    Depreciation and amortization                2.0          2.3             2.0          2.2
                                               -----        -----           -----        -----
    Operating income                             7.9          7.4             7.6          7.9
    Interest expense (income), net                 -          3.8               -          4.4
                                               -----        -----           -----        -----
    Income before provision for
    income taxes
    and extraordinary item                       7.9          3.6             7.6          3.5
    Provision for income taxes                   3.0          1.4             2.9          1.4
                                               -----        -----           -----        -----
    Income before extraordinary                  4.9          2.2             4.7          2.1
    item
    Extraordinary item, net                        -         (5.3)              -         (1.8)
                                               -----        -----           -----        -----
    Net income (loss)                            4.9%        (3.1)%           4.7%         0.3 %
                                               =====        =====           =====        =====

THIRTEEN WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 2, 1996

     Net sales. Net sales increased $7.2 million, or 34.8%, to $27.8 million for the thirteen weeks ended November 1, 1997, from $20.6 million for the comparable period in the prior year. This increase is attributed to the opening of twenty-eight Hibbett Sports stores and one Sports Addition store in the last 52 week period ended November 1, 1997, and a 9.2% increase in comparable store net sales. The increase in comparable net sales was due primarily to increased footwear and equipment sales. During the thirteen weeks ended November 1, 1997, the Company opened nine Hibbett Sports stores and closed one Hibbett Sports store and one Sports Addition store. New stores and stores not in the comparable store net sales calculation accounted for $5.8 million of the increase in net sales and increases in comparable store net sales contributed $1.4 million. Comparable store net sales data for a period reflect stores open throughout that period and the corresponding period of the prior fiscal year. Comparable store net sales do not include sales by the Company's four larger format Sports & Co. superstores or the Company's wholly-owned subsidiary, Hibbett Team Sales, Inc.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $8.5 million, or 30.5% of net sales, in the thirteen weeks ended November 1, 1997, as compared to $6.4 million, or 31.1% of net sales, in the same period of the prior fiscal year. The decrease in product margin as a percentage of net sales in the thirteen weeks ended November 1, 1997 was due primarily to additional markdowns in the current year period related to licensed apparel categories.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $5.7 million, or 20.6% of net sales, for the thirteen weeks ended November 1, 1997, as compared to $4.4 million, or 21.4% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended November 1, 1997 is primarily attributable to improved leveraging of these costs over higher sales.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales decreased to 2.0% in the thirteen weeks ended November 1, 1997, from 2.3% for the comparable period in the prior year due to the increase in net sales.

     Interest expense (income), net. The $786,000 decrease in interest expense for the thirteen weeks ended November 1, 1997 compared to the prior year period is primarily the result of the repayment of long-term debt from the proceeds of the initial public offering in October 1996.

     Extraordinary item, net. The $1,093,000 extraordinary item in the prior year period was the result of the early extinguishment of debt with the proceeds of the initial public offering. This item is shown net of the applicable income tax benefit of $677,000.


THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996

     Net sales. Net sales increased $20.7 million, or 34.7%, to $80.4 million for the thirty-nine weeks ended November 1, 1997, from $59.6 million for the comparable period in the prior year. This increase is attributed to the opening of twenty-eight Hibbett Sports stores and one Sports Addition store in the last 52 week period ended November 1, 1997, and an 8.5% increase in comparable store net sales. The increase in comparable net sales was due primarily to increased footwear and equipment sales as well as improved inventory processing at the distribution center. During the thirty-nine weeks ended November 1, 1997, the Company opened twenty-five Hibbett Sports stores and one Sports Addition store. New stores and stores not in the comparable store net sales calculation accounted for $16.9 million of the increase in net sales and increases in comparable store net sales contributed $3.8 million. Comparable store net sales data for a period reflect stores open throughout that period and the corresponding period of the prior fiscal year. Comparable store net sales do not include sales by the Company's four larger format Sports & Co. superstores or the Company's wholly-owned subsidiary, Hibbett Team Sales, Inc.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $24.4 million, or 30.3% of net sales, in the thirty-nine weeks ended November 1, 1997, as compared to $18.2 million, or 30.5% of net sales, in the same period of the prior fiscal year. A slight decline in product margin was primarily offset by improved leveraging of warehouse and distribution costs in the current year period.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $16.6 million, or 20.7% of net sales, for the thirty-nine weeks ended November 1, 1997. Store operating, selling and administrative expenses for the thirty-nine weeks ended November 2, 1996 include a net gain on the disposal of assets which primarily relates to the $513,000 pre-tax gain on the sale of the Company's former headquarters and distribution facility. The net gain was substantially offset by a one-time pre-tax compensation expense of approximately $462,000 related to stock options issued on August 1, 1996. Excluding these items, store operating, selling and administrative expenses were $12.2 million, or 20.5% of net sales for the thirty-nine weeks ended November 2, 1996. The increase in store operating, selling and administrative expenses as a percentage of net sales in the thirty-nine weeks ended November 1, 1997 is primarily attributable to costs associated with the opening of twenty-six new stores in the current year period as compared to nineteen stores in the prior year period.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales decreased slightly to 2.0% in the thirty-nine weeks ended November 1, 1997, from 2.2% for the comparable period in the prior year due to the increase in net sales.

     Interest expense (income), net. The $2.6 million net decrease in interest expense for the thirty-nine weeks ended November 1, 1997 compared to the prior year period is primarily the result of the repayment of long-term debt from the proceeds of the initial public offering in October 1996.

     Extraordinary item, net. The $1,093,000 extraordinary item in the prior year period was the result of the early extinguishment of debt with the proceeds of the initial public offering. This item is shown net of the applicable income tax benefit of $677,000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements relate primarily to new store openings and working capital requirements. The Company's working capital needs are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarter of its fiscal year. Historically, the Company has funded its cash requirements primarily through cash flows from operations and borrowings under its revolving loan facilities.

     Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. The Company has continued to increase inventory levels in the thirty-nine weeks ended November 1, 1997 as the number of new stores has increased. The Company has financed this increase through increased net income and accounts payable balances. Net cash used in operating activities was $1.7 million for the thirty-nine week period ending November 1, 1997 as compared to net cash used in operating activities of $6.5 million for the thirty-nine week period ending November 2, 1996.

     With respect to cash flows from investing activities, the $3.3 million of capital expenditures in the thirty-nine week period ended November 1, 1997 primarily related to the opening of twenty-six new stores, various store remodels, and headquarters and distribution center-related capital expenditures. The higher capital expenditures in the prior year period resulted primarily from the opening of the fourth larger format Sports & Co. superstore in September 1996. During the first quarter of the prior year, the Company completed the sale-leaseback of its new headquarters and distribution center and the sale of the former headquarters and warehouse facilities for combined proceeds of $5.6 million and used the proceeds to repay $4.3 million of long-term debt then outstanding.

     Net cash provided by financing activities of $5.2 million for the thirty-nine week period ending November 1, 1997 was the result of (1) net proceeds from a secondary public stock offering, and (2) proceeds from the exercise of stock options. Upon the exercise of the above referenced stock options, the proceeds and the related accrued compensation expense were credited to paid-in capital.

     The Company estimates capital expenditures in fiscal 1998 to be approximately $3.9 million which includes resources budgeted to (i) fund the opening of approximately 32 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center-related capital expenditures.

     In October 1996, the Company established an unsecured $20 million Revolving Credit Facility (the "Facility") provided by AmSouth Bank of Alabama. Borrowings under the Facility bear interest at the Company's option either at a base rate, a quoted cost of funds rate, or a LIBOR based rate. As of November 1, 1997, there was no outstanding balance under the Facility which expires October
31, 1999. Based on its current operating and store opening plans, the Company believes that it can fund its cash needs for the foreseeable future through borrowings under the Revolving Credit Facility and cash generated from operations.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share. SFAS No. 128 will supersede APB No.15 effective for financial statements for periods ending after December 15, 1997. Under SFAS No. 128, the Company's basic earnings per share for the thirteen weeks ended November 1, 1997 and November 2, 1996 would have been $0.22 and $(0.14), respectively, and for the thirty-nine weeks ended November 1, 1997 and November 2, 1996 basic earnings per share would have been $0.61 and $0.05, respectively.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "Comprehensive Income" which is the total of net income and all other non-owner changes in stockholders' equity and its components. The Company will adopt the standard in fiscal 1999.

     In June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. The Company is in the process of evaluating SFAS No. 131 and its impact and will adopt the standard in fiscal 1999.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of, among other factors, the ability of the Company to execute its expansion plans, a shift in demand for the merchandise offered by the Company, the Company's ability to obtain brand name merchandise at competitive prices, the effect of regional or national economic conditions and the effect of competitive pressures from other retailers. In addition, the reader should consider the risk factors described from time to time in the Company's other documents and reports, including the factors described under "Risk Factors" in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 20, 1997, as amended, as well as the Company's reports on Forms 10-Q and 10-K.


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

ITEM 2:    Changes in Securities

     For information related to the secondary public offering of stock, see Note 3 of Notes to the Condensed Consolidated Financial Statements.

ITEM 3:    Defaults Upon Senior Securities

     None

ITEM 4:    Submission of Matters to Vote of Security-Holders

     None


ITEM 5:    Other Information

     None

ITEM 6:    Exhibits and Reports on Form  8-K

      (A)  Exhibits

            Exhibit #           Description
            ---------           -----------
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



                                             HIBBETT SPORTING GOODS, INC.



Date:                                 By:    /s/ Susan H. Fitzgibbon
     ----------------------------           -------------------------
                                             Susan H. Fitzgibbon
                                             Vice President and
                                             Chief Financial Officer