Form 10-K
period 1998-01-31
HIBBETT SPORTING GOODS INC
filed 1998-04-23
CIK 1017480

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                             --------------------

For the fiscal year ended                                 Commission file number
    January 31, 1998                                             000-20969

                         HIBBETT SPORTING GOODS, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                               63-1074067
(State of other jurisdiction                                  (I.R.S. Employer
of Incorporation or organization)                            Identification No.)


        451 Industrial Lane
        Birmingham, Alabama                                         35211
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

                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such) and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes     X     No ___
                                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___.


The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are "affiliates") was $101,498,589 at April 2,1998, based on the closing sale price of $27.875 for the Common Stock on such date on the Nasdaq National Market.

      The number of shares outstanding of the Registrant's Common Stock, as of April 2, 1998 was 6,395,271.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 6, 7 and 8 of Part II are incorporated by reference from the Company's 1998 Annual Report to Stockholders. Items 10, 11, 12 and 13 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be held June 9, 1998. Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before May 1, 1998.

                         HIBBETT SPORTING GOODS, INC.

                                     INDEX


                                    PART I

Item    1.  Business                                                           2

Item    2.  Properties                                                         6

Item    3.  Legal Proceedings                                                  6

Item    4.  Submission of Matters to a Vote of Security Holders                6

                                    PART II

Item    5.  Market for Registrant's Common Equity and Related
            Stockholder Matters                                                7

Item    6.  Selected Consolidated Financial and Operating Data                 7

Item    7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7

Item    8.  Consolidated Financial Statements and Supplementary Data           7

Item    9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                           7

                                    PART III

Item  10.   Directors and Executive Officers of Registrant                     8

Item  11.   Executive Compensation                                             8

Item  12.   Security Ownership of Certain Beneficial Owners and Management     8

Item  13.   Certain Relationships and Related Transactions                     8

                                    PART IV

Item  14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K    8

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

  The Company operates 107 Hibbett Sports stores as well as nine smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores. Hibbett's primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located predominantly in enclosed malls. Although competitors in some markets may carry product lines and national brands similar to Hibbett, the Company believes that its Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

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

STORE CONCEPTS

Hibbett Sports

  The Company's primary retail format is Hibbett Sports, a 5,000 square foot store located predominantly in enclosed malls. The Company tailors its Hibbett Sports concept to the size, demographics and competitive conditions of each market. Seventy-nine Hibbett Sports stores are located in enclosed malls, the majority of which are the only enclosed malls in the county, and the remaining twenty-eight are located in strip centers.

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

Sports Additions

  The Company's nine Sports Additions stores are small, mall-based stores, averaging 1,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel. Sports Additions stores offer a broader assortment of athletic footwear, with a greater emphasis on fashion than the athletic footwear assortment offered by Hibbett Sports stores. All but one Sports Additions stores are currently located in the malls in which Hibbett Sports stores are also present.

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

  In evaluating potential markets, the Company considers population, economic conditions, local competitive dynamics and availability of suitable real estate. Although approximately 74% of Hibbett Sports stores are located in enclosed malls, the stores also operate profitably in strip center locations. As the Company continues to expand, it will open new stores in mall and strip center locations.

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

VENDOR RELATIONSHIPS

  The sporting goods retail business is very brand name driven. Accordingly, the Company maintains relationships with a number of well-known sporting goods vendors to satisfy customer demand. The Company believes that its stores are among the primary retail distribution alternatives for brand name vendors that seek to reach Hibbett's target markets. As a result, the Company is able to attract considerable vendor interest and establish long-term partnerships with vendors. As its vendors expand their product lines and grow in popularity, the Company expands its sales and promotions of these products within its stores. In addition, as the Company continues to increase its store base and enter new markets, the vendors have increased their brand presence within these regions. The Company also places significant emphasis on and works with its vendors to establish the most favorable pricing and to receive cooperative marketing funds. Management believes the Company maintains excellent working relationships with vendors. During fiscal 1998, the Company's largest vendor, Nike, represented approximately 40% of its total purchases.

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

ADVERTISING AND PROMOTION

  The Company targets special advertising opportunities in its markets to increase the effectiveness of its advertising spending. In particular, the Company prefers advertising in local media as a way to further differentiate itself from national chain competitors. Substantially all of the Company's advertising and promotional spending is centrally directed, with some funds allocated to district managers on an as-requested basis. Advertising in the sports pages of local newspapers serves as the foundation of the Company's promotional program, and in fiscal 1998 it accounted for the majority of the Company's total advertising spending. Other media such as local radio, television and outdoor billboards are used by the Company to reinforce Hibbett name recognition and brand awareness in the community. In addition, direct mail to customers on an in-house mailing list has been used by the Company to reinforce already established buying patterns and to increase customer loyalty.

DISTRIBUTION

  The Company maintains a single 130,000 square foot distribution center in Birmingham, Alabama for all 120 of its existing stores and manages the distribution process centrally from its corporate headquarters which are located in the same building as the distribution center. In January 1996 the Company moved its operations to this newly constructed distribution center which has significant expansion potential to support the Company's growth for the foreseeable future. The Company believes strong distribution support for its stores is a critical element of its expansion strategy and is central to its ability to maintain a low cost operating structure. As the Company continues its expansion, it intends to open new stores in locations that can be supplied from the Company's distribution center.

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

EMPLOYEES

  The Company employed approximately 523 full-time and approximately 912 part-time employees at January 31, 1998, none of whom are represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. There can be no assurance that the Company's employees will not, in the future, elect to be represented by a union. The Company considers its relationship with its employees to be good and has not experienced significant interruptions of operations due to labor disagreements.

                              ITEM 2.  PROPERTIES

  The Company currently leases all of its existing 120 store locations and expects that its policy of leasing rather than owning will continue as it expands. The Company's leases typically provide for a short initial lease term with options on the part of the Company to extend. Management believes that this lease strategy enhances the Company's flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. The Company's ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

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

                    FISCAL 1998:                                                           High              Low
                                                                                           -------          -------
                    First Quarter (February 2 to May 3)                                    $ 17 3/4         $ 15
                    Second Quarter (May 4 to August 2)                                     $ 23 1/2         $ 15
                    Third Quarter  (August 3 to November 1)                                $ 32 1/4         $ 22
                    Fourth Quarter (November 2 to January 31)                              $ 28             $ 17

                    FISCAL 1997:
                    Third Quarter  (October 11 to November 2)                              $ 21 1/2         $ 19 1/2
                    Fourth Quarter (November 3 to February 1)                              $ 19 1/2         $ 12 1/8

  On April 2, 1998, the last reported sale price for the Company's Common Stock as quoted by NASDAQ was $27 7/8 per share. As of April 2, 1998, the Company had approximately 46 registered shareholders.

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

          ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

  The information required is incorporated by reference from page 28 of the Company's 1998 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

  The information required is incorporated by reference from pages 10 to 14 of the Company's 1998 Annual Report to Stockholders.

       ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required is incorporated by reference from pages 15 to 27 of the Company's 1998 Annual Report to Stockholders.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE.

  None.

                                 PART III

           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The information required is incorporated by reference from the sections entitled "Directors and Executive Officers", "The Board of Directors", and "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held June 9, 1998 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

                       ITEM 11.  EXECUTIVE COMPENSATION

  The information required is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners" and "Directors and Executive Officers" in the Proxy Statement.

           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.


                                 PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1.  Financial Statements:

         The following Financial Statements and Supplementary Data of the Registrant and Independent Auditors' Report on such Financial Statements are incorporated by reference from the Company's 1998 Annual Report to Stockholders, in Part II, Item 8:

         Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997

         Consolidated Statements of Operations for the fiscal years ended January 31,1998, February 1, 1997 and February 3,1996

         Consolidated Statements of Stockholders' Investment for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996

         Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996

         Notes to Consolidated Financial Statements

         Report of Independent Public Accountants

     2.  Financial Statement Schedules:

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

     3.  Exhibits.

         The Exhibits listed on the accompanying Exhibits Index are filed as part of, or incorporated by reference into, this report.


                                 EXHIBITS INDEX

Exhibit #
---------
3.1 (a)     Certificate of Incorporation of the Company

3.2 (a)     Bylaws of the Company

10.1.1(a)   Revolving Credit Facility dated as of October 31, 1996 between the Company, Hibbett Team Sales, Inc. and  Amsouth Bank of Alabama

10.2 (b) Advisory Agreement dated November 1, 1995 between the Company and Saunders, Karp & Co., L.P.

10.3 (b) Employment and Post-Employment Agreement dated as of November 1, 1995 between the Company and Michael J. Newsome

10.4 (b) Letter from the Company to Michael J. Newsome dated November 1, 1995 re: Incentive Compensation Arrangements

10.5 (b) Non-competition Agreement dated November 1, 1995 among Charles C. Anderson, Joel R. Anderson, Clyde B. Anderson, the Company, The SK Equity Fund, L.P. and SK Investment Fund, L.P.

10.6 (d) The Company's Stock Option Plan (as amended effective as of October 10, 1996)

10.7 (d)    The Company's Amended and Restated 1996 Stock Option Plan
            ("1996 Plan")

10.8 (d)    The Company's Employee Stock Purchase Plan

10.9 (d)    The Company's Stock Plan for Outside Directors

10.10.1 (b) Lease Agreement dated as of February 12, 1996 between QRS 12-14
            (AL), Inc. and Sports Wholesale, Inc. (the "Lease Agreement")

10.10.2 (c) Landlord's Waiver and Consent re: Lease Agreement dated February
            12, 1996 by QRS 12-14 (AL), Inc.

10.11 (d)   Letter from the Company to Clyde B. Anderson dated September 13,
            1996 re: Consulting Agreement

13.1 +      Fiscal 1998 Annual Report

21 (b)      List of Company's Subsidiaries

23.1 +      Consent of Arthur Andersen LLP

27 +        Financial Data Schedule


    (a) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997, and incorporated herein by reference.

    (b) Filed as an exhibit to the Company's Registration Statement on Form S-1, (Registration No. 333-07023) filed with the Securities and Exchange Commission June 27, 1996, and incorporated herein by reference.

    (c) Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1(Registration No. 333-07023), filed with the Securities and Exchange Commission July 16, 1996, and incorporated herein by reference.

    (d) Filed as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1(Registration No. 333-07023), filed with the Securities and Exchange Commission September 16, 1996, and incorporated herein by reference.

     +        Filed heretowith


(b)      Reports on Form 8-K:

         No reports on Form 8-K have been filed during the three months ended January 31, 1998.



SIGNATURES

  Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HIBBETT SPORTING GOODS, INC.



                                    By:            /s/ Michael J. Newsome
                                      ------------------------------------------
                                                 Michael J. Newsome
                                                 President

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


                    Signature                                          Title                           Date
-----------------------------------------------------  -------------------------------------  ----------------------

/s/ Michael J. Newsome                                    Principal Executive Officer and         April 23, 1998
-----------------------------------------------------                Director                     --------------
Michael J. Newsome


                                                          Principal Financial Officer and
/s/ Susan H. Fitzgibbon                                    Principal Accounting Officer           April 23, 1998
-----------------------------------------------------                                             --------------
Susan H. Fitzgibbon



/s/ Clyde B. Anderson                                                Director                     April 23, 1998
-----------------------------------------------------                                             --------------
Clyde B. Anderson



/s/ H. Ray Compton                                                   Director                     April 23, 1998
-----------------------------------------------------                                             --------------
H. Ray Compton



/s/ F. Barron Fletcher, III                                          Director                     April 23, 1998
-----------------------------------------------------                                             --------------
F. Barron Fletcher, III



/s/ Carl Kirkland                                                    Director                     April 23, 1998
-----------------------------------------------------                                             --------------
Carl Kirkland



/s/ John F. Megrue, Jr.                                              Director                     April 23, 1998
-----------------------------------------------------                                             --------------
John F. Megrue, Jr.



/s/ Thomas A. Saunders, III                                          Director                     April 23, 1998
-----------------------------------------------------                                             --------------
Thomas A. Saunders, III

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                             ----------------------





                             SCHEDULES AND EXHIBITS
                                       TO
                                 ANNUAL REPORT
                                       ON
                                   FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                                JANUARY 31, 1998




                             ----------------------






                          HIBBETT SPORTING GOODS, INC.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE



To Hibbett Sporting Goods, Inc.:


We have audited in accordance with generally accepted auditing standards, the financial statements of HIBBETT SPORTING GOODS, INC. (a Delaware corporation, formerly an Alabama corporation) AND SUBSIDIARIES, included in this Form 10-K and have issued our report thereon dated March 12, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II included in Part IV of the Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                    ARTHUR ANDERSEN LLP



Birmingham, Alabama
March 12, 1998

                          HIBBETT SPORTING GOODS, INC.


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997, AND FEBRUARY 3, 1996




                                                                        Fiscal Year Ended
                                                --------------------------------------------------------------
                                                    January 31,           February 1,           February 3,
                                                      1998                   1997                   1996
                                                ------------------      ---------------      -----------------
Balance of allowance for doubtful accounts
   at beginning of period                            $134,000              $ 86,000               $ 61,000

Charged to costs and expenses                         110,000                71,000                 62,000

Write-offs, net of recoveries                         (60,000)              (23,000)               (37,000)
                                                ------------------      ---------------      -----------------
Balance of allowance for doubtful accounts
   at end of period                                  $184,000              $134,000               $ 86,000
                                                ==================      ===============      =================
