Form 10-Q
period 1998-05-02
HIBBETT SPORTING GOODS INC
filed 1998-06-10
CIK 1017480

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(mark one)


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---     EXCHANGE ACT OF 1934.

        For the quarterly period ended:  May  2, 1998
                                         ------------


                                    -  OR -


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                      Yes     X                 No
                         -------------             -------------

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of May 2, 1998 were 6,395,889 shares.

                          HIBBETT SPORTING GOODS, INC.


                                     INDEX

                                                                PAGE NO.
                                                                --------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets at
         May 2, 1998 and January 31, 1998                            2

     Condensed Consolidated Statements of Operations for the
        Thirteen Week Periods Ended May 2, 1998 and May 3, 1997      3

     Condensed Consolidated Statements of Cash Flows for the
        Thirteen Week Periods Ended May 2, 1998 and May 3, 1997      4

     Notes to Condensed Consolidated Financial Statements            5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   6-9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                           9

Item 2.  Changes in Securities                                       9

Item 3.  Defaults Upon Senior Securities                             9

Item 4.  Submission of Matters to Vote of Security-Holders           9

Item 5.  Other Information                                           9

Item 6.  Exhibits and Reports on Form 8-K                            9

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                             May 2, 1998     January 31, 1998
                                                           ---------------  -------------------
                                                             (Unaudited)
ASSETS
  Current Assets:
     Cash and cash equivalents                                  $  6,110             $  4,498
     Accounts receivable, net                                      1,588                1,839
     Inventories                                                  39,200               33,267
     Prepaid expenses and other                                    1,558                  650
     Deferred income taxes                                           654                  606
                                                           --------------        -------------
        Total current assets                                      49,110               40,860
                                                           --------------        -------------

  Property and equipment, net                                     13,301               12,115
                                                           --------------        -------------

  Noncurrent Assets:
     Deferred income taxes                                           375                  364
     Other, net                                                      122                   27
                                                           --------------        -------------
        Total noncurrent assets                                      497                  391
                                                           --------------        -------------

Total Assets                                                    $ 62,908             $ 53,366
                                                           ==============        =============


LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current Liabilities:
     Accounts payable                                           $ 17,972             $ 10,951
     Accrued income taxes                                          1,553                  860
     Accrued expenses:
        Payroll-related                                            1,728                1,813
        Other                                                      1,619                1,587
                                                           --------------        -------------
     Total current liabilities                                    22,872               15,211
                                                           --------------        -------------

  Long-Term Debt                                                      -                    -
                                                           --------------        -------------

  Stockholders' Investment:
     Preferred stock, $.01 par value 1,000,000 shares
        authorized, no shares outstanding                             -                    -
     Common stock, $.01 par value, 12,000,000 shares
        authorized, 6,395,889 shares issued and
        outstanding at May 2, 1998 and 6,393,977
        shares issued and outstanding at January 31, 1998             64                   64
     Paid-in capital                                              53,704               53,681
     Retained earnings (deficit)                                 (13,732)             (15,590)
                                                           --------------        -------------
        Total stockholders' investment                            40,036               38,155
                                                           --------------        -------------

Total Liabilities and Stockholders' Investment                  $ 62,908             $ 53,366
                                                           ==============        =============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars In Thousands, Except Per Share Amounts)


                                                THIRTEEN WEEKS ENDED
                                            ----------------------------
                                              MAY 2, 1998   MAY 3, 1997
                                            -------------- -------------
                                                     (Unaudited)
Net sales                                     $    33,321    $  26,165
Cost of goods sold,
  including warehouse, distribution
  and store occupancy costs                        23,158       18,126
                                            -------------- -------------
     Gross profit                                  10,163        8,039

Store operating, selling, and
  administrative expenses                           6,519        5,241

Depreciation and amortization                         680          517
                                            -------------- -------------
     Operating income                               2,964        2,281

Interest expense (income), net                        (45)         (25)
                                            -------------- -------------

     Income before provision for income
        taxes                                       3,009        2,306
Provision for income taxes                          1,151          882
                                            -------------- -------------
     Net income                               $     1,858    $   1,424
                                            ============== =============


Earnings per common share:
     Basic:
       Net income                             $      0.29    $    0.23
                                            ============== =============

     Diluted:
       Net income                             $      0.28    $    0.23
                                            ============== =============

Weighted average shares outstanding:
     Basic                                      6,394,515    6,134,261
                                             ============= =============
     Diluted                                    6,551,278    6,248,910
                                             ============= =============



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)

                                                         Thirteen Weeks Ended
                                                    ------------------------------
                                                     May 2, 1998    May 3, 1997
                                                    -------------- ---------------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $        1,858  $       1,424
                                                    --------------  -------------
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                             680            517
     Deferred income taxes                                     (59)           (57)
     Loss on disposal of assets                                 13              8
     Change in assets and liabilities                          970         (1,143)
                                                    --------------  -------------
        Total adjustments                                    1,604           (675)
                                                    --------------  -------------
        Net cash provided by operating activities            3,462            749
                                                    --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (1,874)          (976)
  Proceeds from sale of property                                 1              4
                                                    --------------  -------------
        Net cash (used in) investing activities             (1,873)          (972)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from options exercised and purchase
     of shares under employee stock purchase plan               23             -
                                                    --------------  -------------
        Net cash provided by financing activities               23             -
                                                    --------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         1,612           (223)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               4,498          2,269
                                                    --------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $        6,110  $       2,046
                                                    ==============  =============



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 1998. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 2,1998 and May 3, 1997, and the results of its operations and cash flows for the periods presented.

     The Company has experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.


2.   EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, effective January 31, 1998, and restated earnings per share ("EPS") for all periods presented in the consolidated statements of operations. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                                                 MAY 2, 1998                        MAY 3, 1997
                                                                         --------------------------        -------------------------

Weighted average shares outstanding:
  Weighted average shares, excluding the
    effect of stock options                                                           6,394,515                          6,134,261
  Effect of stock options                                                               156,763                            114,649
                                                                         --------------------------        -------------------------

Weighted average shares including the
    effect of stock options                                                           6,551,278                          6,248,910
                                                                         ===========================       =========================


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

  The Company operates 122 Hibbett Sports stores as well as nine smaller-format Sports Addition athletic shoe stores and four larger-format Sports & Co. superstores. Hibbett's primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located primarily in enclosed malls as well as dominant strip centers. Although competitors in some markets may carry product lines and national brands similar to Hibbett, the Company believes that its Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to, among other factors, the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

        The Company operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the state of Delaware.

RESULTS OF OPERATIONS

  The following table sets forth statement of operations items expressed as a percentage of net sales for the periods indicated.

                                                                                   THIRTEEN WEEK
                                                                                    PERIOD ENDED
                                                                       -----------------------------------
                                                                            May 2, 1998       May 3, 1997
                                                                         -----------------  ---------------

                  Net sales                                                         100.0%           100.0%

                  Cost of goods sold, including warehouse,
                  distribution and store occupancy costs                             69.5             69.3
                                                                                    -----            -----
                  Gross profit                                                       30.5             30.7
                  Store operating, selling, and administrative
                  expenses                                                           19.6             20.0
                  Depreciation and amortization                                       2.0              2.0
                                                                                    -----            -----
                  Operating income                                                    8.9              8.7
                  Interest expense (income), net                                     (0.1)            (0.1)
                                                                                    -----            -----
                  Income before provision for income taxes                            9.0              8.8
                  Provision for income taxes                                          3.4              3.4
                                                                                    -----            -----
                  Net income                                                          5.6%             5.4%
                                                                                    =====            =====


THIRTEEN WEEKS ENDED MAY 2, 1998 COMPARED TO THIRTEEN WEEKS ENDED MAY 3, 1997

  Net sales. Net sales increased $7.2 million, or 27.4%, to $33.3 million for the thirteen weeks ended May 2, 1998, from $26.2 million for the comparable period in the prior year. This increase is attributed to opening a net of thirty-five Hibbett Sports stores and one Sports Additions store in the last 52 week period ended May 2, 1998, and a 5.5% increase in comparable store net sales. The increase in comparable net sales was due primarily to increased equipment and footwear sales. During the thirteen weeks ended May 2, 1998, the Company opened fifteen Hibbett Sports stores. New stores and stores not in the comparable store net sales calculation accounted for $6.0 million of the increase in net sales and increases in comparable store net sales contributed $1.2 million. Comparable store net sales data for a period reflect stores open throughout that period and the corresponding period of the prior fiscal year. Comparable store net sales do not include sales by the Company's four larger format Sports & Co. superstores or the Company's wholly-owned subsidiary, Hibbett Team Sales, Inc.

  Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $10.2 million, or 30.5% of net sales, in the thirteen weeks ended May 2, 1998, as compared to $8.0 million, or 30.7% of net sales, in the same period of the prior fiscal year. The decrease in gross profit as a percentage of net sales in the thirteen weeks ended May 2, 1998 was due primarily to higher store occupancy costs as a percentage of net sales as a result of the increased number of new stores in the store base.

  Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $6.5 million, or 19.6% of net sales, for the thirteen weeks ended May 2, 1998, as compared to $5.2 million, or 20.0% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended May 2, 1998 is primarily attributable to improved leveraging of administrative costs over higher sales.

  Depreciation and amortization. Depreciation and amortization as a percentage of net sales remained constant at 2.0% in the thirteen weeks ended May 2, 1998 and May 3, 1997.

  Interest expense (income), net. Interest income for the thirteen weeks ended May 2, 1998 was $45,000 compared to interest income of $25,000 in the prior year period. The increase is attributable to income earned on higher levels of temporary cash investments.

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

  Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. The Company has continued to increase inventory levels in the thirteen weeks ended May 2, 1998 as the number of new stores has increased. The Company has financed this increase through increased net income and accounts payable balances. Net cash provided by operating activities was $3.5 million for the thirteen week period ending May 2, 1998 as compared to net cash provided by operating activities of $749,000 for the thirteen week period ending May 3, 1997.

  With respect to cash flows from investing activities, capital expenditures were $1.9 million in the thirteen week period ended May 2, 1998 compared to $976,000 for the prior year period. Capital expenditures in the thirteen weeks ended May 2, 1998 primarily related to the opening of fifteen new stores, construction costs incurred on stores not yet open, and distribution center-related expenditures. The increase in capital expenditures in the current year period resulted from additional new store activity and new distribution center equipment.

  Net cash provided by financing activities of $23,000 for the thirteen week period ending May 2, 1998 was the result of purchases of shares under the employee stock purchase plan and the exercise of stock options.

  The Company estimates capital expenditures in fiscal 1999 to be approximately $6.4 million which includes resources budgeted to (i) fund the opening of approximately 42 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center-related capital expenditures.

  The Company maintains an unsecured $20 million Revolving Credit Facility (the "Facility") provided by AmSouth Bank of Alabama. Borrowings under the Facility bear interest at the Company's option either at a base rate, a quoted cost of funds rate, or a LIBOR based rate. As of May 2, 1998, there was no outstanding balance under the Facility which expires October 31,1999. Based on its current operating and store opening plans, the Company believes that it can fund its cash needs for the foreseeable future through borrowings under the Facility and cash generated from operations.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of "comprehensive income" which is the total of net income and all other non-owner changes in stockholders' equity and its components.
This standard was adopted on February 1, 1998 and did not have a significant impact on the Company's financial reporting.

  In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131, which supersedes SFAS Nos. 14, 18, 24 and 30, establishes new standards for segment reporting, using the "management approach," in which reportable segments are based on the same criteria on which management disaggregates a business for making operating decisions and assessing performance. The Company will adopt the standard in fiscal 1999. The new rules are not expected to have a significant impact on the Company's financial reporting.

  In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits. SFAS No. 132, which supersedes SFAS Nos. 87, 88, and 106, standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS Nos. 87, 88, and 106, were issued. The Company does not offer pensions or other post-retirement benefits. Therefore, the standard will not have an impact on the Company's financial reporting.

  The American Institute of Certified Public Accountants ("AICPA"), has issued Statement of Position ("SOP"), 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of external direct costs of materials and services, payroll and payroll related costs for employees directly associated, and interest cost during development of computer software for internal use. Planning and preliminary costs should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. This statement is not expected to have a material effect on the Company's financial reporting.

  The AICPA has issued SOP 98-5, Reporting on the Costs of Start-up Activities. This statement provides guidance on the financial reporting of start-up costs and organization costs, and requires these costs to be expensed as incurred. The new rules are not expected to have a significant impact on the Company's financial reporting upon adoption in fiscal 2000.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

  The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of, among other factors, the ability of the Company to execute its expansion plans, a shift in demand for the merchandise offered by the Company, the Company's ability to obtain brand name merchandise at competitive prices, the effect of regional or national economic conditions and the effect of competitive pressures from other retailers. In addition, the reader should consider the risk factors described from time to time in the Company's other documents and reports, including the factors described under "Risk Factors" in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 1, 1997, and any amendments thereto.

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

      None

ITEM 3:    Defaults Upon Senior Securities

      None

ITEM 4:    Submission of Matters to Vote of Security-Holders

      None

ITEM 5:    Other Information

      None

ITEM 6:    Exhibits and Reports on Form  8-K

      (A)  Exhibits

             Exhibit #           Description
            ----------           ------------
               27               Financial Data Schedule (for SEC use only)

      (B)  Reports on Form 8-K

      None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                 HIBBETT SPORTING GOODS, INC.



Date:  June 9, 1998              By: /s/ Susan H. Fitzgibbon
      -------------------            -----------------------
                                     Susan H. Fitzgibbon
                                     Vice President and
                                     Chief Financial Officer