Form 10-Q
period 1998-08-01
HIBBETT SPORTING GOODS INC
filed 1998-09-11
CIK 1017480

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10-Q

(MARK ONE)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---------  EXCHANGE ACT OF 1934.

           For the quarterly period ended:  August 1, 1998
                                            --------------

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

                      Yes     X                 No
                          ---------                ---------

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of August 1, 1998 were 6,405,816 shares.

                         HIBBETT SPORTING GOODS, INC.



                                     INDEX

                                                                             PAGE NO.
                                                                             --------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
     Condensed Consolidated Balance Sheets at
         August 1, 1998 and January 31, 1998                                      2

     Condensed Consolidated Statements of Operations for the Thirteen Week
        and Twenty-Six Week Periods Ended August 1, 1998 and August 2, 1997       3

     Condensed Consolidated Statements of Cash Flows for the
        Twenty-Six Week Periods Ended August 1, 1998 and August 2, 1997           4

     Notes to Condensed Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               6-10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                       10

Item 2.  Changes in Securities                                                   10

Item 3.  Defaults Upon Senior Securities                                         10

Item 4.  Submission of Matters to Vote of Security-Holders                       10

Item 5.  Other Information                                                       11

Item 6.  Exhibits and Reports on Form 8-K                                        11


                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                             AUGUST 1, 1998  JANUARY 31, 1998
                                                             --------------  ----------------
                                                              (Unaudited)
ASSETS
  Current Assets:
     Cash and cash equivalents                                  $    343          $  4,498
     Accounts receivable, net                                      1,890             1,839
     Inventories                                                  46,231            33,267
     Prepaid expenses and other                                    1,669               650
     Deferred income taxes                                           702               606
                                                                --------          --------
        Total current assets                                      50,835            40,860
                                                                --------          --------

  Property and equipment, net                                     14,627            12,115
                                                                --------          --------

  Noncurrent Assets:
     Deferred income taxes                                           386               364
     Other, net                                                      157                27
                                                                --------          --------
        Total noncurrent assets                                      543               391
                                                                --------          --------

Total Assets                                                    $ 66,005          $ 53,366
                                                                ========          ========


LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Current Liabilities:
     Accounts payable                                           $ 18,834          $ 10,951
     Accrued income taxes                                            961               860
     Accrued expenses:
        Payroll-related                                            1,937             1,813
        Other                                                      1,800             1,587
                                                                --------          --------
     Total current liabilities                                    23,532            15,211
                                                                --------          --------

  Long-Term Debt                                                   1,046                -
                                                                --------          --------

  Stockholders' Investment:
     Preferred stock, $.01 par value 1,000,000 shares
        authorized, no shares outstanding                             -                 -
     Common stock, $.01 par value, 12,000,000 shares
        authorized, 6,405,816 shares issued and
        outstanding at August 1, 1998 and 6,393,977
        shares issued and outstanding at January 31, 1998             64                64
     Paid-in capital                                              53,743            53,681
     Retained earnings (deficit)                                 (12,380)          (15,590)
                                                                --------          --------
        Total stockholders' investment                            41,427            38,155
                                                                --------          --------

Total Liabilities and Stockholders' Investment                  $ 66,005          $ 53,366
                                                                ========          ========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars In Thousands, Except Per Share Amounts)

                                                  THIRTEEN WEEKS ENDED             TWENTY-SIX WEEKS ENDED
                                            -------------------------------    -------------------------------
                                            AUGUST 1, 1998   AUGUST 2, 1997    AUGUST 1, 1998   AUGUST 2, 1997
                                            --------------   --------------    --------------   --------------
                                                       (Unaudited)                        (Unaudited)
Net sales                                        $32,524          $26,393           $65,845          $52,558
Cost of goods sold,
  (Including warehouse, distribution
  and store occupancy costs)                      22,907           18,555            46,065           36,681
                                               ---------        ---------         ---------        ---------
     Gross profit                                  9,617            7,838            19,780           15,877

Store operating, selling, and
  administrative expenses                          6,701            5,671            13,220           10,912

Depreciation and amortization                        731              556             1,411            1,073
                                               ---------        ---------         ---------        ---------
     Operating income                              2,185            1,611             5,149            3,892

Interest expense (income), net                        (5)              14               (50)             (11)
                                               ---------        ---------         ---------        ---------

Income before provision for income taxes           2,190            1,597             5,199            3,903

Provision for income taxes                           838              611             1,989            1,493
                                               ---------        ---------         ---------        ---------
     Net income                                  $ 1,352          $   986           $ 3,210          $ 2,410
                                               =========        =========         =========        =========
Earnings per common share:
     Basic:
       Net income                               $   0.21          $  0.16          $   0.50          $  0.39
                                               =========        =========         =========        =========
     Diluted:
       Net income                               $   0.21          $  0.16          $   0.49          $  0.38
                                               =========        =========         =========        =========
Weighted average shares outstanding:
     Basic                                     6,402,950        6,167,273         6,398,732        6,150,767
                                               =========        =========         =========        =========
     Diluted                                   6,587,518        6,279,770         6,569,521        6,264,084
                                               =========        =========         =========        =========

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)

                                                     TWENTY-SIX WEEKS ENDED
                                                 ------------------------------
                                                 AUGUST 1, 1998  AUGUST 2, 1997
                                                 --------------  --------------
                                                   (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 3,210          $ 2,410
                                                     -------          -------
  Adjustments to reconcile net income to net
  cash (used in) operating activities:
     Depreciation and amortization                     1,411            1,073
     Deferred income taxes                              (118)            (115)
     Loss on disposal of assets                           18                7
     Change in assets and liabilities                 (5,858)          (4,005)
                                                     -------          -------
        Total adjustments                             (4,547)          (3,040)
                                                     -------          -------
        Net cash (used in) operating activities       (1,337)            (630)
                                                     -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (3,929)          (1,680)
  Proceeds from sale of property                           3                5
                                                     -------          -------
        Net cash (used in) investing activities       (3,926)          (1,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                     -                -
  Proceeds from options exercised and purchase
     of shares under employee stock purchase plan         62              405
  Revolving loan borrowings and repayments, net        1,046              704
                                                     -------          -------
        Net cash provided by financing activities      1,108            1,109
                                                     -------          -------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS           (4,155)          (1,196)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         4,498            2,269
                                                     -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $   343          $ 1,073
                                                     =======          =======

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 1998. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of August 1, 1998 and August 2, 1997, and the results of its operations and cash flows for the periods presented.

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


2.   EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, effective January 31, 1998, and restated earnings per share ("EPS") for all periods presented in the consolidated statements of operations. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                THIRTEEN WEEK PERIOD ENDED                TWENTY-SIX WEEK PERIOD ENDED
                                           ------------------------------------     -------------------------------------
                                            AUGUST 1, 1998     AUGUST 2, 1997       AUGUST 1, 1998       AUGUST 2, 1997
                                           ---------------    -----------------     ----------------     ----------------
Weighted average shares outstanding:
  Weighted average shares, excluding the
     effect of stock options                     6,402,950            6,167,273            6,398,732            6,150,767
  Effect of stock options                          184,568              112,497              170,789              113,317
                                           ---------------    -----------------     ----------------     ----------------
  Weighted average shares, including the
     effect of stock options                     6,587,518            6,279,770            6,569,521            6,264,084
                                           ===============    =================     ================     ================

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

  The Company operates 140 Hibbett Sports stores as well as eleven smaller-format Sports Addition athletic shoe stores and four larger-format Sports & Co. superstores. Hibbett's primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located primarily in enclosed malls as well as dominant strip centers. Although competitors in some markets may carry product lines and national brands similar to Hibbett, the Company believes that its Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to, among other factors, the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

The Company operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the state of Delaware.

RESULTS OF OPERATIONS

  The following table sets forth statement of operations items expressed as a percentage of net sales for the periods indicated.

                                                       THIRTEEN WEEK                             TWENTY-SIX WEEK
                                                       PERIOD ENDED                                PERIOD ENDED
                                             -------------------------------------      ---------------------------------------
                                              August 1, 1998     August 2, 1997           August 1, 1998      August 2, 1997
                                             ----------------  ------------------       ------------------  -------------------
Net sales                                              100.0%              100.0%                   100.0%               100.0%

Cost of goods sold, including warehouse,
  distribution and store occupancy costs                70.4                70.3                     70.0                 69.8
                                             ----------------  ------------------        -----------------  -------------------
Gross profit                                            29.6                29.7                     30.0                 30.2
Store operating, selling, and
  administrative expenses                               20.6                21.5                     20.1                 20.8
Depreciation and amortization                            2.3                 2.1                      2.1                  2.0
                                             ----------------  ------------------        -----------------  -------------------
Operating income                                         6.7                 6.1                      7.8                  7.4
Interest expense (income), net                           0.0                 0.1                     (0.1)                 0.0
                                             ----------------  ------------------        -----------------  -------------------
Income before provision for income taxes                 6.7                 6.0                      7.9                  7.4
Provision for income taxes                               2.6                 2.3                      3.0                  2.8
                                             ----------------  ------------------        -----------------  -------------------
Net income                                               4.1%                3.7%                     4.9%                 4.6%
                                             ================  ==================        =================  ===================

THIRTEEN WEEKS ENDED AUGUST 1, 1998 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 2, 1997

  Net sales. Net sales increased $6.1 million, or 23.2%, to $32.5 million for the thirteen weeks ended August 1, 1998, from $26.4 million for the comparable period in the prior year. This increase is attributed to opening a net of forty-seven Hibbett Sports stores and two Sports Additions store in the last 52 week period ended August 1, 1998, and a 2.7% increase in comparable store net sales. The increase in comparable net sales was due primarily to increased equipment and footwear sales. New stores and stores not in the comparable store net sales calculation accounted for $5.5 million of the increase in net sales and increases in comparable store net sales contributed $563,000. Comparable store net sales data for a period reflect stores open throughout that period and the corresponding period of the prior fiscal year. Comparable store net sales do not include sales by the Company's four larger format Sports & Co. superstores or the Company's wholly-owned subsidiary, Hibbett Team Sales, Inc.

     During the thirteen weeks ended August 1, 1998, the Company opened eighteen Hibbett Sports stores and two Sports Additions stores. The Company acquired two of the stores from W.C. Bradley Company and five of the stores from Olympia Sports. Five of the seven stores acquired have been converted to Hibbett Sports stores and two have been converted to Sports Additions stores.

  Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $9.6 million, or 29.6% of net sales, in the thirteen weeks ended August 1, 1998, as compared to $7.8 million, or 29.7% of net sales, in the same period of the prior fiscal year. The decrease in gross profit as a percentage of net sales in the thirteen weeks ended August 1, 1998 was due primarily to higher store occupancy costs as a percentage of net sales as a result of the increased number of new stores in the store base.

  Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $6.7 million, or 20.6% of net sales, for the thirteen weeks ended August 1, 1998, as compared to $5.7 million, or 21.5% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended August 1, 1998 is primarily attributable to improved leveraging of administrative costs over higher sales.

  Depreciation and amortization. Depreciation and amortization as a percentage of net sales increased slightly to 2.3% in the thirteen weeks ended August 1, 1998 from 2.1% in the thirteen weeks ended August 2, 1997 due to the increased number of new stores in the store base.

  Interest expense (income), net. Net interest income for the thirteen weeks ended August 1, 1998 was $5,000 compared to net interest expense of $14,000 in the prior year period. The increase is attributable to income earned on higher levels of temporary cash investments.

TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 2, 1997

  Net sales. Net sales increased $13.3 million, or 25.3%, to $65.9 million for the twenty-six weeks ended August 1, 1998, from $52.6 million for the comparable period in the prior year. This increase is attributed to opening a net of forty-seven Hibbett Sports stores and two Sports Additions store in the last 52 week period ended August 1, 1998, and a 4.5% increase in comparable store net sales. The increase in comparable net sales was due primarily to increased equipment and footwear sales. During the twenty-six weeks ended August 1, 1998, the Company opened thirty-three Hibbett Sports stores and two Sports Additions stores. New stores and stores not in the comparable store net sales calculation accounted for $11.5 million of the increase in net sales and increases in comparable store net sales contributed $1.8 million. Comparable store net sales data for a period reflect stores open throughout that period and the corresponding period of the prior fiscal year. Comparable store net sales do not include sales by the Company's four larger format Sports & Co. superstores or the Company's wholly-owned subsidiary, Hibbett Team Sales, Inc.

  Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $19.8 million, or 30.0% of net sales, in the twenty-six weeks ended August 1, 1998, as compared to $15.9 million, or 30.2% of net sales, in the same period of the prior fiscal year. The decrease in gross profit as a percentage of net sales in the twenty-six weeks ended August 1, 1998 was due primarily to higher store occupancy costs as a percentage of net sales as a result of the increased number of new stores in the store base.

  Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $13.2 million, or 20.1% of net sales, for the twenty-six weeks ended August 1, 1998, as compared to $10.9 million, or 20.8% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the twenty-six weeks ended August 1, 1998 is primarily attributable to improved leveraging of administrative costs over higher sales.

  Depreciation and amortization. Depreciation and amortization as a percentage of net sales increased slightly to 2.1% in the twenty-six weeks ended August 1, 1998 from 2.0% in the twenty-six weeks ended August 2, 1997.

  Interest expense (income), net. Net interest income for the twenty-six weeks ended August 1, 1998 was $50,000 compared to net interest income of $11,000 in the prior year period. The increase is attributable to income earned on higher levels of temporary cash investments.

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

  Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. The Company has continued to increase inventory levels in the twenty-six weeks ended August 1, 1998 as the number of new stores has increased. The Company has financed this increase through increased net income and accounts payable balances as well as borrowings under a Revolving Credit Facility. Net cash used in operating activities was $1.3 million for the twenty-six week period ending August 1, 1998 as compared to net cash used in operating activities of $630,000 for the twenty-six week period ending August 2, 1997.

  With respect to cash flows from investing activities, capital expenditures were $3.9 million in the twenty-six week period ended August 1, 1998 compared to $1.7 million for the prior year period. Capital expenditures in the twenty-six weeks ended August 1, 1998 primarily related to the opening of thirty-five new stores, construction costs incurred on stores not yet open, and distribution center-related expenditures. The increase in capital expenditures in the current year period resulted from additional new store activity and new distribution center equipment.

  Net cash provided by financing activities was $1.1 million in both twenty-six week periods ending August 1, 1998 and August 2, 1997. These financing activities were the result of borrowings against the revolving credit facility, purchases of shares under the employee stock purchase plan and the exercise of stock options.

  The Company estimates capital expenditures in fiscal 1999 to be approximately $6.5 million which includes resources budgeted to (i) fund the opening of approximately 48 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center-related capital expenditures.

  The Company maintains an unsecured $20 million Revolving Credit Facility (the "Facility"). Borrowings under the Facility bear interest at the Company's option either at a base rate, a quoted cost of funds rate, or a LIBOR based rate. As of August 1, 1998, there was $1,046,000 outstanding under the Facility which expires October 31,1999. Based on its current operating and store opening plans, the Company believes that it can fund its cash needs for the foreseeable future through borrowings under the Facility and cash generated from operations.

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

  The AICPA has issued SOP 98-5, Reporting on the Costs of Start-up Activities. This statement provides guidance on the financial reporting of start-up costs and organization costs, and requires these costs to be expensed as incurred. The new rules which are effective the fiscal year beginning after December 15, 1998, are not expected to have a significant impact on the Company's financial reporting.

YEAR 2000 COMPLIANCE

     The Company's efficient operations are dependent in large part on its management information systems. Accordingly, if the Year 2000 issue is not properly addressed both internally and externally, it could result in a material disruption to the Company's operations. The Company is in the process of evaluating its management information systems to identify and address Year 2000 issues. The Company's financial, distribution, and merchandising systems are third party vendor software programs which have been routinely updated through the years. The Company is currently in the process of such upgrades for each of these software programs. These upgrades will provide numerous system enhancements and will be Year 2000 compliant as represented in writing by the software vendors. The upgrades are expected to be completed by the Company's fiscal 1999 year-end, January 30, 1999. Based on present information, the Company believes that these upgrades to the Company's primary information systems, along with plans to upgrade or modify other less significant systems will substantially mitigate the risk of a material disruption in the Company's operations due to internal Year 2000 factors. In order to address external Year 2000 factors, the Company is in the process of communicating with its suppliers and other outside parties to evaluate their Year 2000 issues and to coordinate Year 2000 compliance. Based on present information and currently available resources, the Company plans to have a substantial portion of its Year 2000 issues addressed by the Company's fiscal 1999 year-end, January 30, 1999, and the Company does not currently anticipate any significant impact on its financial position or results of operations related thereto.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

  The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future, including statements related to the Year 2000 issue. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of, among other factors, the ability of the Company to execute its expansion plans, a shift in demand for the merchandise offered by the Company, the Company's ability to obtain brand name merchandise at competitive prices, the effect of regional or national economic conditions and the effect of competitive pressures from other retailers. In addition, the reader should consider the risk factors described from time to time in the Company's other documents and reports, including the factors described under "Risk Factors" in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 1, 1997, and any amendments thereto.

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

       None

ITEM 3:    Defaults Upon Senior Securities

       None

ITEM 4:    Submission of Matters to Vote of Security-Holders

       The Company's Annual Meeting of Shareholders was held June 9, 1998.

       The following individuals were re-elected to the Board of Directors:

                                         Votes For    Votes Withheld
                                        -----------   ---------------
           Carl Kirkland                 6,040,898        7,103
           Michael J. Newsome            6,039,994        8,007
           Thomas A. Saunders, III       6,039,998        8,003

     As Class II directors, Messrs. Kirkland, Newsome and Saunders will serve until the Annual Meeting of Shareholders to be held in 2001 or until their successors are elected and qualified.

     The 1996 Stock Option Plan was amended to provide for an additional 300,000 shares of common stock to be reserved for future grants of stock options by the following vote:

              For                Against            Abstain
            ---------            -------            -------
            5,733,168            314,065              768

     The Stock Plan for Outside Directors was amended by the following vote:

              For                Against            Abstain
            ---------            -------            -------
            5,816,738            227,032             4,231

     Arthur Andersen LLP was approved as the independent public accountants of the Company for the fiscal year ending January 30, 1999 by the following vote:

              For                Against            Abstain
            ---------            -------            -------
            6,038,863             8,000              1,138


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



                                    HIBBETT SPORTING GOODS, INC.



Date:   September 9, 1998           By:     /s/ Susan H. Fitzgibbon
       -------------------------          ---------------------------
                                          Susan H. Fitzgibbon
                                          Vice President and
                                          Chief Financial Officer