Form 10-Q
period 1998-10-31
HIBBETT SPORTING GOODS INC
filed 1998-12-11
CIK 1017480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                   FORM 10-Q

(MARK ONE)


  X
----- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended:  October 31, 1998
                                        ----------------


                                    -  OR -


----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

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

                      Yes     X                 No
                           -------                 ------

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of December 1, 1998 were 6,412,800 shares.

                          HIBBETT SPORTING GOODS, INC.



                                     INDEX

PART I. FINANCIAL INFORMATION

                                                                                  PAGE NO.
                                                                                  --------
Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets at
       October 31, 1998 and January 31, 1998                                         2

     Condensed Consolidated Statements of Operations for the Thirteen Week
       and Thirty-Nine Week Periods Ended October 31, 1998 and November 1, 1997      3

     Condensed Consolidated Statements of Cash Flows for the
       Thirty-Nine Week Periods Ended October 31, 1998 and November 1, 1997          4

     Notes to Condensed Consolidated Financial Statements                            5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      6-11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                          11

Item 2.  Changes in Securities                                                      11

Item 3.  Defaults Upon Senior Securities                                            12

Item 4.  Submission of Matters to Vote of Security-Holders                          12

Item 5.  Other Information                                                          12

Item 6.  Exhibits and Reports on Form 8-K                                           12


                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                    October 31, 1998       January 31, 1998
                                                    ----------------       ----------------
                                                       (Unaudited)
Assets
 Current Assets:
  Cash and cash equivalents                              $  1,356               $  4,498
  Accounts receivable, net                                  1,857                  1,839
  Inventories                                              52,426                 33,267
  Prepaid expenses and other                                  822                    650
  Deferred income taxes                                       750                    606
                                                         --------                -------
     Total current assets                                  57,211                 40,860
                                                         --------                -------

  Property and equipment, net                              15,231                 12,115
                                                        ---------                -------

  Noncurrent Assets:
   Deferred income taxes                                      397                    364
   Other, net                                                 214                     27
                                                        ---------                -------
     Total noncurrent assets                                  611                    391
                                                        ---------                -------

Total Assets                                            $  73,053               $ 53,366
                                                        =========               ========


Liabilities and Stockholders' Investment
 Current Liabilities:
  Accounts payable                                      $  16,674               $ 10,951
  Accrued income taxes                                      1,365                    860
  Accrued expenses:
   Payroll-related                                          2,047                  1,813
   Other                                                    1,999                  1,587
                                                        ---------               --------
  Total current liabilities                                22,085                 15,211
                                                        ---------               --------

Long-Term Debt                                              7,778                     -
                                                        ---------               --------

Stockholders' Investment:
 Preferred stock, $.01 par value 1,000,000 shares
  authorized, no shares outstanding                            -                      -
 Common stock, $.01 par value, 12,000,000 shares
  authorized, 6,407,630 shares issued and
  outstanding at October 31, 1998 and 6,393,977
  shares issued and outstanding at January 31, 1998            64                     64
Paid-in capital                                            53,767                 53,681
Retained earnings   (deficit)                             (10,641)               (15,590)
                                                        ---------               --------
  Total stockholders' investment                           43,190                 38,155
                                                        ---------               --------

Total Liabilities and Stockholders' Investment          $  73,053               $ 53,366
                                                        =========               ========


See notes to condensed consolidated financial statements.



                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars In Thousands, Except Per Share Amounts)


                                                    Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                            ----------------------------------    ----------------------------------
                                            October 31, 1998   November 1, 1997   October 31, 1998  November 1, 1997
                                            -----------------  ----------------   ----------------  ----------------
                                                         (Unaudited)                          (Unaudited)
Net sales                                       $35,988              $27,797            $101,833         $ 80,355
Cost of goods sold,
  (Including warehouse, distribution
  and store occupancy costs)                     25,075               19,306              71,140           55,987
                                            -----------            ---------           ---------        ---------
    Gross profit                                 10,913                8,491              30,693           24,368

Store operating, selling, and
  administrative expenses                         7,232                5,722              20,452           16,634

Depreciation and amortization                       807                  576               2,218            1,649
                                            -----------            ---------           ---------        ---------
    Operating income                              2,874                2,193               8,023            6,085

Interest expense (income), net                       59                    6                   9               (5)
                                            -----------            ---------           ---------        ---------
    Income before provision for income taxes      2,815                2,187               8,014            6,090

Provision for income taxes                        1,076                  837               3,065            2,330
                                            -----------            ---------           ---------        ---------
    Net income                                  $ 1,739              $ 1,350             $ 4,949          $ 3,760
                                            ===========            =========           =========        =========
Earnings per common share:
     Basic:
       Net income                               $  0.27              $  0.22             $  0.77          $  0.61
                                            ===========            =========           =========        =========
     Diluted:
       Net income                               $  0.27              $  0.21             $  0.75          $  0.60
                                            ===========            =========           =========        =========

Weighted average shares outstanding:
     Basic                                    6,406,771            6,214,637           6,401,412        6,172,057
                                            ===========            =========           =========        =========
     Diluted                                  6,534,748            6,366,420           6,561,372        6,310,304
                                            ===========            =========           =========        =========


           See notes to condensed consolidated financial statements.




                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)

                                                          Thirty-Nine Weeks Ended
                                                    -----------------------------------
                                                    October 31, 1998   November 1, 1997
                                                    -----------------------------------
                                                       (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  4,949            $  3,760
                                                        ---------           ---------
  Adjustments to reconcile net income to net
  cash (used in) operating activities:
     Depreciation and amortization                         2,218               1,649
     Deferred income taxes                                  (177)               (177)
     Loss on disposal of assets                               19                  16
     Change in assets and liabilities                    (12,690)             (6,949)
                                                        ----------          ---------
        Total adjustments                                (10,630)             (5,461)
                                                        ----------          ---------
        Net cash (used in) operating activities           (5,681)             (1,701)
                                                        ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (5,339)             (3,268)
  Proceeds from sale of property                              14                  14
                                                        ---------           ---------
        Net cash (used in) investing activities           (5,325)             (3,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of stock                          -               4,766
  Proceeds from options exercised and purchase
     of shares under employee stock purchase plan             86                 418
  Revolving loan borrowings and repayments, net            7,778                   -
                                                        ---------           ---------
        Net cash provided by financing activities          7,864               5,184
                                                        ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (3,142)                229

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             4,498               2,269
                                                        ---------           ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $  1,356            $  2,498
                                                        =========           =========


           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 1998. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the
Company's financial position as of     October 31, 1998 and November 1, 1997,
and the results of its operations and cash flows for the periods presented.

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


2.   EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, effective January 31, 1998, and restated earnings per share ("EPS") for all periods presented in the consolidated statements of operations. A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                  THIRTEEN WEEK PERIOD ENDED                  THIRTY-NINE WEEK PERIOD ENDED
                                             ---------------------------------------     ---------------------------------------
                                                OCTOBER 31,           NOVEMBER 1,           OCTOBER 31,           NOVEMBER 1,
                                                   1998                  1997                  1998                  1997
                                             -----------------     -----------------     -------------------    -----------------
Weighted average shares outstanding:
  Weighted average shares, excluding the
     effect of stock options                     6,406,771             6,214,637             6,401,412             6,172,057
  Effect of stock options                          127,977               151,783               159,960               138,247
                                                ----------            ----------            ----------            ----------
  Weighted average shares, including the
     effect of stock options                     6,534,748             6,366,420             6,561,372             6,310,304
                                                ==========            ==========            ==========            ==========

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

  The Company operates 150 Hibbett Sports stores as well as eleven smaller-format Sports Addition athletic shoe stores and four larger-format Sports & Co. superstores. Hibbett's primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located primarily in enclosed malls as well as dominant strip centers. Although competitors in some markets may carry product lines and national brands similar to Hibbett, the Company believes that its Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to, among other factors, the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

  The Company operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the state of Delaware.

RESULTS OF OPERATIONS

  The following table sets forth statement of operations items expressed as a percentage of net sales for the periods indicated.

                                                         THIRTEEN WEEK                THIRTY-NINE WEEK
                                                         PERIOD ENDED                   PERIOD ENDED
                                                   --------------------------     ------------------------
                                                    October 31,  November 1,      October 31,  November 1,
                                                       1998         1997              1998        1997
                                                   ------------  -----------      -----------  -----------
Net sales                                            100.0%        100.0%            100.0%      100.0%

Cost of goods sold, including warehouse,
  distribution and store occupancy costs              69.7          69.5              69.9        69.7
                                                     -----         -----             -----       -----
Gross profit                                          30.3          30.5              30.1        30.3
Store operating, selling, and administrative
  expenses                                            20.1          20.6              20.1        20.7
Depreciation and amortization                          2.2           2.0               2.1         2.0
                                                     -----         -----             -----       -----
Operating income                                       8.0           7.9               7.9         7.6
Interest expense (income), net                         0.2          ---               ---         ---
                                                     -----         -----             -----       -----
Income before provision for income taxes               7.8           7.9               7.9         7.6
Provision for income taxes                             3.0           3.0               3.0         2.9
                                                     -----         -----             -----       -----
Net income                                             4.8%          4.9%              4.9%        4.7%
                                                     =====         =====             =====       =====

THIRTEEN WEEKS ENDED OCTOBER 31, 1998 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 1, 1997

  Net sales. Net sales increased $8.2 million, or 29.5%, to $36.0 million for the thirteen weeks ended October 31, 1998, from $27.8 million for the comparable period in the prior year. This increase is attributed to opening a net of forty-nine Hibbett Sports stores and three Sports Additions store in the last 52 week period ended October 31, 1998, and a 2.5% increase in comparable store net sales. The increase in comparable net sales was due primarily to increased equipment and apparel sales. New stores and stores not in the comparable store net sales calculation accounted for $7.6 million of the increase in net sales and increases in comparable store net sales contributed $559,000. Comparable store net sales data for a period reflect stores open throughout that period and the corresponding period of the prior fiscal year. Comparable store net sales do not include sales by the Company's four larger format Sports & Co. superstores or the Company's wholly-owned subsidiary, Hibbett Team Sales, Inc. During the thirteen weeks ended October 31, 1998, the Company opened twelve Hibbett Sports stores and closed one Hibbett Sports store.

  Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $10.9 million, or 30.3% of net sales, in the thirteen weeks ended October 31, 1998, as compared to $8.5 million, or 30.5% of net sales, in the same period of the prior fiscal year. The decrease in gross profit as a percentage of net sales in the thirteen weeks ended October 31, 1998 was due to higher store occupancy costs as a percentage of net sales as a result of the increased number of new stores in the store base.

  Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $7.2 million, or 20.1% of net sales, for the thirteen weeks ended October 31, 1998, as compared to $5.7 million, or 20.6% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended October 31, 1998 is primarily attributable to improved leveraging of administrative costs over higher sales.

  Depreciation and amortization. Depreciation and amortization as a percentage of net sales increased slightly to 2.2% in the thirteen weeks ended October 31, 1998 from 2.0% in the thirteen weeks ended November 1, 1997 due to the increased number of new stores in the store base.

  Interest expense (income), net. Net interest expense for the thirteen weeks ended October 31, 1998 was $59,000 compared to net interest expense of $6,000 in the prior year period. The increase is attributable to higher levels of borrowing under the Company's Revolving Credit Facility to fund new store openings in the current year period.

THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997

  Net sales. Net sales increased $21.5 million, or 26.7%, to $101.8 million for the thirty-nine weeks ended October 31, 1998, from $80.4 million for the comparable period in the prior year. This increase is attributed to opening a net of forty-nine Hibbett Sports stores and three Sports Additions store in the last 52 week period ended October 31, 1998, and a 3.4% increase in comparable store net sales. The increase in comparable net sales was due primarily to increased equipment and footwear sales. During the thirty-nine weeks ended October 31, 1998, the Company opened a net of forty-three Hibbett Sports stores and two Sports Additions stores. New stores and stores not in the comparable store net sales calculation accounted for $19.5 million of the increase in net sales and increases in comparable store net sales contributed $2.0 million. Comparable store net sales data for a period reflect stores open throughout that period and the corresponding period of the prior fiscal year. Comparable store net sales do not include sales by the Company's four larger format Sports & Co. superstores or the Company's wholly-owned subsidiary, Hibbett Team Sales, Inc.

  Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $30.7 million, or 30.1% of net sales, in the thirty-nine weeks ended October 31, 1998, as compared to $24.4 million, or 30.3% of net sales, in the same period of the prior fiscal year. The decrease in gross profit as a percentage of net sales in the thirty-nine weeks ended October 31, 1998 was due primarily to higher store occupancy costs as a percentage of net sales as a result of the increased number of new stores in the store base.

  Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $20.5 million, or 20.1% of net sales, for the thirty-nine weeks ended October 31, 1998, as compared to $16.6 million, or 20.7% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirty-nine weeks ended October 31, 1998 is primarily attributable to improved leveraging of administrative costs over higher sales.

  Depreciation and amortization. Depreciation and amortization as a percentage of net sales increased slightly to 2.1% in the thirty-nine weeks ended
October 31, 1998 from 2.0% in the thirty-nine weeks ended  November 1, 1997.

  Interest expense (income), net. Net interest expense for the thirty-nine weeks ended October 31, 1998 was $9,000 compared to net interest income of $5,000 in the prior year period. The increase is attributable to higher levels of borrowing on the Company's revolving credit facility in the current year period.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's capital requirements relate primarily to new store openings and working capital requirements. The Company's working capital needs are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarter of its fiscal year. Historically, the Company has funded its cash requirements primarily through cash flows from operations and borrowings under its revolving credit facility.

  Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. The Company has continued to increase inventory levels in the thirty-nine weeks ended October 31, 1998 as the number of new stores has increased. The Company has financed this increase through increased net income and accounts payable balances as well as borrowings under a Revolving Credit Facility. Net cash used in operating activities was $5.7 million for the thirty-nine week period ending October 31, 1998 as compared to net cash used in operating activities of $1.7 million for the thirty-nine week period ending November 1, 1997.

  With respect to cash flows from investing activities, capital expenditures were $5.3 million in the thirty-nine week period ended October 31, 1998 compared to $3.3 million for the prior year period. Capital expenditures in the thirty-nine weeks ended October 31, 1998 primarily related to the opening of forty-seven new stores, construction costs incurred on stores not yet open, and distribution center-related expenditures. The increase in capital expenditures in the current year period resulted from additional new store activity.

  Net cash provided by financing activities was $7.9 million in the thirty-nine week period ended October 31, 1998 compared with $5.2 million for the prior year period. The financing activities in the current year period were primarily the result of borrowings under the Revolving Credit Facility. These borrowings were used to fund new store openings and working capital requirements. In the prior year period, the net cash provided by financing activities was the result of net proceeds from a secondary public stock offering and proceeds from the exercise of stock options.

  The Company estimates capital expenditures in fiscal 1999 to be approximately $6.5 million which includes resources budgeted to (i) fund the opening of approximately 50 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center-related capital expenditures.

  From October 1996 until November 5, 1998, the Company maintained an unsecured $20 million Revolving Credit Facility (the "Facility"). As of October 31, 1998, there was $7.8 million outstanding under the Facility. In November 1998, the Company established a new unsecured revolving credit facility which will expire November 5, 2001 and allows borrowings up to $25 million. The Company also established an unsecured working capital line of credit for $5 million which is subject to annual renewal. Based on its current operating and store opening plans, the Company believes that it can fund its cash needs for the foreseeable future through borrowings under the new facility and cash generated from operations.

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

YEAR 2000 COMPLIANCE

  During fiscal 1999, the Company has continued to evaluate its management information systems to identify and address Year 2000 issues. In connection therewith, the Company has classified its Year 2000 emphasis into five areas:


     1. Information systems that are critical to daily operations (i.e. receiving and processing of merchandise, executing sales at store level, and processing payroll and other financial accounting functions)

     2. Information systems that are important but not critical to daily operations (tracking supply inventories, electronically sending purchase orders, etc.)

     3. Customized, internally developed programs or interfaces with the above mentioned systems (radio frequency system in the warehouse, sales audit system, etc.)

     4. Non information technology items (phone system, security system, warehouse conveyors, heating and air systems, etc.)

     5.  Third party (vendor) compliance

The Company has classified its Year 2000 implementation program into four areas:
     1.  Evaluation and Initial Assessment
     2.  Remediation/Reprogramming
     3.  Testing
     4.  Contingency Planning

  The following table outlines the Company's current status regarding the first two areas of its Year 2000 implementation program:

                                                                 Percent Complete
                                               --------------------------------------------------
                                                    Evaluation &                Remediation  &
          Classification/ Program                    Assessment                  Reprogramming
-------------------------------------------    --------------------         ---------------------
1. Critical Systems:
   -----------------
   Merchandising & Distribution                          95%                         90%
   Financial & Payroll                                  100%                        100%
   Point of Sale/Store Registers                         95%                         45%
   Mainframe Processing                                 100%                        100%
2. Important but not critical systems                    85%                         50%
3. Custom developed programs & interfaces                45%                         45%
4. Non Information Technology items                      50%                         20%
5. Third Party Compliance                                50%                         20%

  The Company has plans in place to complete the evaluation and remediation of all systems by January 31, 1999, and expects to complete Year 2000 testing of all systems by the middle of calendar year 1999. The Company plans to continue to rely primarily on internal resources in order to complete these steps.

  The Company's financial, merchandising, and distribution systems are third party vendor software programs which have been recently upgraded and are certified as Year 2000 compliant by the software vendors. These upgrades were previously planned and were not accelerated due to Year 2000 issues.

  The Company's point of sale system operates the cash registers in the stores. The registers run on a personal computer system using a third party software. The software has been upgraded in order to accept credit cards with expiration dates beyond December 31, 1999, and all other significant date sensitive applications except for layaway transactions which are not material to the Company. The point of sale operating system and networking system is in the process of being upgraded to be Year 2000 compliant.

  The Company has not deferred any significant information technology projects in order to address the Year 2000 issue.

  Based on present information, the Company believes that its current plans as outlined above will substantially mitigate the risk of a material disruption in the Company's operations due to internal Year 2000 factors. However, possible consequences of the Company not being Year 2000 compliant include, but are not limited to, loss of revenues, loss of communication capability with stores, inability to process or quantify merchandise, and inability to engage in other operational and financial activities.

  At the present time, the Company has not established a contingency plan for possible Year 2000 issues. The Company expects to consider contingency plans based on the results of its Year 2000 testing and its assessment of related risks.

  Additionally, the Company is in the process of communicating with third parties in order to assess their Year 2000 readiness and the extent to which the Company may be vulnerable to any third parties' failure to remediate their Year 2000 issues. Many of these parties have stated their ability to supply the Company will not be affected by the Year 2000 issue. Management believes that the Company's largest vendor, Nike, has made significant progress toward their Year 2000 compliance and does not expect any material disruption therefrom. However, the Company cannot assure timely compliance of third parties, including any other material vendors, and may be adversely affected by failure of a significant third party to become Year 2000 compliant.

  Approximately $60,000 has been expended to date related to Year 2000 compliance. The Company currently expects that the total costs of Year 2000 compliance for the Company's current systems will not exceed $175,000, which includes the lease or purchase of a system on which to do Year 2000 testing. These costs are not expected to have a significant impact on the Company's financial position or results of operations.

  The costs associated with Year 2000 compliance are based on management's current views with respect to future events and may be updated as additional information becomes available. Please refer to the Special Note Regarding Forward Looking Statements.

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



                                   HIBBETT SPORTING GOODS, INC.


Date:    December 10, 1998                By: /s/ Susan H. Fitzgibbon
       -------------------------             -------------------------------
                                             Susan H. Fitzgibbon
                                             Vice President and
                                             Chief Financial Officer