Form 10-K
period 1999-01-30
HIBBETT SPORTING GOODS INC
filed 1999-04-27
CIK 1017480

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                             ---------------------

 For the fiscal year ended                    Commission file number
   January 30, 1999                                     000-20969

                          HIBBETT SPORTING GOODS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                     63-1074067
       (State of other jurisdiction                         (I.R.S. Employer
     of Incorporation or organization)                     Identification No.)

            451 Industrial Lane
            Birmingham, Alabama                                   35211
  (Address of Principal Executive Offices)                      (Zip Code)

              Registrant's telephone number, including area code:
                                (205) 942-4292

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

                                         Yes     X     No ___
                                                ----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___.


The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are "affiliates") was $80,138,531 at April 6,1999, based on the closing sale price of $21.625 for the Common Stock on such date on the Nasdaq National Market.

The number of shares outstanding of the Registrant's Common Stock, as of April 6, 1999 was 6,421,491.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 6, 7, 7A and 8 of Part II are incorporated by reference from the Company's 1999 Annual Report to Stockholders. Items 10, 11, 12 and 13 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be held June 8, 1999. Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 1999.

                         HIBBETT SPORTING GOODS, INC.

                                     INDEX


                                    PART I

Item  1.    Business                                             2

Item  2.    Properties                                           6

Item  3.    Legal Proceedings                                    7

Item  4.    Submission of Matters to a Vote of Security Holders  7

                                    PART II

Item  5.    Market for Registrant's Common Equity and Related
            Stockholder Matters                                  7

Item  6.    Selected Consolidated Financial and Operating Data   7

Item  7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  7

Item  7A.   Quantitative and Qualitative Disclosure About
            Market Risk                                          8

Item  8.    Consolidated Financial Statements and Supplementary
            Data                                                 8

Item  9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                  8

                                   PART III

Item  10.   Directors and Executive Officers of Registrant       8

Item  11.   Executive Compensation                               8

Item  12.   Security Ownership of Certain Beneficial Owners and
            Management                                           8

Item  13.   Certain Relationships and Related Transactions       8

                                    PART IV

Item  14.   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                          8

                                    PART I

                               ITEM 1.  BUSINESS

GENERAL

     Hibbett Sporting Goods, Inc. ("Hibbett" or the "Company") is a rapidly-growing operator of full-line sporting goods stores in small to mid-sized markets predominantly in the southeastern United States. Hibbett's stores offer a broad assortment of quality athletic equipment, footwear and apparel at competitive prices with superior customer service. The Company's merchandise assortment features a broad selection of brand name merchandise emphasizing team and individual sports complemented by localized apparel and accessories designed to appeal to a wide range of customers within each market. The Company believes that its stores are among the primary retail distribution alternatives for brand name vendors that seek to reach Hibbett's target markets.

     The Company operates 156 Hibbett Sports stores as well as eleven smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores. Hibbett's primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located primarily in enclosed malls and dominant strip centers. Although competitors in some markets may carry product lines and national brands similar to Hibbett, the Company believes that its Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

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

     Management believes that its ability to merchandise to local sporting or community interests differentiates Hibbett from its national competitors. This strong regional focus also enables the Company to achieve significant cost benefits including lower corporate expenses, reduced distribution costs and increased economies of scale from marketing activities. Additionally, Hibbett also utilizes sophisticated information systems to maintain tight controls over operating costs.

     The Company strives to hire enthusiastic sales personnel with an interest in sports. The Company's extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, videos, self study courses, and interactive group discussions.

STORE CONCEPTS

Hibbett Sports

     The Company's primary retail format is Hibbett Sports, a 5,000 square foot store located in enclosed malls and dominant strip centers. The Company tailors its Hibbett Sports concept to the size, demographics and competitive conditions of each market. Eighty-eight Hibbett Sports stores are located in enclosed malls, the majority of which are the only enclosed malls in the county, and the remaining sixty-eight are located in dominant strip centers.

     Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team and individual sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. For example, the

Company believes that apparel with logos of sports teams of local interest represents a larger percentage of the merchandise mix in Hibbett Sports stores than it does in the stores of national chain competitors. In addition, the Company strives to quickly respond to major sports events of local interest such as the recent University of Tennessee NCAA football championship.

Sports Additions

     The Company's eleven Sports Additions stores are small, mall-based stores, averaging 1,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel. Sports Additions stores offer a broader assortment of athletic footwear, with a greater emphasis on fashion than the athletic footwear assortment offered by Hibbett Sports stores. All but one Sports Additions store are currently located in malls in which Hibbett Sports stores are also present.

Sports & Co.

     The Company opened four Sports & Co. superstores between March 1995 and September 1996. Sports & Co. superstores average 25,000 square feet and offer a larger assortment of athletic footwear, apparel and equipment than Hibbett Sports stores. Athletic equipment and apparel represent a higher percentage of the overall merchandise mix at Sports & Co. superstores than they do at Hibbett Sports stores. Sports & Co. superstores are designed to project the same exciting and entertaining in-store atmosphere as Hibbett Sports stores but on a larger scale. For example, Sports & Co. superstores offer customer participation areas, such as putting greens and basketball hoop shoots, and feature periodic special events including appearances by well-known athletes.

Team Sales

     Hibbett Team Sales, Inc. ("Team Sales"), a wholly-owned subsidiary of the Company, is a leading supplier of customized athletic apparel, equipment and footwear to school, athletic and youth programs in Alabama. Team Sales sells its merchandise directly to educational institutions and youth associations. The operations of Team Sales are independent of the operations of the Company's stores, and its warehousing and distribution operate out of its own warehouse. Team Sales does not meet the materiality reporting requirements of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information.

EXPANSION STRATEGY

     Hibbett targets markets ranging in population from 30,000 to 250,000. By targeting smaller markets, the Company believes that it is able to achieve significant strategic advantages, including numerous expansion opportunities, comparatively lower operating costs and a more limited competitive environment than generally faced in larger markets. In addition, the Company establishes greater customer and vendor recognition as the leading full-line sporting goods retailer in the local community.

     In fiscal 1994, the Company began to accelerate its rate of new store openings to take advantage of the growth opportunities in its target markets. The Company has identified approximately 500 potential markets for future Hibbett Sports stores within the states in which it operates and in contiguous states. Hibbett's clustered expansion program, which calls for opening new stores within a two-hour driving distance of another Company location, allows it to take advantage of efficiencies in distribution, marketing and regional management. In January 1996, the Company moved its operations to a newly constructed distribution center which has significant expansion potential to support the Company's growth for the foreseeable future. The Company anticipates expanding the distribution center in fiscal 2000.

     In evaluating potential markets, the Company considers population, economic conditions, local competitive dynamics and availability of suitable real estate. Hibbett Sports stores effectively operate in both enclosed mall and dominant strip center locations.

     The Company's continued growth will depend, in large part, upon the Company's ability to open new stores in a timely manner and to operate them profitably. However, successful expansion is subject to various contingencies, many of which are beyond the Company's control. These contingencies include, among others, (i) the Company's ability to identify and secure suitable store sites on a timely basis and on satisfactory terms and to complete any necessary construction or refurbishment of these sites, (ii) the Company's ability to hire, train and retain qualified managers and other personnel and (iii) the successful integration of new stores into existing operations. No assurance can be given that the Company will be able to complete its expansion plans successfully; that the Company will be able to achieve results similar to those achieved with prior locations; or that the Company will be able to continue to manage its growth effectively. The Company's failure to achieve its expansion plans could materially adversely affect its business, financial condition and results of operations.

MERCHANDISING

     The Company's merchandising strategy is to provide a broad assortment of quality athletic equipment, footwear and apparel at competitive prices in a full service environment. The Company's stores offer a broad selection of brand name merchandise with an emphasis on team and individual sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. The Company's leading product category is athletic footwear, followed by apparel and sporting equipment, ranked according to sales.

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

     The Company's success depends in part on its ability to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. Accordingly, any failure by the Company to identify and respond to emerging trends could adversely affect consumer acceptance of the merchandise in the Company's stores, which in turn could materially adversely affect the Company's business, financial condition and results of operations. In addition, if the Company miscalculates either the market for the merchandise in its stores or its customers' purchasing habits, it may be faced with a significant amount of unsold inventory, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a major shift in consumer demand away from athletic footwear and apparel could have a material adverse effect on the Company's business, financial condition and results of operations.

VENDOR RELATIONSHIPS

     The sporting goods retail business is very brand name driven. Accordingly, the Company maintains relationships with a number of well-known sporting goods vendors to satisfy customer demand. The

Company believes that its stores are among the primary retail distribution alternatives for brand name vendors that seek to reach Hibbett's target markets. As a result, the Company is able to attract considerable vendor interest and establish long-term partnerships with vendors. As its vendors expand their product lines and grow in popularity, the Company expands its sales and promotions of these products within its stores. In addition, as the Company continues to increase its store base and enter new markets, the vendors have increased their brand presence within these regions. The Company also places significant emphasis on and works with its vendors to establish the most favorable pricing and to receive cooperative marketing funds. Management believes the Company maintains excellent working relationships with vendors. During fiscal 1999, the Company's largest vendor, Nike, represented approximately 36% of its total purchases.

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

ADVERTISING AND PROMOTION

     The Company targets special advertising opportunities in its markets to increase the effectiveness of its advertising budget. In particular, the Company prefers advertising in local media as a way to further differentiate itself from national chain competitors. Substantially all of the Company's advertising and promotional spending is centrally directed, with some funds allocated to district managers on an as-requested basis. Advertising in the sports pages of local newspapers serves as the foundation of the Company's promotional program, and in fiscal 1999 it accounted for the majority of the Company's total advertising costs. Other media such as local radio, television and outdoor billboards are used by the Company to reinforce Hibbett name recognition and brand awareness in the community. In addition, direct mail to customers on an in-house mailing list has been used by the Company to reinforce already established buying patterns and to increase customer loyalty.

DISTRIBUTION

     The Company maintains a single 130,000 square foot distribution center in Birmingham, Alabama for all 171 of its existing stores and manages the distribution process centrally from its corporate headquarters which are located in the same building as the distribution center. In January 1996 the Company moved its operations to this newly constructed distribution center which has significant expansion potential to support the Company's growth for the foreseeable future. In fact, in order to support its continued expansion, the Company anticipates adding approximately 90,000 square feet to the facility in fiscal 2000. The Company believes strong distribution support for its stores is a critical element of its expansion strategy and is central to its ability to maintain a low cost operating structure. As the Company continues its expansion, it intends to open new stores in locations that can be supplied from the Company's distribution center.

     The Company receives substantially all of its merchandise at its distribution center. For key products, the Company maintains backstock at the distribution center that is allocated and distributed to stores through an automatic replenishment program based on items sold during the prior week. Merchandise is typically delivered to stores weekly via Company-operated vehicles.

COMPETITION

     The business in which the Company is engaged is highly competitive and many of the items sold by the Company are sold by local sporting goods stores, department and discount stores, athletic footwear and other specialty athletic stores, traditional shoe stores and national and regional full-line sporting goods stores. The marketplace for sporting goods remains highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies. In recent years, the growth of large format retailers has resulted in significant consolidation in large metropolitan markets. However, the Company believes that the competitive environment for sporting goods remains different in small to mid-sized markets where retail demand may not support larger format stores. In smaller markets such as those targeted by the Company's Hibbett Sports format, national chains compete by focusing on a specialty category like athletic footwear in the case of Foot Locker and Foot Action. Accordingly, many of the stores with which the Company competes are units of national chains that have substantially greater financial and other resources than the Company. Hibbett Sports format stores compete with national chains that focus on athletic footwear, local sporting goods stores, department and discount stores, traditional shoe stores and mass merchandisers. Although its Hibbett Sports format may face competition from a variety of competitors, the Company believes that its Hibbett Sports format is able to compete effectively by distinguishing itself as a full-line sporting goods store with an emphasis on team and individual sports merchandise complemented by a selection of localized apparel and accessories. The larger markets targeted by Sports & Co. superstores are also highly competitive. The Company's Sports & Co. superstores compete with sporting goods superstores, athletic footwear superstores and mass merchandisers. Competitors of Sports & Co. superstores may carry similar product lines and national brands and a broader assortment. The Company believes the principal competitive factors in its markets are service, breadth of merchandise offered availability of brand names, availability of local merchandise and price. The Company believes it competes favorably with respect to these factors in the small to mid-sized markets predominantly in the Southeast. However, there can be no assurance that the Company will continue to be able to compete successfully against existing or future competitors. Expansion by the Company into markets served by its competitors, entry of new competitors or expansion of existing competitors into the Company's markets, could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     The Company employed approximately 563 full-time and approximately 1,233 part-time employees at January 30, 1999, none of whom are represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. There can be no assurance that the Company's employees will not, in the future, elect to be represented by a union. The Company considers its relationship with its employees to be good and has not experienced significant interruptions of operations due to labor disagreements.

                              ITEM 2.  PROPERTIES

     The Company currently leases all of its existing 171 store locations and expects that its policy of leasing rather than owning will continue as it expands. The Company's leases typically provide for a short initial lease term with options on the part of the Company to extend. Management believes that this lease strategy enhances the Company's flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. The Company's ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

     As current leases expire, the Company believes that it will be able either to obtain lease renewals if desired for present store locations or to obtain leases for equivalent or better locations in the same general area. To date, the Company has not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. The Company's leases may contain certain provisions with which the Company may not be in compliance. Based primarily on the Company's belief that it maintains good relations with its landlords, that most of its leases are at market rents and that it has historically been able to secure leases for suitable locations, management believes that these provisions will not have a material adverse effect on the business or financial condition of the Company.

     The Company moved its operations to the newly-built corporate offices and distribution center in Birmingham, Alabama in January 1996. The offices and the distribution center are leased by the Company under a long term operating lease. The Company expects the planed expansion in fiscal 2000 will be incorporated into the existing lease. Team Sales owns its warehousing and distribution center located in Birmingham, Alabama.

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

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ National Market
(NASDAQ) under the symbol HIBB. The following table sets forth, for the periods indicated the high and low closing sales prices of shares of the Common Stock as reported by NASDAQ.

          FISCAL 1999:                                          High               Low
                                                               --------          -------
          First Quarter (February 1 to May 2)                  $ 35 5/8          $23
          Second Quarter (May 3 to August 1)                   $ 40 1/4          $32 5/8
          Third Quarter  (August 2 to October 31)              $ 31 3/4          $20
          Fourth Quarter (November 1 to January 30)            $ 36 1/16         $16 1/2

          FISCAL 1998:
          First Quarter (February 2 to May 3)                  $ 17 3/4          $15
          Second Quarter (May 4 to August 2)                   $ 23 1/2          $15
          Third Quarter  (August 3 to November 1)              $ 32 1/4          $22
          Fourth Quarter (November 2 to January 31)            $ 28              $17

     On April 6, 1999, the last reported sale price for the Company's Common Stock as quoted by NASDAQ was $21 5/8 per share. As of April 6, 1999, the Company had approximately 54 registered shareholders.

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

          ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

     The information required is incorporated by reference from page 9 of the Company's 1999 Annual Report to Stockholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

     The information required is incorporated by reference from pages 10 to 16 of the Company's 1999 Annual Report to Stockholders.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The information required is incorporated by reference from page 16 of the Company's 1999 Annual Report to Stockholders.

       ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required is incorporated by reference from pages 18 to 28 of the Company's 1999 Annual Report to Stockholders.

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

     None.

                                   PART III

           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required is incorporated by reference from the sections entitled "Directors and Executive Officers", "The Board of Directors", and "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 1999 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

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

                                    PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1.   Financial Statements:

          The following Financial Statements and Supplementary Data of the Registrant and Independent Auditors' Report on such Financial Statements are incorporated by reference from the Company's 1999 Annual Report to Stockholders, in Part II, Item 8:

          Consolidated Balance Sheets as of January 30, 1999 and January 31,
               1998

          Consolidated Statements of Operations for the fiscal years ended
               January 30,1999, January 31, 1998 and February 1,1997

     Consolidated Statements of Stockholders' Investment for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997

     Consolidated Statements of Cash Flows for the fiscal years ended
         January 30, 1999, January 31, 1998 and February 1, 1997

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


                                EXHIBITS INDEX

Exhibit #
---------
3.1 (a)        Certificate of Incorporation of the Company

3.2 (a)        Bylaws of the Company

10.1 + Credit Agreement dated as of November 5, 1998 between the Company, Hibbett Team Sales, Inc., Sports Wholesale, Inc., AmSouth Bank, NationsBank, N.A. and BankBoston, N.A.

10.2 + Credit Agreement dated as of November 5, 1998 between the Company, Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank

10.3 (b) Advisory Agreement dated November 1, 1995 between the Company and Saunders, Karp & Co., L.P.

10.4 (b) Non-competition Agreement dated November 1, 1995 among Charles C. Anderson, Joel R. Anderson, Clyde B. Anderson, the Company, The SK Equity Fund, L.P. and SK Investment Fund, L.P.

10.5 (d) The Company's Stock Option Plan (as amended effective as of October 10, 1996)

10.6 (d)       The Company's Amended and Restated 1996 Stock Option Plan ("1996
               Plan")

10.7 (d)       The Company's Employee Stock Purchase Plan

10.8 (d)       The Company's Stock Plan for Outside Directors

10.9.1 (b)     Lease Agreement dated as of February 12, 1996 between QRS 12-14
               (AL), Inc. and Sports Wholesale, Inc. (the "Lease Agreement")

10.9.2 (c)     Landlord's Waiver and Consent re: Lease Agreement dated February
               12, 1996 by QRS 12-14 (AL), Inc.

10.10 (d)      Letter from the Company to Clyde B. Anderson dated September 13,
               1996 re: Consulting Agreement

13.1  +        Fiscal 1999 Annual Report

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

          +         Filed heretowith


     (b)       Reports on Form 8-K:

               No reports on Form 8-K have been filed during the three months ended January 30, 1999.

SIGNATURES

               Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HIBBETT SPORTING GOODS, INC.

                                    By:  /s/ Michael J. Newsome
                                      -----------------------------------
                                         Michael J. Newsome
                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated.


          Signature                          Title                  Date
------------------------------     --------------------------  ---------------


/s/ Michael J. Newsome             Principal Executive Officer  April 23, 1999
------------------------------     and Director                 --------------
Michael J. Newsome


/s/ Susan H. Fitzgibbon            Principal Financial Officer  April 23, 1999
------------------------------     and Principal Accounting     --------------
Susan H. Fitzgibbon                Officer


/s/ Clyde B. Anderson              Director                     April 23, 1999
------------------------------                                  --------------
Clyde B. Anderson


/s/ H. Ray Compton                 Director                     April 23, 1999
------------------------------                                  --------------
H. Ray Compton


/s/ F. Barron Fletcher, III        Director                     April 23, 1999
------------------------------                                  --------------
F. Barron Fletcher, III


/s/ Carl Kirkland                  Director                     April 23, 1999
------------------------------                                  --------------
Carl Kirkland


/s/ John F. Megrue, Jr.            Director                     April 23, 1999
------------------------------                                  --------------
John F. Megrue, Jr.


/s/ Thomas A. Saunders, III        Director                     April 23, 1999
------------------------------                                  --------------
Thomas A. Saunders, III

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                              ___________________



                            SCHEDULES AND EXHIBITS
                                      TO
                                 ANNUAL REPORT
                                      ON
                                   FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                               JANUARY 30, 1999




                              ___________________




                         HIBBETT SPORTING GOODS, INC.






================================================================================

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE



To Hibbett Sporting Goods, Inc.:


We have audited in accordance with generally accepted auditing standards, the financial statements of HIBBETT SPORTING GOODS, INC. (a Delaware corporation) AND SUBSIDIARIES, included in this Form 10-K and have issued our report thereon dated March 11, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II included in
Part IV of the Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                              ARTHUR ANDERSEN LLP



Birmingham, Alabama
March 11, 1999

                         HIBBETT SPORTING GOODS, INC.


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


 FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998, AND FEBRUARY 1, 1997



                                                                        FISCAL YEAR ENDED
                                                --------------------------------------------------------------
                                                     January 30,           January 31,       February 1, 1997
                                                        1999                   1998
                                                ------------------      ---------------      -----------------
Balance of allowance for doubtful accounts
   at beginning of period                              $184,000            $134,000               $ 86,000

Charged to costs and expenses                            85,400             110,000                 71,000

Write-offs, net of recoveries                           (45,400)            (60,000)               (23,000)
                                                ------------------      --------------       ------------------
Balance of allowance for doubtful accounts
   at end of period                                    $224,000            $184,000               $134,000
                                                ==================      ===============      ==================