Form 10-Q
period 1999-05-01
HIBBETT SPORTING GOODS INC
filed 1999-06-11
CIK 1017480

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(mark one)


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934.

      For the quarterly period ended:  May 1, 1999
                                       -----------

                                    -  OR -

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934.

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

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of May 1, 1999 were 6,421,709 shares.

                          HIBBETT SPORTING GOODS, INC.


                                     INDEX


                                                                                                       Page No.
                                                                                                       -------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

 Condensed Consolidated Balance Sheets at May 1, 1999 and
  January 30, 1999                                                                                         2

 Condensed Consolidated Statements of Operations for the Thirteen
   Week Periods Ended May 1, 1999 and May 2, 1998                                                          3

 Condensed Consolidated Statements of Cash Flows for the Thirteen Week
  Periods Ended May 1, 1999 and May 2, 1998                                                                4

 Notes to Condensed Consolidated Financial Statements                                                      5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                            6-10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                10

Item 2.  Changes in Securities                                                                            10

Item 3.  Defaults Upon Senior Securities                                                                  10

Item 4.  Submission of Matters to Vote of Security-Holders                                                10

Item 5.  Other Information                                                                                11

Item 6.  Exhibits and Reports on Form 8-K                                                                 11

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                                                          May 1, 1999             January 30, 1999
                                                                                         -------------            ----------------
                                                                                          (Unaudited)                 (Audited)
Assets
 Current Assets:
  Cash and cash equivalents                                                                 $   660                      $   945
  Accounts receivable, net                                                                    1,991                        2,144
  Inventories                                                                                52,128                       47,694
  Prepaid expenses and other                                                                  1,977                          898
  Deferred income taxes                                                                         786                          738
                                                                                            -------                      -------
   Total current assets                                                                      57,542                       52,419
                                                                                            -------                      -------

 Property and equipment, net                                                                 15,632                       15,406
                                                                                            -------                      -------

 Noncurrent Assets:
  Deferred income taxes                                                                         515                          505
  Other, net                                                                                    240                          222
                                                                                            -------                      -------
    Total noncurrent assets                                                                     755                          727
                                                                                            -------                      -------

Total Assets                                                                                $73,929                      $68,552
                                                                                            =======                      =======
Liabilities and Stockholders' Investment
 Current Liabilities:
  Accounts payable                                                                          $16,068                      $16,233
  Accrued income taxes                                                                        2,068                        2,477
  Accrued expenses:
   Payroll-related                                                                            2,399                        2,638
   Other                                                                                      2,408                        1,944
                                                                                            -------                      -------
  Total current liabilities                                                                  22,943                       23,292
                                                                                            -------                      -------

Long-Term Debt                                                                                3,406                           --
                                                                                            -------                      -------

Stockholders' Investment:
 Preferred stock, $.01 par value 1,000,000 shares
  authorized, no shares outstanding                                                              --                           --
 Common stock, $.01 par value, 12,000,000 shares
  authorized, 6,421,709 shares issued and
  outstanding at May 1, 1999 and 6,413,780
  shares issued and outstanding at January 30, 1999                                              64                           64
 Paid-in capital                                                                             54,053                       53,996
 Retained earnings (deficit)                                                                 (6,537)                      (8,800)
                                                                                            -------                      -------
   Total stockholders' investment                                                            47,580                       45,260
                                                                                            -------                      -------

Total Liabilities and Stockholders' Investment                                              $73,929                      $68,552
                                                                                            =======                      =======


           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars In Thousands, Except Per Share Amounts)


                                                                                                         Thirteen Weeks Ended
                                                                                                    ------------------------------
                                                                                                    May 1, 1999        May 2, 1998
                                                                                                    -----------        -----------
                                                                                                              (Unaudited)
Net sales                                                                                            $   42,804         $   33,321
Cost of goods sold,
 including warehouse, distribution
 and store occupancy costs                                                                               29,812             23,158
                                                                                                     ----------         ----------
   Gross profit                                                                                          12,992             10,163

Store operating, selling, and
 administrative expenses                                                                                  8,412              6,519

Depreciation and amortization                                                                               863                680
                                                                                                     ----------         ----------
  Operating income                                                                                        3,717              2,964

Interest expense, net                                                                                        53                (45)
                                                                                                     ----------         ----------

  Income before provision for income taxes                                                                3,664              3,009

Provision for income taxes                                                                                1,401              1,151
                                                                                                     ----------         ----------
  Net income                                                                                         $    2,263         $    1,858
                                                                                                     ==========         ==========

Earnings per common share:
  Basic:
    Net income                                                                                       $     0.35         $     0.29
                                                                                                     ==========         ==========

  Diluted:
    Net income                                                                                       $     0.35         $     0.28
                                                                                                     ==========         ==========

Weighted average shares outstanding:
  Basic                                                                                               6,416,189          6,394,515
                                                                                                     ==========         ==========
  Diluted                                                                                             6,540,392          6,551,278
                                                                                                     ==========         ==========


           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)

                                                                                                         Thirteen Weeks Ended
                                                                                                    ------------------------------
                                                                                                    May 1, 1999        May 2, 1998
                                                                                                    -----------        -----------
                                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                            $ 2,263            $ 1,858
                                                                                                       -------            -------
 Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
  Depreciation and amortization                                                                            863                680
  Deferred income taxes                                                                                    (58)               (59)
  Loss on disposal of assets                                                                                13                 13
  Change in assets and liabilities                                                                      (5,735)               970
                                                                                                       -------            -------
    Total adjustments                                                                                   (4,917)             1,604
                                                                                                       -------            -------
    Net cash provided by (used in) operating activities                                                 (2,654)             3,462
                                                                                                       -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                                   (1,098)            (1,874)
 Proceeds from sale of property                                                                              4                  1
                                                                                                       -------            -------
    Net cash (used in) investing activities                                                             (1,094)            (1,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Revolving loan activity, net                                                                            3,406                 --
 Proceeds from options exercised and purchase
  of shares under employee stock purchase plan                                                              57                 23
                                                                                                       -------            -------
    Net cash provided by financing activities                                                            3,463                 23
                                                                                                       -------            -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      (285)             1,612

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                             945              4,498
                                                                                                       -------            -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                               $   660            $ 6,110
                                                                                                       =======            =======



           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 30, 1999. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 1, 1999 and May 2, 1998, and the results of its operations and cash flows for the periods presented.

     The Company has experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

2. Earnings Per Share

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Diluted EPS has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each respective year.

     A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                                                       Thirteen Week Period Ended
                                                                                  -------------------------------------
                                                                                  May 1, 1999               May 2, 1998
                                                                                  -----------               -----------
        Weighted average shares outstanding:
         Basic                                                                      6,416,189                 6,394,515
         Dilutive effect of stock options outstanding                                 124,203                   156,763
                                                                                    ---------                 ---------
         Diluted                                                                    6,540,392                 6,551,278
                                                                                    =========                 =========

     For the thirteen week period ended May 1, 1999, 81,200 anti-dilutive options were appropriately excluded from the computation.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Hibbett Sporting Goods, Inc. ("Hibbett" or the "Company") is a rapidly growing operator of full-line sporting goods stores in small to mid-sized markets predominantly in the Southeast. Hibbett's stores offer a broad assortment of high quality athletic equipment, footwear, and apparel at competitive prices with superior customer service. The Company's merchandise assortment features a broad selection of brand name merchandise emphasizing team and individual sports complemented by localized apparel and accessories designed to appeal to a wide range of customers within each market. The Company believes that its stores are among the primary retail distribution alternatives for brand name vendors that seek to reach Hibbett's target markets.

     The Company operates 166 Hibbett Sports stores as well as eleven smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores. Hibbett's primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located in enclosed malls and dominant strip center locations. Although competitors in some markets may carry product lines and national brands similar to Hibbett, the Company believes that its Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to, among other factors, the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

    The Company operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the state of Delaware.

Results of Operations

     The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated.

                                                                                                 Thirteen Week
                                                                                                 Period Ended
                                                                                         -------------------------------
                                                                                         May 1, 1999         May 2, 1998
                                                                                         -----------         -----------

          Net sales                                                                          100.0%             100.0%
          Cost of goods sold, including warehouse,
           Distribution and store occupancy costs                                             69.6               69.5
                                                                                             -----              -----
          Gross profit                                                                        30.4               30.5
          Store operating, selling, and administrative
           Expenses                                                                           19.7               19.6
          Depreciation and amortization                                                        2.0                2.0
                                                                                             -----              -----
          Operating income                                                                     8.7                8.9
          Interest expense (income), net                                                       0.1               (0.1)
                                                                                             -----              -----
          Income before provision for income taxes                                             8.6                9.0
          Provision for income taxes                                                           3.3                3.4
                                                                                             -----              -----
          Net income                                                                           5.3%               5.6%
                                                                                             =====              =====

Thirteen Weeks Ended May 1, 1999 Compared to Thirteen Weeks Ended May 2, 1998

     Net sales. Net sales increased $9.5 million, or 28.5%, to $42.8 million for the thirteen weeks ended May 1, 1999, from $33.3 million for the comparable period in the prior year. This increase is attributed to opening a net of forty-four Hibbett Sports stores and two Sports Additions store in the last 52 week period ended May 1, 1999, and a 6.1% increase in comparable store net sales. The increase in comparable net sales was due to increased equipment and apparel sales. New stores and stores not in the comparable store net sales calculation accounted for $7.8 million of the increase in net sales and increases in comparable store net sales contributed $1.7 million. Comparable store net sales data for the period reflect sales for the Company's traditional format stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended May 1, 1999, the Company opened ten Hibbett Sports stores.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $13.0 million, or 30.4% of net sales, in the thirteen weeks ended May 1, 1999, as compared to $10.2 million, or 30.5% of net sales, in the same period of the prior fiscal year. The decrease in gross profit as a percentage of net sales in the thirteen weeks ended May 1, 1999 was due to higher store occupancy costs as a percentage of net sales as a result of the increased number of new stores in the store base.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $8.4 million, or 19.7% of net sales, for the thirteen weeks ended May 1, 1999, as compared to $6.5 million, or 19.6% of net sales, for the comparable period a year ago. The increase in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended May 1, 1999 is primarily attributable to higher labor costs as a percentage of net sales as a result of the increased number of new stores in the store base.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales remained constant at 2.0% in the thirteen weeks ended May 1, 1999 and the thirteen weeks ended May 2, 1998.

     Interest expense, net. Net interest expense for the thirteen weeks ended May 1, 1999 was $53,000 compared to net interest income of $45,000 in the prior year period. The increase is attributable to higher levels of borrowing on the Company's revolving credit facility in the current fiscal year to fund new store openings.

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

     Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. The Company has continued to increase inventory levels in the thirteen weeks ended May 1, 1999 as the number of new stores has increased. The Company has financed this increase through increased net income and borrowings under a revolving credit facility during the thirteen weeks ended May 1, 1999. Net cash used in operating activities was $2.7 million for the thirteen week period ending May 1, 1999 as compared to net cash provided by operating activities of $3.5 million for the thirteen week period ending May 2, 1998.

     With respect to cash flows from investing activities, capital expenditures were $1.1 million in the thirteen week period ended May 1, 1999 compared to $1.9 million for the prior year period. Capital expenditures in the thirteen weeks ended May 1, 1999 primarily related to the opening of ten new stores, construction costs incurred on stores not yet open, and distribution center-related expenditures. The decrease in capital expenditures in the current year period resulted from less new store activity.

     Net cash provided by financing activities was $3.5 million in the thirteen week period ended May 1, 1999 compared with $23,000 for the prior year period. The financing activities in the current year period were primarily the result of borrowings under the revolving credit facility. These borrowings were used to fund new store openings and working capital requirements. In the prior year period, the net cash provided by financing activities was the result of net proceeds from options exercised and the purchase of shares under the employee stock purchase plan.

     The Company estimates capital expenditures in fiscal 2000 to be approximately $7.3 million which includes resources budgeted to (i) fund the opening of approximately 55 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center-related capital expenditures, excluding a planned expansion to the distribution center. The Company anticipates the expansion will be completed by the end of fiscal 2000 and will be incorporated into the existing long-term operating lease for the facility.

     On November 5, 1998, the Company established a new unsecured revolving credit facility which will expire November 5, 2001 and allows borrowings up to $25 million. The Company also established an unsecured working capital line of credit for $5 million which is subject to annual renewal. As of May 1, 1999, the Company had $3.4 million outstanding under the facility. Based on its current operating and store opening plans, the Company believes that it can fund its cash needs for the foreseeable future through borrowings under the new facility, the working line of credit and cash generated from operations.

New Accounting Pronouncements

     The American Institute of Certified Public Accountants ("AICPA"), has issued Statement of Position ("SOP"), 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires capitalization of external direct costs of materials and services, payroll and payroll related costs for employees directly associated, and interest cost during development of computer software for internal use. Capitalized software costs should be amortized on a straight-line basis unless another systematic and rational basis is more representative of the software's use. This statement was adopted on January 31, 1999 with no material effect on the Company's financial statements.

     The AICPA has issued SOP 98-5, Reporting on the Costs of Start-up Activities. This statement provides guidance on the financial reporting of start-up costs and organization costs, and requires these costs to be expensed as incurred. The adoption of this statement on January 31, 1999 did not have a significant impact on the Company's financial statements.

Year 2000 Compliance

     During early fiscal 2000, the Company has continued to evaluate its management information systems to identify and address Year 2000 issues. In connection therewith, the Company has classified its Year 2000 emphasis into five areas:

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

     2. Remediation/Reprogramming

     3. Testing

     4. Contingency Planning

     The following table outlines the Company's current status regarding the first two areas of its Year 2000 implementation program:

                                                                                                Percent Complete
                                                                                     ---------------------------------------
                                                                                     Evaluation &             Remediation  &
             Classification/Program                                                   Assessment               Reprogramming
---------------------------------------------------                                  -------------            --------------
1.  Critical Systems:
    ----------------
    Merchandising & Distribution                                                          100%                      100%
    Financial & Payroll                                                                   100%                      100%
    Point of Sale/Store Registers                                                         100%                       85%
    Mainframe Processing                                                                  100%                      100%
2.  Important but not critical systems                                                    100%                       90%
3.  Custom developed programs & interfaces                                                100%                      100%
4.  Non Information Technology items                                                       95%                       60%
5.  Third Party Compliance                                                                 95%                       40%

     The Company has plans in place to complete its Year 2000 implementation, including testing of all systems by the fall of calendar year 1999. The Company plans to continue to rely primarily on internal resources in order to complete these steps.

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

     Approximately $165,000 has been expended to date related to Year 2000 compliance. The Company currently expects that the total costs of Year 2000 compliance for the Company's current systems will not exceed $185,000, which includes the lease or purchase of a system dedicated for Year 2000 testing. These costs are not expected to have a significant impact on the Company's financial position or results of operations.

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

                                     HIBBETT SPORTING GOODS, INC.



Date:   June 7, 1999                 By: /s/ Susan H. Fitzgibbon
        ------------                     ------------------------
                                        Susan H. Fitzgibbon
                                        Vice President and
                                        Chief Financial Officer