Form 10-Q
period 1999-07-31
HIBBETT SPORTING GOODS INC
filed 1999-09-13
CIK 1017480

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

(mark one)

     X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   -----
         EXCHANGE ACT OF 1934.

         For the quarterly period ended: July 31, 1999
                                         -------------

                                    -  OR -

 _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of July 31, 1999 were 6,431,976 shares.

                         HIBBETT SPORTING GOODS, INC.

                                     INDEX



                                                                             Page No.
                                                                             --------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets at July 31, 1999 and
          January 30, 1999                                                        2

     Condensed Consolidated Statements of Operations for the Thirteen Week
           and Twenty-Six Week Periods Ended July 31, 1999 and August 1, 1998     3

     Condensed Consolidated Statements of Cash Flows for the Twenty-Six
          Week Periods Ended July 31, 1999 and August 1, 1998                     4

     Notes to Condensed Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                  6

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                       11

Item 2.  Changes in Securities                                                   11

Item 3.  Defaults Upon Senior Securities                                         11

Item 4.  Submission of Matters to Vote of Security-Holders                       11

Item 5.  Other Information                                                       11

Item 6.  Exhibits and Reports on Form 8-K                                        11


                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)

                                                          July 31, 1999   January 30, 1999
                                                          -------------   ----------------
                                                            (Unaudited)        (Audited)
Assets
  Current Assets:
    Cash and cash equivalents                                $ 4,678            $   945
    Accounts receivable, net                                   2,572              2,144
    Inventories                                               57,834             47,694
    Prepaid expenses and other                                   824                898
    Deferred income taxes                                        834                738
                                                             -------            -------
      Total current assets                                    66,742             52,419
                                                             -------            -------

  Property and equipment, net                                 16,868             15,406
                                                             -------            -------
  Noncurrent Assets:
    Deferred income taxes                                        526                505
    Other, net                                                   205                222
                                                             -------            -------
      Total noncurrent assets                                    731                727
                                                             -------            -------
Total Assets                                                 $84,341            $68,552
                                                             =======            =======

Liabilities and Stockholders' Investment
  Current Liabilities:
    Accounts payable                                         $25,118            $16,233
    Accrued income taxes                                         998              2,477
    Accrued expenses:
       Payroll-related                                         2,651              2,638
       Other                                                   2,269              1,944
                                                             -------            -------
      Total current liabilities                               31,036             23,292
                                                             -------            -------
Long-Term Debt                                                 4,000                 -
                                                             -------            -------
Stockholders' Investment:
  Preferred stock, $.01 par value 1,000,000 shares
    authorized, no shares outstanding                             -                  -
  Common stock, $.01 par value, 12,000,000 shares
    authorized, 6,431,976 shares issued and
    outstanding at July 31, 1999 and 6,413,780
    shares issued and outstanding at January 30, 1999             64                 64
  Paid-in capital                                             54,140             53,996
  Retained earnings (deficit)                                 (4,899)            (8,800)
                                                             -------            -------
      Total stockholders' investment                          49,305             45,260
                                                             -------            -------
Total Liabilities and Stockholders' Investment               $84,341            $68,552
                                                             =======            =======

See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars In Thousands, Except Per Share Amounts)

                                                 Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                            ------------------------------   -----------------------------
                                            July 31, 1999   August 1, 1998   July 31, 1999  August 1, 1998
                                            -------------   --------------   -------------  --------------
                                                     (Unaudited)                      (Unaudited)

Net sales                                      $   39,342       $   32,524      $   82,146      $   65,845
Cost of goods sold, including warehouse,
  distribution and store occupancy costs           27,857           22,907          57,669          46,065
                                               ----------       ----------      ----------      ----------
    Gross profit                                   11,485            9,617          24,477          19,780

Store operating, selling, and
  administrative expenses                           7,816            6,701          16,228          13,220

Depreciation and amortization                         914              731           1,777           1,411
                                               ----------       ----------      ----------      ----------
    Operating income                                2,755            2,185           6,472           5,149

Interest expense (income), net                        102               (5)            155             (50)
                                               ----------       ----------      ----------      ----------
    Income before provision for income taxes        2,653            2,190           6,317           5,199

Provision for income taxes                          1,015              838           2,416           1,989
                                               ----------       ----------      ----------      ----------
    Net income                                 $    1,638       $    1,352      $    3,901      $    3,210
                                               ==========       ==========      ==========      ==========

Earnings per common share:
 Basic:
    Net income                                 $     0.26       $     0.21      $     0.61      $     0.50
                                               ==========       ==========      ==========      ==========
 Diluted:
    Net income                                 $     0.25       $     0.21      $     0.60      $     0.49
                                               ==========       ==========      ==========      ==========
Weighted average shares outstanding:
 Basic                                          6,428,022        6,402,950       6,422,106       6,398,732
                                               ==========       ==========      ==========      ==========
 Diluted                                        6,567,919        6,587,518       6,554,415       6,569,521
                                               ==========       ==========      ==========      ==========

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)




                                                                Twenty-Six Weeks Ended
                                                            ------------------------------
                                                            July 31, 1999   August 1, 1998
                                                            -------------   --------------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    $ 3,901          $ 3,210
                                                               -------          -------
 Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                  1,777            1,411
  Deferred income taxes                                           (117)            (118)
  Loss on disposal of assets                                         6               18
  Change in assets and liabilities                              (2,750)          (5,858)
                                                               -------          -------
   Total adjustments                                            (1,084)          (4,547)
                                                               -------          -------
   Net cash provided by (used in) operating activities           2,817           (1,337)
                                                               -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                           (3,338)          (3,929)
 Proceeds from sale of property                                    110                3
                                                               -------          -------
   Net cash used in investing activities                        (3,228)          (3,926)
                                                               -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Revolving loan borrowings and repayments, net                   4,000            1,046
 Proceeds from options exercised and purchase
  of shares under the employee stock purchase plan                 144               62
                                                               -------          -------
   Net cash provided by financing activities                     4,144            1,108
                                                               -------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             3,733           (4,155)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     945            4,498
                                                               -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 4,678          $   343
                                                               =======          =======

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 30, 1999. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of July 31, 1999 and August 1, 1998, and the results of its operations and cash flows for the periods presented.

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

     A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                      Thirteen Week Period Ended          Twenty-Six Week Period Ended
                                              ------------------------------------------------------------------------------
                                                    July 31,           August 1,           July 31,          August 1,
                                                      1999               1998               1999               1998
                                              ------------------- ----------------- ------------------ --------------------
Weighted average shares outstanding:
    Basic                                               6,428,022       6,402,950         6,422,106         6,398,732
    Dilutive effect of stock options                      139,897         184,568           132,309           170,789
                                              ------------------- ------------------ ------------------ --------------------
       Diluted                                          6,567,919       6,587,518         6,554,415         6,569,521
                                              =================== ================== ================== ====================

     For the thirteen week and twenty-six week periods ended July 31, 1999, 81,200 anti-dilutive options were appropriately excluded from the computation.


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

     The Company operates 180 Hibbett Sports stores as well as twelve smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores. Hibbett's primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located in enclosed malls and dominant strip center locations. Although competitors in some markets may carry product lines and national brands similar to Hibbett, the Company believes that its Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to, among other factors, the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

     The Company operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the state of Delaware.


Results of Operations

     The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated.

                                                                  Thirteen Week                         Twenty-Six Week
                                                                  Period Ended                           Period Ended
                                                        ---------------------------------       ------------------------------
                                                             July 31,         August 1,              July 31,      August 1,
                                                              1999              1998                   1999          1998
                                                        ---------------    --------------       ---------------  -------------

     Net sales                                               100.0%            100.0%                100.0%         100.0%
     Cost of goods sold, including warehouse,
       Distribution and store occupancy costs                 70.8              70.4                  70.2           70.0
                                                             -----             -----                 -----          -----
     Gross profit                                             29.2              29.6                  29.8           30.0
     Store operating, selling, and administrative
       Expenses                                               19.9              20.6                  19.7           20.1
     Depreciation and amortization                             2.3               2.3                   2.2            2.1
                                                             -----             -----                 -----          -----
     Operating income                                          7.0               6.7                   7.9            7.8
     Interest expense (income), net                            0.3               0.0                   0.2           (0.1)
                                                             -----             -----                 -----          -----
     Income before provision for income taxes                  6.7               6.7                   7.7            7.9
     Provision for income taxes                                2.5               2.6                   2.9            3.0
                                                             -----             -----                 -----          -----
     Net income                                                4.2%              4.1%                  4.8%           4.9%
                                                             =====             =====                 =====          =====

Thirteen Weeks Ended July 31, 1999 Compared to Thirteen Weeks Ended
August 1, 1998

     Net sales. Net sales increased $6.8 million, or 21.0%, to $39.3 million for the thirteen weeks ended July 31, 1999, from $32.5 million for the comparable period in the prior year. This increase is attributed to opening a net of forty Hibbett Sports stores and one Sports Additions store in the last 52 week period ended July 31, 1999, and a 1.5% increase in comparable store net sales. The increase in comparable store net sales was primarily due to increased equipment and apparel sales. New stores and stores not in the comparable store net sales calculation accounted for $6.4 million of the increase in net sales and increases in comparable store net sales contributed $400,000. Comparable store net sales data for the period reflect sales for the Company's traditional format stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended July 31, 1999, the Company opened thirteen Hibbett Sports stores and one Sports Additions store.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $11.5 million, or 29.2% of net sales, in the thirteen weeks ended July 31, 1999, as compared to $9.6 million, or 29.6% of net sales, in the same period of the prior fiscal year. The decrease in gross profit as a percentage of net sales in the thirteen weeks ended July 31, 1999 was due to higher store occupancy costs as a percentage of net sales as a result of the increased number of new stores in the store base.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $7.8 million, or 19.9% of net sales, for the thirteen weeks ended July 31, 1999, as compared to $6.7 million, or 20.6% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended July 31, 1999 is primarily attributable to lower store expenses, including advertising costs, net of cooperative funding, due to the timing and nature of certain promotional efforts.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales remained constant at 2.3% in the thirteen weeks ended July 31, 1999 and the thirteen weeks ended August 1, 1998.

     Interest expense, net. Net interest expense for the thirteen weeks ended July 31, 1999 was $102,000 compared to net interest income of $5,000 in the prior year period. The increase is attributable to higher levels of borrowing under the Company's revolving credit facility in the current fiscal year to fund new stores, the distribution center expansion and working capital needs.


Twenty-Six Weeks Ended July 31, 1999 Compared to Twenty-Six Weeks Ended August 1, 1998

     Net sales. Net sales increased $16.3 million, or 24.8%, to $82.1 million for the twenty-six weeks ended July 31, 1999, from $65.8 million for the comparable period in the prior year. This increase is attributed to opening a net of forty Hibbett Sports stores and one Sports Additions store in the last 52 week period ended July 31, 1999, and a 3.6% increase in comparable store net sales. The increase in comparable store net sales was due to increased equipment and apparel sales. New stores and stores not in the comparable store net sales calculation accounted for $14.4 million of the increase in net sales and increases in comparable store net sales contributed $1.9 million. Comparable store net sales data for the period reflect sales for the Company's traditional format stores open throughout the period and the corresponding period of the prior fiscal year. During the twenty-six weeks ended July 31, 1999, the Company opened twenty-three Hibbett Sports stores and one Sports Additions store.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $24.5 million, or 29.8% of net sales, in the twenty-six weeks ended July 31, 1999, as compared to $19.8 million, or 30.0% of net sales, in the same period of the prior fiscal year. The decrease in gross profit as a percentage of net sales in the twenty-six weeks ended July 31, 1999 was due to higher store occupancy costs as a percentage of net sales as a result of the increased number of new stores in the store base.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $16.2 million, or 19.7% of net sales, for the twenty-six weeks ended July 31, 1999, as compared to $13.2 million, or 20.1% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the twenty-six weeks ended July 31, 1999, is primarily attributable to improved leveraging of administrative costs over a larger store base.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales increased slightly to 2.2% in the twenty-six weeks ended July 31, 1999 compared to 2.1% in the same period of the prior year.

     Interest expense, net. Net interest expense for the twenty-six weeks ended July 31, 1999 was $155,000 compared to net interest income of $50,000 in the prior year period. The increase is attributable to higher levels of borrowing on the Company's revolving credit facility in the current fiscal year to fund new stores, the distribution center expansion and working capital needs.


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

     Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. The Company has continued to increase inventory levels in the twenty-six weeks ended July 31, 1999 as the number of new stores has increased. The Company has financed this increase through increased net income, increases in accounts payable balances and borrowings under a revolving credit facility. Net cash provided by operating activities was $2.8 million for the twenty-six week period ending July 31, 1999 as compared to net cash used in operating activities of $1.3 million for the twenty-six week period ending August 1, 1998.

     With respect to cash flows from investing activities, capital expenditures were $3.3 million in the twenty-six week period ended July 31, 1999 compared to $3.9 million for the comparable period in the prior year. Capital expenditures in the twenty-six weeks ended July 31, 1999 primarily related to the opening of twenty-four new stores, construction costs incurred on stores not yet open, and distribution center-related expenditures. The decrease in capital expenditures in the current year period primarily resulted from eleven fewer new store openings in the twenty-six week period ended July 31, 1999 than in the prior year period.

     Net cash provided by financing activities was $4.1 million in the twenty-six week period ended July 31, 1999 compared with $1.1 million for the prior year period. The financing activities in the current year and prior year periods were primarily the result of borrowings under the revolving credit facility. These borrowings were used to fund new stores, the distribution center expansion and working capital requirements.

     The Company estimates capital expenditures in fiscal 2000 to be approximately $7.3 million which includes resources budgeted to (i) fund the opening of approximately 55 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center-related capital expenditures. This amount excludes expenditures for the expansion currently underway of the Company's existing distribution center. The Company's expenditures of approximately $2.5 million toward the construction of the expanded distribution center will be reimbursed upon the completion of the construction through a sale-leaseback transaction. The Company expects to spend approximately $1.4 million of funds on related capital equipment for the distribution center expansion. The Company anticipates the expansion will be completed by the end of fiscal 2000 and will be incorporated into the existing long-term operating lease for the facility.

     On November 5, 1998, the Company established an unsecured revolving credit facility which will expire November 5, 2001 and allows borrowings up to $25 million. The Company also established an unsecured working capital line of credit for $5 million which is subject to annual renewal. As of July 31, 1999, the Company had $4.0 million outstanding under the facility. Based on its current operating and store opening plans, the Company believes that it can fund its cash needs for the foreseeable future through borrowings under the new facility, the working capital line of credit and cash generated from operations.


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


Year 2000 Compliance

     During the first half of fiscal 2000, the Company has continued to evaluate its management information systems to identify and address Year 2000 issues.
In connection therewith, the Company has classified its Year 2000 emphasis into five areas:

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

     5. Third party (vendor) compliance

The Company has classified its Year 2000 implementation program into four areas:

     1. Evaluation and Initial Assessment
     2. Remediation/Reprogramming
     3. Testing
     4. Contingency Planning

     The following table outlines the Company's current status regarding the first two areas of its Year 2000 implementation program:

                                                                                       Percent Complete
                                                                ------------------------------------------------------------
                                                                  Evaluation & Assessment                 Remediation  &
              Classification/ Program                                                                     Reprogramming
---------------------------------------------------             --------------------------           -------------------------
  1. Critical Systems:
     -----------------
     Merchandising & Distribution                                            100%                                100%
     Financial & Payroll                                                     100%                                100%
     Point of Sale/Store Registers                                           100%                                 90%
     Mainframe Processing                                                    100%                                100%
  2. Important but not critical systems                                      100%                                 90%
  3. Custom developed programs & interfaces                                  100%                                100%
  4. Non Information Technology items                                        100%                                 80%
  5. Third Party Compliance                                                  100%                                 70%

     The Company has plans in place to complete its Year 2000 implementation, including testing of all systems by the fall of calendar year 1999. The Company plans to continue to rely primarily on internal resources in order to complete these steps.

     The Company's financial, merchandising, distribution and point of sale systems are third party vendor software programs which have been recently upgraded and are certified as Year 2000 compliant by the software vendors.
These upgrades were previously planned and were not accelerated due to Year 2000 issues.

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

     At the present time, the Company is developing a contingency plan for possible Year 2000 issues. The Company expects to establish contingency plans based on the results of its Year 2000 testing and its assessment of related risks.

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

      None

ITEM 3:    Defaults Upon Senior Securities

      None

ITEM 4:    Submission of Matters to Vote of Security-Holders

      The Company's Annual Meeting of Shareholders was held June 8, 1999.

      The following individuals were re-elected to the Board of Directors:

                                                                        Votes For                         Votes Withheld
                                                             -----------------------------------    ------------------------------
     Clyde B. Anderson                                                 5,853,657                               995
     H. Ray Compton                                                    5,854,282                               370

      As Class III directors, Messrs. Anderson and Compton will serve until the Annual Meeting of Shareholders to be held in 2002 or until their successors are elected and qualified.

      Arthur Andersen LLP was approved as the independent public accountants of the Company for the fiscal year ending January 29, 2000 by the following vote:

                       For                                       Against                               Abstain
-------------------------------------------------  -------------------------------------  ------------------------------------
                    5,846,122                                     7,400                                 1,130

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



                                       HIBBETT SPORTING GOODS, INC.



Date:   September 13, 1999             By: /s/ Susan H. Fitzgibbon
       --------------------               ------------------------------
                                          Susan H. Fitzgibbon
                                          Vice President and
                                          Chief Financial Officer