Form 10-Q
period 1999-10-30
HIBBETT SPORTING GOODS INC
filed 1999-12-14
CIK 1017480

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(mark one)


    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----
          EXCHANGE ACT OF 1934.

          For the quarterly period ended: October 30, 1999
                                          ----------------

                                    -  OR -


  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                          Yes   X          No ______
                              -----

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of October 30, 1999 were 6,433,634 shares.

                         HIBBETT SPORTING GOODS, INC.

                                     INDEX

                                                                                          Page No.
                                                                                          --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Condensed Consolidated Balance Sheets at October 30, 1999 and
        January 30, 1999                                                                     2

     Condensed Consolidated Statements of Operations for the Thirteen Week
        and Thirty-Nine Week Periods Ended October 30, 1999 and October 31, 1998             3

     Condensed Consolidated Statements of Cash Flows for the Thirty-Nine
        Week Periods Ended October 30, 1999 and October 31, 1998                             4

     Notes to Condensed Consolidated Financial Statements                                    5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                  6

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                   11

Item 2. Changes in Securities                                                               11

Item 3. Defaults Upon Senior Securities                                                     11

Item 4. Submission of Matters to Vote of Security-Holders                                   11

Item 5. Other Information                                                                   11

Item 6. Exhibits and Reports on Form 8-K                                                    11

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)


                                                                         October 30, 1999               January 30, 1999
                                                                     ------------------------      -------------------------
                                                                            (Unaudited)                    (Audited)
Assets
 Current Assets:
  Cash and cash equivalents                                          $                   586      $                      945
  Accounts receivable, net                                                             2,361                           2,144
  Inventories                                                                         64,655                          47,694
  Prepaid expenses and other                                                             795                             898
  Deferred income taxes                                                                  882                             738
                                                                     -----------------------      --------------------------
     Total current assets                                                             69,279                          52,419
                                                                     -----------------------      --------------------------

 Property and equipment, net                                                          18,618                          15,406
                                                                     -----------------------      --------------------------

 Noncurrent Assets:
  Deferred income taxes                                                                  537                             505
  Other, net                                                                             206                             222
                                                                     -----------------------      --------------------------
     Total noncurrent assets                                                             743                             727
                                                                     -----------------------      --------------------------

Total Assets                                                         $                88,640      $                   68,552
                                                                     =======================      ==========================

Liabilities and Stockholders' Investment
 Current Liabilities:
  Accounts payable                                                   $                23,803      $                   16,233
  Accrued income taxes                                                                   435                           2,477
  Accrued expenses:
   Payroll-related                                                                     2,586                           2,638
   Other                                                                               2,367                           1,944
                                                                     -----------------------      --------------------------
  Total current liabilities                                                           29,191                          23,292
                                                                     -----------------------      --------------------------
Long-Term Debt                                                                         8,000                               -
                                                                     -----------------------      --------------------------
Stockholders' Investment:
  Preferred stock, $.01 par value 1,000,000 shares
   authorized, no shares outstanding                                                       -                               -
  Common stock, $.01 par value, 12,000,000 shares
   authorized, 6,433,634 shares issued and
   outstanding at October 30, 1999 and 6,413,780
   shares issued and outstanding at January 30, 1999                                      64                              64
  Paid-in capital                                                                     54,163                          53,996
  Retained earnings (deficit)                                                         (2,778)                         (8,800)
                                                                     -----------------------      --------------------------
     Total stockholders' investment                                                   51,449                          45,260
                                                                     -----------------------      --------------------------

Total Liabilities and Stockholders' Investment                       $                88,640      $                   68,552
                                                                     =======================      ==========================


           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars In Thousands, Except Per Share Amounts)

                                                           Thirteen Weeks Ended                      Thirty-Nine Weeks Ended
                                                 --------------------------------------     ------------------------------------
                                                    Oct 30, 1999         Oct 31, 1998          Oct 30, 1999       Oct 31, 1998
                                                 ------------------   -----------------     -----------------   ----------------
                                                               (Unaudited)                               (Unaudited)
Net sales                                        $           42,223   $          35,988     $         124,369   $        101,833
Cost of goods sold, including warehouse,
 distribution and store occupancy costs                      29,417              25,075                87,086             71,140
                                                 ------------------   -----------------     -----------------   ----------------
     Gross profit                                            12,806              10,913                37,283             30,693

Store operating, selling, and
 administrative expenses                                      8,334               7,232                24,562             20,452

Depreciation and amortization                                   954                 807                 2,731              2,218
                                                 ------------------   -----------------     -----------------   ----------------
     Operating income                                         3,518               2,874                 9,990              8,023

Interest expense, net                                            83                  59                   238                  9
                                                 ------------------   -----------------     -----------------   ----------------
     Income before provision for income taxes                 3,435               2,815                 9,752              8,014

Provision for income taxes                                    1,314               1,076                 3,730              3,065
                                                 ------------------   -----------------     -----------------   ----------------
     Net income                                  $            2,121   $           1,739     $           6,022   $          4,949
                                                 ==================   =================     =================   ================


Earnings per common share:
     Basic:
      Net income                                 $             0.33   $            0.27     $            0.94   $           0.77
                                                 ==================   =================     =================   ================

     Diluted:
      Net income                                 $             0.33   $            0.27     $            0.92   $           0.75
                                                 ==================   =================     =================   ================

Weighted average shares outstanding:
     Basic                                                6,432,523           6,406,771             6,425,578          6,401,412
                                                 ==================   =================     =================   ================
     Diluted
                                                          6,504,315           6,534,748             6,540,641          6,561,372
                                                 ==================   =================     =================   ================

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)

                                                                                       Thirty-Nine Weeks Ended
                                                                            ---------------------------------------------
                                                                                Oct 30, 1999              Oct 31, 1998
                                                                            --------------------      --------------------
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $               6,022     $              4,949
                                                                            ---------------------     --------------------
  Adjustments to reconcile net income to net
  cash (used in) operating activities:
     Depreciation and amortization                                                          2,731                    2,218
     Deferred income taxes                                                                   (176)                    (177)
     Loss on disposal of assets                                                                 5                       19
     Change in assets and liabilities                                                     (11,185)                 (12,690)
                                                                            ---------------------     --------------------
        Total adjustments                                                                  (8,625)                 (10,630)
                                                                            ---------------------     --------------------
        Net cash (used in) operating activities                                            (2,603)                  (5,681)
                                                                            ---------------------     --------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                     (6,034)                  (5,339)
  Proceeds from sale of property                                                              111                       14
                                                                            ---------------------     --------------------
       Net cash used in investing activities                                               (5,923)                  (5,325)
                                                                            ---------------------     --------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan borrowings and repayments, net                                             8,000                    7,778
  Proceeds from options exercised and purchase
     of shares under the employee stock purchase plan                                         167                       86
                                                                            ---------------------     --------------------
        Net cash provided by financing activities                                           8,167                    7,864
                                                                            ---------------------     --------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (359)                  (3,142)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                945                    4,498
                                                                            ---------------------     --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $                 586     $              1,356
                                                                            =====================     ====================

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 30, 1999. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of October 30, 1999 and October 31, 1998, and the results of its operations and cash flows for the periods presented.

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

     A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                     Thirteen Week Period Ended              Thirty-Nine Week Period Ended
                                              ------------------------------------------------------------------------------
                                                 October 30,            October 31,         October 30,         October 31,
                                                    1999                   1998                1999                1998
                                              --------------            -----------         -----------         ------------
Weighted average shares outstanding:
    Basic                                          6,432,523              6,406,771           6,425,578            6,401,412
    Dilutive effect of stock options                  71,792                127,977             115,063              159,960
                                              --------------            -----------         -----------         ------------
       Diluted                                     6,504,315              6,534,748           6,540,641            6,561,372
                                              ==============            ===========         ===========         ============

     For the thirteen week and thirty-nine week periods ended October 30, 1999, 185,450 and 86,200 anti-dilutive options, respectively, were appropriately excluded from the computation.

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

     The Company operates 192 Hibbett Sports stores as well as twelve smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores. Hibbett's primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located in enclosed malls and dominant strip center locations. Although competitors in some markets may carry product lines and national brands similar to Hibbett, the Company believes that its Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to, among other factors, the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

     The Company operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the state of Delaware.

Results of Operations

     The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated.

                                                              Thirteen Week                          Thirty-Nine Week
                                                               Period Ended                            Period Ended
                                                     -------------------------------        --------------------------------
                                                       October 30,     October 31,            October 30,       October 31,
                                                       -----------     -----------            -----------       -----------
                                                          1999            1998                   1999              1998
                                                          ----            ----                   ----              ----
Net sales                                                 100.0%          100.0%                100.0%            100.0%
Cost of goods sold, including warehouse,
  Distribution and store occupancy costs                   69.7            69.7                  70.0              69.9
                                                          -----           -----                 -----             -----
Gross profit                                               30.3            30.3                  30.0              30.1
Store operating, selling, and administrative
  Expenses                                                 19.7            20.1                  19.8              20.1
Depreciation and amortization                               2.3             2.2                   2.2               2.1
                                                          -----           -----                 -----             -----
Operating income                                            8.3             8.0                   8.0               7.9
Interest expense, net                                       0.2             0.2                   0.2               ---
                                                          -----           -----                 -----             -----
Income before provision for income taxes                    8.1             7.8                   7.8               7.9
Provision for income taxes                                  3.1             3.0                   3.0               3.0
                                                          -----           -----                 -----             -----
Net income                                                  5.0%            4.8%                  4.8%              4.9%
                                                          =====           =====                 =====             =====

Thirteen Weeks Ended October 30, 1999 Compared to Thirteen Weeks Ended October 31, 1998

     Net sales. Net sales increased $6.2 million, or 17.3%, to $42.2 million for the thirteen weeks ended October 30, 1999, from $36.0 million for the comparable period in the prior year. This increase is attributed to opening a net of forty-two Hibbett Sports stores and one Sports Additions store in the last 52 week period ended October 30, 1999, and a 2.4% increase in comparable store net sales. The increase in comparable store net sales was primarily due to increased equipment sales. New stores and stores not in the comparable store net sales calculation accounted for $5.5 million of the increase in net sales, and increases in comparable store net sales contributed $700,000. Comparable store net sales data for the period reflect sales for the Company's traditional format stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended October 30, 1999, the Company opened thirteen new stores and closed one store.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $12.8 million, or 30.3% of net sales, in the thirteen weeks ended October 30, 1999, as compared to $10.9 million, or 30.3% of net sales, in the same period of the prior fiscal year. Improved leveraging of distribution center costs over a larger store base was offset by slightly lower product margins in the current year period.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $8.3 million, or 19.7% of net sales, for the thirteen weeks ended October 30, 1999, as compared to $7.2 million, or 20.1% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended October 30, 1999 is primarily attributable to improved leveraging of administrative costs over a larger store base.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales increased slightly to 2.3% in the thirteen weeks ended October 30, 1999 compared to 2.2% in the thirteen weeks ended October 31, 1998.

     Interest expense, net. Net interest expense for the thirteen weeks ended October 30, 1999 was $83,000 compared to net interest expense of $59,000 in the prior year period. The increase is attributable to higher levels of borrowing under the Company's revolving credit facility in the current fiscal year to fund new stores, the distribution center expansion and working capital needs.

Thirty-Nine Weeks Ended October 30, 1999 Compared to Thirty-Nine Weeks Ended October 31, 1998

     Net sales. Net sales increased $22.5 million, or 22.1%, to $124.4 million for the thirty-nine weeks ended October 30, 1999, from $101.8 million for the comparable period in the prior year. This increase is attributed to opening a net of forty-two Hibbett Sports stores and one Sports Additions store in the last 52 week period ended October 30, 1999, and a 3.0% increase in comparable store net sales. The increase in comparable store net sales was due to increased equipment and apparel sales. New stores and stores not in the comparable store net sales calculation accounted for $20.2 million of the increase in net sales and increases in comparable store net sales contributed $2.3 million. Comparable store net sales data for the period reflect sales for the Company's traditional format stores open throughout the period and the corresponding period of the prior fiscal year. During the thirty-nine weeks ended October 30, 1999, the Company opened thirty-six Hibbett Sports stores and one Sports Additions store. In addition, during the thirty-nine weeks ended October 30, 1999, the Company closed one Hibbett Sports store and reopened one Hibbett Sports store that had been temporarily closed.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $37.3 million, or 30.0% of net sales, in the thirty-nine weeks ended October 30, 1999, as compared to $30.7 million, or 30.1% of net sales, in the same period of the prior fiscal year. The slight decrease in gross profit as a percentage of net sales in the thirty-nine weeks ended October 30, 1999 was primarily due to higher store occupancy costs as a percentage of net sales as a result of the increased number of new stores in the store base.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $24.6 million, or 19.8% of net sales, for the thirty-nine weeks ended October 30, 1999, as compared to $20.5 million, or 20.1% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirty-nine weeks ended October 30, 1999, is primarily attributable to improved leveraging of administrative costs over a larger store base.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales increased slightly to 2.2% in the thirty-nine weeks ended October 30, 1999 compared to 2.1% in the same period of the prior year.

     Interest expense, net. Net interest expense for the thirty-nine weeks ended October 30, 1999 was $238,000 compared to net interest expense of $9,000 in the prior year period. The increase is attributable to higher levels of borrowing on the Company's revolving credit facility in the current fiscal year to fund new stores, the distribution center expansion and working capital needs.

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

     Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. The Company has continued to increase inventory levels in the thirty-nine weeks ended October 30, 1999 as the number of stores has increased. The Company has financed this increase through increased net income, increases in accounts payable balances and borrowings under a revolving credit facility. Net cash used in operating activities was $2.6 million for the thirty-nine week period ending October 30, 1999 as compared to net cash used in operating activities of $5.7 million for the thirty-nine week period ending October 31, 1998. The decrease in net cash used in operating activities primarily resulted from lower average inventory levels due to the timing of holiday inventory receipts.

     With respect to cash flows from investing activities, capital expenditures were $6.0 million in the thirty-nine week period ended October 30, 1999 compared to $5.3 million for the comparable period in the prior year. Capital expenditures in the thirty-nine weeks ended October 30, 1999 primarily related to the opening of thirty-seven new stores, construction costs for the distribution center expansion, various store remodels as well as office and distribution center-related expenditures. The increase in capital expenditures in the current year period primarily related to costs associated with the distribution center expansion.

     Net cash provided by financing activities was $8.2 million in the thirty-nine week period ended October 30, 1999 compared with $7.9 million for the prior year period. The financing activities in the current year and prior year periods were primarily the result of borrowings under the revolving credit facility. These borrowings were used to fund new stores, the distribution center expansion and working capital requirements.

     The Company estimates capital expenditures in fiscal 2000 to be approximately $7.0 million which includes resources budgeted to (i) fund the opening of approximately 55 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center-related capital expenditures. This amount excludes expenditures for the expansion currently underway of the Company's existing distribution center. The Company's expenditures of approximately $2.5 million toward the construction of the expanded distribution center will be reimbursed upon the completion of the construction through a sale-leaseback transaction. The Company expects to spend approximately $1.4 million of funds on related capital equipment for the distribution center expansion. The Company anticipates the expansion will be completed by the end of fiscal 2000 and will be incorporated into the existing long-term operating lease for the facility.

     The Company maintains an unsecured revolving credit facility which will expire November 5, 2002 and allows borrowings up to $25 million. The Company also maintains an unsecured working capital line of credit for $7 million which is subject to annual renewal. As of October 30, 1999, the Company had $8.0 million outstanding under the facilities. Based on its current operating and store opening plans, the Company believes that it can fund its cash needs for the foreseeable future through borrowings under the new facility, the working capital line of credit and cash generated from operations.

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

Year 2000 Compliance

     During fiscal 2000, the Company has continued to evaluate its management information systems to identify and address Year 2000 issues. In connection therewith, the Company has classified its Year 2000 emphasis into five areas:

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

     The following table outlines the Company's current status regarding the first two areas of its Year 2000 implementation program:

                                                                               Percent Complete
                                                        ------------------------------------------------------------
                                                          Evaluation &                            Remediation  &
              Classification/ Program                     Assessment                              Reprogramming
---------------------------------------------------     ---------------                       ----------------------
1. Critical Systems:
   ----------------
   Merchandising & Distribution                               100%                                    100%
   Financial & Payroll                                        100%                                    100%
   Point of Sale/Store Registers                              100%                                    100%
   Mainframe Processing                                       100%                                    100%
2. Important but not critical systems                         100%                                    100%
3. Custom developed programs & interfaces                     100%                                    100%
4. Non Information Technology items                           100%                                    100%
5. Third Party Compliance                                     100%                                     80%

     The Company has substantially completed its Year 2000 implementation, including testing of all systems, and has relied primarily on internal resources in doing so. The Company's financial, merchandising, distribution and point of sale systems are third party vendor software programs which have been recently upgraded and are certified as Year 2000 compliant by the software vendors.
These upgrades were previously planned and were not accelerated due to Year 2000 issues. The Company has not deferred any significant information technology projects in order to address the Year 2000 issue.

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

     Approximately $175,000 has been expended to date related to Year 2000 compliance. The Company currently expects that the total costs of Year 2000 compliance for the Company's current systems will not exceed $190,000. These costs are not expected to have a significant impact on the Company's financial position or results of operations.

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


                                   HIBBETT SPORTING GOODS, INC.


Date:    December 10, 1999              By:  /s/ Susan Fitzgibbon
       ---------------------               -----------------------------------
                                           Susan H. Fitzgibbon
                                           Vice President and
                                           Chief Financial Officer