Form 10-K
period 2000-01-29
HIBBETT SPORTING GOODS INC
filed 2000-04-28
CIK 1017480

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 -------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                 -------------

For the fiscal year ended                                 Commission file number
    January 29, 2000                                             000-20969

                         HIBBETT SPORTING GOODS, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                          63-1074067
   (State of other jurisdiction                             (I.R.S. Employer
   of Incorporation or organization)                      Identification No.)

       451 Industrial Lane
       Birmingham, Alabama                                       35211
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


The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are "affiliates") was $84,605,567 at April 5, 2000, based on the closing sale price of $22.75 for the Common Stock on such date on the Nasdaq National Market.

     The number of shares outstanding of the Registrant's Common Stock, as of April 5, 2000 was 6,435,552.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 6, 7, 7A and 8 of Part II are incorporated by reference from the Company's 2000 Annual Report to Stockholders. Items 10, 11, 12 and 13 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be held June 13, 2000. Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 28, 2000.

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

Item  7A.   Quantitative and Qualitative Disclosure About Market Risk     7

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

                                    PART I

                               Item 1.  Business

General

     Hibbett Sporting Goods, Inc. ("we" or "Hibbett") is a rapidly-growing operator of full-line sporting goods stores in small to mid-sized markets predominantly in the southeastern United States. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel at competitive prices with superior customer service. Our merchandise assortment features a broad selection of brand name merchandise emphasizing team and individual sports complemented by localized apparel and accessories designed to appeal to a wide range of customers within each market. We believe that our stores are among the primary retail distribution alternatives for brand name vendors that seek to reach our target markets.

     As of January 29, 2000, we operated 206 Hibbett Sports stores as well as thirteen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 19 states. Over the past two years, we have increased our store base by approximately 86%. Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located in enclosed malls and dominant strip centers. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

Business Strategy

     We target markets with county populations that range from 30,000 to 250,000. By targeting these smaller markets, we believe that we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities.

     Our management team believes that our ability to merchandise to local sporting or community interests differentiates Hibbett from its national competitors. This strong regional focus also enables us to achieve significant cost benefits including lower corporate expenses, reduced distribution costs and increased economies of scale from marketing activities. Additionally, we also use sophisticated information systems to maintain tight controls over operating costs.

     We strive to hire enthusiastic sales personnel with an interest in sports. Our extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, videos, self-study courses, and interactive group discussions.

Store Concepts

Hibbett Sports

     Our primary retail format is Hibbett Sports, a 5,000 square foot store located in enclosed malls and dominant strip centers. We tailor our Hibbett Sports stores to the size, demographics and competitive conditions of each market. Ninety-six Hibbett Sports stores are located in enclosed malls, the majority of which are the only enclosed malls in the county, and the remaining 110 are located in dominant strip centers.

     Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team and individual sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. For example, we believe that apparel with logos of sports teams of local interest represents a larger percentage of the merchandise mix in Hibbett Sports stores than it does in the stores of national chain competitors. In addition, we strive to quickly respond to major sports events of local interest such as the recent Tennessee Titans AFC championship.

Sports Additions

     Our thirteen Sports Additions stores are small, mall-based stores, averaging 1,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel. Sports Additions stores offer a broader assortment of athletic footwear, with a greater emphasis on fashion than the athletic footwear assortment offered by Hibbett Sports stores. All but one Sports Additions store are currently located in malls in which Hibbett Sports stores are also present.

Sports & Co.

     We opened four Sports & Co. superstores between March 1995 and September 1996. Sports & Co. superstores average 25,000 square feet and offer a larger assortment of athletic footwear, apparel and equipment than Hibbett Sports stores. Athletic equipment and apparel represent a higher percentage of the overall merchandise mix at Sports & Co. superstores than they do at Hibbett Sports stores. Sports & Co. superstores are designed to project the same exciting and entertaining in-store atmosphere as Hibbett Sports stores but on a larger scale. For example, Sports & Co. superstores offer customer participation areas, such as putting greens and basketball hoop shoots, and feature periodic special events including appearances by well-known athletes.

Team Sales

     Hibbett Team Sales, Inc. ("Team Sales"), a wholly-owned subsidiary of Hibbett, is a leading supplier of customized athletic apparel, equipment and footwear to school, athletic and youth programs in Alabama. Team Sales sells its merchandise directly to educational institutions and youth associations. The operations of Team Sales are independent of the operations of our retail stores, and its warehousing and distribution operate out of its own warehouse. Team Sales does not meet the materiality reporting requirements of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information.

Expansion Strategy

     In fiscal 1994, we began to accelerate our rate of new store openings to take advantage of the growth opportunities in our target markets. We have identified approximately 700 potential markets for future Hibbett Sports stores within the states in which we operate and in certain contiguous states. Our clustered expansion program, which calls for opening new stores within a two-hour driving distance of an existing Hibbett location, allows us to take advantage of efficiencies in distribution, marketing and regional management. During the last half of fiscal 2000, we expanded our distribution center to accommodate our recent growth and continued expansion. The newly expanded facility can support the Company's growth for the foreseeable future.

     In evaluating potential markets, we consider population, economic conditions, local competitive dynamics and availability of suitable real estate. Hibbett Sports stores effectively operate in both enclosed mall and dominant strip center locations.

     Our continued growth largely depends upon our ability to open new stores in a timely manner and to operate them profitably. Additionally, successful expansion is subject to various contingencies, many of which are beyond our control. These contingencies include, among others:

(i) Our ability to identify and secure suitable store sites on a timely basis with advantageous terms and to complete any necessary construction or refurbishment of these sites, and

(ii) Our ability to hire, train and retain qualified managers and other personnel, and

(iii)  The successful integration of new stores into existing operations.

     Although we believe that we have personnel and other resources required to implement our store expansion goals, we cannot guarantee that we will be able to successfully implement these plans within the expected time frame. We also cannot guarantee that our new stores will achieve the same results as our old stores. If we were unable to execute our expansion plans or effectively manage our growth, it would be detrimental to our business, financial condition, and results of operations.

Merchandising

     Our merchandising strategy is to provide a broad assortment of quality athletic equipment, footwear and apparel at competitive prices in a full service environment. Our stores offer a broad selection of brand name merchandise with an emphasis on team and individual sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. Our leading product category is athletic footwear, followed by apparel and sporting equipment, ranked according to sales.

     Our stores emphasize quality brand name merchandise. We believe that the breadth and depth of our brand name merchandise selection generally exceeds the merchandise selection carried by local independent competitors. Many of these branded products are highly technical and require considerable sales assistance. We coordinate with our vendors to educate the sales staff at the store level on new products and trends.

     Although the core merchandise assortment tends to be similar for each Hibbett Sports store, important local or regional differences frequently exist. Accordingly, our stores regularly offer products that reflect preferences for particular sporting activities in each community and local interest in college and professional sports teams. Our knowledge of these interests, combined with access to leading vendors, enables Hibbett Sports stores to react quickly to emerging trends or special events, such as college or professional championships.

     Our merchandise staff analyzes current sporting goods trends by maintaining close relationships with vendors, monitoring sales at competing stores, communicating with customers, store managers and personnel and reviewing industry trade publications. The merchandise staff works closely with store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities.

     Our success depends in part on our ability to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. Accordingly, the following scenarios could be detrimental to our business, financial condition, and results of operations:

(i)    If we are unable to identify and respond to emerging trends

(ii) If we miscalculate either the market for the merchandise in our stores or our customers' purchasing habits, we may be faced with a significant amount of unsold inventory

(iii) If consumer demand dramatically shifts away from athletic footwear and apparel

Vendor Relationships

     The sporting goods retail business is very brand name driven. Accordingly, we maintain relationships with a number of well known sporting goods vendors to satisfy customer demand. We believe that our stores are among the primary retail distribution alternatives for brand name vendors that seek to reach Hibbett's target markets. As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors. As our vendors expand their product lines and grow in popularity, we expand sales and promotions of these products within our stores. In addition, as we continue to increase our store base and enter new markets, the vendors have increased their brand presence within these regions.

We also emphasize and work with our vendors to establish the most favorable pricing and to receive cooperative marketing funds. Our management believes that Hibbett maintains excellent working relationships with vendors. During fiscal 2000, our largest vendor, Nike, represented approximately 30% of our total purchases.

     The loss of key vendor support could be detrimental to our business, financial condition and results of operations. We believe that we have long-standing and strong relationships with our vendors and that we have adequate sources of brand name merchandise on competitive terms; however, we cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is high profile and in high demand may be allocated by vendors based upon the vendors' internal criteria which are beyond our control.

Advertising and Promotion

     We target special advertising opportunities in our markets to increase the effectiveness of our advertising budget. In particular, we prefer advertising in local media as a way to further differentiate Hibbett from national chain competitors. Substantially all of our advertising and promotional spending is centrally directed, with some funds allocated to district managers on an as-requested basis. Advertising in the sports pages of local newspapers serves as the foundation of our promotional program and accounted for the majority of our total advertising costs in fiscal 2000. Other media such as local radio, television and outdoor billboards are used to reinforce Hibbett's name recognition and brand awareness in the community. We also use direct mail to customers on an in-house mailing list to reinforce already established buying patterns and to increase customer loyalty.

Distribution

     We maintain a single 220,000 square foot distribution center in Birmingham, Alabama which services our existing stores. The distribution process is centrally managed from our corporate headquarters which are located in the same building as the distribution center. In January 1996 we moved our operations to this newly constructed 130,000 square foot distribution center. To support our continued expansion, we added approximately 90,000 square feet to the facility in fiscal 2000. We believe strong distribution support for our stores is a critical element of our expansion strategy and is central to our ability to maintain a low cost operating structure. As we continue to expand our store base, we intend to open new stores in locations that can be supplied from our existing distribution center.

     We receive substantially all of our merchandise at our distribution center. For key products, we maintain backstock at the distribution center that is allocated and distributed to stores through an automatic replenishment program based on items sold during the prior week. Merchandise is typically delivered to stores weekly via Company-operated vehicles.

Competition

     The business in which we are engaged is highly competitive. Many of the items that we offer in our stores are also sold by local sporting goods stores, department and discount stores, athletic footwear and other specialty athletic stores, traditional shoe stores and national and regional full-line sporting goods stores. The marketplace for sporting goods remains highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies. In recent years, there has been significant consolidation of large format retailers in large metropolitan markets. However, we believe that the competitive environment for sporting goods remains different in small to mid-sized markets where retail demand may not support larger format stores. In smaller markets, such as those targeted by Hibbett, national chains compete by focusing on a specialty category like athletic footwear in the case of Foot Locker and Foot Action. Many of the stores with which we compete are units of these national chains that have substantially greater financial and other resources than we do.

     Hibbett Sports format stores compete with national chains that focus on athletic footwear, local sporting goods stores, department and discount stores, traditional shoe stores and mass merchandisers. Although our Hibbett Sports format may face competition from a variety of competitors, we believe that our Hibbett Sports format is able to compete effectively by distinguishing itself as a full-line sporting goods store with an emphasis on team and individual sports merchandise complemented by a selection of localized apparel and accessories. The larger markets targeted by Sports & Co. superstores are also highly competitive. Our Sports & Co. superstores compete with sporting goods superstores, athletic footwear superstores and mass merchandisers. Competitors of Sports & Co. superstores may carry similar product lines and national brands and a broader assortment, but we believe the principal competitive factors in its markets are service, breadth of merchandise offered availability of brand names, availability of local merchandise and price. We believe we compete favorably with respect to these factors in the small to mid-sized markets predominantly in the Southeast. However, we cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets, could be detrimental to our business, financial condition and results of operations.

Employees

     As of January 29, 2000, we employed approximately 798 full-time and approximately 1,148 part-time employees, none of whom are represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. We cannot guarantee that our employees will not, in the future, elect to be represented by a union. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

                              Item 2.  Properties

     We currently lease all of our existing 223 store locations and expect that our policy of leasing rather than owning will continue as we expand. Our leases typically provide for a short initial lease term with options on the part of Hibbett to extend. We believe that this lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

     As current leases expire, we believe that we will be able either to obtain lease renewals if desired for present store locations or to obtain leases for equivalent or better locations in the same general area. To date, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. Our leases may contain certain provisions with which we may not be in compliance. Based primarily on our belief that we maintain good relations with our landlords, that most of our leases are at market rents and that we have historically been able to secure leases for suitable locations, we believe that these provisions will not be detrimental to our business or financial condition.

     Our offices and the distribution center are leased under a long term operating lease. Team Sales owns its warehousing and distribution center located in Birmingham, Alabama.

                           Item 3. Legal Proceedings

     Hibbett is a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the business, financial position or results of operations of the Company.

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

                    Fiscal 2000:                                                          High               Low
                                                                                    -----------------  ---------------
                    First Quarter (January 31 to May 1)                                    $  28 1/8         $17 9/16
                    Second Quarter (May 2 to July 31)                                      $29 11/16         $ 20 1/4
                    Third Quarter  (August 1 to October 30)                                $  20 1/4         $ 15 5/8
                    Fourth Quarter (October 31 to January 29)                              $ 19 9/32         $ 12 3/4

                    Fiscal 1999
                    First Quarter (February 1 to May 2)                                    $  35 5/8         $     23
                    Second Quarter (May 3 to August 1)                                     $  40 1/4         $ 32 5/8
                    Third Quarter  (August 2 to October 31)                                $  31 3/4         $     20
                    Fourth Quarter (November 1 to January 30)                              $ 36 1/16         $ 16 1/2

     On April 5, 2000, the last reported sale price for the Company's Common Stock as quoted by NASDAQ was $22.75 per share. As of April 5, 2000, the Company had approximately 54 registered shareholders.

     We have never declared or paid any dividends on our common stock. We currently intend to retain our future earnings to finance the growth and development of our business, and therefore we do not anticipate declaring or paying cash dividends on our common stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deems relevant.

          Item 6. Selected Consolidated Financial and Operating Data

     The information required is incorporated by reference from page 11 of the Company's 2000 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

     The information required is incorporated by reference from pages 12 to 18 of the Company's 2000 Annual Report to Stockholders.

      Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The information required is incorporated by reference from page 16 of the Company's 2000 Annual Report to Stockholders.

       Item 8. Consolidated Financial Statements and Supplementary Data

     The information required is incorporated by reference from pages 19 to 30 of the Company's 2000 Annual Report to Stockholders.

   Item 9. Changes in and Disagreements with Accountants on Accounting and
                             Financial Disclosure

     None.

                                   PART III

            Item 10. Directors and Executive Officers of Registrant

     The information required is incorporated by reference from the sections entitled "Directors and Executive Officers", "The Board of Directors", and "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held June 13, 2000 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

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

                                    PART IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report:

     1.  Financial Statements:

         The following Financial Statements and Supplementary Data of the Registrant and Independent Auditors' Report on such Financial Statements are incorporated by reference from the Company's 2000 Annual Report to Stockholders, in Part II, Item 8:

         Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999

         Consolidated Statements of Operations for the fiscal years ended
            January 29, 2000, January 30, 1999 and January 31,1998

         Consolidated Statements of Stockholders' Investment for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998

         Consolidated Statements of Cash Flows for the fiscal years ended
            January 29, 2000, January 30, 1999 and January 31, 1998

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


                                EXHIBITS INDEX

Exhibit #
---------
3.1 (a)       Certificate of Incorporation of the Company

3.2 (a)       Bylaws of the Company

10.1(e)       Credit Agreement dated as of November 5, 1998 between the
              Company, Hibbett Team Sales, Inc., Sports Wholesale, Inc.,
              AmSouth Bank, NationsBank, N.A. and BankBoston, N.A.

10.2(e)       Credit Agreement dated as of November 5, 1998 between the
              Company, Hibbett Team Sales, Inc., Sports Wholesale, Inc. and
              AmSouth Bank

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

10.5 (d)      The Company's Stock Option Plan (as amended effective as of
              October 10, 1996)

10.6 (d)      The Company's Amended and Restated 1996 Stock Option Plan
              ("1996 Plan")

10.7 (d)      The Company's Employee Stock Purchase Plan

10.8 (d)      The Company's Stock Plan for Outside Directors

10.9.1 (b)    Lease Agreement dated as of February 12, 1996 between QRS 12-
              14 (AL), Inc. and Sports Wholesale, Inc. (the "Lease
              Agreement")

10.9.2 + First Amendment to Lease Agreement dated December 30, 1999 between QRS 11-41 (AL), Inc. and Sports Wholesale, Inc.

10.9.3 (c)    Landlord's Waiver and Consent re: Lease Agreement dated
              February 12, 1996 by QRS 12-14 (AL), Inc.

10.10 (d)     Letter from the Company to Clyde B. Anderson dated September
              13, 1996 re: Consulting Agreement

13.1 +        Fiscal 2000 Annual Report

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

     (c)       Filed as an exhibit to Amendment No. 1 to the Company's
               Registration Statement on Form S-1(Registration No. 333-
               07023), filed with the Securities and Exchange Commission
               July 16, 1996, and incorporated herein by reference.

     (d)       Filed as an exhibit to Amendment No. 2 to the Company's
               Registration Statement on Form S-1(Registration No. 333-
               07023), filed with the Securities and Exchange Commission
               September 16, 1996, and incorporated herein by reference.

     (e)       Filed as an exhibit to the Company's Annual Report on Form
               10-K for the fiscal year ended January 30, 1999, and incorporated herein by reference.

      +        Filed heretowith


(b)   Reports on Form 8-K:

      No reports on Form 8-K have been filed during the three months ended January 29, 2000.


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


               Signature                                            Title                             Date
----------------------------------------------         -------------------------------------     --------------
        /s/ Michael J. Newsome                          Principal Executive Officer and           April 28, 2000
----------------------------------------------                                                    --------------
         Michael J. Newsome                             Director

        /s/ Susan H. Fitzgibbon                         Principal Financial Officer and           April 28, 2000
-----------------------------------------------------                                             --------------
         Susan H. Fitzgibbon                            Principal Accounting Officer

        /s/ Clyde B. Anderson                           Director                                  April 28, 2000
-----------------------------------------------------                                             --------------
         Clyde B. Anderson

        /s/ H. Ray Compton                              Director                                  April 28, 2000
-----------------------------------------------------                                             --------------
         H. Ray Compton

        /s/ F. Barron Fletcher, III                     Director                                  April 28, 2000
-----------------------------------------------------                                             --------------
         F. Barron Fletcher, III

        /s/ Carl Kirkland                               Director                                  April 28, 2000
-----------------------------------------------------                                             --------------
         Carl Kirkland

        /s/ John F. Megrue                              Director                                  April 28, 2000
-----------------------------------------------------                                             --------------
         John F. Megrue

        /s/ Thomas A. Saunders, III                     Director                                  April 28, 2000
-----------------------------------------------------                                             --------------
         Thomas A. Saunders, III

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                          --------------------------





                            Schedules and Exhibits
                                      to
                                 Annual Report
                                      on
                                   Form 10-K
                           for the Fiscal Year Ended
                               January 29, 2000





                          --------------------------



                         HIBBETT SPORTING GOODS, INC.


================================================================================

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE



To Hibbett Sporting Goods, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of HIBBETT SPORTING GOODS, INC. (a Delaware corporation) AND SUBSIDIARIES, included in this Form 10-K and have issued our report thereon dated March 10, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II included in Item 14 of the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                     ARTHUR ANDERSEN LLP



Birmingham, Alabama
March 10, 2000

                         HIBBETT SPORTING GOODS, INC.


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


 FOR THE YEARS ENDED JANUARY 29, 2000, JANUARY 30, 1999, AND JANUARY 31, 1998



                                                                        Fiscal Year Ended
                                                --------------------------------------------------------------
                                                    January 29,            January 30,           January 31,
                                                       2000                   1999                   1998
                                                ------------------      ---------------      -----------------
Balance of allowance for doubtful accounts
   at beginning of period                          $224,000                $184,000             $134,000

Charged to costs and expenses                        73,900                  85,400              110,000

Write-offs, net of recoveries                       (18,900)                (45,400)             (60,000)
                                                   --------                --------            ---------
Balance of allowance for doubtful accounts
   at end of period                                $279,000                $224,000             $184,000
                                                   ========                ========            =========