Form 10-Q
period 2000-04-29
HIBBETT SPORTING GOODS INC
filed 2000-06-12
CIK 1017480

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(mark one)


    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------
           EXCHANGE ACT OF 1934.

           For the quarterly period ended: April 29, 2000
                                           --------------


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

                      Yes     X                 No ______
                         -------------

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of April 29, 2000 were 6,438,249 shares.

                         HIBBETT SPORTING GOODS, INC.

                                     INDEX

                                                                      Page No.
                                                                      --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets at April 29, 2000 and
          January 29, 2000                                               2

     Condensed Consolidated Statements of Operations for the Thirteen
          Week Periods Ended April 29, 2000 and May 1, 1999              3

     Condensed Consolidated Statements of Cash Flows for the Thirteen
          Week Periods Ended April 29, 2000 and May 1, 1999              4

     Notes to Condensed Consolidated Financial Statements                5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            6

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              9

Item 2.   Changes in Securities                                          9

Item 3.   Defaults Upon Senior Securities                                9

Item 4.   Submission of Matters to Vote of Security-Holders              9

Item 5.   Other Information                                              9

Item 6.   Exhibits and Reports on Form 8-K                               9

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)


                                                                               April 29, 2000                   January 29, 2000
                                                                       ----------------------------       --------------------------
                                                                                 (Unaudited)                        (Audited)
Assets
  Current Assets:
     Cash and cash equivalents                                         $                        228       $                     860
     Accounts receivable, net                                                                 1,849                           2,123
     Inventories                                                                             64,622                          58,066
     Prepaid expenses and other                                                                 976                             750
     Deferred income taxes                                                                      703                             718
                                                                       ----------------------------       -------------------------
        Total current assets                                                                 68,378                          62,517
                                                                       ----------------------------       -------------------------

  Property and equipment, net                                                                20,139                          19,957
                                                                       ----------------------------       -------------------------

  Noncurrent Assets:
     Deferred income taxes                                                                      638                             610
     Other, net                                                                                 365                             194
                                                                       ----------------------------       -------------------------
        Total noncurrent assets                                                               1,003                             804
                                                                       ----------------------------       -------------------------

Total Assets                                                           $                     89,520       $                  83,278
                                                                       ============================       =========================


Liabilities and Stockholders' Investment
  Current Liabilities:
     Accounts payable                                                  $                     24,576       $                  19,047
     Accrued income taxes                                                                     1,931                             546
     Accrued expenses:
        Payroll-related                                                                       2,520                           3,044
        Other                                                                                 2,193                           2,049
                                                                       ----------------------------       -------------------------
     Total current liabilities                                                               31,220                          24,686
                                                                       ----------------------------       -------------------------

  Long-Term Debt                                                                              1,303                           4,391
                                                                       ----------------------------       -------------------------

  Stockholders' Investment:
     Preferred stock, $.01 par value 1,000,000 shares
        authorized, no shares outstanding                                                         -                               -
     Common stock, $.01 par value, 12,000,000 shares
        authorized, 6,438,249 shares issued and
        outstanding at April 29, 2000 and 6,435,552
        shares issued and outstanding at January 29, 2000                                        64                              64
     Paid-in capital                                                                         54,312                          54,277
     Retained earnings (deficit)                                                              2,621                            (140)
                                                                       ----------------------------       -------------------------
        Total stockholders' investment                                                       56,997                          54,201
                                                                       ----------------------------       -------------------------

Total Liabilities and Stockholders' Investment                         $                     89,520       $                  83,278
                                                                       ============================       =========================


           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars In Thousands, Except Per Share Amounts)


                                                                        Thirteen Weeks Ended
                                                         -------------------------------------------------
                                                              April 29, 2000               May 1, 1999
                                                         ---------------------       ---------------------
                                                               (Unaudited)                 (Unaudited)

Net sales                                                $              50,522       $              42,804
Cost of goods sold,
  including warehouse, distribution
  and store occupancy costs                                             35,130                      29,812
                                                         ---------------------       ---------------------
     Gross profit                                                       15,392                      12,992

Store operating, selling, and
  administrative expenses                                                9,716                       8,412

Depreciation and amortization                                            1,135                         863
                                                         ---------------------       ---------------------
     Operating income                                                    4,541                       3,717

Interest expense, net                                                       69                          53
                                                         ---------------------       ---------------------

     Income before provision for income taxes                            4,472                       3,664

Provision for income taxes                                               1,711                       1,401
                                                         ---------------------       ---------------------
     Net income                                          $               2,761       $               2,263
                                                         =====================       =====================


Basic earnings per common share                          $                0.43       $                0.35
                                                         =====================       =====================

Diluted earnings per common share                        $                0.42       $                0.35
                                                         =====================       =====================

Weighted average shares outstanding:
     Basic                                                           6,436,278                   6,416,189
                                                         =====================       =====================
     Diluted                                                         6,530,192                   6,540,392
                                                         =====================       =====================



           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)

                                                                                            Thirteen Weeks Ended
                                                                           ------------------------------------------------------
                                                                                 April 29, 2000                May 1, 1999
                                                                           ------------------------      ------------------------
                                                                                  (Unaudited)                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $                 2,761      $                  2,263
                                                                           ------------------------      ------------------------
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                                            1,135                           863
     Deferred income taxes                                                                      (13)                          (58)
     Loss on disposal of assets                                                                   2                            13
     Change in assets and liabilities                                                          (155)                       (5,735)
                                                                           ------------------------      ------------------------
        Total adjustments                                                                       969                        (4,917)
                                                                           ------------------------      ------------------------
        Net cash provided by (used in) operating activities                                   3,730                        (2,654)
                                                                           ------------------------      ------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                       (1,319)                       (1,098)
  Proceeds from sale of property                                                                 10                             4
                                                                           ------------------------      ------------------------
        Net cash (used in) investing activities                                              (1,309)                       (1,094)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan activity, net                                                               (3,088)                        3,406
  Proceeds from options exercised and purchase
     of shares under employee stock purchase plan                                                35                            57
                                                                           ------------------------      ------------------------
        Net cash provided by (used in) financing activities                                  (3,053)                        3,463
                                                                           ------------------------      ------------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    (632)                         (285)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  860                           945
                                                                           ------------------------      ------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $                    228      $                    660
                                                                           ========================      ========================

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2000. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of April 29, 2000 and May 1, 1999, and the results of its operations and cash flows for the periods presented.

          The Company has experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.


2.   Earnings Per Share

          Basic earnings per share ("EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Diluted EPS has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each respective period.

          A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                             Thirteen Week Period Ended
                                                       --------------------------------------
                                                        April 29, 2000          May 1, 1999
                                                       ---------------        ---------------
            Weighted average shares outstanding:
                Basic                                        6,436,278              6,416,189
                Dilutive effect of stock options                93,914                124,203
                                                       ---------------        ---------------
                   Diluted                                   6,530,192              6,540,392
                                                       ===============        ===============

          For the thirteen week periods ended April 29, 2000 and May 1, 1999, 94,600 and 81,200 anti-dilutive options, respectively, were appropriately excluded from the computation.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Hibbett Sporting Goods, Inc. ("we" or "Hibbett" or the "Company") is a rapidly-growing operator of full-line sporting goods stores in small to mid-sized markets predominantly in the southeastern United States. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel at competitive prices with superior customer service. Our merchandise assortment features a broad selection of brand name merchandise emphasizing team and individual sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. Our management team believes that our stores are among the primary retail distribution alternatives for brand name vendors that seek to reach our target markets.

     As of April 29, 2000, we operated 213 Hibbett Sports stores as well as thirteen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 19 states. Our primary retail format and growth vehicle is Hibbett Sports a 5,000 square foot store located in enclosed malls and dominant strip centers. We target markets with county populations that range from 30,000 to 250,000. By targeting smaller markets, we believe that we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

     Hibbett operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the State of Delaware.


Results of Operations

     The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

                                                                                                   Thirteen Week
                                                                                                   Period Ended
                                                                                      --------------------------------------
                                                                                         April 29, 2000       May 1, 1999
                                                                                         --------------       -----------
          Net sales                                                                           100.0%             100.0%
          Cost of goods sold, including warehouse,
            distribution and store occupancy costs                                             69.5               69.6
                                                                                              -----              -----
          Gross profit                                                                         30.5               30.4
          Store operating, selling, and administrative
            expenses                                                                           19.2               19.7
          Depreciation and amortization                                                         2.3                2.0
                                                                                              -----              -----
          Operating income                                                                      9.0                8.7
          Interest expense, net                                                                 0.1                0.1
                                                                                              -----              -----
          Income before provision for income taxes                                              8.9                8.6
          Provision for income taxes                                                            3.4                3.3
                                                                                              -----              -----
          Net income                                                                            5.5%               5.3%
                                                                                             ======             ======

Thirteen Weeks Ended April 29, 2000 Compared to Thirteen Weeks Ended May 1, 1999

     Net sales. Net sales increased $7.7 million, or 18.0%, to $50.5 million for the thirteen weeks ended April 29, 2000, from $42.8 million for the comparable period in the prior year. This increase is attributed to the opening of a net of forty-seven Hibbett Sports stores and two Sports Additions stores in the 52 week period ended April 29, 2000, and a 1.4% increase in comparable store net sales. The increase in comparable store net sales was primarily due to increased equipment sales. New stores and stores not in the comparable store net sales calculation accounted for $7.2 million of the increase in net sales, and increases in comparable store net sales contributed $500,000. Comparable store net sales data for the period reflect sales for our traditional format stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended April 29, 2000, we opened seven new stores.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $15.4 million, or 30.5% of net sales, in the thirteen weeks ended April 29, 2000, as compared to $13.0 million, or 30.4% of net sales, in the same period of the prior fiscal year. The improved gross margin was due to higher product margins and improved leveraging of distribution center costs over a larger store base in the current year period.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $9.7 million, or 19.2% of net sales, for the thirteen weeks ended April 29, 2000, as compared to $8.4 million, or 19.7% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended April 29, 2000 is attributable to improved leveraging of administrative costs over a larger store base and fewer new store openings in the current year period.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.3% in the thirteen weeks ended April 29, 2000 compared to 2.0% in the thirteen weeks ended May 1, 1999. The increase as a percent to sales is primarily attributable to depreciation associated with the warehouse expansion completed in the fourth quarter of fiscal 2000.

     Interest expense, net. Net interest expense for the thirteen weeks ended April 29, 2000 was $69,000 compared to net interest expense of $53,000 in the prior year period. The increase is attributable to higher market interest rates.


Liquidity and Capital Resources

     Our capital requirements relate primarily to new store openings and working capital requirements. Our working capital needs are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarter of our fiscal year. Historically, we have funded our cash requirements primarily through cash flows from operations and borrowings under our revolving loan facilities.

     Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. We have continued to increase our inventory levels in the thirteen weeks ended April 29, 2000 as the number of stores has increased. We have financed this increase primarily through increased net income and increases in accounts payable balances. Net cash provided by operating activities was $3.7 million for the thirteen week period ending April 29, 2000 as compared to net cash used in operating activities of $2.7 million for the thirteen week period ending May 1, 1999.

     With respect to cash flows from investing activities, capital expenditures were $1.3 million in the thirteen week period ended April 29, 2000 compared to $1.1 million for the comparable period in the prior year. Capital expenditures in the thirteen weeks ended April 29, 2000 primarily related to the opening of seven new stores and certain office and distribution center-related expenditures.

     Net cash used in financing activities was $3.1 million in the thirteen week period ended April 29, 2000 compared with $3.5 million provided by financing activities in the prior year period. Financing activities primarily result from borrowings and repayments under our credit facilities. The decline in borrowings during the thirteen week period ended April 29, 2000 resulted from the completion of the distribution center expansion and lower working capital requirements.

     The Company estimates capital expenditures in fiscal 2001 to be approximately $8.0 million which includes resources budgeted to (i) fund the opening of approximately 60 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center related capital expenditures.

     Hibbett maintains an unsecured revolving credit facility which will expire November 5, 2002 and allows borrowings up to $25 million. We also maintain an unsecured working capital line of credit for $7 million which is subject to annual renewal. As of April 29, 2000, the Company had $1.3 million outstanding under these facilities. Based on our current operating and store opening plans, management believes that we can fund our cash needs for the foreseeable future through borrowings under the credit facility, the working capital line of credit and cash generated from operations.

     In April 2000, the Company established a $20 million unsecured Future Advance Facility ("The Future Advance Facility"). The Future Advance Facility will be used as needed through March 31, 2001 or such later date as the lenders may agree to for the purpose of financing the potential buyback of Hibbett's common stock. There were no amounts outstanding under the Future Advance Facility at April 29, 2000.


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

     None

ITEM 3:   Defaults Upon Senior Securities

     None

ITEM 4:   Submission of Matters to Vote of Security-Holders

     None

ITEM 5:   Other Information

     None

ITEM 6:   Exhibits and Reports on Form 8-K

     (A)  Exhibits

          Exhibit #      Description
          ---------      -----------
            10.1         Credit Agreement dated as of April 17, 2000 between the
                         Company, Hibbett Team Sales, Inc., Sports Wholesale,
                         Inc. and AmSouth Bank, Fleet National Bank and Bank of
                         America, N.A.

            27           Financial Data Schedule (for SEC use only)

     (B)  Reports on Form 8-K

     The Company filed a Form 8-K on April 4, 2000 in connection with the announcement of the stock repurchase program.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                        HIBBETT SPORTING GOODS, INC.

Date:     June 7, 2000                       By:  /s/ Susan H. Fitzgibbon
      ----------------------                    -------------------------------
                                                Susan H. Fitzgibbon
                                                Vice President and
                                                Chief Financial Officer