Form 10-Q
period 2000-07-29
HIBBETT SPORTING GOODS INC
filed 2000-09-11
CIK 1017480

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

(mark one)


    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ----
        EXCHANGE ACT OF 1934.

        For the quarterly period ended: July 29, 2000
                                        -------------


                                    - OR -


______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                      Yes  X    No _____
                         -----

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of July 29, 2000 were 6,466,935 shares.

                         HIBBETT SPORTING GOODS, INC.


                                     INDEX


                                                                              Page No.
                                                                              --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets at July 29, 2000 and
          January 29, 2000                                                       2

     Condensed Consolidated Statements of Operations for the Thirteen Week
          and Twenty-Six Week Periods Ended July 29, 2000 and July 31, 1999      3

     Condensed Consolidated Statements of Cash Flows for the Twenty-Six
          Week Periods Ended July 29, 2000 and July 31, 1999                     4

     Notes to Condensed Consolidated Financial Statements                        5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     6

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                       9

Item 2.  Changes in Securities                                                   9

Item 3.  Defaults Upon Senior Securities                                         9

Item 4.  Submission of Matters to Vote of Security-Holders                       9

Item 5.  Other Information                                                      10

Item 6.  Exhibits and Reports on Form 8-K                                       10

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)


                                                               July 29, 2000        January 29, 2000
                                                            -------------------    -------------------
                                                                (Unaudited)             (Audited)
Assets
  Current Assets:
     Cash and cash equivalents                               $           1,854      $             860
     Accounts receivable, net                                            2,357                  2,123
     Inventories                                                        70,376                 58,066
     Prepaid expenses and other                                            611                    750
     Refundable income tax                                                 184                      -
     Deferred income taxes                                                 690                    718
                                                            -------------------    -------------------
        Total current assets                                            76,072                 62,517
                                                            -------------------    -------------------

  Property and equipment, net                                           20,830                 19,957
                                                            -------------------    -------------------

  Noncurrent Assets:
     Deferred income taxes                                                 665                    610
     Other, net                                                            315                    194
                                                            -------------------    -------------------
        Total noncurrent assets                                            980                    804
                                                            -------------------    -------------------

Total Assets                                                 $          97,882      $          83,278
                                                            ===================    ===================

Liabilities and Stockholders' Investment
  Current Liabilities:
     Accounts payable                                        $          23,800      $          19,047
     Accrued income taxes                                                    -                    546
     Accrued expenses:
        Payroll-related                                                  2,581                  3,044
        Other                                                            2,274                  2,049
                                                            -------------------    -------------------
     Total current liabilities                                          28,655                 24,686
                                                            -------------------    -------------------

  Long-Term Debt                                                        10,000                  4,391
                                                            -------------------    -------------------
  Stockholders' Investment:
     Preferred stock, $.01 par value 1,000,000 shares
        authorized, no shares outstanding                                    -                      -
     Common stock, $.01 par value, 12,000,000  shares
        authorized, 6,466,935 shares issued and
        outstanding at July 29, 2000 and 6,435,552
        shares issued and outstanding at January 29, 2000                   65                     64
     Paid-in capital                                                    54,521                 54,277
     Retained earnings (deficit)                                         4,641                   (140)
                                                            -------------------    -------------------
        Total stockholders' investment                                  59,227                 54,201
                                                            -------------------    -------------------

Total Liabilities and Stockholders' Investment               $          97,882      $          83,278
                                                            ===================    ===================

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars In Thousands, Except Per Share Amounts)

                                                           Thirteen Weeks Ended                  Twenty-Six Weeks Ended
                                                  -----------------------------------     -----------------------------------
                                                   July 29, 2000       July 31, 1999       July 29, 2000       July 31, 1999
                                                  ---------------     ---------------     ---------------     ---------------
                                                    (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
Net sales                                           $    46,626         $    39,342         $    97,148         $    82,146
Cost of goods sold,
  including warehouse, distribution
  and store occupancy costs                              32,933              27,857              68,063              57,669
                                                    -----------         -----------         -----------         -----------
     Gross profit                                        13,693              11,485              29,085              24,477

Store operating, selling, and
  administrative expenses                                 9,122               7,816              18,838              16,228

Depreciation and amortization                             1,135                 914               2,270               1,777
                                                    -----------         -----------         -----------         -----------
     Operating income                                     3,436               2,755               7,977               6,472

Interest expense                                            191                 102                 260                 155
                                                    -----------         -----------         -----------         -----------

     Income before provision for income taxes             3,245               2,653               7,717               6,317

Provision for income taxes                                1,225               1,015               2,936               2,416
                                                    -----------         -----------         -----------         -----------
     Net income                                     $     2,020         $     1,638         $     4,781         $     3,901
                                                    ===========         ===========         ===========         ===========

Basic earnings per common share                     $      0.31         $      0.26         $      0.74         $      0.61
                                                    ===========         ===========         ===========         ===========

Diluted earnings per common share                   $      0.31         $      0.25         $      0.73         $      0.60
                                                    ===========         ===========         ===========         ===========

Weighted average shares outstanding:
     Basic                                            6,446,276           6,428,022           6,441,277           6,422,106
                                                    ===========         ===========         ===========         ===========
     Diluted                                          6,607,439           6,567,919           6,572,101           6,554,415
                                                    ===========         ===========         ===========         ===========


           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)

                                                                       Twenty-Six Weeks Ended
                                                                 ----------------------------------
                                                                 July 29, 2000        July 31, 1999
                                                                 -------------        -------------
                                                                  (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $    4,781           $    3,901
                                                                   ----------           ----------
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                      2,270                1,777
     Deferred income taxes                                                (27)                (117)
     Loss on disposal of assets                                            16                    6
     Change in assets and liabilities                                  (8,761)              (2,750)
                                                                   ----------           ----------
       Total adjustments                                               (6,502)              (1,084)
                                                                   ----------           ----------
       Net cash provided by (used in) operating activities             (1,721)               2,817
                                                                   ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (3,161)              (3,338)
  Proceeds from sale of property                                           22                  110
                                                                   ----------           ----------
       Net cash (used in) investing activities                         (3,139)              (3,228)
                                                                   ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan activity, net                                          5,609                4,000
  Proceeds from options exercised and purchase
   of shares under employee stock purchase plan                           245                  144
                                                                   ----------           ----------
       Net cash provided by financing activities                        5,854                4,144
                                                                   ----------           ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 994                3,733

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            860                  945
                                                                   ----------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    1,854           $    4,678
                                                                   ==========           ==========

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2000. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of July 29, 2000 and July 31, 1999, and the results of its operations and cash flows for the periods presented.

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

     A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                  Thirteen Week Period Ended             Twenty-Six Week Period Ended
                                              -----------------------------------------------------------------------
                                                  July 29,          July 31,            July 29,           July 31,
                                                    2000              1999                2000               1999
                                              --------------      -------------      -------------      -------------
Weighted average shares outstanding:
    Basic                                          6,446,276          6,428,022          6,441,277          6,422,106
    Dilutive effect of stock options                 161,163            139,897            130,824            132,309
                                              --------------      -------------      -------------      -------------
       Diluted                                     6,607,439          6,567,919          6,572,101          6,554,415
                                              ==============      =============      =============      =============

     For the thirteen week periods ended July 29, 2000 and July 31, 1999, 79,600 and 81,200 anti-dilutive options, respectively, were appropriately excluded from the computation. For the twenty-six week periods ended July 29, 2000 and July 31, 1999, 84,600 and 81,200 anti-dilutive options, respectively, were appropriately excluded from the computation.

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

     As of July 29, 2000, we operated 224 Hibbett Sports stores as well as fifteen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 19 states. Our primary retail format and growth vehicle is Hibbett Sports a 5,000 square foot store located in enclosed malls and dominant strip centers. We target markets with county populations that range from 30,000 to 250,000. By targeting smaller markets, we believe that we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

     Hibbett operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the State of Delaware.

Results of Operations

     The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

                                                                Thirteen Week                           Twenty-Six Week
                                                                Period Ended                             Period Ended
                                                     -----------------------------------      ----------------------------------
                                                        July 29, 2000     July 31, 1999          July 29, 2000     July 31, 1999
  Net sales                                                  100.0%            100.0%                 100.0%            100.0%
  Cost of goods sold, including warehouse,
   distribution and store occupancy costs                     70.6              70.8                   70.1              70.2
                                                             -----             -----                  -----             -----
  Gross profit                                                29.4              29.2                   29.9              29.8
  Store operating, selling, and administrative
   expenses                                                   19.6              19.9                   19.4              19.7
  Depreciation and amortization                                2.4               2.3                    2.3               2.2
                                                             -----             -----                  -----             -----
  Operating income                                             7.4               7.0                    8.2               7.9
  Interest expense, net                                        0.4               0.3                    0.3               0.2
                                                             -----             -----                  -----             -----
  Income before provision for income taxes                     7.0               6.7                    7.9               7.7
  Provision for income taxes                                   2.7               2.5                    3.0               2.9
                                                             -----             -----                  -----             -----
  Net income                                                   4.3%              4.2%                   4.9%              4.8%
                                                             =====             =====                  =====             =====

Thirteen Weeks Ended July 29, 2000 Compared to Thirteen Weeks Ended July 31,
1999

     Net sales. Net sales increased $7.3 million, or 18.5%, to $46.6 million for the thirteen weeks ended July 29, 2000, from $39.3 million for the comparable period in the prior year. This increase is attributed to the opening of a net of forty-four Hibbett Sports stores and three Sports Additions stores in the 52 week period ended July 29, 2000, and a 2.0% increase in comparable store net sales. The increase in comparable store net sales was primarily due to increased equipment and apparel sales. New stores and stores not in the comparable store net sales calculation accounted for $6.6 million of the increase in net sales, and increases in comparable store net sales contributed $700,000. Comparable store net sales data for the period reflect sales for our traditional format stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended July 29, 2000, we opened eleven Hibbett Sports stores and two Sports Additions stores.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $13.7 million, or 29.4% of net sales, in the thirteen weeks ended July 29, 2000, as compared to $11.5 million, or 29.2% of net sales, in the same period of the prior fiscal year. The improved gross margin was due to higher product margins.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $9.1 million, or 19.6% of net sales, for the thirteen weeks ended July 29, 2000, as compared to $7.8 million, or 19.9% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended July 29, 2000 is attributable to improved leveraging of administrative costs over a larger store base.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.4% in the thirteen weeks ended July 29, 2000 compared to 2.3% in the thirteen weeks ended July 31, 1999. The increase as a percent to sales is primarily attributable to depreciation associated with the warehouse expansion completed in the fourth quarter of fiscal 2000.

     Interest expense. Interest expense for the thirteen weeks ended July 29, 2000 was $191,000 compared to $102,000 in the prior year period. The increase is attributable to higher levels of borrowing under the Company's credit facilities in the current year to fund working capital requirements.

Twenty-Six Weeks Ended July 29, 2000 Compared to Twenty-Six Weeks Ended July 31, 1999

     Net sales. Net sales increased $15.0 million, or 18.3%, to $97.1 million for the twenty-six weeks ended July 29, 2000, from $82.1 million for the comparable period in the prior year. This increase is attributed to the opening of a net of forty-four Hibbett Sports stores and three Sports Additions stores in the 52 week period ended July 29, 2000, and a 1.7% increase in comparable store net sales. The increase in comparable store net sales was primarily due to increased equipment sales. New stores and stores not in the comparable store net sales calculation accounted for $13.8 million of the increase in net sales, and increases in comparable store net sales contributed $1.2 million. Comparable store net sales data for the period reflect sales for our traditional format stores open throughout the period and the corresponding period of the prior fiscal year. During the twenty-six weeks ended July 29, 2000, we opened eighteen Hibbett Sports stores and two Sports Additions stores.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $29.1 million, or 29.9% of net sales, in the twenty-six weeks ended July 29, 2000, as compared to $24.5 million, or 29.8% of net sales, in the same period of the prior fiscal year. The improved gross margin was due to higher product margins and improved leveraging of distribution center costs over a larger store base in the current year period.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $18.8 million, or 19.4% of net sales, for the twenty-six weeks ended July 29, 2000, as compared to $16.2 million, or 19.7% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the twenty-six weeks ended July 29, 2000 is attributable to improved leveraging of administrative costs over a larger store base and fewer new store openings in the current year period.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.3% in the twenty-six weeks ended July 29, 2000 compared to 2.2% in the twenty-six weeks ended July 31, 1999. The increase as a percent to sales is primarily attributable to depreciation associated with the warehouse expansion completed in the fourth quarter of fiscal 2000.

     Interest expense. Interest expense for the twenty-six weeks ended July 29, 2000 was $260,000 compared to $155,000 in the prior year period. The increase is attributable to higher market interest rates and higher levels of borrowing on the Company's credit facilities in the current year to fund new stores and working capital requirements.

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

     Net cash provided by (used in) operating activities for the periods presented was primarily driven by net income levels combined with fluctuations in inventory and accounts payable balances. Net cash used in operating activities was $1.7 million for the twenty-six week period ending July 29, 2000 as compared to net cash provided by operating activities of $2.8 million for the twenty-six week period ending July 31, 1999. We have continued to increase our inventory levels in the twenty-six weeks ended July 29, 2000 and July 31, 1999, as the number of stores has increased. The Company typically finances these increases through increased net income, increases in accounts payable balances and borrowings under our revolving credit facilities.

     With respect to cash flows from investing activities, capital expenditures were $3.2 million in the twenty-six week period ended July 29, 2000 compared to $3.3 million for the comparable period in the prior year. Capital expenditures in the twenty-six weeks ended July 29, 2000 primarily related to the opening of twenty new stores and certain office and distribution center-related expenditures. In the prior year period, we opened 24 new stores.

     The Company estimates capital expenditures in fiscal 2001 to be approximately $8.0 million which includes resources budgeted to (i) fund the opening of approximately 60 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center related capital expenditures.

     Net cash provided by financing activities was $5.9 million in the twenty-six week period ended July 29, 2000 compared with $4.1 million in the prior year period. Financing activities in the current year and prior year periods were primarily the result of borrowings under our credit facilities. These borrowings were used to fund new stores and working capital requirements.

     Hibbett maintains an unsecured revolving credit facility which will expire November 5, 2002 and allows borrowings up to $25 million. We also maintain an unsecured working capital line of credit for $7 million which is subject to annual renewal. As of July 29, 2000, the Company had $10.0 million outstanding under these facilities. Based on our current operating and store opening plans, management believes that we can fund our cash needs for the foreseeable future through borrowings under the credit facility, the working capital line of credit and cash generated from operations.

     In April 2000, the Company established a $20 million unsecured Future Advance Facility ("The Future Advance Facility"). The Future Advance Facility will be used as needed through March 31, 2001 or such later date as the lenders may agree to for the purpose of financing the potential buyback of Hibbett's common stock. There were no amounts outstanding under the Future Advance Facility at July 29, 2000.

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

     None

ITEM 3:    Defaults Upon Senior Securities

     None

ITEM 4:    Submission of Matters to Vote of Security-Holders

     The Company's Annual Meeting of Shareholders was held June 13, 2000.

     The following individuals were re-elected to the Board of Directors:

                                           Votes For      Votes Withheld
                                        ------------      --------------
          F. Barron Fletcher, III          5,905,009           1,700
          John F. Megrue                   5,905,109           1,600

     As Class I directors, Messrs. Fletcher and Megrue will serve until the Annual Meeting of Shareholders to be held in 2003 or until their successors are elected and qualified.

     Arthur Andersen LLP was approved as the independent public accountants of the Company for the fiscal year ending February 3, 2001 by the following vote:

             For                  Against                Abstain
             ---                  -------                -------
          5,893,003                13,401                  305

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


                                         HIBBETT SPORTING GOODS, INC.


Date:     September 7, 2000                   By: /s/ Susan H.Fitzgibbon
       ------------------------                  -------------------------
                                                 Susan H. Fitzgibbon
                                                 Vice President and
                                                 Chief Financial Officer