Form 10-Q
period 2000-10-28
HIBBETT SPORTING GOODS INC
filed 2000-12-11
CIK 1017480

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                   FORM 10-Q

(mark one)



____X____  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.


           For the quarterly period ended: October 28, 2000
                                           ----------------


                                    - OR -


_________  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

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

                      Yes     X                 No ______
                         -------------

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of October 28, 2000 were 6,472,883 shares.

                          HIBBETT SPORTING GOODS, INC.


                                     INDEX

                                                                                  Page No.
                                                                                  --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets at October 28, 2000 and
          January 29, 2000                                                           2

     Condensed Consolidated Statements of Operations for the Thirteen Week and
          Thirty-Nine Week Periods Ended October 28, 2000 and October 30, 1999       3

     Condensed Consolidated Statements of Cash Flows for the Thirty-Nine
          Week Periods Ended October 28, 2000 and October 30, 1999                   4

     Notes to Condensed Consolidated Financial Statements                            5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                     6

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                           9

Item 2.  Changes in Securities                                                       9

Item 3.  Defaults Upon Senior Securities                                             9

Item 4.  Submission of Matters to Vote of Security-Holders                           9

Item 5.  Other Information                                                           9

Item 6.  Exhibits and Reports on Form 8-K                                            9

                           HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Dollars In Thousands)

                                                                    October 28, 2000       January 29, 2000
                                                                    ----------------       ----------------
                                                                      (Unaudited)               (Audited)
Assets
  Current Assets:
    Cash and cash equivalents                                       $          1,092       $            860
    Accounts receivable, net                                                   2,634                  2,123
    Inventories                                                               79,605                 58,066
    Prepaid expenses and other                                                   748                    750
    Deferred income taxes                                                        673                    718
                                                                    ----------------       ----------------
       Total current assets                                                   84,752                 62,517
                                                                    ----------------       ----------------

  Property and equipment, net                                                 22,147                 19,957
                                                                    ----------------       ----------------

  Noncurrent Assets:
    Deferred income taxes                                                        694                    610
    Other, net                                                                   299                    194
                                                                    ----------------       ----------------
       Total noncurrent assets                                                   993                    804
                                                                    ----------------       ----------------

Total Assets                                                        $        107,892       $         83,278
                                                                    ================       ================


Liabilities and Stockholders' Investment
  Current Liabilities:
    Accounts payable                                                $         29,076       $         19,047
    Accrued income taxes                                                         938                    546
    Accrued expenses:
       Payroll-related                                                         2,447                  3,044
       Other                                                                   2,484                  2,049
                                                                    ----------------       ----------------
    Total current liabilities                                                 34,945                 24,686
                                                                    ----------------       ----------------

  Long-Term Debt                                                              10,999                  4,391
                                                                    ----------------       ----------------

  Stockholders' Investment:
    Preferred stock, $.01 par value 1,000,000 shares
       authorized, no shares outstanding                                           -                      -
    Common stock, $.01 par value, 12,000,000 shares
       authorized, 6,472,883 shares issued and
       outstanding at October 28, 2000 and 6,435,552
       shares issued and outstanding at January 29, 2000                          65                     64
    Paid-in capital                                                           54,603                 54,277
    Retained earnings (deficit)                                                7,280                   (140)
                                                                    ----------------       ----------------
       Total stockholders' investment                                         61,948                 54,201
                                                                    ----------------       ----------------

Total Liabilities and Stockholders' Investment                      $        107,892       $         83,278
                                                                    ================       ================

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars In Thousands, Except Per Share Amounts)

                                                      Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                 ------------------------------       ------------------------------
                                                 Oct 28, 2000      Oct 30, 1999       Oct 28, 2000      Oct 30, 1999
                                                 ------------      ------------       ------------      ------------
                                                  (Unaudited)       (Unaudited)        (Unaudited)       (Unaudited)
Net sales                                        $     52,075      $     42,223       $    149,224      $    124,369
Cost of goods sold,
  including warehouse, distribution
  and store occupancy costs                            36,242            29,417            104,305            87,086
                                                 ------------      ------------       ------------      ------------
     Gross profit                                      15,833            12,806             44,919            37,283

Store operating, selling, and
  administrative expenses                              10,147             8,334             28,986            24,562

Depreciation and amortization                           1,252               954              3,522             2,731
                                                 ------------      ------------       ------------      ------------
     Operating income                                   4,434             3,518             12,411             9,990

Interest expense                                          195                83                455               238
                                                 ------------      ------------       ------------      ------------

     Income before provision for income taxes           4,239             3,435             11,956             9,752

Provision for income taxes                              1,600             1,314              4,536             3,730
                                                 ------------      ------------       ------------      ------------
     Net income                                  $      2,639      $      2,121       $      7,420      $      6,022
                                                 ============      ============       ============      ============


Basic earnings per common share                  $       0.41      $       0.33       $       1.15      $       0.94
                                                 ============      ============       ============      ============

Diluted earnings per common share                $       0.40      $       0.33       $       1.13      $       0.92
                                                 ============      ============       ============      ============

Weighted average shares outstanding:
     Basic                                          6,469,122         6,432,523          6,450,559         6,425,578
                                                 ============      ============       ============      ============
     Diluted                                        6,629,707         6,504,315          6,593,340         6,540,641
                                                 ============      ============       ============      ============

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)


                                                                        Thirty-Nine Weeks Ended
                                                                   ----------------------------------
                                                                    Oct 28, 2000         Oct 30, 1999
                                                                    ------------         ------------
                                                                    (Unaudited)          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $      7,420         $      6,022
                                                                    ------------         ------------
  Adjustments to reconcile net income to net
     cash (used in) operating activities:
     Depreciation and amortization                                         3,522                2,731
     Deferred income taxes                                                   (39)                (176)
     Loss on disposal of assets                                               13                    5
     Change in assets and liabilities                                    (11,923)             (11,185)
                                                                    ------------         ------------
        Total adjustments                                                 (8,427)              (8,625)
                                                                    ------------         ------------
        Net cash (used in) operating activities                           (1,007)              (2,603)
                                                                    ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                    (5,721)              (6,034)
  Proceeds from sale of property                                              25                  111
                                                                    ------------         ------------
        Net cash (used in) investing activities                           (5,696)              (5,923)
                                                                    ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan activity, net                                             6,608                8,000
  Proceeds from options exercised and purchase
     of shares under employee stock purchase plan                            327                  167
                                                                    ------------         ------------
        Net cash provided by financing activities                          6,935                8,167
                                                                    ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         232                 (359)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               860                  945
                                                                    ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $      1,092         $        586
                                                                    ============         ============

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2000. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of October 28, 2000 and October 30, 1999, and the results of its operations and cash flows for the periods presented.

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

     A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                               Thirteen Week Period Ended         Thirty-Nine Week Period Ended
                                              -------------------------------------------------------------------
                                               October 28,      October 30,       October 28,         October 30,
                                                   2000            1999              2000                1999
                                              ------------     ------------      -------------      -------------
Weighted average shares outstanding:
    Basic                                        6,469,122        6,432,523          6,450,559          6,425,578
    Dilutive effect of stock options               160,585           71,792            142,781            115,063
                                              ------------     ------------      -------------      -------------
       Diluted                                   6,629,707        6,504,315          6,593,340          6,540,641
                                              ============     ============      =============      =============

     For the thirteen week periods ended October 28, 2000 and October 30, 1999, 79,600 and 185,450 anti-dilutive options, respectively, were appropriately excluded from the computation. For the thirty-nine week periods ended October 28, 2000 and October 30, 1999, 84,600 and 86,200 anti-dilutive options, respectively, were appropriately excluded from the computation.


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

     As of October 28, 2000, we operated 247 Hibbett Sports stores as well as sixteen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 19 states. Our primary retail format and growth vehicle is Hibbett Sports a 5,000 square foot store located in enclosed malls and dominant strip centers. We target markets with county populations that range from 30,000 to 250,000. By targeting smaller markets, we believe that we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

     Hibbett operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the State of Delaware.


Results of Operations

     The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

                                                           Thirteen Week                      Thirty-Nine Week
                                                            Period Ended                        Period Ended
                                                     ---------------------------        ----------------------------
                                                     October 28,     October 30,        October 28,      October 30,
                                                     -----------     -----------        -----------      -----------
                                                        2000             1999               2000             1999
                                                        ----             ----               ----             ----
Net sales                                               100.0%            100.0%          100.0%            100.0%
Cost of goods sold, including warehouse,
  distribution and store occupancy costs                 69.6              69.7            69.9              70.0
                                                        -----             -----           -----             -----
Gross profit                                             30.4              30.3            30.1              30.0
Store operating, selling, and administrative
  expenses                                               19.5              19.7            19.4              19.8
Depreciation and amortization                             2.4               2.3             2.4               2.2
                                                        -----             -----           -----             -----
Operating income                                          8.5               8.3             8.3               8.0
Interest expense, net                                     0.4               0.2             0.3               0.2
                                                        -----             -----           -----             -----
Income before provision for income taxes                  8.1               8.1             8.0               7.8
Provision for income taxes                                3.1               3.1             3.0               3.0
                                                        -----             -----           -----             -----
Net income                                                5.0%              5.0%            5.0%              4.8%
                                                        =====             =====           =====             =====

Thirteen Weeks Ended October 28, 2000 Compared to Thirteen Weeks Ended October 30, 1999

     Net sales. Net sales increased $9.9 million, or 23.3%, to $52.1 million for the thirteen weeks ended October 28, 2000, from $42.2 million for the comparable period in the prior year. This increase is attributed to the opening of a net of fifty-four Hibbett Sports stores and five Sports Additions stores in the 52 week period ended October 28, 2000, and a 6.4% increase in comparable store net sales. The increase in comparable store net sales was due to positive comparable sales in equipment, apparel and footwear categories and improved industry conditions. New stores and stores not in the comparable store net sales calculation accounted for $7.5 million of the increase in net sales, and increases in comparable store net sales contributed $2.4 million. Comparable store net sales data for the period reflect sales for our traditional format stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended October 28, 2000, we opened twenty-four Hibbett Sports stores and one Sports Additions store. Additionally, we closed one store during the thirteen weeks ended October 28, 2000.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $15.8 million, or 30.4% of net sales, in the thirteen weeks ended October 28, 2000, as compared to $12.8 million, or 30.3% of net sales, in the same period of the prior fiscal year. The improved gross margin was due to higher product margins and improved leveraging of store occupancy costs over higher comparable store sales.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $10.1 million, or 19.5% of net sales, for the thirteen weeks ended October 28, 2000, as compared to $8.3 million, or 19.7% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended October 28, 2000 is attributable to improved leveraging of administrative costs over a larger store base.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.4% in the thirteen weeks ended October 28, 2000 compared to 2.3% in the thirteen weeks ended October 30, 1999. The increase as a percent to sales is primarily attributable to depreciation associated with the warehouse expansion completed in the fourth quarter of fiscal 2000.

     Interest expense. Interest expense for the thirteen weeks ended October 28, 2000 was $195,000 compared to $83,000 in the prior year period. The increase is attributable to higher levels of borrowing under the Company's credit facilities in the current year to fund working capital requirements and new store growth.

Thirty-Nine Weeks Ended October 28, 2000 Compared to Thirty-Nine Weeks Ended October 30, 1999

     Net sales. Net sales increased $24.8 million, or 20.0%, to $149.2 million for the thirty-nine weeks ended October 28, 2000, from $124.4 million for the comparable period in the prior year. This increase is attributed to the opening of a net of fifty-four Hibbett Sports stores and five Sports Additions stores in the 52 week period ended October 28, 2000, and a 2.5% increase in comparable store net sales. The increase in comparable store net sales was primarily due to increased equipment sales. New stores and stores not in the comparable store net sales calculation accounted for $22.1 million of the increase in net sales, and increases in comparable store net sales contributed $2.7 million. Comparable store net sales data for the period reflect sales for our traditional format stores open throughout the period and the corresponding period of the prior fiscal year. During the thirty-nine weeks ended October 28, 2000, we opened forty-two Hibbett Sports stores and three Sports Additions stores. Additionally, we closed one store during the period.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $44.9 million, or 30.1% of net sales, in the thirty-nine weeks ended October 28, 2000, as compared to $37.3 million, or 30.0% of net sales, in the same period of the prior fiscal year. The improved gross margin was primarily due to higher product margins in the current year period.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $29.0 million, or 19.4% of net sales, for the thirty-nine weeks ended October 28, 2000, as compared to $24.6 million, or 19.8% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirty-nine weeks ended October 28, 2000 is attributable to improved leveraging of administrative costs over a larger store base.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.4% in the thirty-nine weeks ended October 28, 2000 compared to 2.2% in the thirty-nine weeks ended October 30, 1999. The increase as a percent to sales is primarily attributable to depreciation associated with the warehouse expansion completed in the fourth quarter of fiscal 2000.

     Interest expense. Interest expense for the thirty-nine weeks ended October 28, 2000 was $455,000 compared to $238,000 in the prior year period. The increase is attributable to higher market interest rates and higher levels of borrowing on the Company's credit facilities in the current year to fund new stores and working capital requirements.


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

     Net cash provided by (used in) operating activities for the periods presented was primarily driven by net income levels combined with fluctuations in inventory and accounts payable balances. Net cash used in operating activities was $1.0 million for the thirty-nine week period ending October 28, 2000 as compared to net cash used in operating activities of $2.6 million for the thirty-nine week period ending October 30, 1999. We have continued to increase our inventory levels in the thirty-nine weeks ended October 28, 2000 and October 30, 1999, as the number of stores has increased. The Company typically finances these increases through increased net income, increases in accounts payable balances and borrowings under our revolving credit facilities.

     With respect to cash flows from investing activities, capital expenditures were $5.7 million in the thirty-nine week period ended October 28, 2000 compared to $6.0 million for the comparable period in the prior year. Capital expenditures in the thirty-nine weeks ended October 28, 2000 primarily related to the opening of forty-five new stores, certain store remodels, and certain office and distribution center-related expenditures. The prior year period included approximately $2.5 million of expenditures related to the expansion of the distribution center.

     The Company estimates capital expenditures in fiscal 2001 to be approximately $8.0 million which includes resources budgeted to (i) fund the opening of approximately 60 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center related capital expenditures.

     Net cash provided by financing activities was $6.9 million in the thirty-nine week period ended October 28, 2000 compared with $8.2 million in the prior year period. Financing activities in the current year and prior year periods were primarily the result of borrowings under our credit facilities. These borrowings were used to fund new stores and working capital requirements.

     Hibbett maintains an unsecured revolving credit facility which will expire November 5, 2002 and allows borrowings up to $25 million. We also maintain an unsecured working capital line of credit for $7 million which is subject to annual renewal. As of October 28, 2000, the Company had $11.0 million outstanding under these facilities. Based on our current operating and store opening plans, management believes that we can fund our cash needs for the foreseeable future through borrowings under the credit facility, the working capital line of credit and cash generated from operations.

     In April 2000, the Company established a $20 million unsecured Future Advance Facility ("The Future Advance Facility"). The Future Advance Facility will be used as needed through March 31, 2001 or such later date as the lenders may agree to for the purpose of financing the potential buyback of Hibbett's common stock. There were no amounts outstanding under the Future Advance Facility at October 28, 2000.


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


                                        HIBBETT SPORTING GOODS, INC.


Date:     December 7, 2000                  By: /s/ Susan H. Fitzgibbon
       ------------------------                --------------------------
                                               Susan H. Fitzgibbon
                                               Vice President and
                                               Chief Financial Officer