Form 10-K
period 2001-02-03
HIBBETT SPORTING GOODS INC
filed 2001-05-03
CIK 1017480

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended                             Commission file number
        February 3, 2001                                        000-20969

                         HIBBETT SPORTING GOODS, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                             63-1074067
  (State of other jurisdiction                               (I.R.S. Employer
  of Incorporation or organization)                         Identification No.)

          451 Industrial Lane
          Birmingham, Alabama                                     35211
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are "affiliates") was $109,892,606 at April 5, 2001, based on the closing sale price of $28.625 for the Common Stock on such date on the Nasdaq National Market.

      The number of shares outstanding of the Registrant's Common Stock, as of April 5, 2001 was 6,533,683.

                      DOCUMENTS INCORPORATED BY REFERENCE

Items 6, 7, 7A and 8 of Part II are incorporated by reference from the Company's 2001 Annual Report to Stockholders. Items 10, 11, 12 and 13 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, to be held June 6, 2001. Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 2001.

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

  As of February 3, 2001, we operated 261 Hibbett Sports stores as well as seventeen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 19 states. Over the past two years, we have increased our store base by approximately 65%. Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located in enclosed malls and dominant strip centers. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

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

Store Concepts

Hibbett Sports

  Our primary retail format is Hibbett Sports, a 5,000 square foot store located in enclosed malls and dominant strip centers. We tailor our Hibbett Sports stores to the size, demographics and competitive conditions of each market. Ninety-eight Hibbett Sports stores are located in enclosed malls, the majority of which are the only enclosed malls in the county, and the remaining 163 are located in dominant strip centers.

  Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team and individual sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. For example, we believe that apparel with logos of sports teams of local interest represents a larger percentage of the merchandise mix in Hibbett Sports stores than it does in the stores of national chain competitors. In addition, we strive to quickly respond to major sports events of local interest such as the fiscal 2000 Tennessee Titans AFC championship.

Sports Additions

  Our seventeen Sports Additions stores are small, mall-based stores, averaging 1,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel. Sports Additions stores offer a broader assortment of athletic footwear, with a greater emphasis on fashion than the athletic footwear assortment offered by Hibbett Sports stores. All but one Sports Additions store are currently located in malls in which Hibbett Sports stores are also present.

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

Expansion Strategy

  In fiscal 1994, we began to accelerate our rate of new store openings to take advantage of the growth opportunities in our target markets. We have identified approximately 600 potential markets for future Hibbett Sports stores within the states in which we operate and in certain contiguous states. Our clustered expansion program, which calls for opening new stores within a two-hour driving distance of an existing Hibbett location, allows us to take advantage of efficiencies in distribution, marketing and regional management. During the last half of fiscal 2000, we expanded our distribution center to accommodate our recent growth and continued expansion. The newly expanded facility can support the Company's growth for the foreseeable future.

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

Vendor Relationships

  The sporting goods retail business is very brand name driven. Accordingly, we maintain relationships with a number of well known sporting goods vendors to satisfy customer demand. We believe that our stores are among the primary retail distribution alternatives for brand name vendors that seek to reach Hibbett's target markets. As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors. As our vendors expand their product lines and grow in popularity, we expand sales and promotions of these products within our stores. In addition, as we continue to increase our store base and enter new markets, the vendors have increased their brand presence within these regions. We also emphasize and work with our vendors to establish the most favorable pricing and to receive cooperative marketing funds. Our management believes that Hibbett maintains excellent working relationships with vendors. During fiscal 2001, our largest vendor, Nike, represented approximately 26% of our total purchases.

  The loss of key vendor support could be detrimental to our business, financial condition and results of operations. We believe that we have long-standing and strong relationships with our vendors and that we have adequate sources of brand name merchandise on competitive terms; however, we cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is high profile and in high demand may be allocated by vendors based upon the vendors' internal criteria, which are beyond our control.

Advertising and Promotion

  We target special advertising opportunities in our markets to increase the effectiveness of our advertising budget. In particular, we prefer advertising in local media as a way to further differentiate Hibbett from national chain competitors. Substantially all of our advertising and promotional spending is centrally directed, with some funds allocated to district managers on an as-requested basis. Print advertising, including newspaper ads, inserts, and direct mail to customers, serves as the foundation of our promotional program and accounted for the majority of our total advertising costs in fiscal 2001. Other media such as local radio, television and outdoor billboards are used to reinforce Hibbett's name recognition and brand awareness in the community.

Distribution

  We maintain a single 220,000 square foot distribution center in Birmingham, Alabama, which services our existing stores. The distribution process is centrally managed from our corporate headquarters, which is located in the same building as the distribution center. To support our continued expansion, we added approximately 90,000 square feet to the facility in fiscal 2000. We believe strong distribution support for our stores is a critical element of our expansion strategy and is central to our ability to maintain a low cost operating structure. As we continue to expand our store base, we intend to open new stores in locations that can be supplied from our existing distribution center.

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

Employees

  As of February 3, 2001, we employed approximately 962 full-time and approximately 1,559 part-time employees, none of whom are represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. We cannot guarantee that our employees will not, in the future, elect to be represented by a union. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

                                 Item 2.  Properties

  We currently lease all of our existing 282 store locations and expect that our policy of leasing rather than owning will continue as we expand. Our leases typically provide for a short initial lease term with options on the part of Hibbett to extend. We believe that this lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

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


                                                                                 High              Low
                                                                               ---------         --------
        Fiscal 2001:
        First Quarter (January 30 to April 29)                                 $24 1/4           $13 5/8
        Second Quarter (April 30 to July 29)                                   $25 1/2           $19 3/8
        Third Quarter  (July 30 to October 28)                                 $27 3/8           $21 3/4
        Fourth Quarter (October 29 to February 3)                              $36 13/16         $23 3/4

        Fiscal 2000:                                                             High              Low
                                                                               ---------         --------
        First Quarter (January 31 to May 1)                                    $28 1/8           $17 9/16
        Second Quarter (May 2 to July 31)                                      $29 11/16         $20 1/4
        Third Quarter  (August 1 to October 30)                                $20 1/4           $15 5/8
        Fourth Quarter (October 31 to January 29)                              $19 9/32          $12 3/4

  On April 5, 2001, the last reported sale price for the Company's common stock as quoted by NASDAQ was $28.625 per share. As of April 5, 2001, the Company had approximately 40 registered shareholders.

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

          Item 6.  Selected Consolidated Financial and Operating Data

  The information required is incorporated by reference from page 12 of the Company's 2001 Annual Report to Stockholders.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

  The information required is incorporated by reference from pages 13 to 17 of the Company's 2001 Annual Report to Stockholders.

      Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

  The information required is incorporated by reference from page 16 of the Company's 2001 Annual Report to Stockholders.

       Item 8.  Consolidated Financial Statements and Supplementary Data

  The information required is incorporated by reference from pages 18 to 27 of the Company's 2001 Annual Report to Stockholders.

    Item 9. Changes in and Disagreements with Accountants on Accounting and
                             Financial Disclosure

  None.

                                   PART III

           Item 10.  Directors and Executive Officers of Registrant

  The information required is incorporated by reference from the sections entitled "Directors and Executive Officers", "The Board of Directors", and "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held June 6, 2001 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

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

                                    PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents filed as part of this report:

     1.  Financial Statements:

         The following Financial Statements and Supplementary Data of the Registrant and Independent Auditors' Report on such Financial Statements are incorporated by reference from the Company's 2001 Annual Report to Stockholders, in Part II, Item 8:

         Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000

     Consolidated Statements of Operations for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999

     Consolidated Statements of Stockholders' Investment for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999

     Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999

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

                                EXHIBITS INDEX
Exhibit #
---------

3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (the "1997 10-K")).

3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the 1997 10-K).

10.1.1 Credit Agreement dated as of November 5, 1998 between the Company, Hibbett Team Sales, Inc., Sports Wholesale, Inc., AmSouth Bank, NationsBank, N.A. and BankBoston, N.A (incorporated by reference to
         Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 30,1999 (the "1999 10-K")).

10.1.2 + First Amendment to Credit Agreement dated as of April 17, 2000, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc., Bank of America, N.A, Fleet National Bank, and AmSouth Bank.

10.1.3 + Second Amendment to Credit Agreement dated as of November 30, 2000, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc., Bank of America, N.A, Fleet National Bank, and AmSouth Bank.

10.2.1 Credit Agreement dated as of November 5, 1998 between the Company, Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank (incorporated by reference to Exhibit 10.2 of the 1999 10-K).

10.2.2 + First Amendment to Credit Agreement dated as of November 17, 1999, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank.

10.2.3 + Second Amendment to Credit Agreement dated as of April 17, 2000, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank.

10.2.4 + Third Amendment to Credit Agreement dated as of November 30, 2000, between Hibbett SportingGoods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank.

10.3 Letter Agreement dated November 1, 1995 between the Company and Saunders, Karp & Co., L.P (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-07023), filed with the Securities and Exchange Commission on June 27,
         1996) ("the 1996 S-1")).

10.4 The Company's Stock Option Plan (as amended effective as of September 13, 1996) (incorporated by reference to Exhibit 10.7 of Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-07023), filed with the Securities and Exchange Commission on September 16, 1996) ("Amendment No. 2 to the 1996 S-1")).

10.5 The Company's Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to the 1996 S-1).

10.6 The Company's Employee Stock Purchase Plan dated September 13, 1996 (incorporated by reference to Exhibit 10.10 of Amendment No. 2 to the 1996 S-1).

10.7 The Company's Stock Plan for Outside Directors (incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the 1996 S-1).

10.8.1 Lease Agreement dated as of February 12, 1996 between QRS 12-14 (AL), Inc. and Sports Wholesale, Inc. (the "Lease Agreement") (incorporated by reference to Exhibit 10.9 of the 1996 S-1).

10.8.2 First Amendment to Lease Agreement dated December 30, 1999 between QRS 11-41 (AL), Inc. and Sports Wholesale, Inc. (incorporated herein by reference to Exhibit 10.9.2 of the Company Annual Report on Form 10-K for fiscal year ended January 29, 2000).

10.9 Letter from the Company to Clyde B. Anderson dated September 13, 1996 re: Consulting Agreement (incorporated herein by reference to Exhibit
         10.12 of Amendment No. 2 to the 1996 S-1).

13.1 +   Fiscal 2001 Annual Report to Shareholders.

21 List of Company's Subsidiaries (incorporated herein by reference to Exhibit 21 of the 1996 S-1).

23.1 +   Consent of Arthur Andersen LLP

     +   Filed herewith

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed by us during the three months ended February 3, 2001.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HIBBETT SPORTING GOODS, INC.

                                    By:        /s/ Michael J. Newsome
                                       ---------------------------------------
                                           Michael J. Newsome, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                                              Title                           Date
-----------------------------------------------------    -----------------------------------  ----------------------
/s/ Michael J. Newsome                                   Principal Executive Officer and          April 30, 2001
-----------------------------------------------------    Director                             ----------------------
Michael J. Newsome


/s/ Tommy J. Schifanella                                 Principal Financial Officer and          April 30, 2001
-----------------------------------------------------    Principal Accounting Officer         ----------------------
Tommy J. Schifanella


/s/ Clyde B. Anderson                                    Director                                 April 30, 2001
-----------------------------------------------------                                         ----------------------
Clyde B. Anderson

                                                                                                  April 30, 2001
/s/ H. Ray Compton                                       Director                             ----------------------
-----------------------------------------------------
H. Ray Compton


/s/ F. Barron Fletcher, III                              Director                                 April 30, 2001
-----------------------------------------------------                                         ----------------------
F. Barron Fletcher, III


/s/ Carl Kirkland                                        Director                                 April 30, 2001
-----------------------------------------------------                                         ----------------------
Carl Kirkland


/s/ John F. Megrue                                       Director                                 April 30, 2001
-----------------------------------------------------                                         ----------------------
John F. Megrue


/s/ Thomas A. Saunders, III                              Director                                 April 30, 2001
-----------------------------------------------------                                         ----------------------
Thomas A. Saunders, III


================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549









                             Schedules and Exhibits
                                       to
                                 Annual Report
                                       on
                                   Form 10-K
                           for the Fiscal Year Ended
                                February 3, 2001









                          HIBBETT SPORTING GOODS, INC.


================================================================================

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE



To Hibbett Sporting Goods, Inc.:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of HIBBETT SPORTING GOODS, INC. (a Delaware corporation) AND SUBSIDIARIES, included in this Form 10-K and have issued our report thereon dated March 15, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II included in Item 14 of the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                       ARTHUR ANDERSEN LLP



Birmingham, Alabama
March 15, 2001

                         HIBBETT SPORTING GOODS, INC.


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


 FOR THE YEARS ENDED FEBRUARY 3, 2001, JANUARY 29, 2000, AND JANUARY 30, 1999




                                                                        Fiscal Year Ended
                                                   --------------------------------------------------------------
                                                       February 3,            January 29,           January 30,
                                                          2001                    2000                  1999
                                                   ------------------      ---------------      -----------------
Balance of allowance for doubtful accounts
   at beginning of period                                 $279,000             $224,000               $184,000

Charged to costs and expenses                                    -               73,900                 85,400

Write-offs, net of recoveries                              (24,000)             (18,900)               (45,400)
                                                          --------             --------               --------
Balance of allowance for doubtful accounts
   at end of period                                       $255,000             $279,000               $224,000
                                                          ========             ========               ========


                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
               (Dollars In Thousands, Except Per Share Amounts)



                                                   February 3,   January 29,   January 30,   January 31,   February 1,
                                                      2001          2000          1999          1998          1997
                                                   -----------   -----------   -----------   -----------  -----------
                                                   (53 Weeks)    (52 Weeks)    (52 Weeks)    (52 Weeks)   (52 Weeks)
Income Statement Data:
----------------------
Net sales                                          $  209,626    $  174,312    $  143,350    $  113,563   $   86,401
Cost of goods sold, including warehouse,
  distribution, and store occupancy costs             145,800       121,962       100,409        78,714       60,017
                                                   ----------    ----------    ----------    ----------   ----------
    Gross profit                                       63,826        52,350        42,941        34,849       26,384

Store operating, selling, and administrative
  expenses                                             40,789        34,142        28,720        22,947       17,339 (1)
Depreciation and amortization                           4,802         3,762         3,056         2,286        1,821
                                                   ----------    ----------    ----------    ----------   ----------
    Operating income                                   18,235        14,446        11,165         9,616        7,224

Interest expense, net                                     830           422           141             8 (2)    2,642
                                                   ----------    ----------    ----------    ----------   ----------
  Income before provision for income
  taxes and extraordinary item                         17,405        14,024        11,024         9,608        4,582

Provision for income taxes                              6,593         5,364         4,234         3,675        1,752
                                                   ----------    ----------    ----------    ----------   ----------
  Income before extraordinary item                     10,812         8,660         6,790         5,933        2,830

Extraordinary item, net                                     -             -             -             -       (1,093)(2)
                                                   ----------    ----------    ----------    ----------   ----------
  Net income                                       $   10,812    $    8,660    $    6,790    $    5,933   $    1,737
                                                   ==========    ==========    ==========    ==========   ==========
Earnings per common share:
 Basic:
   Income before extraordinary item                $     1.67    $     1.35    $     1.06    $     0.95   $     0.62
   Extraordinary item, net                                  -             -             -             -        (0.24)(2)
                                                   ----------    ----------    ----------    ----------   ----------
   Net income                                      $     1.67    $     1.35    $     1.06    $     0.95   $     0.38
                                                   ==========    ==========    ==========    ==========   ==========
 Diluted:
   Income before extraordinary item                $     1.63    $     1.33    $     1.04    $     0.93   $     0.61
   Extraordinary item, net                                  -             -             -             -        (0.24)(2)
                                                   ----------    ----------    ----------    ----------   ----------
   Net income                                      $     1.63    $     1.33    $     1.04    $     0.93   $     0.37

Weighted average shares outstanding:
  Basic                                             6,466,279     6,427,745     6,403,922     6,227,415    4,552,118
  Diluted                                           6,626,384     6,529,980     6,557,273     6,362,755    4,671,268

Selected Operating Data:
------------------------
Number of stores open at end of period:
Hibbett Sports                                            261           206           156           107           77
Sports & Co.                                                4             4             4             4            4
Sports Additions                                           17            13            11             9            8
                                                   ----------    ----------    ----------    ----------   ----------
     Total                                                282           223           171           120           89
                                                   ==========    ==========    ==========    ==========   ==========

Balance Sheet Data:
-------------------
Working capital                                    $   51,684    $   37,831    $   29,127    $   25,649   $   16,280
Total assets                                          101,252        63,278        68,552        53,366       40,358
Total debt                                              9,748         4,391             -             -            - (2)
Stockholders' investment                               66,665        54,201        45,260        38,155       26,512 (2)


Footnotes (dollars in thousands):

(1) Includes a $513 pre-tax gain on the sale of the Company's former headquarters and distribution facility and a one-time pre-tax compensation expense of $462 related to stock options issued on August 1, 1996.

(2) During the third quarter of fiscal 1997 ended November 2, 1996, the Company completed its initial public offering with net proceeds of $32,868. In connection therewith, a substantial portion of the Company's long-term debt was repaid resulting in an extraordinary loss of $1,093 (net of applicable tax benefit of $677).

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

  As of February 3, 2001 we operated 261 Hibbett Sports stores as well as seventeen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 19 states. Our primary retail format and growth vehicle is Hibbett Sports a 5,000 square foot store located in enclosed malls and dominant strip centers. We target markets with county populations that range from 30,000 to 250,000. By targeting smaller markets, we believe that we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

  In fiscal 1994, we began to accelerate our rate of new store-openings to take advantage of the growth opportunities in our target markets. Since fiscal 1994, we have grown our store base from 49 to 282 stores. Our expansion strategy is to continue to open Hibbett Sports stores in our target markets. We plan to open approximately 65 Hibbett Sports stores in fiscal 2002.

  Hibbett operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal years ended January 29, 2000, and January 30, 1999, include 52 weeks of operations, while the fiscal year ended February 3, 2001, includes 53 weeks of operations. Hibbett is incorporated under the laws of the State of Delaware.

Results of Operations

     The following table sets forth consolidated statements of operations expressed as a percentage of net sales for the periods indicated:

                                                                                   Fiscal Year Ended
                                                                     ------------------------------------------------
                                                                      February 3,       January 29,       January 30,
                                                                          2001              2000              1999
                                                                      -----------       -----------       -----------
     Net sales                                                           100.0%            100.0%            100.0%
     Cost of goods sold, including warehouse,
       distribution, and store occupancy costs                            69.6              70.0              70.0
                                                                         -----             -----             -----
          Gross profit                                                    30.4              30.0              30.0
     Store operating, selling, and administrative expenses                19.4              19.6              20.0
     Depreciation and amortization                                         2.3               2.1               2.1
                                                                         -----             -----             -----
          Operating income                                                 8.7               8.3               7.9
     Interest expense, net                                                 0.4               0.2               0.1
                                                                         -----             -----             -----
          Income before provision for income taxes                         8.3               8.1               7.8
     Provision for income taxes                                            3.1               3.1               3.0
                                                                         -----             -----             -----
          Net income                                                       5.2%              5.0%              4.8%
                                                                         =====             =====             =====

Fiscal 2001 Compared to Fiscal 2000

  Net sales. Net sales increased $35.3 million, or 20.3%, to $209.6 million for the 53 weeks ended February 3, 2001, from $174.3 million for the 52 weeks ended January 29, 2000. The increase is attributable to the opening of 58 Hibbett Sports stores, four Sports Additions stores, a 2.0% increase in comparable store net sales and an additional week of sales in fiscal 2001. The increase in comparable store net sales was due primarily to increased equipment and accessory sales. The additional week of sales, new stores and stores not in the comparable store net sales calculation accounted for $32.4 million of the increase in net sales, and increases in comparable store net sales contributed $2.9 million. During fiscal 2001, we closed three Hibbett Sports stores. Comparable store net sales data for the period reflect sales for our traditional format stores open throughout the period and the corresponding period of the prior fiscal year.

  Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $63.8 million, or 30.4% of net sales, in the 53 weeks ended February 3, 2001, as compared to $52.4 million, or 30.0% of net sales, in the prior fiscal year. The increase in gross profit as a percentage of net sales was primarily the result of higher product margins.

  Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $40.8 million, or 19.4% of net sales, in fiscal 2001 as compared to $34.1 million, or 19.6% of net sales, in fiscal 2000. The decrease in store operating, selling and administrative expenses as a percentage of net sales in fiscal 2001 is attributable to improved leveraging of administrative costs over increased sales.

  Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.3% in the 53 weeks ended February 3, 2001, and 2.1% in the 52 weeks ended January 29, 2000. The increase as a percentage of sales is primarily attributable to depreciation associated with the warehouse expansion last year.

  Interest expense, net. Net interest expense for the 53 weeks ended February 3, 2001, was $830,000 compared to $422,000 in the prior year period. The increase is attributable to higher levels of borrowing on the Company's revolving credit facilities in the current fiscal year to fund working capital requirements and new store growth.


Fiscal 2000 Compared to Fiscal 1999

          Net sales. Net sales increased $31.0 million, or 21.6%, to $174.3 million for the 52 weeks ended January 29, 2000, from $143.4 million for the 52 weeks ended January 30, 1999. The increase is attributable to the opening of 50 Hibbett Sports stores, two Sports Additions stores, and a 2.8% increase in comparable store net sales. The increase in comparable store net sales was due primarily to increased equipment sales, particularly baseball and softball equipment due to the growing popularity of these sports and our emphasis thereon. New stores and stores not in the comparable store net sales calculation accounted for $28.0 million of the increase in net sales, and increases in comparable store net sales contributed $3.0 million. During fiscal 2000, we also closed one Hibbett Sports store and reopened one that had been temporarily closed.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $52.4 million, or 30.0% of net sales, in the 52 weeks ended January 29, 2000, as compared to $42.9 million, or 30.0% of net sales, in the prior fiscal year. Increased product margins were offset by higher store occupancy costs as a percentage of net sales as a result of the increased number of new stores in the store base. Higher product margins resulted from lower markdowns on winter apparel as compared to the previous year when apparel margins were negatively impacted by unusual weather patterns.

  Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $34.1 million, or 19.6% of net sales, in fiscal 2000 as compared to $28.7 million, or 20.0% of net sales, in fiscal 1999. The decrease in store operating, selling and administrative expenses as a percentage of net sales in fiscal 2000 is attributable to improved leveraging of administrative costs over increased sales.

  Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.1% in the 52 weeks ended January 29, 2000 and January 30, 1999.

  Interest expense, net. Net interest expense for the 52 weeks ended January 29, 2000 was $422,000 compared to $141,000 in the prior year period. The increase is attributable to higher levels of borrowing on the Company's revolving credit facilities in fiscal 2000 to fund the distribution center expansion and new store openings.


Liquidity and Capital Resources

  Our capital requirements relate primarily to new store openings and working capital requirements. Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarter of our fiscal year. Historically, we have funded our cash requirements primarily through cash flow from operations and borrowings under our revolving credit facilities.

  Net cash provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. Net income has increased in each of the last three fiscal years. In addition, we have continued to increase our inventory levels throughout these periods as the number of stores has increased. These inventory increases were primarily financed with cash from operations in each of the last three fiscal years. These activities resulted in cash flows provided by operating activities of $3.1 million, $3.6 million, and $2.6 million in fiscal 2001, fiscal 2000, and fiscal 1999, respectively.

  With respect to cash flows from investing activities, capital expenditures for fiscal 2001 were $8.6 million compared with $10.6 million in fiscal 2000 and $6.3 million in fiscal 1999. Capital expenditures in fiscal 2001 resulted primarily from the opening of 58 new Hibbett Sports stores and four Sports Additions stores, certain store remodels, and office and distribution center expenditures. Capital expenditures in fiscal 2000 included $3.7 million for construction and equipment costs for the warehouse expansion.

  The Company estimates capital expenditures in fiscal 2002 to be approximately $9.9 million which will fund the opening of approximately 65 Hibbett Sports stores, remodel selected existing stores, and fund headquarters and distribution center related capital expenditures.

  Net cash provided by financing activities was $6.4 million, $4.6 million, and $127,000 in fiscal 2001, fiscal 2000, and fiscal 1999, respectively. Cash flows from financing activities have historically represented the Company's financing of its long-term growth. The increase of revolving loan borrowings and repayments in fiscal 2001 was used to finance new store openings and related working capital requirements. In fiscal 2001, the Company received $1.1 million, excluding the related tax benefit, from proceeds related to stock options exercised and shares issued under the employee stock purchase plan.

  Hibbett maintains an unsecured revolving credit facility which will expire November 5, 2003 and allows borrowings up to $35 million. We also maintain an unsecured working capital line of credit for $7 million which is subject to annual renewal. As of February 3, 2001, we had $9.7 million outstanding under these facilities. Based on our current operating and store opening plans, management believes that we can adequately fund our cash needs for the foreseeable future through borrowings under the credit facility, the working capital line of credit and cash generated from operations.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends FASB Statement No. 133 to be effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for companies with calendar-year fiscal years). This statement did not have a material effect on the Company's consolidated financial statements.


Dividend Policy

  Hibbett has never declared or paid any dividends on its common stock. We currently intend to retain our future earnings to finance the growth and development of our business, and therefore we do not anticipate declaring or paying cash dividends on our common stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors, as the Board of Directors deems relevant.


Market Risk

  The Company's financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on its revolving credit facility and working capital line of credit, each of which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates. The average amount of borrowings outstanding under these agreements during fiscal 2001 was $9,386,748, the maximum amount outstanding was $22,405,744 and the weighted average interest rate was 7.68%. A 10% increase or decrease in market interest rates would not have a material impact on the Company's financial condition, results of operations or cash flows.


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

  The following tables set forth certain unaudited financial data for the quarters indicated:


                      Unaudited Quarterly Financial Data
            (Dollar amounts in thousands, except per share amounts)




                                              Fiscal Year Ended February 3, 2001
                                        ----------------------------------------------
                                          First       Second      Third       Fourth
                                        (13 Weeks)  (13 Weeks)  (13 Weeks)  (14 Weeks)
                                        ----------  ----------  ----------  ----------
Net sales                                 $50,522     $46,626     $52,075     $60,403
Gross profit                               15,392      13,693      15,833      18,908
Operating income                            4,541       3,436       4,434       5,824
 Net income                               $ 2,761     $ 2,020     $ 2,639     $ 3,392
                                          =======     =======     =======     =======
 Basic earnings per common share          $  0.43     $  0.31     $  0.41     $  0.52
                                          =======     =======     =======     =======

 Diluted earnings per common share        $  0.42     $  0.31     $  0.40     $  0.51
                                          =======     =======     =======     =======

                                              Fiscal Year Ended January 29, 2000
                                        ----------------------------------------------
                                          First       Second      Third       Fourth
                                        (13 Weeks)  (13 Weeks)  (13 Weeks)  (13 Weeks)
                                        ---------   ---------   ----------  ----------
Net sales                                 $42,804     $39,342     $42,223     $49,943
Gross profit                               12,992      11,485      12,806      15,067
Operating income                            3,717       2,755       3,518       4,456
 Net income                               $ 2,263     $ 1,638     $ 2,121     $ 2,638
                                          =======     =======     =======     =======

 Basic earnings per common share          $  0.35     $  0.26     $  0.33     $  0.41
                                          =======     =======     =======     =======

 Diluted earnings per common share        $  0.35     $  0.25     $  0.33     $  0.40
                                          =======     =======     =======     =======



  In the opinion of our management, this unaudited information has been prepared on the same basis as the audited information presented elsewhere herein and includes all adjustments necessary to present fairly the information set forth therein. The operating results from any quarter are not necessarily indicative of the results to be expected for any future period.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)




                                                               February 3,  January 29,
                                                                  2001         2000
                                                               -----------  -----------
Assets
  Current Assets:
     Cash and cash equivalents                                  $  1,884      $   860
     Accounts receivable, net                                      2,649        2,123
     Inventories                                                  70,058       58,066
     Prepaid expenses and other                                      822          736
     Refundable income taxes                                           -           14
     Deferred income taxes                                         1,110          718
                                                                --------      -------
          Total current assets                                    76,523       62,517
                                                                --------      -------
  Property and Equipment:
     Land                                                             24           24
     Buildings                                                       221          216
     Equipment                                                    15,318       13,202
     Furniture and fixtures                                       10,978        8,752
     Leasehold improvements                                       17,506       14,373
     Construction in progress                                        995          156
                                                                --------      -------
                                                                  45,042       36,723
     Less accumulated depreciation & amortization                 21,332       16,766
                                                                --------      -------
          Total property and equipment                            23,710       19,957
                                                                --------      -------
  Noncurrent Assets:
     Deferred income taxes                                           741          610
     Other, net                                                      278          194
                                                                --------      -------
          Total noncurrent assets                                  1,019          804
                                                                --------      -------
  Total Assets                                                  $101,252      $83,278
                                                                ========      =======

Liabilities and Stockholders' Investment
  Current Liabilities:
     Accounts payable                                           $ 18,268      $19,047
     Accrued income taxes                                          1,859          546
     Accrued expenses:
        Payroll-related                                            2,640        3,044
        Other                                                      2,072        2,049
                                                                --------      -------
          Total current liabilities                               24,839       24,686
                                                                --------      -------
  Long-Term Debt                                                   9,748        4,391
                                                                --------      -------
  Commitments and Contingencies

  Stockholders' Investment:
     Preferred Stock, $.01 par value, 1,000,000 shares
        authorized, no shares outstanding                              -            -
     Common Stock, $.01 par value, 12,000,000 shares
        authorized, 6,532,885 and 6,435,552 shares issued
        and outstanding at February 3, 2001 and
        January 29, 2000 respectively                                 65           64
     Paid-in capital                                              55,928       54,277
     Retained earnings (deficit)                                  10,672         (140)
                                                                --------      -------
          Total stockholders' investment                          66,665       54,201
                                                                --------      -------
Total Liabilities and Stockholders' Investment                  $101,252      $83,278
                                                                ========      =======

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars In Thousands, Except  Per Share Amounts)



                                                                  Fiscal Year Ended
                                                       ----------------------------------------
                                                       February 3,    January 29,   January 30,
                                                          2001          2000          1999
                                                       (53 Weeks)    (52 Weeks)    (52 Weeks)
                                                       -----------   -----------   ------------
Net sales                                              $  209,626    $  174,312    $  143,350
Cost of goods sold, including warehouse,
 distribution, and store occupancy costs                  145,800       121,962       100,409
                                                       ----------    ----------    ----------
 Gross profit                                              63,826        52,350        42,941

Store operating, selling, and administrative
 expenses                                                  40,789        34,142        28,720
Depreciation and amortization                               4,802         3,762         3,056
                                                       ----------    ----------    ----------
 Operating income                                          18,235        14,446        11,165

Interest expense, net                                         830           422           141
                                                       ----------    ----------    ----------
 Income before provision for income taxes                  17,405        14,024        11,024

Provision for income taxes                                  6,593         5,364         4,234
                                                       ----------    ----------    ----------
 Net income                                            $   10,812    $    8,660    $    6,790
                                                       ==========    ==========    ==========

 Basic earnings per share                                   $1.67         $1.35         $1.06
                                                       ==========    ==========    ==========

 Diluted earnings per share                                 $1.63         $1.33         $1.04
                                                       ==========    ==========    ==========
Weighted average shares outstanding:
 Basic                                                  6,466,279     6,427,745     6,403,922
                                                       ==========    ==========    ==========
 Diluted                                                6,626,384     6,529,980     6,557,273
                                                       ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                            (Dollars In Thousands)



                                                                    Common Stock
                                                               ----------------------            Retained
                                                               Number of               Paid-In   Earnings
                                                                Shares        Amount   Capital   (Deficit)
                                                               ---------      ------   -------   --------
BALANCE, January 31, 1998                                       6,393,977      $64     $53,681   $(15,590)
     Net income                                                         -        -           -      6,790
     Issuance of shares from the employee stock
         purchase plan and the exercise of stock options,
         including tax benefit                                     19,803        -         315          -
                                                                ---------      ---     -------   --------
BALANCE, January 30, 1999                                       6,413,780       64      53,996     (8,800)
     Net income                                                         -        -           -      8,660
     Issuance of shares from the employee stock
         purchase plan and the exercise of stock options,
         including tax benefit                                     21,772        -         281          -
                                                                ---------      ---     -------   --------
BALANCE, January 29, 2000                                       6,435,552       64      54,277       (140)
     Net income                                                         -        -           -     10,812
     Issuance of shares from the employee stock
         purchase plan and the exercise of stock options,
         including tax benefit                                     97,333        1       1,651          -
                                                                ---------      ---     -------   --------
BALANCE, February 3, 2001                                       6,532,885      $65     $55,928   $ 10,672
                                                                =========      ===     =======   ========

 The accompanying notes are an integral part of these consolidated statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)



                                                                                               Fiscal Year Ended
                                                                                -----------------------------------------------
                                                                                February 3,       January 29,       January 30,
                                                                                  2001              2000              1999
                                                                                -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $ 10,812          $  8,660          $  6,790
                                                                                --------          --------          --------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                              4,802             3,762             3,056
        Deferred income taxes                                                       (523)              (85)             (273)
        Loss on disposal of assets                                                    16                25                20
        (Increase) decrease in assets:
            Accounts receivable, net                                                (526)               21              (305)
            Inventories                                                          (11,992)          (10,372)          (14,427)
            Prepaid expenses and other                                               (86)               66              (199)
            Refundable income taxes                                                   14                82               (49)
            Other noncurrent assets                                                 (124)               (6)             (237)
        Increase (decrease) in liabilities:
            Accounts payable                                                        (779)            2,814             5,282
            Accrued income taxes                                                   1,313            (1,844)            1,805
            Accrued expenses                                                        (381)              511             1,182
                                                                                --------          --------          --------
               Total adjustments                                                  (8,266)           (5,026)           (4,145)
                                                                                --------          --------          --------
      Net cash provided by operating activities                                    2,546             3,634             2,645
                                                                                --------          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                           (8,557)          (10,619)           (6,340)
   Proceeds from sales of property and equipment                                      26             2,315                15
                                                                                --------          --------          --------
      Net cash (used in) investing activities                                     (8,531)           (8,304)           (6,325)
                                                                                --------          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings and repayments, net                                   5,357             4,391                 -
   Proceeds from options exercised and purchase of shares
      under the employee stock purchase plan, including tax
      benefit                                                                      1,652               194               127
                                                                                --------          --------          --------
      Net cash provided by financing activities                                    7,009             4,585               127
                                                                                --------          --------          --------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                     1,024               (85)           (3,553)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       860               945             4,498
                                                                                --------          --------          --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  1,884          $    860          $    945
                                                                                ========          ========          ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the year for:
      Interest                                                                  $    762          $    401          $    235
                                                                                ========          ========          ========
      Income taxes, net of refunds                                              $  5,233          $  6,942          $  2,596
                                                                                ========          ========          ========

 The accompanying notes are an integral part of these consolidated statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

  Hibbett Sporting Goods, Inc. (the "Company") is an operator of full-line sporting goods retail stores in small to mid-sized markets in the southeastern United States. The Company's fiscal year ends on the Saturday closest to January 31 of each year. The consolidated statements of operations for fiscal years ended January 29, 2000, and January 30, 1999, include 52 weeks of operations, while the fiscal year ended February 3, 2001, includes 53 weeks of operations. The Company's merchandise assortment features a core selection of brand name merchandise emphasizing team and individual sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

Principles of Consolidation

  The consolidated financial statements of the Company include its accounts and the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (1) the reported amounts of certain assets and liabilities and disclosure of certain contingent assets and liabilities at the date of the financial statements, and (2) the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidated Statements of Cash Flows

  For purposes of the consolidated statements of cash flows, the Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

  Inventories are valued at the lower of cost or market using the retail inventory method of accounting, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The Company's business is dependent to a significant degree upon close relationships with its vendors. During fiscal 2001, the Company's largest vendor, Nike, represented approximately 26% of its purchases.

Property and Equipment

  Property and equipment are recorded at cost. It is the Company's policy to depreciate assets acquired prior to January 28, 1995 using accelerated and straight-line methods over their estimated service lives (3 to 10 years for equipment, 5 to 10 years for furniture and fixtures, and 10 to 31.5 years for buildings) and to amortize leasehold improvements using the straight-line method over the periods of the applicable leases. Depreciation on assets acquired subsequent to January 28, 1995 is provided using the straight-line method over their estimated service lives (3 to 5 years for equipment, 7 years for furniture and fixtures, and 39 years for buildings) or, in the case of leasehold improvements, 10 years or over the lives of the respective leases, if shorter.

  Maintenance and repairs are charged to expense as incurred. Costs of renewals and improvements are capitalized by charges to property accounts and are depreciated using applicable annual rates. The cost and accumulated depreciation of assets sold, retired, or otherwise disposed of are removed from the accounts, and the related gain or loss is credited or charged to income.

Store Opening Costs

  Non-capital expenditures incurred in preparation for opening new retail stores are expensed as incurred.

Stock-Based Compensation

  Compensation cost is measured under the intrinsic value method in accordance with Accounting Principles Bulletin No. 25. Pro forma disclosures of net income and earnings per share are presented as if the fair value method had been applied, as required under Statement of Financial Accounting Standards ("SFAS") No. 123.

Fair Value of Financial Instruments

  In preparing disclosures about the fair value of financial instruments, management considers that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings and accounts payable, because of the short maturities of those instruments.

Advertising Costs

  Costs incurred for producing and communicating advertising are expensed when incurred.

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

  A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                                               Fiscal Year Ended
                                                            --------------------------------------------------------------
                                                            February 3,             January 29,               January 30,
                                                               2001                    2000                       1999
                                                            ------------             -----------               -----------
Weighted average shares outstanding:
     Basic                                                  6,466,279                 6,427,745                 6,403,922
     Dilutive effect of stock options                         160,105                   102,235                   153,351
                                                            ---------                 ---------                 ---------
     Diluted                                                6,626,384                 6,529,980                 6,557,273
                                                            =========                 =========                 =========

  For the 53 week period ended February 3, 2001, 12,100 anti-dilutive options were appropriately excluded from the computation. For the 52 week period ended January 29, 2000, 94,600 anti-dilutive options were appropriately excluded from the computation.

Accounting for the Impairment of Long-Lived Assets

  The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of long-lived assets and intangibles may be impaired and not recoverable. The Company's policy is to recognize any impairment loss on long-lived assets as a charge to current income when certain events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

Prior Year Reclassification

  Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  LONG-TERM DEBT

  The Company maintains an unsecured revolving credit facility, which will expire November 5, 2003 and allows borrowings up to $35 million. The Company also maintains an unsecured working capital line of credit for $7 million, which is subject to annual renewal (collectively, the "Debt Agreements"). As of February 3, 2001, the Company had $9,748,000 outstanding under these facilities. The average amount of borrowings outstanding under the Debt Agreements during fiscal 2001 was $9,386,748, the maximum outstanding was $22,405,744, and the weighted average interest rate was 7.68%. The average amount of Debt Agreements during fiscal 2000 was $5,391,090, the maximum amount outstanding was $14,155,468, and the weighted average interest rate was 6.48%. The average amount of borrowings outstanding under the applicable loan agreements during fiscal 1999 was $4,550,992, the maximum amount outstanding was $11,024,717, and the weighted average interest rate was 6.49%.

  The Company's Debt Agreements contain certain restrictive covenants common to such agreements. The Company was in compliance with respect to all of its covenants at February 3, 2001.

3.  LEASES

  The Company leases the premises for its retail sporting goods stores under operating leases which expire in various years through the year 2009. Many of these leases contain renewal options and require the Company to pay executory costs (such as property taxes, maintenance, and insurance). Rental payments typically include minimum rentals plus contingent rentals based on sales.

  In February 1996, the Company entered into a sale-leaseback transaction to finance its warehouse and office facilities. In December 1999, the related operating lease was amended to include the fiscal 2000 expansion of these facilities. The amended lease rate is $784,000 per year and will expire in December 2014.

  Minimum future rental payments under noncancelable operating leases having remaining terms in excess of one year as of February 3, 2001 are as follows:

                            Fiscal Year Ending
                            ------------------

                      2002                    $14,712,000
                      2003                     13,769,000
                      2004                     11,668,000
                      2005                      9,102,000
                      2006                      5,571,000
                      Thereafter               10,918,000
                                              -----------
                                              $65,740,000
                                              ===========

Rental expense for all operating leases consisted of the following:


                                                                   Fiscal Year Ended
                                                      ----------------------------------------------
                                                      February 3,       January 29,      January 30,
                                                         2001              2000             1999
                                                      -----------       -----------      -----------
Minimum rentals                                       $12,969,000       $10,145,000       $8,049,500
Contingent rentals                                      1,043,000           833,000          790,000
                                                      -----------       -----------       ----------
                                                      $14,012,000       $10,978,000       $8,839,500
                                                      ===========       ===========       ==========

4.    PROFIT-SHARING PLAN

  The Company maintains a 401(k) profit sharing plan (the "Plan") which permits participants to make pretax contributions to the Plan. The Plan covers all employees who have completed one year of service and who are at least 21 years of age. Participants of the Plan may voluntarily contribute from 2% to 15% of their compensation within certain dollar limits as allowed by law. These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the Plan. The Company's contribution to the Plan equals (1) an amount determined at the discretion of the Board of Directors plus (2) a matching contribution equal to a discretionary percentage of up to 6% of a participant's compensation. Contribution expense for fiscal years 2001, 2000, and 1999 was $344,000, $436,000 and $397,000, respectively.

5.  RELATED-PARTY TRANSACTIONS

  The Company's majority stockholder provides financial advisory services to the Company. Such services include, but are not necessarily limited to, advice and assistance concerning any and all aspects of the operation, planning, and financing of the Company. Management fee expense under this arrangement was $200,000 in fiscal 2001, fiscal 2000 and fiscal 1999.

  The Company maintains a sublease for one store with an entity that is controlled by a minority stockholder which expires in June 2008. Minimum lease payments were $190,800 in fiscal 2001, fiscal 2000 and fiscal 1999. Future minimum lease payments under this noncancelable sublease aggregate $1,415,100.

6.  INCOME TAXES

  A summary of the components of the provision for income taxes is as follows:

                                                                         Fiscal Year Ended
                                                      ----------------------------------------------------------
                                                      February 3,            January 29,             January 30,
                                                        2001                    2000                   1999
                                                      ----------              ----------              ----------
Federal:
   Current                                            $6,108,000              $4,648,000              $3,878,000
   Deferred                                             (423,000)                (95,000)               (190,000)
                                                      ----------              ----------              ----------
                                                       5,685,000               4,553,000               3,688,000
                                                      ----------              ----------              ----------
State:
   Current                                             1,008,000                 801,000                 629,000
   Deferred                                             (100,000)                 10,000                 (83,000)
                                                      ----------              ----------              ----------
                                                         908,000                 811,000                 546,000
                                                      ----------              ----------              ----------
Provision for income taxes                            $6,593,000              $5,364,000              $4,234,000
                                                      ==========              ==========              ==========

  The provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following:

                                                                      Fiscal Year Ended
                                                       ------------------------------------------------
                                                       February 3,        January 29,      January 30,
                                                         2001               2000               1999
                                                       ----------        ----------        ------------
Tax provision computed at the federal
 statutory rate (34%)                                  $5,918,000        $4,768,000        $3,748,000

Effect of state income taxes, net of
 benefits                                                 574,000           592,000           439,000

Other                                                     101,000             4,000            47,000
                                                       ----------        ----------        ----------
                                                       $6,593,000        $5,364,000        $4,234,000
                                                       ==========        ==========        ==========

  Temporary differences which create deferred tax assets are detailed below:

                                                   February 3, 2001                    January 29, 2000
                                          ------------------------------------------------------------------
                                             Current            Noncurrent        Current         Noncurrent
                                          ----------            ----------       ----------       ----------
Depreciation                              $      ---            $741,000        $      ---          $610,000
Inventory                                     399,000               ---            105,000               ---
Accruals                                      766,000               ---            653,000               ---
Other                                         (55,000)              ---            (40,000)              ---
                                           ----------          --------           --------          --------
Deferred tax asset                         $1,110,000          $741,000           $718,000          $610,000
                                           ==========          ========           ========          ========

  The Company has not recorded a valuation allowance for deferred tax assets as realization is considered more likely than not.

7.  STOCK OPTION AND STOCK PURCHASE PLANS

Stock Option Plans

  The Company utilizes the intrinsic value method of accounting for stock option grants. As the option exercise price is generally equal to the fair value of the shares of common stock at the date of the option grant, no compensation cost is recognized.

  The Hibbett Sporting Goods, Inc. Employee Stock Option Plan, as amended
(the "Original Option Plan") authorizes the granting of stock options for the purchase of up to 66,352 shares of common stock. Options granted vest over a three-year period for 25,369 shares and a five-year period for 40,983 shares and expire on the tenth anniversary of the date of grant. As of February 3, 2001, 8,198 of these options were outstanding.

  In fiscal 1997, the Company adopted the Hibbett Sporting Goods, Inc. 1996 Stock Option Plan, as amended (the "1996 Option Plan"). The 1996 Option Plan authorizes the granting of stock options for the purchase of up to 538,566 shares of common stock. Options granted vest over a five-year period and expire on the tenth anniversary of the date of grant. As of February 3, 2001, a total of 80,998 shares of the Company's authorized and unissued common stock were reserved for future grants under the 1996 Option Plan, and options for 386,457 shares were outstanding at that date.

  A summary of the status of the Company's stock option plans is as follows:

                                                              Fiscal Year Ended
                           --------------------------------------------------------------------------------------
                                 February 3, 2001              January 29, 2000              January 30, 1999
                           --------------------------    --------------------------    --------------------------
                                           Weighted                      Weighted                      Weighted
                                           Average                        Average                       Average
                                           Exercise                      Exercise                      Exercise
                              Shares        Price           Shares        Price           Shares        Price
                          --------------------------    --------------------------    --------------------------
Outstanding at beginning
 of year                      398,610        $16.54         302,571        $15.46         244,088        $10.83

Granted                        95,100         15.75         118,650         18.09          77,000         27.71
Exercised                     (91,413)         9.45         (16,619)         6.92         (16,579)         3.73
Forfeited                      (7,642)        17.61          (5,992)        19.33          (1,938)        20.25
                              -------        ------        --------        ------         -------        ------
Outstanding at end of
 year                         394,655        $17.97         398,610        $16.54         302,571        $15.46
                              =======        ======         =======        ======         =======        ======

Exercisable at end of
 year                         123,005        $17.61         134,710        $12.78          93,749        $ 9.75
                              =======        ======         =======        ======         =======        ======
Weighted average fair
 value of options
 granted                                     $12.65                        $10.70                        $16.51
                                             ======                        ======                        ======


  The following table summarizes information about stock options outstanding at February 3, 2001:

                                               Options Outstanding                                   Options Exercisable
                             ------------------------------------------------------           ---------------------------------
                                                    Weighted
                                  Number             Average               Weighted               Number              Weighted
                              Outstanding at        Remaining               Average           Exercisable at           Average
      Range of                  February 3,        Contractual             Exercise             February 3,           Exercise
  Exercise Prices                 2001            Life (Years)              Price                  2001                Price
  ---------------             -------------       -----------             ---------           --------------          ---------
     $6.10                        24,916              5.9                    $ 6.10                16,107               $ 6.10
$15.00 to $17.75                 283,739              7.9                    $16.31                76,998               $16.15
$20.25 to $28.00                  86,000              8.4                    $26.90                29,900               $27.57


  Compensation costs of $50,000 were accrued in fiscal 2001, 2000, and 1999, related to the difference in the estimated market value of the stock and the nonqualified option exercise price, including the related tax benefit. As these options are exercised, the excess of the proceeds and accruals over the par value is credited to paid-in capital. Additionally, the tax benefit associated with 1) the exercise of nonqualified stock options and 2) disqualifying dispositions of shares acquired in the Company's option plans, is also credited to paid-in capital and amounted to $570,000 in fiscal 2001, $87,000 in fiscal 2000, and $188,000 in fiscal 1999.

  If the Company had recorded compensation costs in accordance with SFAS No. 123 under the fair value based method (using the Black-Scholes option pricing model), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      Fiscal Year Ended
                                                        ----------------------------------------------
                                                         February 3,      January 29,      January 30,
                                                            2001              2000             1999
                                                        -----------       -----------      -----------
Net income--as reported                                    $10,812           $8,660           $6,790
Net income--pro forma                                       10,206            8,293            6,499

Diluted earnings per share--as reported                       1.63             1.33             1.04
Diluted earnings per share--pro forma                         1.54             1.27              .99

  The weighted average assumptions for determining compensation costs under the fair value method include (i) a risk-free interest rate based on zero-coupon governmental issues on each grant date with the maturity equal to the expected term of the options (6.6%, 5.2% and 5.5% for fiscal 2001, 2000 and 1999, respectively), (ii) an expected forfeiture rate of 7.0%, (iii) an expected stock volatility of 56%, and (iv) no expected dividend yield.

Other Plans

  On September 13, 1996, the Company adopted an Employee Stock Purchase Plan and Outside Director Stock Plan reserving 75,000 shares and 50,000 shares of the Company's common stock, respectively, for purchase by the employees and directors at 85% and 100% of the fair value of the common stock, respectively. On February 2, 2001, January 28, 2000 and January 29, 1999, the Company granted 7,500 options at exercise prices of $34.72, $18.31 and $17.75 (market value at the date of grant) respectively, under the Outside Director Stock Plan. These options vest immediately and expire on the earlier of the tenth anniversary of the grant or one year from the date on which the director is no longer eligible. The Employee Stock Purchase Plan became effective on April 1, 1997, and as of February 3, 2001, 16,807 shares have been issued.

8.  COMMITMENTS AND CONTINGENCIES

  The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of the Company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Hibbett Sporting Goods, Inc.:

  We have audited the accompanying consolidated balance sheets of HIBBETT SPORTING GOODS, INC. (a Delaware corporation) AND SUBSIDIARIES as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three fiscal years in the period ended February 3, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sporting Goods, Inc. and subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2001, in conformity with accounting principles generally accepted in the United States.



                                       ARTHUR ANDERSEN LLP


Birmingham, Alabama
March 15, 2001