Form 10-Q
period 2001-05-05
HIBBETT SPORTING GOODS INC
filed 2001-06-15
CIK 1017480

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(mark one)


____X____  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

           For the quarterly period ended: May 5, 2001
                                           -----------


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

                      Yes    X                 No ______
                          -------

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of June 13, 2001 were 6,587,425 shares.

                         HIBBETT SPORTING GOODS, INC.

                                     INDEX

                                                                                       Page No.
                                                                                       --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

   Unaudited Condensed Consolidated Balance Sheets at May 5, 2001 and
         February 3, 2001                                                                 2

   Unaudited Condensed Consolidated Statements of Operations for the Thirteen
         Week Periods Ended May 5, 2001 and April 29, 2000                                3

   Unaudited Condensed Consolidated Statements of Cash Flows for the Thirteen
         Week Periods Ended May 5, 2001 and April 29, 2000                                4

   Notes to Unaudited Condensed Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                            6

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                8

Item 2.  Changes in Securities                                                            8

Item 3.  Defaults Upon Senior Securities                                                  8

Item 4.  Submission of Matters to Vote of Security-Holders                                8

Item 5.  Other Information                                                                9

Item 6.  Exhibits and Reports on Form 8-K                                                 9

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)



                                                                   May 5, 2001      February 3, 2001
                                                                   -----------      ----------------
Assets
  Current Assets:
     Cash and cash equivalents                                     $     2,049      $          1,884
     Accounts receivable, net                                            2,184                 2,649
     Inventories                                                        78,014                70,058
     Prepaid expenses and other                                          2,909                   822
     Deferred income taxes                                               1,095                 1,110
                                                                   -----------      ----------------
        Total current assets                                            86,251                76,523
                                                                   -----------      ----------------

  Property and equipment, net                                           23,798                23,710
                                                                   -----------      ----------------

  Noncurrent Assets:
     Deferred income taxes                                                 769                   741
     Other, net                                                            302                   278
                                                                   -----------      ----------------
        Total noncurrent assets                                          1,071                 1,019
                                                                   -----------      ----------------

Total Assets                                                       $   111,120      $        101,252
                                                                   ===========      ================


Liabilities and Stockholders' Investment
  Current Liabilities:
     Accounts payable                                              $    28,645      $         18,268
     Accrued income taxes                                                2,200                 1,859
     Accrued expenses:
        Payroll-related                                                  2,376                 2,640
        Other                                                            2,332                 2,072
                                                                   -----------      ----------------
     Total current liabilities                                          35,553                24,839
                                                                   -----------      ----------------

  Long-Term Debt                                                         4,614                 9,748
                                                                   -----------      ----------------

  Stockholders' Investment:
     Preferred stock, $.01 par value 1,000,000 shares
        authorized, no shares outstanding                                    -                     -
     Common stock, $.01 par value, 12,000,000 shares
        authorized, 6,575,482 shares issued and
        outstanding at May 5, 2001 and 6,532,885
        shares issued and outstanding at February 3, 2001                   66                    65
     Paid-in capital                                                    56,796                55,928
     Retained earnings                                                  14,091                10,672
                                                                   -----------      ----------------
        Total stockholders' investment                                  70,953                66,665
                                                                   -----------      ----------------

Total Liabilities and Stockholders' Investment                     $   111,120      $        101,252
                                                                   ===========      ================


      See notes to unaudited condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars In Thousands, Except Per Share Amounts)

                                                                Thirteen Weeks Ended
                                                           -------------------------------
                                                           May 5, 2001      April 29, 2000
                                                           -----------      --------------
Net sales                                                  $    60,345      $       50,522
Cost of goods sold,
  including warehouse, distribution
  and store occupancy costs                                     41,881              35,130
                                                           -----------      --------------
     Gross profit                                               18,464              15,392

Store operating, selling, and
  administrative expenses                                       11,437               9,716

Depreciation and amortization                                    1,382               1,135
                                                           -----------      --------------
     Operating income                                            5,645               4,541

Interest expense, net                                              152                  69
                                                           -----------      --------------

     Income before provision for income taxes                    5,493               4,472

Provision for income taxes                                       2,074               1,711
                                                           -----------      --------------
     Net income                                            $     3,419      $        2,761
                                                           ===========      ==============


Basic earnings per common share                            $      0.52      $         0.43
                                                           ===========      ==============

Diluted earnings per common share                          $      0.51      $         0.42
                                                           ===========      ==============

Weighted average shares outstanding:
     Basic                                                   6,548,228           6,436,278
                                                           ===========      ==============
     Diluted                                                 6,698,866           6,530,192
                                                           ===========      ==============

      See notes to unaudited condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)

                                                              Thirteen Weeks Ended
                                                        --------------------------------
                                                          May 5, 2001     April 29, 2000
                                                        --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                $  3,419           $  2,761
                                                        --------------    --------------
 Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                               1,382              1,135
  Deferred income taxes                                         (13)               (13)
  Loss on disposal of assets                                     (3)                 2
  Change in assets and liabilities                            1,105               (155)
                                                        --------------    --------------
   Total adjustments                                          2,471                969
                                                        --------------    --------------
   Net cash provided by operating activities                  5,890              3,730
                                                        --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                        (1,467)            (1,319)
 Proceeds from sale of property                                   7                 10
                                                        --------------    --------------
   Net cash used in investing activities                     (1,460)            (1,309)
                                                        --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Revolving loan activity, net                                (5,134)            (3,088)
 Proceeds from options exercised and purchase
  of shares under employee stock purchase plan,
  including tax benefit                                         869                 35
                                                        --------------    --------------
    Net cash used in financing activities                    (4,265)            (3,053)
                                                        --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            165               (632)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                1,884                860
                                                        --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  2,049           $    228
                                                        ==============    ==============

      See notes to unaudited condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2001. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 5, 2001 and April 29, 2000, and the results of its operations and cash flows for the periods presented.

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

     A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                  Thirteen Week Period Ended
                                              ----------------------------------
                                                May 5, 2001      April 29, 2000
                                              ---------------  -----------------
       Weighted average shares outstanding:
         Basic                                     6,548,228        6,436,278
         Dilutive effect of stock options            150,638           93,914
                                              ----------------  ----------------
            Diluted                                6,698,866        6,530,192
                                              ================  ================

     For the thirteen week periods ended May 5, 2001 and April 29, 2000, 90,300 and 94,600 anti-dilutive options, respectively, were appropriately excluded from the computation.

3.  Stockholders' Investment

     The Company offers participation in stock option plans to certain employees and individuals. Awards typically vest and become exercisable in incremental installments over a period of either three or five years and expire on the tenth anniversary of the date of grant. For the thirteen weeks ended May 5, 2001, 42,597 shares were exercised resulting in an increase to Stockholders' Investment of $869,000, including a related tax benefit of $180,000.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Hibbett Sporting Goods, Inc. ("we" or "Hibbett" or the "Company") is a rapidly-growing operator of full-line athletic sporting goods stores in small to mid-sized markets predominantly in the southeast, mid-Atlantic and midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel at competitive prices with superior customer service. Our merchandise assortment features a broad selection of brand name merchandise emphasizing team and individual sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. Our management team believes that our stores are among the primary retail distribution avenue for brand name vendors that seek to penetrate our target markets.

     As of May 5, 2001, we operated 267 Hibbett Sports stores as well as seventeen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 19 states. Our primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000 square foot store located in enclosed malls and dominant power strip centers. We target markets with county populations that range from 30,000 to 250,000. By targeting smaller markets, we believe that we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs, and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

     Hibbett operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the State of Delaware.


Results of Operations

     The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

                                                                Thirteen Week
                                                                Period Ended
                                                        ----------------------------
                                                        May 5, 2001  April 29, 2000
                                                        -----------  --------------
        Net sales                                         100.0%        100.0%
        Cost of goods sold, including warehouse,
         distribution and store occupancy costs            69.4          69.5
                                                          -------        ------
        Gross profit                                       30.6          30.5
        Store operating, selling, and administrative
         expenses                                          18.9          19.2
        Depreciation and amortization                       2.3           2.3
                                                          -------        ------
        Operating income                                    9.4           9.0
        Interest expense, net                               0.3           0.1
                                                          -------        ------
        Income before provision for income taxes            9.1           8.9
        Provision for income taxes                          3.4           3.4
                                                          -------        ------
        Net income                                          5.7%          5.5%
                                                          =======        ======

Thirteen Weeks Ended May 5, 2001 Compared to Thirteen Weeks Ended April 29, 2000

  Net sales. Net sales increased $9.8 million, or 19.4%, to $60.3 million for the thirteen weeks ended May 5, 2001, from $50.5 million for the comparable period in the prior year. This increase is attributed to the opening of a net of fifty-four Hibbett Sports stores and four Sports Additions stores in the 52 week period ended May 5, 2001, and a 3.5% increase in comparable store net sales for the quarter ended May 5, 2001. The increase in comparable store net sales was primarily due to increased equipment and licensed apparel sales. New stores and stores not in the comparable store net sales calculation accounted for $8.1 million of the increase in net sales, and increases in comparable store net sales contributed $1.7 million. Comparable store net sales data for the period reflect sales for our Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended May 5, 2001, we opened seven new stores and closed one as compared to the thirteen weeks ended April 29, 2000, in which we opened seven new stores.

  Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores, and occupancy and operating costs for the distribution center. Gross profit was $18.5 million, or 30.6% of net sales, in the thirteen weeks ended May 5, 2001, as compared to $15.4 million, or 30.5% of net sales, in the same period of the prior fiscal year. The improved gross margin was due to higher product margins and improved leveraging of distribution center costs over a larger store base in the current year period.

  Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $11.4 million, or 18.9% of net sales, for the thirteen weeks ended May 5, 2001, as compared to $9.7 million, or 19.2% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended May 5, 2001 are attributable to improved leveraging of administrative costs over a larger store base.

  Depreciation and amortization. Depreciation and amortization as a percentage of net sales remained consistent with the prior year at 2.3% for the thirteen weeks ended May 5, 2001.

  Interest expense, net. Net interest expense for the thirteen weeks ended May 5, 2001 was $152,000 compared to net interest expense of $69,000 in the prior year period. The increase is attributable to higher levels of borrowings on the Company's revolving credit facilities in the current year period to fund increased working capital requirements due to the increase in the number of stores opened.

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

  Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. We have continued to increase our inventory levels in the thirteen weeks ended May 5, 2001 as the number of stores has increased, which is partially offset by reductions in our inventory on a per store basis. We have financed this increase primarily through increased net income and increases in accounts payable balances. Net cash provided by operating activities was $5.9 million for the thirteen week period ending May 5, 2001 as compared to net cash provided by operating activities of $3.7 million for the thirteen week period ending April 29, 2000.

  With respect to cash flows used in investing activities, capital expenditures were $1.5 million in the thirteen week period ended May 5, 2001 compared to $1.3 million for the comparable period in the prior year. Capital expenditures in the thirteen weeks ended May 5, 2001 primarily related to the opening of seven new stores, the rollout of the new POS system, and certain office and distribution center-related expenditures.

  Net cash used in financing activities was $4.3 million in the thirteen week period ended May 5, 2001 compared with $3.1 million used in financing activities in the prior year period. Financing activities primarily relate to borrowings and repayments under our credit facilities. The increase in debt repayment during the thirteen week period ended May 5, 2001 resulted from an increase in cash provided from operations.

  The Company estimates capital expenditures in fiscal 2002 to be approximately $9.9 million which includes resources budgeted to (i) fund the opening of approximately 65 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center related capital expenditures.

  Hibbett maintains an unsecured revolving credit facility, which will expire November 5, 2003 and allows borrowings up to $35 million. We also maintain an unsecured working capital line of credit for $7 million, which is subject to annual renewal. As of May 5, 2001, the Company had $4.6 million outstanding under these facilities. Based on our current operating and store opening plans, management believes that we can fund our cash needs for the foreseeable future through borrowings under the credit facility, the working capital line of credit and cash generated from operations.


Special Note Regarding Forward Looking Statements

  The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of, among other factors, the ability of the Company to execute its expansion plans, a shift in demand for the merchandise offered by the Company, the Company's ability to obtain brand name merchandise at competitive prices, the effect of regional or national economic conditions, the effect of competitive pressures from other retailers and the ability to attract and retain qualified personnel. In addition, the reader should consider the risk factors described from time to time in the Company's other documents and reports, including the factors described under "Risk Factors" in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 1, 1997, and any amendments thereto.


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

      None

ITEM 5:    Other Information

      None

ITEM 6:    Exhibits and Reports on Form 8-K

      (A)  Exhibits

      None

      (B)  Reports on Form 8-K

      No reports on Form 8-K were filed by us during the three months ended May 5, 2001.



                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                  HIBBETT SPORTING GOODS, INC.


Date:    June 15, 2001            BY:/s/ Gary A. Smith
     ----------------------          -----------------------------------
                                     Gary A. Smith
                                     Vice President & Chief Financial Officer