Form 10-Q
period 2001-08-04
HIBBETT SPORTING GOODS INC
filed 2001-09-18
CIK 1017480

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(mark one)


   X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------        SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended: August 4, 2001
                                               --------------


                                    - OR -

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the transaction period from _________ to ________


                       COMMISSION FILE NUMBER 000-20969

                         HIBBETT SPORTING GOODS, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                             63-1074067
           --------                                             ----------
(State or other jurisdiction of                               (IRS Employee
incorporation or organization)                             Identification No.)

              451 Industrial Lane, Birmingham, Alabama             35211
              ----------------------------------------             -----
              (Address of principal executive Offices)           (Zip code)


                                (205)-942-4292
              (Registrant's telephone number including area code)

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

                                Yes   X     No _____
                                    -----

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of September 14, 2001 were 6,588,105 shares.

                         HIBBETT SPORTING GOODS, INC.

                                     INDEX

                                                                                               Page No.
                                                                                               -------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets at August 4, 2001 and
         February 3, 2001                                                                           2

     Condensed Consolidated Statements of Operations for the Thirteen Week
         and Twenty-Six Week Periods Ended August 4, 2001 and July 29, 2000                         3

     Condensed Consolidated Statements of Cash Flows for the Twenty-Six
         Week Periods Ended August 4, 2001 and July 29, 2000                                        4

     Notes to Condensed Consolidated Financial Statements                                           5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                    6

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          9

Item 2.  Changes in Securities                                                                      9

Item 3.  Defaults Upon Senior Securities                                                            9

Item 4.  Submission of Matters to Vote of Security-Holders                                          9

Item 5.  Other Information                                                                         10

Item 6.  Exhibits and Reports on Form 8-K                                                          10

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)


                                                               August 4, 2001        February 3, 2001
                                                            -------------------     ------------------
Assets
  Current Assets:
     Cash and cash equivalents                              $             3,671     $            1,884
     Accounts receivable, net                                             2,840                  2,649
     Inventories                                                         82,881                 70,058
     Prepaid expenses and other                                           2,788                    822
     Refundable income tax                                                  460                      -
     Deferred income taxes                                                1,080                  1,110
                                                            -------------------     ------------------
        Total current assets                                             93,720                 76,523
                                                            -------------------     ------------------

  Property and equipment, net                                            24,588                 23,710
                                                            -------------------     ------------------

  Noncurrent Assets:
     Deferred income taxes                                                  797                    741
     Other, net                                                             269                    278
                                                            -------------------     ------------------
        Total noncurrent assets                                           1,066                  1,019
                                                            -------------------     ------------------

Total Assets                                                $           119,374     $          101,252
                                                            ===================     ==================


Liabilities and Stockholders' Investment
  Current Liabilities:
     Accounts payable                                       $            29,367     $           18,268
     Accrued income taxes                                                     -                  1,859
     Accrued expenses:
        Payroll-related                                                   1,989                  2,640
        Other                                                             2,622                  2,072
                                                            -------------------     ------------------
     Total current liabilities                                           33,978                 24,839
                                                            -------------------     ------------------

  Long-Term Debt                                                         12,044                  9,748
                                                            -------------------     ------------------

  Stockholders' Investment:
     Preferred stock, $.01 par value 1,000,000 shares
        authorized, no shares outstanding                                     -                      -
     Common stock, $.01 par value, 12,000,000 shares
        authorized, 6,588,105 shares issued and
        outstanding at August 4, 2001 and 6,532,885
        shares issued and outstanding at February 3, 2001                    66                     65
     Paid-in capital                                                     57,150                 55,928
     Retained earnings (deficit)                                         16,136                 10,672
                                                            -------------------     ------------------
        Total stockholders' investment                                   73,352                 66,665
                                                            -------------------     ------------------

Total Liabilities and Stockholders' Investment              $           119,374     $          101,252
                                                            ===================     ==================

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars In Thousands, Except Per Share Amounts)

                                                       Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                               ------------------------------------     -----------------------------------
                                                 August 4, 2001     July 29, 2000        August 4, 2001      July 29, 2000
                                               -----------------   ----------------     ----------------    ---------------
Net sales                                      $          55,633   $         46,626     $        115,978    $        97,148
Cost of goods sold,
  including warehouse, distribution
  and store occupancy costs                               39,027             32,933               80,908             68,063
                                               -----------------   ----------------     ----------------    ---------------
     Gross profit                                         16,606             13,693               35,070             29,085

Store operating, selling, and
  administrative expenses                                 11,681              9,122               23,118             18,838

Depreciation and amortization                              1,444              1,135                2,826              2,270
                                               -----------------   ----------------     ----------------    ---------------
     Operating income                                      3,481              3,436                9,126              7,977

Interest expense                                             195                191                  347                260
                                               -----------------   ----------------     ----------------    ---------------

     Income before provision for income taxes              3,286              3,245                8,779              7,717

Provision for income taxes                                 1,240              1,225                3,314              2,936
                                               -----------------   ----------------     ----------------    ---------------
     Net income                                $           2,046   $          2,020     $          5,465    $         4,781
                                               =================   ================     ================    ===============


Basic earnings per common share                $            0.31   $           0.31     $           0.83    $          0.74
                                               =================   ================     ================    ===============

Diluted earnings per common share              $            0.30   $           0.31     $           0.81    $          0.73
                                               =================   ================     ================    ===============

Weighted average shares outstanding:
     Basic                                             6,584,545         6 ,446,276            6,566,386         6 ,441,277
                                               =================   ================     ================    ===============
     Diluted                                           6,766,620         6 ,607,439            6,733,149         6 ,572,101
                                               =================   ================     ================    ===============

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars In Thousands)


                                                                             Twenty-Six Weeks Ended
                                                                      ------------------------------------
                                                                       August 4, 2001       July 29, 2000
                                                                      ----------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $          5,465      $        4,781
                                                                      ----------------      --------------
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
     Depreciation and amortization                                               2,826               2,270
     Deferred income taxes                                                         (26)                (27)
     Loss on disposal of assets                                                     44                  16
     Change in assets and liabilities                                           (6,310)             (8,761)
                                                                      ----------------      --------------
        Total adjustments                                                       (3,466)             (6,502)
                                                                      ----------------      --------------
        Net cash provided by (used in) operating activities                      1,999              (1,721)
                                                                      ----------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (3,745)             (3,161)
  Proceeds from sale of property                                                    14                  22
                                                                      ----------------      --------------
        Net cash (used in) investing activities                                 (3,731)             (3,139)
                                                                      ----------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan activity, net                                                   2,296               5,609
  Proceeds from options exercised and purchase
     of shares under employee stock purchase plan,
     including tax benefit.                                                      1,223                 245
                                                                      ----------------      --------------
        Net cash provided by financing activities                                3,519               5,854
                                                                      ----------------      --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        1,787                 994

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,884                 860
                                                                      ----------------      --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $          3,671      $        1,854
                                                                      ================      ==============

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest                                                    $            310      $          203
                                                                      -----------------     --------------
          Income taxes, net of refunds                                $          5,561      $        3,691
                                                                      -----------------     --------------

           See notes to condensed consolidated financial statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2001. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of August 4, 2001 and July 29, 2000, and the results of its operations and cash flows for the periods presented.

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

         A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                 Thirteen Week Period Ended              Twenty-Six Week Period Ended
                                               ------------------------------------------------------------------------------
                                                 August 4,            July 29,           August 4,                July 29,
                                                   2001                 2000               2001                     2000
                                               ------------        --------------      -------------           --------------
Weighted average shares outstanding
    Basic                                         6,584,545            6,446,276          6,566,386                6,441,277
    Dilutive effect of stock options                182,075              161,163            166,763                  130,824
                                               -------------       --------------      -------------           --------------
       Diluted                                    6,766,620            6,607,439          6,733,149                6,572,101
                                               =============       ==============      =============           ==============

         For the thirteen week periods ended August 4, 2001 and July 29, 2000, 7,500 and 79,600 anti-dilutive options, respectively, were appropriately excluded from the computation. For the twenty-six week periods ended August 4, 2001 and July 29, 2000, 7,500 and 84,600 anti-dilutive options, respectively, were appropriately excluded from the computation.

3.   Stockholders' Investment

         The Company offers participation in stock option plans to certain employees and individuals. Awards typically vest and become exercisable in incremental installments over a period of either three or five years and expire on the tenth anniversary of the date of grant. For the twenty-six weeks ended August 4, 2001, 56,182 shares were exercised resulting in increase to Stockholders' Investment of $1,223,000, including a related tax benefit of $278,000.

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

         As of August 4, 2001, we operated 280 Hibbett Sports stores as well as sixteen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 19 states. Our primary retail format and growth vehicle is Hibbett Sports a 5,000 square foot store located in enclosed malls and dominant strip centers. We target markets with county populations that range from 30,000 to 250,000. By targeting smaller markets, we believe that we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

         Hibbett operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the State of Delaware.

Results of Operations

         The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

                                                                 Thirteen Week                           Twenty-Six Week
                                                                  Period Ended                            Period Ended
                                                         ------------------------------         --------------------------------
                                                         August 4, 2001   July 29, 2000         August 4, 2001     July 29, 2000
                                                         --------------   -------------         --------------     -------------
Net sales                                                    100.0%           100.0%                100.0%            100.0%
Cost of goods sold, including warehouse,
  distribution and store occupancy costs                      70.1             70.6                  69.8              70.1
                                                            ------           ------                ------            ------
Gross profit                                                  29.9             29.4                  30.2              29.9
Store operating, selling, and administrative
  Expenses                                                    21.0             19.6                  19.9              19.4
Depreciation and amortization                                  2.6              2.4                   2.4               2.3
                                                            ------           ------                ------            ------
Operating income                                               6.3              7.4                   7.9               8.2
Interest expense, net                                          0.4              0.4                   0.3               0.3
                                                            ------           ------                ------            ------
Income before provision for income taxes                       5.9              7.0                   7.6               7.9
Provision for income taxes                                     2.2              2.7                   2.9               3.0
                                                            ------           ------                ------            ------
Net income                                                     3.7%             4.3%                  4.7%              4.9%
                                                           =======          =======               =======           =======

Thirteen Weeks Ended August 4, 2001 Compared to Thirteen Weeks Ended July 29,
2000

         Net sales. Net sales increased $9.0 million, or 19.3%, to $55.6 million for the thirteen weeks ended August 4, 2001, from $46.6 million for the comparable period in the prior year. This increase is attributed to the opening of a net of fifty-six Hibbett Sports stores and one Sports Additions store in the 52 week period ended August 4, 2001, and a 4.6% increase in comparable store net sales. The increase in comparable store net sales was primarily due to increased sales in footwear, team hard goods and accessories. New stores and stores not in the comparable store net sales calculation accounted for $7.1 million of the increase in net sales, and increases in comparable store net sales contributed $1.9 million. Comparable store net sales data for the period reflect sales for our traditional format stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended August 4, 2001, we opened sixteen Hibbett Sports stores.

         Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $16.6 million, or 29.9% of net sales, in the thirteen weeks ended August 4, 2001, as compared to $13.7 million, or 29.4% of net sales, in the same period of the prior fiscal year. The improved gross margin was due to higher product margins.

         Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $11.7 million, or 21.0% of net sales, for the thirteen weeks ended August 4, 2001, as compared to $9.1 million, or 19.6% of net sales, for the comparable period a year ago. The increase in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended August 4, 2001, is attributable to lower than expected sales volumes from the F2001 store class.

         Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.6% in the thirteen weeks ended August 4, 2001, compared to 2.4% in the thirteen weeks ended July 29, 2000. The increase as a percent to sales is primarily attributable to an increase in new store openings over the prior year period and less than expected sales volumes from the new stores.

         Interest expense. Interest expense for the thirteen weeks ended August 4, 2001, was $195,000 compared to $191,000 in the prior year period. The increase is attributable to higher levels of borrowing under the Company's credit facilities in the current year to fund working capital requirements.

Twenty-Six Weeks Ended August 4, 2001 Compared to Twenty-Six Weeks Ended July 29, 2000

         Net sales. Net sales increased $18.8 million, or 19.4%, to $116.0 million for the twenty-six weeks ended August 4, 2001, from $97.1 million for the comparable period in the prior year. This increase is attributed to the opening of a net of fifty-six Hibbett Sports stores and one Sports Additions store in the 52 week period ended August 4, 2001, and a 4.1% increase in comparable store net sales. The increase in comparable store net sales was primarily due to increased equipment, accessory, and footwear sales. New stores and stores not in the comparable store net sales calculation accounted for $15.4 million of the increase in net sales, and increases in comparable store net sales contributed $3.4 million. Comparable store net sales data for the period reflect sales for our traditional format stores open throughout the period and the corresponding period of the prior fiscal year. During the twenty-six weeks ended August 4, 2001, we opened twenty-three Hibbett Sports stores.

         Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $35.1 million, or 30.2% of net sales, in the twenty-six weeks ended August 4, 2001, as compared to $29.1 million, or 29.9% of net sales, in the same period of the prior fiscal year. The improved gross margin was due to higher product margins and improved leveraging of distribution center costs over a larger store base in the current year period.

         Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $23.1 million, or 19.9% of net sales, for the twenty-six weeks ended August 4, 2001, as compared to $18.8 million, or 19.4% of net sales, for the comparable period a year ago. The increase in store operating, selling and administrative expenses as a percentage of net sales in the twenty-six weeks ended August 4, 2001, is attributable to less than expected sales volumes from our newer stores.

         Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.4% in the twenty-six weeks ended August 4, 2001, compared to 2.3% in the twenty-six weeks ended July 29, 2000. The increase as a percent to sales is primarily attributable to an increase in new store openings over the prior year period and lower than expected sales volumes from our newer stores.

         Interest expense. Interest expense for the twenty-six weeks ended August 4, 2001, was $347,000 compared to $260,000 in the prior year period. The increase is attributable to higher market interest rates and higher levels of borrowing on the Company's credit facilities in the current year to fund new stores and working capital requirements.

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

         Net cash provided by (used in) operating activities for the periods presented was primarily driven by net income levels combined with fluctuations in inventory and accounts payable balances. Net cash provided by operating activities was $2.0 million for the twenty-six week period ending August 4, 2001 as compared to net cash used in operating activities of $1.7 million for the twenty-six week period ending July 29, 2001. We have continued to increase our inventory levels in the twenty-six weeks ended August 4, 2001, and July 29, 2000, as the number of stores has increased. The Company typically finances these increases through increased net income, increases in accounts payable balances and borrowings under our revolving credit facilities.

         With respect to cash flows from investing activities, capital expenditures were $3.7 million in the twenty-six week period ended August 4, 2001, compared to $3.2 million for the comparable period in the prior year. Capital expenditures in the twenty-six weeks ended August 4, 2001, primarily related to the opening of twenty-three new stores and certain office and distribution center-related expenditures. In the prior year period, we opened twenty new stores.

         The Company estimates capital expenditures in fiscal 2002 to be approximately $9.9 million which includes resources budgeted to (i) fund the opening of approximately 55 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center related capital expenditures.

         Net cash provided by financing activities was $3.5 million in the twenty-six week period ended August 4, 2001, compared with $5.9 million in the prior year period. Financing activities in the current year and prior year periods were primarily the result of borrowings under our credit facilities. These borrowings were used to fund new stores and working capital requirements.

         Hibbett maintains an unsecured revolving credit facility, which will expire November 5, 2003 and allows borrowings up to $35 million. We also maintain an unsecured working capital line of credit for $7 million which is subject to annual renewal. As of August 4, 2001, the Company had $12.0 million outstanding under these facilities. Based on our current operating and store opening plans, management believes that we can fund our cash needs for the foreseeable future through borrowings under the credit facility, the working capital line of credit and cash generated from operations.

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

          None

ITEM 3:        Defaults Upon Senior Securities

          None

ITEM 4:        Submission of Matters to Vote of Security-Holders

          The Company's Annual Meeting of Shareholders was held June 6, 2001.

       The following individuals were re-elected to the Board of Directors:

                                         Votes For          Votes Withheld
                                      ---------------      ----------------
       Carl Kirkland                     5,989,900              181,636
       Michael J. Newsome                5,944,016              227,520
       Thomas A. Saunders, III           5,987,100              184,436

          As Class II directors, Messrs Kirkland, Newsome, and Saunders will serve until the Annual Meeting of Shareholders to be held in 2004 or until their successors are elected and qualified.

          Arthur Andersen LLP was approved by the Board as the independent public accountants of the Company for the fiscal year ending February 2, 2002.

ITEM 5:        Other Information

          None


ITEM 6:        Exhibits and Reports on Form 8-K

          (A)  Exhibits

          10.1.4 Third Amendment to Credit Agreement dated as of June 15, 2001, between the Company, Hibbett Team Sales, Inc., Sports Wholesale, Inc., Bank of America, N.A., Fleet National Bank, and AmSouth Bank.

          10.2.5 Fourth Amendment to Credit Agreement dated as of June 15, 2001, between the Company, Hibbett Team Sales, Inc., Sports Wholesale, Inc., and AmSouth Bank.

          (B)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the three months ended August 4, 2001.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                        HIBBETT SPORTING GOODS, INC.

Date:  September 14, 2001                    By:  /s/ Gary A. Smith
       ----------------------                   -------------------------
                                                  Gary A. Smith
                                                  Vice President and
                                                  Chief Financial Officer