Form 10-Q
period 2001-11-03
HIBBETT SPORTING GOODS INC
filed 2001-12-14
CIK 1017480

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------         SECURITIES EXCHANGE ACT OF 1934.


                  For the quarterly period ended: November 3, 2001
                                                  ----------------


                                     - OR -

---------         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.

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

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of December 13, 2001 were 6,617,397 shares.

                          HIBBETT SPORTING GOODS, INC.

                                      INDEX

                                                                                              Page No.
                                                                                              --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Unaudited Condensed Consolidated Balance Sheets at November 3, 2001 and
         February 3, 2001                                                                         2

     Unaudited Condensed Consolidated Statements of Operations for the Thirteen Week and
         Thirty-Nine Week Periods Ended November 3, 2001 and October 28, 2000                     3

     Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine
         Week Periods Ended November 3, 2001 and October 28, 2000                                 4

     Notes to Unaudited Condensed Consolidated Financial Statements                               5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                  6

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        9

Item 2.  Changes in Securities                                                                    9

Item 3.  Defaults Upon Senior Securities                                                          9

Item 4.  Submission of Matters to Vote of Security-Holders                                        9

Item 5.  Other Information                                                                        9

Item 6.  Exhibits and Reports on Form 8-K                                                         9


                     HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                (Dollars In Thousands)

                                                         --------------    -------------
                                                          November 3,      February 3,
                                                             2001              2001
                                                         --------------    -------------
Assets
  Current Assets:
     Cash and cash equivalents                             $    796          $  1,884
     Accounts receivable, net                                 2,654             2,649
     Inventories                                             90,521            70,058
     Prepaid expenses and other                               2,854               822
     Refundable income tax                                      117               -
     Deferred income taxes                                    1,065             1,110
                                                           --------          --------
        Total current assets                                 98,007            76,523
                                                           --------          --------

  Property and equipment, net                                24,979            23,710
                                                           --------          --------

  Noncurrent Assets:
     Deferred income taxes                                      825               741
     Other, net                                                 255               278
                                                           --------          --------
        Total noncurrent assets                               1,080             1,019
                                                           --------          --------

Total Assets                                               $124,066          $101,252
                                                           ========          ========


Liabilities and Stockholders' Investment
  Current Liabilities:
     Accounts payable                                      $ 28,200          $ 18,268
     Accrued income taxes                                     1,105             1,859
     Accrued expenses:
        Payroll-related                                       2,311             2,640
        Other                                                 2,547             2,072
                                                           --------          --------
     Total current liabilities                               34,163            24,839
                                                           --------          --------

  Long-Term Debt                                             13,996             9,748
                                                           --------          --------

  Stockholders' Investment:
     Preferred stock, $.01 par value 1,000,000 shares
        authorized, no shares outstanding                       -                 -
     Common stock, $.01 par value, 12,000,000 shares
        authorized, 6,590,697 shares issued and
        outstanding at November 3, 2001 and 6,532,885
        shares issued and outstanding at February 3, 2001        66                65
     Paid-in capital                                         57,181            55,928
     Retained earnings (deficit)                             18,660            10,672
                                                           --------          --------
        Total stockholders' investment                       75,907            66,665
                                                           --------          --------

Total Liabilities and Stockholders' Investment             $124,066          $101,252
                                                           ========          ========



          See notes to unaudited condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars In Thousands, Except Per Share Amounts)


                                                      Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                --------------------------------    ---------------------------------
                                                  November 3,      October 28,         November 3,      October 28,
                                                     2001             2000                2001             2000
                                                --------------   ---------------    ---------------   ---------------
Net sales                                         $   57,737       $   52,075         $  173,715        $  149,224
Cost of goods sold,
  including warehouse, distribution
  and store occupancy costs                           40,127           36,242            121,036           104,305
                                                  ----------       ----------         ----------        ----------
     Gross profit                                     17,610           15,833             52,679            44,919

Store operating, selling, and
  administrative expenses                             11,973           10,147             35,090            28,986

Depreciation and amortization                          1,499            1,252              4,325             3,522
                                                  ----------       ----------         ----------        ----------
     Operating income                                  4,138            4,434             13,264            12,411

Interest expense                                         137              195                484               455
                                                  ----------       ----------         ----------        ----------

     Income before provision for income taxes          4,001            4,239             12,780            11,956

Provision for income taxes                             1,478            1,600              4,792             4,536
                                                  ----------       ----------         ----------        ----------
     Net income                                   $    2,523       $    2,639         $    7,988        $    7,420
                                                  ==========       ==========         ==========        ==========


Basic earnings per common share                   $     0.38       $     0.41         $     1.21        $     1.15
                                                  ==========       ==========         ==========        ==========

Diluted earnings per common share                 $     0.38       $     0.40         $     1.19        $     1.13
                                                  ==========       ==========         ==========        ==========

Weighted average shares outstanding:

     Basic                                         6,589,723        6,469,122          6,574,367         6,450,559
                                                  ==========       ==========         ==========        ==========
     Diluted                                       6,698,183        6,629,707          6,715,601         6,593,340
                                                  ==========       ==========         ==========        ==========



       See notes to unaudited condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                                                Thirty-nine Weeks Ended
                                                          ----------------------------------
                                                             November 3,        October 28,
                                                                2001                2000
                                                          ----------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  7,988           $  7,420
                                                              --------           --------
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                               4,325              3,522
     Deferred income taxes                                         (39)               (38)
     Loss on disposal of assets                                     64                 13
     Change in assets and liabilities                          (13,302)           (11,923)
                                                              --------           --------
        Total adjustments                                       (8,952)            (8,426)
                                                              --------           --------
        Net cash used in operating activities                     (964)            (1,006)
                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (5,646)            (5,721)
  Proceeds from sale of property                                    20                 25
                                                              --------           --------
        Net cash used in investing activities                   (5,626)            (5,696)
                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan activity, net                                   4,248              6,608
  Proceeds from options exercised and purchase
     of shares under employee stock purchase plan,
     including tax benefit                                       1,254                326
                                                              --------           --------
        Net cash provided by financing activities                5,502              6,934
                                                              --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,088)               232

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,884                860
                                                              --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $    796           $  1,092
                                                              ========           ========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest                                            $    431           $    373
                                                              --------           --------
          Income taxes, net of refunds                        $  5,606           $  4,182
                                                              --------           --------

      See notes to unaudited condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2001. In the opinion of management, the condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of November 3, 2001 and October 28, 2000, and the results of its operations and cash flows for the periods presented.

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

         A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                       Thirteen Week Period Ended               Thirty-Nine Week Period Ended
                                                  -------------------------------------     ---------------------------------------
                                                    November 3,          October 28,          November 3,           October 28,
                                                        2001                 2000                 2001                  2000
                                                  ----------------      ---------------     -----------------     -----------------
   Weighted average shares outstanding:
       Basic                                         6,589,723            6,469,122             6,574,367             6,450,559
       Dilutive effect of stock options                108,460              160,585               141,234               142,781
                                                  -------------        -------------        --------------        --------------
          Diluted                                    6,698,183            6,629,707             6,715,601             6,593,340
                                                  =============        =============        ==============        ==============


         For the thirteen week periods ended November 3, 2001 and October 28, 2000, 149,480 and 79,600 anti-dilutive options, respectively, were appropriately excluded from the computation. For the thirty-nine week periods ended November 3, 2001 and October 28, 2000, 85,600 and 84,600 anti-dilutive options, respectively, were appropriately excluded from the computation.

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

         As of November 3, 2001, we operated 294 Hibbett Sports stores as well as sixteen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 20 states. Our primary retail format and growth vehicle is Hibbett Sports a 5,000 square foot store located in enclosed malls and dominant strip centers. We target markets with county populations that range from 30,000 to 250,000. By targeting smaller markets, we believe that we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

         Hibbett operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the State of Delaware.

Results of Operations

         The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:


                                                            Thirteen Week                     Thirty-Nine Week
                                                            Period Ended                        Period Ended
                                                   --------------------------------   --------------------------------
                                                    November 3,      October 28,      November 3,     October 28,
                                                    -----------      -----------      -----------     -----------
                                                        2001             2000            2001            2000
                                                        ----             ----            ----            ----
Net sales                                               100.0%           100.0%          100.0%          100.0%
Cost of goods sold, including warehouse,
  distribution and store occupancy costs                 69.5             69.6            69.7            69.9
                                                        -----            -----           -----           -----
Gross profit                                             30.5             30.4            30.3            30.1
Store operating, selling, and administrative
  expenses                                               20.7             19.5            20.2            19.4
Depreciation and amortization                             2.6              2.4             2.5             2.4
                                                        -----            -----           -----           -----
Operating income                                          7.2              8.5             7.6             8.3
Interest expense, net                                     0.2              0.4             0.2             0.3
                                                        -----            -----           -----           -----
Income before provision for income taxes                  7.0              8.1             7.4             8.0
Provision for income taxes                                2.6              3.1             2.8             3.0
                                                        -----            -----           -----           -----
Net income                                                4.4%             5.0%            4.6%            5.0%
                                                        =====            =====           =====           =====

Thirteen Weeks Ended November 3, 2001 Compared to Thirteen Weeks Ended October 28, 2000

         Net sales. Net sales increased $5.6 million, or 10.9%, to $57.7 million for the thirteen weeks ended November 3, 2001, from $52.1 million for the comparable period in the prior year. This increase is attributed to the opening of a net of forty-seven Hibbett Sports stores in the 52 week period ended November 3, 2001. Comparable store sales decreased 3.9% during the thirteen weeks due to the unfavorable shift in the retail fiscal calendar, which shifted an important back-to-school week out of the third quarter into the second. On a calendar day to calendar day basis, comparable store sales increased 2.8% during the thirteen week period. New stores and stores not in the comparable store net sales calculation accounted for a $7.5 million increase in net sales, while decreases in comparable store net sales accounted for a loss of $1.8 million in net sales. Overall, approximately $1 million of lost sales is attributable to slower traffic in the weeks following September 11. Comparable store net sales data for the period reflect sales for our traditional format stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended November 3, 2001, we opened fifteen Hibbett Sports stores and closed one.

         Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $17.6 million, or 30.5% of net sales, in the thirteen weeks ended November 3, 2001, as compared to $15.8 million, or 30.4% of net sales, in the same period of the prior fiscal year. The improved gross margin was due to higher vendor discounts, lower markdown rates and reduced freight costs.

         Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $12.0 million, or 20.7% of net sales, for the thirteen weeks ended November 3, 2001, as compared to $10.1 million, or 19.5% of net sales, for the comparable period a year ago. The increase in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended November 3, 2001, is attributable to unfavorable comp store sales and lower than expected productivity from some of our smaller format stores.

         Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.6% in the thirteen weeks ended November 3, 2001, compared to 2.4% in the thirteen weeks ended October 28, 2000. The increase as a percent to sales is primarily attributable to depreciation associated with the rollout of the new Point-of-Sale software system and the new registers.

         Interest expense. Interest expense for the thirteen weeks ended November 3, 2001, was $137,000 compared to $195,000 in the prior year period. The decrease is attributable to lower interest rates associated with the borrowings under the Company's credit facilities in the current year to fund working capital requirements and new store growth.

Thirty-Nine Weeks Ended November 3, 2001 Compared to Thirty-Nine Weeks Ended October 28, 2000

         Net sales. Net sales increased $24.5 million, or 16.4%, to $173.7 million for the thirty-nine weeks ended November 3, 2001, from $149.2 million for the comparable period in the prior year. This increase is attributed to the opening of a net of forty-seven Hibbett Sports stores in the 52 week period ended November 3, 2001, and a 1.2% increase in comparable store net sales. The increase in comparable store net sales was primarily due to increased sales in both footwear and team sports. New stores and stores not in the comparable store net sales calculation accounted for $22.9 million of the increase in net sales, and increases in comparable store net sales contributed $1.6 million. Comparable store net sales data for the period reflect sales for our traditional format stores open throughout the period and the corresponding period of the prior fiscal year. During the thirty-nine weeks ended November 3, 2001, we opened thirty-eight Hibbett Sports stores and closed six.

         Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $52.7 million, or 30.3% of net sales, in the thirty-nine weeks ended November 3, 2001, as compared to $44.9 million, or 30.1% of net sales, in the same period of the prior fiscal year. The improved gross margin was primarily due to higher vendor discounts, lower markdown rates and reduced freight costs.

         Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $35.1 million, or 20.2% of net sales, for the thirty-nine weeks ended November 3, 2001, as compared to $29.0 million, or 19.4% of net sales, for the comparable period a year ago. The increase in store operating, selling and administrative expenses as a percentage of net sales in the thirty-nine weeks ended November 3, 2001, is attributable to lower productivity from some of our smaller format stores and less than anticipated same store sales growth.

         Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.5% in the thirty-nine weeks ended November 3, 2001, compared to 2.4% in the thirty-nine weeks ended October 28, 2000. The increase as a percent to sales is primarily attributable to depreciation associated with the rollout of the new POS software system and the new registers.

         Interest expense. Interest expense for the thirty-nine weeks ended November 3, 2001, was $484,000 compared to $455,000 in the prior year period. The increase is attributable to higher levels of borrowing on the Company's credit facilities to fund new stores and working capital requirements. This was offset by lower borrowing rates.

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

         Net cash provided by (used in) operating activities for the periods presented was primarily driven by net income levels combined with fluctuations in inventory and accounts payable balances. Net cash used in operating activities was $1.0 million for the thirty-nine week period ended November 3, 2001, which is equal to the net cash used in operating activities for the thirty-nine week period ended October 28, 2000. We have continued to increase our inventory levels in the thirty-nine weeks ended November 3, 2001 and October 28, 2000, as the number of stores has increased. The Company typically finances these increases through increased net income, increases in accounts payable balances and borrowings under our revolving credit facilities.

         With respect to cash flows from investing activities, capital expenditures were $5.6 million in the thirty-nine week period ended November 3, 2001 compared to $5.7 million for the comparable period in the prior year. Capital expenditures in the thirty-nine weeks ended November 3, 2001, primarily related to the opening of thirty-eight new stores, certain store remodels, and certain office and distribution center-related expenditures.

         The Company estimates capital expenditures in fiscal 2002 to be approximately $9.9 million which includes resources budgeted to (i) fund the opening of approximately 55 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center related capital expenditures.

          Net cash provided by financing activities was $5.5 million in the thirty-nine week period ended November 3, 2001, compared with $6.9 million in the prior year period. Financing activities in the current year and prior year periods were primarily the result of borrowings under our credit facilities. These borrowings were used to fund new stores and working capital requirements.

         We maintain an unsecured revolving credit facility, which will expire on November 5, 2003 and allows borrowings up to $35 million. We also maintain an unsecured working capital line of credit for $7 million which is subject to annual renewal each November. As of November 3, 2001, the Company had approximately $14 million outstanding under these facilities. Based on our current operating and store opening plans, management believes that we can fund our cash needs for the foreseeable future through borrowings under the credit facility, the working capital line of credit and cash generated from operations.


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

Special Note Regarding Forward Looking Statements

         The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of, among other factors, the ability of the Company to execute its expansion plans, a shift in demand for the merchandise offered by the Company, the Company's ability to obtain brand name merchandise at competitive prices, the effect of regional or national economic conditions and the effect of competitive pressures from other retailers. In addition, the reader should consider the risk factors described from time to time in the Company's other documents and reports, including the factors described under "Risk Factors" in the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on November 23, 2001, and any amendments thereto.

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

                                              HIBBETT SPORTING GOODS, INC.

Date:       December 14, 2001                 By:  /s/ Gary A. Smith
         ----------------------------              ---------------------------
                                                       Gary A. Smith
                                                       Vice President and
                                                       Chief Financial Officer