Form 10-K
period 2002-02-02
HIBBETT SPORTING GOODS INC
filed 2002-04-19
CIK 1017480

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended                             Commission file number
    February 2, 2002                                                   000-20969

                          HIBBETT SPORTING GOODS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                      63-1074067
        (State of other jurisdiction                         (I.R.S. Employer
      of Incorporation or organization)                     Identification No.)

                 451 Industrial Lane
                 Birmingham, Alabama                              35211
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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___.

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are "affiliates") was $199,388,668 at April 15, 2002, based on the closing sale price of $25.49 for the Common Stock on such date on the Nasdaq National Market.

       The number of shares outstanding of the Registrant's Common Stock, as of April 15, 2002 was 10,031,433.

                       DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12 and 13 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, to be held June 5, 2002. Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 2002.

                          HIBBETT SPORTING GOODS, INC.

                                      INDEX

                                     PART I

Item 1.    Business                                                           2

Item 2.    Properties                                                         6

Item 3.    Legal Proceedings                                                  7

Item 4.    Submission of Matters to a Vote of Security Holders                7


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                                7

Item 6.    Selected Consolidated Financial and Operating Data                 8

Item 7.    Management's Discussion and Analysis of Financial Condition        9
           and Results of Operations

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk          16

Item 8.    Consolidated Financial Statements and Supplementary Data           16

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           29


                                    PART III

Item 10.   Directors and Executive Officers of Registrant                     29

Item 11.   Executive Compensation                                             29

Item 12.   Security Ownership of Certain Beneficial Owners and Management     29

Item 13.   Certain Relationships and Related Transactions                     29


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K    29

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

         As of February 2, 2002, we operated 309 Hibbett Sports stores as well as sixteen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 20 states. Over the past two years, we have increased our store base by approximately 48%. Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located in enclosed malls and dominant strip centers. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

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

Store Concepts

Hibbett Sports

         Our primary retail format is Hibbett Sports, a 5,000 square foot store located in enclosed malls and dominant strip centers. We tailor our Hibbett Sports stores to the size, demographics andcompetitive conditions of each market. One hundred-eight Hibbett Sports stores are located in enclosed malls, the majority of which are the only enclosed malls in the county, and the remaining 201 are located in dominant strip centers.

         Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team and individual sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. For example, we believe that apparel with logos of sports teams of local interest represents a larger percentage of the merchandise mix in Hibbett Sports stores than it does in the stores of national chain competitors. In addition, we strive to quickly respond to major sports events of local interest such as the 2001 Miami Hurricanes national championship.

Sports Additions

         Our sixteen Sports Additions stores are small, mall-based stores, averaging 2,200 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel. Sports Additions stores offer a broader assortment of athletic footwear, with a greater emphasis on fashion than the athletic footwear assortment offered by Hibbett Sports stores. All but one Sports Additions store are currently located in malls in which Hibbett Sports stores are also present.

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

Expansion Strategy

         In fiscal 1994, we accelerated our rate of new store openings to take advantage of the growth opportunities in our target markets. We have currently identified approximately 500 potential markets for future Hibbett Sports stores within the states in which we operate and in certain contiguous states. Our clustered expansion program, which calls for opening new stores within a two-hour driving distance of an existing Hibbett location, allows us to take advantage of efficiencies in distribution, marketing and regional management. During the last half of fiscal 2000, we expanded our distribution center to accommodate our recent growth and continued expansion. The newly expanded facility can support the Company's growth for the foreseeable future.

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

Vendor Relationships

         The sporting goods retail business is very brand name driven. Accordingly, we maintain relationships with a number of well known sporting goods vendors to satisfy customer demand. We believe that our stores are among the primary retail distribution alternatives for brand name vendors that seek to reach Hibbett's target markets. As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors. As our vendors expand their product lines and grow in popularity, we expand sales and promotions of these products within our stores. In addition, as we continue to increase our store base and enter new markets, the vendors have increased their brand presence within these regions. We also emphasize and work with our vendors to establish the most favorable pricing and to receive cooperative marketing funds. Our management believes that Hibbett maintains excellent working relationships with vendors. The Company's largest vendor, Nike, represented approximately 27%, 26% and 30% of total purchases in fiscal 2002, 2001 and 2000, respectively.

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

Advertising and Promotion

         We target special advertising opportunities in our markets to increase the effectiveness of our advertising budget. In particular, we prefer advertising in local media as a way to further differentiate Hibbett from national chain competitors. Substantially all of our advertising and promotional spending is centrally directed, with some funds allocated to district managers on an as-requested basis. Print advertising, including newspaper inserts and direct mail to customers, serves as the foundation of our promotional program and accounted for the majority of our total advertising costs in fiscal 2002. Other advertising means, such as outdoor billboards and Hibbett trucks, are used to reinforce Hibbett's name recognition and brand awareness in the community.

Distribution

         We maintain a single 220,000 square foot distribution center in Birmingham, Alabama, which services our existing stores. The distribution process is centrally managed from our corporate headquarters, which is located in the same building as the distribution center. To support our continued expansion, we added approximately 90,000 square feet to the facility in fiscal 2000. We believe strong distribution support for our stores is a critical element of our expansion strategy and is central to our ability to maintain a low cost operating structure. As we continue to expand our store base, we intend to open new stores in locations that can be supplied from our existing distribution center. Due to improved technology, increased productivity, and the implementation of a new warehouse system, management believes that it can service up to 550 stores out of this distribution center.

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

Employees

         As of February 2, 2002, we employed approximately 1,020 full-time and approximately 1,607 part-time employees, none of whom are represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. We cannot guarantee that our employees will not, in the future, elect to be represented by a union. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

                               Item 2. Properties

         We currently lease all of our existing 329 store locations and expect that our policy of leasing rather than owning will continue as we expand. Our leases typically provide for a short initial lease term with options on the part of Hibbett to extend. We believe that this lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

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

           Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the three months ended February 2, 2002.

                                     PART II

  Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is traded on the NASDAQ National Market (NASDAQ) under the symbol HIBB. The following table sets forth, for the periods indicated the high and low closing sales prices of shares of the Common Stock as reported by NASDAQ.

             Fiscal 2002:                                    High           Low
                                                             ----           ---
             First Quarter (February 4 to May 5)          $ 23.59       $ 15.42
             Second Quarter (May 6 to August 4)           $ 28.00       $ 13.80
             Third Quarter (August 5 to November 3)       $ 20.48       $ 14.45
             Fourth Quarter (November 4 to February 2)    $ 23.40       $ 16.13

             Fiscal 2001:                                    High          Low
                                                             ----          ---
             First Quarter (January 30 to April 29)       $ 16.17       $  9.08
             Second Quarter (April 30 to July 29)         $ 17.00       $ 12.92
             Third Quarter (July 30 to October 28)        $ 18.25       $ 14.50
             Fourth Quarter (October 29 to February 3)    $ 24.54       $ 15.83

         On April 15, 2002, the last reported sale price for the Company's common stock as quoted by NASDAQ was $25.49 per share. As of April 15, 2002, the Company had approximately 39 registered shareholders.

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

           ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                (Dollars In Thousands, Except Per Share Amounts)

                                                  February 2,      February 3,      January 29,       January 30,      January 31,
                                                     2002              2001            2000               1999             1998
                                                ---------------   --------------  ---------------   ---------------  ---------------
                                                   (52 Weeks)       (53 Weeks)      (52 Weeks)         (52 Weeks)       (52 Weeks)
Income Statement Data:
---------------------
Net sales                                         $   241,130     $   209,626        $   174,312       $   143,350     $   113,563
Cost of goods sold, including warehouse,
   distribution, and store occupancy costs            167,402         145,800            121,962           100,409          78,714
                                                  -----------     -----------        -----------       -----------     -----------
      Gross profit                                     73,728          63,826             52,350            42,941          34,849

Store operating, selling, and administrative
   expenses                                            48,891          40,789             34,142            28,720          22,947
Depreciation and amortization                           5,873           4,802              3,762             3,056           2,286
                                                  -----------     -----------        -----------       -----------     -----------
   Operating income                                    18,964          18,235             14,446            11,165           9,616

Interest expense, net                                     625             830                422               141               8
                                                  -----------     -----------        -----------       -----------     -----------
   Income before provision for income
   taxes and extraordinary item                        18,339          17,405             14,024            11,024           9,608

Provision for income taxes                              6,786           6,593              5,364             4,234           3,675
                                                  -----------     -----------        -----------       -----------     -----------
   Net income                                     $    11,553     $    10,812        $     8,660       $     6,790     $     5,933
                                                  ===========     ===========        ===========       ===========     ===========

Earnings per common share:
   Basic:                                         $      1.17     $      1.11        $      0.90       $      0.71     $      0.64
   Diluted:                                       $      1.15     $      1.09        $      0.88       $      0.69     $      0.62


Weighted average shares outstanding:
   Basic                                            9,875,182       9,699,419          9,641,618         9,605,883       9,341,123
   Diluted                                         10,079,040       9,939,577          9,794,971         9,835,910       9,544,133


Selected Operating Data:
-----------------------
Number of stores open at end of period:
Hibbett Sports                                            309             261                206               156             107
Sports & Co.                                                4               4                  4                 4               4
Sports Additions                                           16              17                 13                11               9
                                                  -----------     -----------        -----------       -----------     -----------
   Total                                                  329             282                223               171             120
                                                  ===========     ===========        ===========       ===========     ===========

Balance Sheet Data:
------------------
Working capital                                   $    56,334     $    51,684        $    37,831       $    29,127     $    25,649
Total assets                                          115,315         101,252             83,278            68,552          53,366
Total debt                                              3,903           9,748              4,391                 -               -
Stockholders' investment                               80,063          66,665             54,201            45,260          38,155

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

     As of February 2, 2002 we operated 309 Hibbett Sports stores as well as sixteen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 20 states. Our primary retail format and growth vehicle is Hibbett Sports a 5,000 square foot store located in enclosed malls and dominant strip centers. We target markets with county populations that range from 30,000 to 250,000. By targeting smaller markets, we believe that we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

     In fiscal 1994, we accelerated our rate of new store-openings to take advantage of the growth opportunities in our target markets. Since fiscal 1994, we have grown our store base from 49 to 329 stores. Our expansion strategy is to continue to open Hibbett Sports stores in our target markets. We plan to open approximately 65 Hibbett Sports stores in fiscal 2003.

     Hibbett operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal years ended February 2, 2002 and January 29, 2000, include 52 weeks of operations, while the fiscal year ended February 3, 2001, includes 53 weeks of operations. Hibbett is incorporated under the laws of the State of Delaware.

Critical Accounting Policies

     Inventory Valuation. Cost is assigned to store inventories using the retail inventory method. In using this method, the valuation of inventories at cost and the resulting gross margins are computed by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail method is an averaging method that has been widely used in the retail industry and results in valuing inventories at lower of cost or market when markdowns are taken as a reduction of the retail value of inventories on a timely basis.

     Inventory valuation methods require certain significant management estimates and judgments. These include estimates of merchandise markdowns and shrinkage, which significantly affect the ending inventory valuation at cost, as well as the resulting gross margins. The averaging required in applying the retail inventory method and the estimates of shrink and markdowns may, under certain circumstances, result in differing cost figures. Inaccurate inventory cost may be caused by applying the retail inventory to a group of products that have differing characteristics related to gross margin and turnover.

     The Company's accrual for shrink is based on the actual historical shrink results of our most recent physical inventories. These estimates are compared to actual results as physical inventory counts are taken and reconciled to the general ledger. Store physical inventory counts are taken on a cyclical basis and the distribution center physical inventory count is taken at the end of December or in early January each year.

     Management believes that the application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

     Accrued Expenses. On a monthly basis, certain material expenses are estimated in an effort to record those expenses in the period incurred. The most material estimate relates to payroll related expenses, insurance related expenses and certain store level operating expenses, such as property taxes and utilities. The company's expenses are estimated based on current activity and historical results. Differences in management's estimates and assumptions could result in an accrual materially different from the calculated accrual.

Results of Operations

     The following table sets forth consolidated statements of operations expressed as a percentage of net sales for the periods indicated:

                                                                          Fiscal Year Ended
                                                             ---------------------------------------------
                                                               February 2,     February 3,    January 29,
                                                                  2002           2001           2000
                                                                  ----           ----           ----
  Net sales                                                        100.0%          100.0%         100.0%
  Cost of goods sold, including warehouse,
    distribution, and store occupancy costs                         69.4            69.6           70.0
                                                               ---------       ---------      ---------
       Gross profit                                                 30.6            30.4           30.0
  Store operating, selling, and administrative expenses             20.3            19.4           19.6
  Depreciation and amortization                                      2.4             2.3            2.1
                                                               ---------       ---------      ---------
       Operating income                                              7.9             8.7            8.3
  Interest expense, net                                              0.3             0.4            0.2
                                                               ---------       ---------      ---------
       Income before provision for income taxes                      7.6             8.3            8.1
  Provision for income taxes                                         2.8             3.1            3.1
                                                               ---------       ---------      ---------
       Net income                                                    4.8%            5.2%           5.0%
                                                               =========       =========      =========

Fiscal 2002 Compared to Fiscal 2001

     Net sales. Net sales increased $31.5 million, or 15.0%, to $241.1 million for the 52 weeks ended February 2, 2002, from $209.6 million for the 53 weeks ended February 3, 2001. The increase is attributable to the opening of 53 Hibbett Sports stores and a 2.7% increase in comparable store net sales for fiscal 2002. The increase in comparable store net sales was due primarily to increased footwear sales. Sales in new stores and stores not in the comparable store net sales calculation accounted for $26.9 million of the increase in net sales, and increases in comparable store net sales contributed $4.6 million of the increase. During fiscal 2002, we closed five Hibbett Sports stores and one Sports Addition store. Comparable store net sales data for the period reflect sales for our traditional format stores open throughout the period and the corresponding period of the prior fiscal year.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $73.7 million, or 30.6% of net sales, in the 52 weeks ended February 2, 2002, as compared to $63.8 million, or 30.4% of net sales, in the 53 week fiscal 2001 year. The increase in gross profit as a percentage of net sales was primarily the result of higher product margins due to increased discounts from our vendors, reduced freight costs and a reduction in inventory shrinkage.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $48.9 million, or 20.3% of net sales, in fiscal 2002 as compared to $40.8 million, or 19.4% of net sales, in fiscal 2001. The increase in store operating, selling and administrative expenses as a percentage of net sales in fiscal 2002 is attributable to the under-performance of some of the smaller format stores opened in fiscal 2001.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.4% in the 52 weeks ended February 2, 2002, and 2.3% in the 53 weeks ended February 3, 2001.

     Interest expense, net. Net interest expense for the 52 weeks ended February 2, 2002, was $625,000 compared to $830,000 in the prior 53 week year period. The decrease is attributable to a reduction in borrowing rates throughout the year.

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

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.3% in the 53 weeks ended February 3, 2001, and 2.1% in the 52 weeks ended January 29, 2000. The increase as a percentage of sales is primarily attributable to depreciation associated with the warehouse expansion in Fiscal 2000.

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

     Net cash provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. Net income has increased in each of the last three fiscal years. In addition, we have continued to increase our inventory levels throughout these periods as the number of stores has increased. These inventory increases were primarily financed with cash from operations in each of the last three fiscal years. These activities resulted in cash flows provided by operating activities of $12.8 million, $2.5 million, and $3.6 million in fiscal 2002, fiscal 2001, and fiscal 2000, respectively.

     With respect to cash flows from investing activities, capital expenditures for fiscal 2002 were $8.7 million compared with $8.6 million in fiscal 2001 and $10.6 million in fiscal 2000. Capital expenditures in fiscal 2002 and fiscal 2001 resulted primarily from the opening of new Hibbett Sports stores, certain store remodels, and office and distribution center expenditures. Capital expenditures in fiscal 2000 included $3.7 million for construction and equipment costs for the warehouse expansion.

     The Company estimates capital expenditures in fiscal 2003 to be approximately $8.9 million which will fund the opening of approximately 65 Hibbett Sports stores, remodel selected existing stores, and fund headquarters and distribution center related capital expenditures.

     Net cash (used in) provided by financing activities was ($4.0 million), $7.0 million, and $4.6 million in fiscal 2002, fiscal 2001, and fiscal 2000, respectively. Cash flows from financing activities have historically represented the Company's financing of its long-term growth. In fiscal 2002, the Company received $1.4 million, excluding the related tax benefit, from proceeds related to stock options exercised and shares issued under the employee stock purchase plan.

     Hibbett maintains an unsecured revolving credit facility, which will expire November 5, 2003 and allows borrowings up to $35 million. We also maintain an unsecured working capital line of credit for $7 million which is subject to annual renewal. As of February 2, 2002, we had $3.9 million outstanding under these facilities. Based on our current operating and store opening plans, management believes that we can adequately fund our cash needs for the foreseeable future through borrowings under the credit facility, the working capital line of credit and cash generated from operations.

     The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sporting Goods, Inc. at February 2, 2002 (in millions):

                                                           Payments due under contractual obligations
                                                 Total      F 2003     F 2004     F 2005      F 2006       F 2007
Long-term debt - revolving credit facility (1) $  3,903    $     -    $ 3,903     $     -     $     -     $     -
Operating Leases (2)                             62,916     17,782     15,949      13,638       9,932       5,615
                                               --------    -------    -------     -------     -------     -------
                                               $ 66,819    $17,782    $19,852     $13,638     $ 9,932     $ 5,615
                                               ========    =======    =======     =======     =======     =======

(1)  See "Long-term Debt" - Financial Statement Note 2.
(2)  See ""Leases" - Financial Statement Note 3.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets ". Business combinations initiated after June 30, 2001, must be accounted for under the provisions of these two statements. We must also apply these provisions to previously recorded business combinations as of January 1, 2002. The principal provisions of SFAS No. 141 and SFAS No. 142 are as follows:

     . All business combinations initiated after June 30, 2001, will be accounted for using the "purchase" method, under which the identifiable assets and liabilities of the acquired business are recorded at their respective fair market values with the residual amount being recorded as goodwill. The "pooling-of-interests" method, under which the financial statements of the acquirer and the acquiree were combined as if the two businesses had always been one, will no longer be used.

     . Goodwill and identifiable intangible assets will no longer be amortized over a maximum period of forty years. Goodwill will not be amortized but will instead be tested for impairment annually or upon the occurrence of certain "triggering events." Identifiable intangible assets will be amortized over their expected useful lives; those with indefinite expected useful lives will not be amortized. Identifiable intangible assets will continue to be tested for impairment under previously existing accounting standards.

     Additionally, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during 2001. SFAS No. 143 relates to obligations which generally are incurred in connection with the ownership of real property. We currently lease the substantial majority of our real property and, therefore, do not believe that the provisions of SFAS No. 143 apply to our current operations.

     SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

     We adopted SFAS No. 142, SFAS No. 143 and SFAS No. 144 on February 3, 2002, and expect the adoption of these standards to have no material impact on our financial condition, results of operations or cash flows.

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

Quarterly Fluctuations

     The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. The Company's net sales and operating income are typically higher in the fourth quarter due to sales increases during the holiday selling season. However, the seasonal fluctuations are mitigated by the strong product demand in the spring, summer, back-to-school and holiday sales periods. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, merchandise mix, the relative proportion of stores represented by each of the Company's three store concepts and demand for apparel and accessories driven by local interest in sporting events.

Special Note Regarding Forward Looking Statements

     The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of, among other factors, the ability of the Company to execute its expansion plans, a shift in demand for the merchandise offered by the Company, the Company's ability to obtain brand name merchandise at competitive prices, the effect of regional or national economic conditions and the effect of competitive pressures from other retailers. In addition, the reader should consider the risk factors described from time to time in the Company's other documents and reports, including the factors described under "Risk Factors" in the Company's Registration Statement on Form S-3, filed with the Securities and Exchange Commission on January 16, 2002, and any amendments thereto.

The following tables set forth certain unaudited financial data for the quarters indicated:

                       Unaudited Quarterly Financial Data
             (Dollar amounts in thousands, except per share amounts)

                                                           Fiscal Year Ended February 2, 2002
                                             ---------------------------------------------------------------
                                                First            Second           Third           Fourth
                                              (13 Weeks)       (13 Weeks)       (13 Weeks)       (13 Weeks)
                                             -------------    -------------    -------------    ------------
Net sales                                      $   60,345      $    55,633        $  57,737       $  67,415
Gross profit                                       18,464           16,606           17,610          21,143
Operating income                                    5,645            3,481            4,138           5,699
Net income                                     $    3,419      $     2,046        $   2,523       $   3,566
                                             =============    =============    =============    ============

   Basic earnings per common share             $     0.35      $      0.21        $    0.26       $    0.36
                                             =============    =============    =============    ============


   Diluted earnings per common share           $     0.34      $      0.20        $    0.25       $    0.35
                                             =============    =============    =============    ============


                                                           Fiscal Year Ended February 3, 2001
                                             ---------------------------------------------------------------
                                                First            Second           Third            Fourth
                                              (13 Weeks)       (13 Weeks)       (13 Weeks)       (14 Weeks)
                                             -------------    -------------    -------------    ------------
Net sales                                      $   50,522      $    46,626        $  52,075       $  60,403
Gross profit                                       15,392           13,693           15,833          18,908
Operating income                                    4,541            3,436            4,434           5,824
Net income                                     $    2,761      $     2,020        $   2,639       $   3,392
                                             =============    =============    =============    ============

   Basic earnings per common share             $     0.29      $      0.21        $    0.27       $    0.35
                                             =============    =============    =============    ============


   Diluted earnings per common share           $     0.28      $      0.20        $    0.27       $    0.34
                                             =============    =============    =============    ============

     In the opinion of our management, this unaudited information has been prepared on the same basis as the audited information presented elsewhere herein and includes all adjustments necessary to present fairly the information set forth therein. The operating results from any quarter are not necessarily indicative of the results to be expected for any future period.

       Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The Company's financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on its revolving credit facility and working capital line of credit, each of which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates. The average amount of borrowings outstanding under these agreements during fiscal 2002 was $10,304,366, the maximum amount outstanding was $18,860,102 and the weighted average interest rate was 5.21%. A 10% increase or decrease in market interest rates would not have a material impact on the Company's financial condition, results of operations or cash flows.

        Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hibbett Sporting Goods, Inc.:

     We have audited the accompanying consolidated balance sheets of HIBBETT SPORTING GOODS, INC. (a Delaware corporation) AND SUBSIDIARIES as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sporting Goods, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States.

                                                ARTHUR ANDERSEN LLP


Birmingham, Alabama
March 13, 2002

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                         February 2,            February 3,
                                                                             2002                  2001
                                                                        -------------          ------------
Assets
  Current Assets:
     Cash and cash equivalents                                          $       1,972          $      1,884
     Accounts receivable, net                                                   2,352                 2,649
     Inventories                                                               81,082                70,058
     Prepaid expenses and other                                                   902                   822
     Deferred income taxes                                                      1,375                 1,110
                                                                        -------------          ------------
          Total current assets                                                 87,683                76,523
                                                                        -------------          ------------

  Property and Equipment:
     Land                                                                          24                    24
     Buildings                                                                    221                   221
     Equipment                                                                 19,331                15,318
     Furniture and fixtures                                                    11,480                10,978
     Leasehold improvements                                                    17,137                17,506
     Construction in progress                                                     289                   995
                                                                        -------------          ------------
                                                                               48,482                45,042
     Less accumulated depreciation & amortization                              22,011                21,332
                                                                        -------------          ------------
          Total property and equipment                                         26,471                23,710
                                                                        -------------          ------------

  Noncurrent Assets:
     Deferred income taxes                                                        945                   741
     Other, net                                                                   216                   278
                                                                        -------------          ------------
          Total noncurrent assets                                               1,161                 1,019
                                                                        -------------          ------------

  Total Assets                                                          $     115,315          $    101,252
                                                                        =============          ============


Liabilities and Stockholders' Investment
  Current Liabilities:
     Accounts payable                                                   $      23,721          $     18,268
     Accrued income taxes                                                       2,308                 1,859
     Accrued expenses:
        Payroll-related                                                         2,954                 2,640
        Other                                                                   2,366                 2,072
                                                                        -------------          ------------
          Total current liabilities                                            31,349                24,839
                                                                        -------------          ------------

  Long-Term Debt                                                                3,903                 9,748
                                                                        -------------          ------------

  Commitments and Contingencies

  Stockholders' Investment:
     Preferred Stock, $.01 par value, 1,000,000 shares
        authorized, no shares outstanding                                           -                     -
     Common Stock, $.01 par value, 12,000,000 shares authorized,
        9,927,317 and 9,799,328 shares issued and outstanding
        at February 2, 2002 and February 3, 2001 respectively                      99                    98
     Paid-in capital                                                           57,739                55,895
     Retained earnings                                                         22,225                10,672
                                                                        -------------          ------------
          Total stockholders' investment                                       80,063                66,665
                                                                        -------------          ------------

Total Liabilities and Stockholders' Investment                          $     115,315          $    101,252
                                                                        =============          ============

    The accompanying notes are an integral part of these consolidated balance sheets.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars In Thousands, Except Per Share Amounts)

                                                                  Fiscal Year Ended
                                                 ---------------------------------------------
                                                   February 2,      February 3,    January 29,
                                                     2002             2001            2000
                                                  (52 Weeks)       (53 Weeks)      (52 Weeks)
                                                 --------------   --------------  ------------
Net sales                                        $      241,130   $     209,626   $    174,312
Cost of goods sold, including warehouse,
     distribution, and store occupancy costs            167,402         145,800        121,962
                                                 --------------   -------------   ------------
     Gross profit                                        73,728          63,826         52,350

Store operating, selling, and administrative
     expenses                                            48,891          40,789         34,142
Depreciation and amortization                             5,873           4,802          3,762
                                                 --------------   -------------   ------------
     Operating income                                    18,964          18,235         14,446

Interest expense, net                                       625             830            422
                                                 --------------   -------------   ------------
     Income before provision for income taxes            18,339          17,405         14,024

Provision for income taxes                                6,786           6,593          5,364
                                                 --------------   -------------   ------------
     Net income                                  $       11,553   $      10,812   $      8,660
                                                 ==============   =============   ============



     Basic earnings per share                    $         1.17   $        1.11   $       0.90
                                                 ==============   =============   ============

     Diluted earnings per share                  $         1.15   $        1.09   $       0.88
                                                 ==============   =============   ============

Weighted average shares outstanding:
     Basic                                            9,875,182       9,699,419      9,641,618
                                                 ==============   =============   ============
     Diluted                                         10,079,040       9,939,577      9,794,971
                                                 ==============   =============   ============

  The accompanying notes are an integral part of these consolidated statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                             (Dollars In Thousands)

                                                                        Common Stock
                                                              ----------------------------                          Retained
                                                                Number of                           Paid-In         Earnings
                                                                  Shares          Amount            Capital         (Deficit)
                                                              --------------    ----------        -----------      ------------
BALANCE, January 30, 1999                                                  -    $       96        $    53,964      $     (8,800)
     Net income                                                            -             -                  -             8,660
     Issuance of shares from the employee stock
         purchase plan and the exercise of stock options,
         including tax benefit                                             -             1                280                 -
                                                              --------------    ----------        -----------      ------------

BALANCE, January 29, 2000                                                  -            97             54,244              (140)
     Net income                                                            -             -                  -            10,812
     Issuance of shares from the employee stock
         purchase plan and the exercise of stock options,
         including tax benefit                                       146,000             1              1,651                 -
                                                              --------------    ----------        -----------      ------------

BALANCE, February 3, 2001                                            146,000            98             55,895            10,672
     Net income                                                            -             -                  -            11,553
     Issuance of shares from the employee stock
         purchase plan and the exercise of stock options,
         including tax benefit                                          (173)            1              1,844                 -
                                                              --------------    ----------        -----------      ------------

BALANCE, February 2, 2002                                            145,827    $       99        $    57,739      $     22,225
                                                              ==============    ==========        ===========      ============

  The accompanying notes are an integral part of these consolidated statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                                                          Fiscal Year Ended
                                                            ----------------------------------------------
                                                              February 2,     February 3,      January 29,
                                                                 2002            2001             2000
                                                            -------------    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $     11,553      $    10,812     $     8,660
                                                            -------------    -------------   -------------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                              5,873            4,802           3,762
        Deferred income taxes                                       (469)            (523)            (85)
        Loss on disposal of assets                                   118               16              25
        (Increase) decrease in assets:
            Accounts receivable, net                                 297             (526)             21
            Inventories                                          (11,024)         (11,992)        (10,372)
            Prepaid expenses and other                               (90)             (86)             66
            Refundable income taxes                                    -               14              82
            Other noncurrent assets                                   19             (124)             (6)
        Increase (decrease) in liabilities:
            Accounts payable                                       5,453             (779)          2,814
            Accrued income taxes                                     449            1,313          (1,844)
            Accrued expenses                                         608             (381)            511
                                                            -------------    -------------   -------------
               Total adjustments                                   1,234           (8,266)         (5,026)
                                                            -------------    -------------   -------------
      Net cash provided by operating activities                   12,787            2,546           3,634
                                                            -------------    -------------   -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (8,726)          (8,557)        (10,619)
   Proceeds from sales of property and equipment                      28               26           2,315
                                                            -------------    -------------   -------------
      Net cash (used in) investing activities                     (8,698)          (8,531)         (8,304)
                                                            -------------    -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings and repayments, net                  (5,845)           5,357           4,391
   Proceeds from options exercised and purchase of shares
      under the employee stock purchase plan, including tax
      benefit                                                      1,844            1,652             194
                                                            -------------    -------------   -------------
      Net cash provided by (used in) financing activities         (4,001)           7,009           4,585
                                                            -------------    -------------   -------------


NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                        88            1,024             (85)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     1,884              860             945
                                                            -------------    -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $      1,972      $     1,884     $       860
                                                            =============    =============   =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the year for:
      Interest                                              $        580      $       762     $       401
                                                            =============    =============   =============
      Income taxes, net of refunds                          $      6,403      $     5,233     $     6,942
                                                            =============    =============   =============

  The accompanying notes are an integral part of these consolidated statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 2, 2002

  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Hibbett Sporting Goods, Inc. (the "Company") is an operator of full-line sporting goods retail stores in small to mid-sized markets predominately in the southeastern United States. The Company's fiscal year ends on the Saturday closest to January 31 of each year. The consolidated statements of operations for fiscal years ended February 2, 2002, and January 29, 2000, include 52 weeks of operations, while the fiscal year ended February 3, 2001, includes 53 weeks of operations. The Company's merchandise assortment features a core selection of brand name merchandise emphasizing team and individual sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

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

Stock Split

     On January 10, 2002, the Board of Directors declared a 3-for-2 Stock Split on the Company's Common Stock to holders of record on February 1, 2002. All share and per share data presented reflect the 3-for-2 stock split.

Consolidated Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".
Business combinations initiated after June 30, 2001, must be accounted for under the provisions of these two statements. We must also apply these provisions to previously recorded business combinations as of January 1, 2002. The principal provisions of SFAS No. 141 and SFAS No. 142 are as follows:

     . All business combinations initiated after June 30, 2001, will be accounted for using the "purchase" method, under which the identifiable assets and liabilities of the acquired business are recorded at their respective fair market values with the residual amount being recorded as goodwill. The "pooling-of-interests" method, under which the financial statements of the acquirer and the acquiree were combined as if the two businesses had always been one, will no longer be used.

     . Goodwill and identifiable intangible assets will no longer be amortized over a maximum period of forty years. Goodwill will not be amortized but will instead be tested for impairment annually or upon the occurrence of certain "triggering events." Identifiable intangible assets will be amortized over their expected useful lives; those with indefinite expected useful lives will not be amortized. Identifiable intangible assets will continue to be tested for impairment under previously existing accounting standards.

     Additionally, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" during 2001. SFAS No. 143 relates to obligations which generally are incurred in connection with the ownership of real property. We currently lease the substantial majority of our real property and, therefore, do not believe that the provisions of SFAS No. 143 apply to our current operations.

     SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

We adopted SFAS No. 142, SFAS No. 143 and SFAS No. 144 on February 3, 2002, and expect the adoption of these standards to have no material impact on our financial condition, results of operations or cash flows.

Inventories

     Inventories are valued at the lower of cost or market using the retail inventory method of accounting, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The Company's business is dependent to a significant degree upon close relationships with its vendors. The Company's largest vendor, Nike, represented approximately 27%, 26% and 30% of its purchases in fiscal 2002, 2001 and 2000, respectively.

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

Stock-Based Compensation

     Compensation cost is measured under the intrinsic value method in accordance with Accounting Principles Bulletin No. 25. Pro forma disclosures of net income and earnings per share are presented in Note 7 as if the fair value method had been applied, as required under Statement of Financial Accounting Standards ("SFAS") No. 123.

Fair Value of Financial Instruments

     In preparing disclosures about the fair value of financial instruments, management believes that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, long-term debt and accounts payable, because of the short maturities of those instruments.

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

A reconciliation of the weighted average shares for basic and diluted EPS is as follows:


                                                                     Fiscal Year Ended
                                                   -----------------------------------------------------
                                                      February 2,      February 3,         January 29,
                                                         2002             2001                2000
                                                   ----------------  ---------------    ----------------
Weighted average shares outstanding:
  Basic                                               9,875,182         9,699,419          9,641,618
  Dilutive effect of stock options                      203,858           240,158            153,353
                                                   ----------------  ---------------    ----------------
  Diluted                                            10,079,040         9,939,577          9,794,971
                                                   ================  ===============    ================

     For the 52 week period ended February 2, 2002, 139,650 anti-dilutive options were appropriately excluded from the computation. For the 53 week period ended February 3, 2001, 18,150 anti-dilutive options were appropriately excluded from the computation. For the 52-week period ended January 29, 2000, 141,900 anti-dilutive options were appropriately excluded from the computation.

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

2.   LONG-TERM DEBT

     The Company maintains an unsecured revolving credit facility, which will expire November 5, 2003 and allows borrowings up to $35 million. The Company also maintains an unsecured working capital line of credit for $7 million, which is subject to annual renewal (collectively, the "Debt Agreements"). As of February 2, 2002, the Company had an aggregate of $3,903,000 outstanding under these facilities. The average amount of borrowings outstanding under the Debt Agreements during fiscal 2002 was $10,304,000, the maximum outstanding was $18,860,000, and the weighted average interest rate was 5.21%. The average amount of borrowings outstanding under the Debt Agreements during fiscal 2001 was $9,387,000, the maximum amount outstanding was $22,406,000, and the weighted average interest rate was 7.68%. The average amount of borrowings outstanding under the Debt Agreements during fiscal 2000 was $5,391,000, the maximum amount outstanding was $14,155,000, and the weighted average interest rate was 6.48%.

     The Company's Debt Agreements contain certain restrictive covenants common to such agreements. The Company was in compliance with respect to its covenants at February 2, 2002.

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

     In February 1996, the Company entered into a sale-leaseback transaction to finance its warehouse and office facilities. In December 1999, the related operating lease was amended to include the fiscal 2000 expansion of these facilities. The amended lease rate is $784,000 per year, and the lease will expire in December 2014.

     Future minimum rental payments under noncancelable operating leases having remaining terms in excess of one year as of February 2, 2002 are as follows:

                               Fiscal Year Ending
                               ------------------

                           2003                             $  17,782,000
                           2004                                15,949,000
                           2005                                13,638,000
                           2006                                 9,932,000
                           2007                                 5,615,000
                           Thereafter                          10,396,000
                                                            -------------
                                                            $  73,312,000
                                                            =============

Rental expense for all operating leases consisted of the following:


                                               Fiscal Year Ended
                                 ---------------------------------------------
                                  February 2,      February 3,    January 29,
                                     2002             2001            2000
                                 ---------------------------------------------

   Minimum rentals               $  15,906,000     $12,969,000    $ 10,145,000
   Contingent rentals                1,011,000       1,043,000         833,000
                                 -------------     -----------    ------------
                                 $  16,917,000     $14,012,000    $ 10,978,000
                                 =============     ===========    ============

4.   PROFIT-SHARING PLAN

     The Company maintains a 401(k) profit sharing plan (the "Plan") which permits participants to make pretax contributions to the Plan. The Plan covers all employees who have completed one year of service and who are at least 21 years of age. Participants of the Plan may voluntarily contribute from 2% to 15% of their compensation within certain dollar limits as allowed by law. These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the Plan. The Company's contribution to the Plan equals (1) an amount determined at the discretion of the Board of Directors plus (2) a matching contribution equal to a discretionary percentage of up to 6% of a participant's compensation. Contribution expense amounts for fiscal years 2002, 2001, and 2000 were $242,000, $344,000, and $436,000, respectively.

 5.  RELATED-PARTY TRANSACTIONS

     The Company's majority stockholder provides financial advisory services to the Company. Such services include, but are not necessarily limited to, advice and assistance concerning any and all aspects of the operation, planning, and financing of the Company. Management fee expense under this arrangement was $200,000 in fiscal 2002, fiscal 2001 and fiscal 2000. During fiscal 2002, the Company filed a S-3 on behalf of this stockholder. Approximately $200,000 will be reimbursed to the Company for expenses incurred with the filing.

     The Company maintains a sublease for one store with an entity that is controlled by a minority stockholder which expires in June 2008. Minimum lease payments were $191,000 in fiscal 2002, fiscal 2001 and fiscal 2000. Future minimum lease payments under this noncancelable sublease aggregate approximately $1.2 million.

  6.     INCOME TAXES

         A summary of the components of the provision for income taxes is as follows:

                                                        Fiscal Year Ended
                                      ------------------------------------------------
                                       February 2,       February 3,       January 29,
                                           2002             2001               2000
                                      ------------------------------------------------
     Federal:
        Current                       $  6,439,000    $   6,108,000     $   4,648,000
        Deferred                          (384,000)        (423,000)          (95,000)
                                      ------------    -------------     -------------
                                         6,055,000        5,685,000         4,553,000
                                      ------------    -------------     -------------
     State:
        Current                            816,000        1,008,000           801,000
        Deferred                           (85,000)        (100,000)           10,000
                                      ------------    -------------     -------------
                                           731,000          908,000           811,000
                                      ------------    -------------     -------------
     Provision for income taxes       $  6,786,000    $   6,593,000     $   5,364,000
                                      ============    =============     =============

         The provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following:

                                                               Fiscal Year Ended
                                               ---------------------------------------------
                                                February 2,      February 3,     January 29,
                                                    2002            2001             2000
                                               ---------------------------------------------
    Tax provision computed at the federal
     statutory rate                            $  6,235,000     $ 5,918,000      $ 4,768,000
    Effect of state income taxes, net
     of benefits                                    520,000         574,000          592,000
    Other                                            31,000         101,000            4,000
                                               ------------     -----------      -----------
                                               $  6,786,000     $ 6,593,000      $ 5,364,000
                                               ============     ===========      ===========

         Temporary differences that create deferred tax assets are detailed below:

                                     February 2, 2002                February 3, 2001
                               ----------------------------------------------------------
                                 Current         Noncurrent      Current       Noncurrent
                               ----------------------------------------------------------
     Depreciation              $       ---     $   945,000   $       ---      $  741,000
     Inventory                     762,000             ---       399,000             ---
     Accruals                      743,000             ---       766,000             ---
     Other                        (130,000)            ---       (55,000)            ---
                               -----------     -----------   -----------      ----------

     Deferred tax asset        $ 1,375,000     $   945,000   $ 1,110,000      $  741,000
                               ===========     ===========   ===========      ==========

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

     The Hibbett Sporting Goods, Inc. Employee Stock Option Plan, as amended (the "Original Option Plan") authorized the granting of stock options for the purchase of up to 99,528 shares of common stock. Options granted pursuant to the Original Option Plan vested over a three-year period for 38,053 shares and a five-year period for 61,475 shares and will expire on the tenth anniversary of the date of grant. All of the 99,528 options available under the Original Option Plan have been granted and all such options have been exercised.

     In fiscal 1997, the Company adopted the Hibbett Sporting Goods, Inc. 1996 Stock Option Plan, as amended (the "1996 Option Plan"). The 1996 Option Plan authorizes the granting of stock options for the purchase of up to 1,332,849 shares of common stock, including an amendment to the plan in fiscal 2002, which authorized the granting of an additional 525,000 stock options. Options granted vest over a five-year period and expire on the tenth anniversary of the date of grant.

     A summary of the status of the Company's stock option plans is as follows:

                                                                    Fiscal Year Ended
                                  --------------------------------------------------------------------------------------
                                       February 2, 2002              February 3, 2001              January 29, 2000
                                  --------------------------    --------------------------    --------------------------
                                                  Weighted                      Weighted                      Weighted
                                                  Average                       Average                       Average
                                                  Exercise                      Exercise                      Exercise
                                     Shares        Price           Shares        Price           Shares        Price
                                  --------------------------    --------------------------    --------------------------
Outstanding at beginning of
  year                              591,982           $11.98      597,915           $11.03      453,857           $10.31
Granted                             123,900            19.92      142,650            10.50      177,975            12.06
Exercised                          (103,233)           10.28     (137,120)            6.30      (24,929)            4.61
Forfeited                           (37,678)           12.37      (11,463)           11.74       (8,988)           12.89
                                  ------------- ------------    --------------------------    --------------------------
Outstanding at end of year          574,971           $14.12      591,982           $11.98      597,915           $11.03
                                  ==========================    ==========================    ==========================

Exercisable at end of year          209,946           $13.14      184,508           $11.74      202,065           $ 8.52
                                  ==========================    ==========================    ==========================


Weighted average fair value
  of options granted                                  $10.96                        $ 8.43                        $ 7.13
                                                ============                  ============                  ============

The following table summarizes information about stock options outstanding at February 2, 2002:

                                             Options Outstanding                             Options Exercisable
                            ------------------------------------------------------   ----------------------------------
                                                Weighted
                                 Number          Average                                 Number            Weighted
                             Outstanding at     Remaining           Weighted         Exercisable at        Average
       Range of                February 2,     Contractual           Average            February 2,        Exercise
    Exercise Prices               2002         Life (Years)       Exercise Price           2002              Price
------------------------    ---------------  ----------------    -----------------   ----------------   ---------------
        $4.07                   10,519              4.2              $  4.07              10,519            $  4.07
$10.00 to $13.54               349,502              6.9              $ 11.01             146,237            $ 10.87
$16.67 to $20.57               214,950              7.8              $ 19.21              53,190            $ 18.42

     Compensation costs of $50,000 were accrued in fiscal 2001 and 2000, related to the difference in the estimated market value of the stock and the nonqualified option exercise price, including the related tax benefit. As these options are exercised, the excess of the proceeds and accruals over the par value is credited to paid-in capital. Additionally, the tax benefit associated with 1) the exercise of nonqualified stock options and 2) disqualifying dispositions of shares acquired in the Company's option plans, is also credited to paid-in capital and amounted to $402,000 in fiscal 2002, $570,000 in fiscal 2001, and $87,000 in fiscal 2000.

     If the Company had recorded compensation costs in accordance with SFAS No. 123 under the fair value based method (using the Black-Scholes option pricing model), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      Fiscal Year Ended
                                             -----------------------------------
                                             February 2, February 3, January 29,
                                                 2002       2001         2000
                                             -----------------------------------

     Net income--as reported                  $ 11,553    $  10,812   $  8,660
     Net income--pro forma                      10,956       10,206      8,293

     Diluted earnings per share--as reported      1.15         1.09        .88
     Diluted earnings per share--pro forma        1.08         1.02        .84


     The weighted average assumptions for determining compensation costs under the fair value method include (i) a risk-free interest rate based on zero-coupon governmental issues on each grant date with the maturity equal to the expected term of the options (5.0%, 6.6%, and 5.2% for fiscal 2002, 2001 and 2000, respectively), (ii) an expected forfeiture rate of 6.0%, (iii) an expected stock volatility of 58%, and (iv) no expected dividend yield.

Other Plans

     On September 13, 1996, the Company adopted an Employee Stock Purchase Plan and Outside Director Stock Plan reserving 112,500 shares and 75,000 shares of the Company's common stock, respectively, for purchase by the employees and directors at 85% and 100% of the fair value of the common stock, respectively. On February 1, 2002, February 2, 2001, and January 28, 2000, the Company granted 11,250 options at exercise prices of $20.42, $23.15, and $12.21 (market value on the date of grant) respectively, under the Outside Director Stock Plan. These options vest immediately and expire on the earlier of the tenth anniversary of the grant or one year from the date on which an optionee ceases to be an Eligible Director. The Employee Stock Purchase Plan became effective on April 1, 1997, and as of February 2, 2002, 31,389 shares have been issued and 81,111 shares are reserved for future purchase.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

             Item 10. Directors and Executive Officers of Registrant

         The information required is incorporated by reference from the sections entitled "Directors and Executive Officers", "The Board of Directors", and "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2002 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission on or before April 30, 2002.

                         Item 11. Executive Compensation

         The information required is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement, which is to be filed with the Securities and Exchange Commission on or before April 30, 2002.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners" and "Directors and Executive Officers" in the Proxy Statement, which is to be filed with the Securities and Exchange Commission on or before April 30, 2002.

             Item 13. Certain Relationships and Related Transactions

         The information required is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement, which is to be filed with the Securities and Exchange Commission on or before April 30, 2002.

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

3.          Exhibits.

            The Exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this report.

                                  EXHIBIT INDEX

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

10.1.2 First Amendment to Credit Agreement dated as of April 17, 2000, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc., Bank of America, N.A, Fleet National Bank, and AmSouth Bank (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the "2001 10-K")) .

10.1.3 Second Amendment to Credit Agreement dated as of November 30, 2000, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc., Bank of America, N.A, Fleet National Bank, and AmSouth Bank (incorporated by reference to Exhibit 10.1 of the 2001 10-K).

10.1.4 Third Amendment to Credit Agreement dated as of June 15, 2001, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc., Bank of America, N.A, Fleet National Bank, and AmSouth Bank (incorporated by reference to Exhibit 10.1.4 of the 10-Q for Quarter ended August 4, 2001).

10.2.1 Credit Agreement dated as of November 5, 1998 between the Company, Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank (incorporated by reference to Exhibit 10.2 of the 1999 10-K).

10.2.2 First Amendment to Credit Agreement dated as of November 17, 1999, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank (incorporated by reference to Exhibit 10.2 of the 2001 10-K).

10.2.3 Second Amendment to Credit Agreement dated as of April 17, 2000, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank (incorporated by reference to Exhibit 10.2 of the 2001 10-K).

10.2.4 Third Amendment to Credit Agreement dated as of November 30, 2000, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank (incorporated by reference to Exhibit 10.2 of the 2001 10-K).

10.2.5 Fourth Amendment to Credit Agreement dated as of June 15, 2001, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank

            (incorporated by reference to Exhibit 10.2.5 of the 10-Q for Quarter ended August 4, 2001).

10.2.6 + Fifth Amendment to Credit Agreement dated as of November 30, 2001, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank.

10.3 Letter Agreement dated November 1, 1995 between the Company and Saunders, Karp & Co., L.P (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-07023), filed with the Securities and Exchange Commission on June 27, 1996 ("the 1996 S-1")).

10.4 The Company's Stock Option Plan (as amended effective as of September 13, 1996) (incorporated by reference to Exhibit 10.7 of Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-07023), filed with the Securities and Exchange Commission on September 16, 1996 ("Amendment No. 2 to the 1996 S-1")).

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

10.8.2 First Amendment to Lease Agreement dated December 30, 1999 between QRS 11-41 (AL), Inc. and Sports Wholesale, Inc. (incorporated by reference to Exhibit 10.9.2 of the Company's Annual Report on Form 10-K for fiscal year ended January 29, 2000).

10.9 Letter from the Company to Clyde B. Anderson dated September 13, 1996 re: Consulting Agreement (incorporated by reference to Exhibit
            10.12 of Amendment No. 2 to the 1996 S-1).

21 List of Company's Subsidiaries (incorporated by reference to Exhibit 21 of the 1996 S-1).

23.1   +    Consent of Arthur Andersen LLP

99     +    Letter from Hibbett Sporting Goods, Inc. to the Securities and
            Exchange Commission dated April 2, 2002

       +    Filed herewith

(b)         Reports on Form 8-K:

          No reports on Form 8-K were filed by us during the three months ended February 2, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HIBBETT SPORTING GOODS, INC.

                                            By:     /s/ Michael J. Newsome
                                              ----------------------------------
                                                  Michael J. Newsome, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               Signature                               Title                  Date
----------------------------------------     -------------------------------        --------------
         /s/ Michael J. Newsome              Principal Executive Officer and        April 15, 2002
----------------------------------------     Director                               --------------
          Michael J. Newsome


         /s/ Gary A. Smith                   Principal Financial Officer and        April 15, 2002
 ---------------------------------------     Principal Accounting Officer           --------------
          Gary A. Smith


         /s/ Clyde B. Anderson               Director                               April 15, 2002
----------------------------------------                                            --------------
          Clyde B. Anderson

         /s/ H. Ray Compton                  Director                               April 15, 2002
----------------------------------------                                            --------------
          H. Ray Compton


         /s/ F. Barron Fletcher, III         Director                               April 15, 2002
----------------------------------------                                            --------------
          F. Barron Fletcher, III


         /s/ Carl Kirkland                   Director                               April 15, 2002
----------------------------------------                                            --------------
          Carl Kirkland


         /s/ John F. Megrue                  Director                               April 15, 2002
----------------------------------------                                            --------------
          John F. Megrue


         /s/ Thomas A. Saunders, III         Director                               April 15, 2002
----------------------------------------                                            --------------
          Thomas A. Saunders, III

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE




To Hibbett Sporting Goods, Inc.:


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of HIBBETT SPORTING GOODS, INC. (a Delaware corporation) AND SUBSIDIARIES, included in this Form 10-K and have issued our report thereon dated March 13, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II included in Item 14 of the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                               ARTHUR ANDERSEN LLP





Birmingham, Alabama
March 13, 2002

                          HIBBETT SPORTING GOODS, INC.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


   FOR THE YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND JANUARY 29, 2000

                                                                      Fiscal Year Ended
                                                     ---------------------------------------------------
                                                        February 2,       February 3,       January 29,
                                                           2002               2001              2000
                                                     ----------------    -------------     -------------
Balance of allowance for doubtful accounts
   at beginning of period                            $        255,000    $     279,000     $     224,000


Charged to costs and expenses                                       -                -            73,900


Write-offs, net of recoveries                                 (59,000)         (24,000)          (18,900)
                                                     ----------------    -------------     -------------
Balance of allowance for doubtful accounts
   at end of period                                  $        196,000    $     255,000     $     279,000
                                                     ================    =============     =============