Form 10-K/A
period 2002-02-02
HIBBETT SPORTING GOODS INC
filed 2002-05-03
CIK 1017480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



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

                                             Yes    X        No
                                                  -----           -----

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

                       DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12 and 13 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, to be held June 5, 2002. Registrant's definitive Proxy Statement was filed with the Securities and Exchange Commission on May 2, 2002.

                                     PART II

     Item 8. Consolidated Financial Statements and Supplementary Data

     In the original filing of our Form 10-K, certain information in the Consolidated Statements of Stockholders' Investment Schedule was dropped during EDGAR transmission to the Securities and Exchange Commission. The number of shares of common stock was incorrectly stated. Therefore, we are refilling to correctly set forth in its entirety Item 8 of the previously filed Form 10-K.

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

                                       ARTHUR ANDERSEN LLP


Birmingham, Alabama
March 13, 2002

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                             (Dollars In Thousands)


                                                                             February 2,         February 3,
                                                                                2002                2001
                                                                             -----------         -----------
Assets
  Current Assets:
     Cash and cash equivalents                                              $     1,972          $     1,884
     Accounts receivable, net                                                     2,352                2,649
     Inventories                                                                 81,082               70,058
     Prepaid expenses and other                                                     902                  822
     Deferred income taxes                                                        1,375                1,110
                                                                            -----------          -----------
          Total current assets                                                   87,683               76,523
                                                                            -----------          -----------

  Property and Equipment:
     Land                                                                            24                   24
     Buildings                                                                      221                  221
     Equipment                                                                   19,331               15,318
     Furniture and fixtures                                                      11,480               10,978
     Leasehold improvements                                                      17,137               17,506
     Construction in progress                                                       289                  995
                                                                            -----------          -----------
                                                                                 48,482               45,042
     Less accumulated depreciation & amortization                                22,011               21,332
                                                                            -----------          -----------
          Total property and equipment                                           26,471               23,710
                                                                            -----------          -----------
  Noncurrent Assets:
     Deferred income taxes                                                          945                  741
     Other, net                                                                     216                  278
                                                                            -----------          -----------
          Total noncurrent assets                                                 1,161                1,019
                                                                            -----------          -----------

  Total Assets                                                              $   115,315          $   101,252
                                                                            ===========          ===========

Liabilities and Stockholders' Investment
  Current Liabilities:
     Accounts payable                                                       $    23,721          $    18,268
     Accrued income taxes                                                         2,308                1,859
     Accrued expenses:
        Payroll-related                                                           2,954                2,640
        Other                                                                     2,366                2,072
                                                                            -----------          -----------
          Total current liabilities                                              31,349               24,839
                                                                            -----------          -----------

  Long-Term Debt                                                                  3,903                9,748
                                                                            -----------          -----------
  Commitments and Contingencies

  Stockholders' Investment:
     Preferred Stock, $.01 par value, 1,000,000 shares
        authorized, no shares outstanding                                            -                    -
     Common Stock, $.01 par value, 12,000,000 shares authorized,
        9,927,317 and 9,799,328 shares issued and outstanding at
        February 2, 2002 and February 3, 2001 respectively                           99                   98
     Paid-in capital                                                             57,739               55,895
     Retained earnings                                                           22,225               10,672
                                                                            -----------          -----------
          Total stockholders' investment                                         80,063               66,665
                                                                            -----------          -----------

Total Liabilities and Stockholders' Investment                              $   115,315          $   101,252
                                                                            ===========          ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars In Thousands, Except Per Share Amounts)



                                                                   Fiscal Year Ended
                                                   ----------------------------------------------------
                                                   February 2,         February 3,          January 29,
                                                     2002                2001                 2000
                                                   (52 Weeks)          (53 Weeks)           (52 Weeks)
                                                   -----------         -----------         ------------

Net sales                                          $   241,130         $   209,626         $    174,312
Cost of goods sold, including warehouse,
   distribution, and store occupancy costs             167,402             145,800              121,962
                                                   -----------         -----------         ------------
     Gross profit                                       73,728              63,826               52,350

Store operating, selling, and administrative
     expenses                                           48,891              40,789               34,142
Depreciation and amortization                            5,873               4,802                3,762
                                                   -----------         -----------         ------------
     Operating income                                   18,964              18,235               14,446

Interest expense, net                                      625                 830                  422
                                                   -----------         -----------         ------------
     Income before provision for income taxes           18,339              17,405               14,024

Provision for income taxes                               6,786               6,593                5,364
                                                   -----------         -----------         ------------
     Net income                                    $    11,553         $    10,812         $      8,660
                                                   ===========         ===========         ============

     Basic earnings per share                      $      1.17         $      1.11         $       0.90
                                                   ===========         ===========         ============

     Diluted earnings per share                    $      1.15         $      1.09         $       0.88
                                                   ===========         ===========         ============

Weighted average shares outstanding:
     Basic                                           9,875,182           9,699,419            9,641,618
                                                   ===========         ===========         ============
     Diluted                                        10,079,040           9,939,577            9,794,971
                                                   ===========         ===========         ============


The accompanying notes are an integral part of these consolidated statements.

                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                             (Dollars In Thousands)


                                                                        Common Stock
                                                                   -------------------------                         Retained
                                                                    Number of                       Paid-In          Earnings
                                                                      Shares         Amount         Capital          (Deficit)
                                                                   -----------     ---------       ---------         ---------

BALANCE, January 30, 1999                                            9,620,670      $    96        $ 53,964           $(8,800)
     Net income                                                              -           -               -              8,660
     Issuance of shares from the employee stock
         purchase plan and the exercise of stock options,
         including tax benefit                                          32,658            1             280                -
                                                                     ---------      -------         -------           -------

BALANCE, January 29, 2000                                            9,653,328           97          54,244              (140)
     Net income                                                             -            -               -             10,812
     Issuance of shares from the employee stock
         purchase plan and the exercise of stock options,
         including tax benefit                                         146,000            1           1,651                -
                                                                     ---------      -------         -------           -------

BALANCE, February 3, 2001                                            9,799,328           98          55,895            10,672
     Net income                                                             -            -               -             11,553
     Issuance of shares from the employee stock
         purchase plan and the exercise of stock options,
         including tax benefit                                         127,989            1           1,844                -
                                                                     ---------      -------         -------           -------

BALANCE, February 2, 2002                                            9,927,317      $    99         $57,739           $22,225
                                                                     =========      =======         =======           =======

The accompanying notes are an integral part of these consolidated statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)


                                                                          Fiscal Year Ended
                                                          -------------------------------------------------
                                                           February 2,      February 3,        January 29,
                                                              2002             2001               2000
                                                          -------------    -------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 11,553         $ 10,812           $  8,660
                                                            --------         --------           --------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                             5,873            4,802              3,762
     Deferred income taxes                                      (469)            (523)               (85)
     Loss on disposal of assets                                  118               16                 25
     (Increase) decrease in assets:
       Accounts receivable, net                                  297             (526)                21
       Inventories                                           (11,024)         (11,992)           (10,372)
       Prepaid expenses and other                                (90)             (86)                66
       Refundable income taxes                                     -               14                 82
       Other noncurrent assets                                    19             (124)                (6)
     Increase (decrease) in liabilities:
       Accounts payable                                        5,453             (779)             2,814
       Accrued income taxes                                      449            1,313             (1,844)
       Accrued expenses                                          608             (381)               511
                                                            --------         --------           --------
         Total adjustments                                     1,234           (8,266)            (5,026)
                                                            --------         --------           --------
 Net cash provided by operating activities                    12,787            2,546              3,634
                                                            --------         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                        (8,726)          (8,557)           (10,619)
  Proceeds from sales of property and equipment                   28               26              2,315
                                                            --------         --------           --------
    Net cash (used in) investing activities                   (8,698)          (8,531)            (8,304)
                                                            --------         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan borrowings and repayments, net               (5,845)           5,357              4,391
  Proceeds from options exercised and purchase of shares
   under the employee stock purchase plan, including tax
   benefit                                                     1,844            1,652                194
                                                            --------         --------           --------
   Net cash provided by (used in) financing activities        (4,001)           7,009              4,585
                                                            --------         --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                     88            1,024                (85)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 1,884              860                945
                                                            --------         --------           --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $  1,972         $  1,884           $    860
                                                            ========         ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
    Interest                                                $    580         $    762           $    401
                                                            ========         ========           ========
    Income taxes, net of refunds                            $  6,403         $  5,233           $  6,942
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

A reconciliation of the weighted average shares for basic and diluted EPS is as follows:


                                                                             Fiscal Year Ended
                                                     ------------------------------------------------------------------
                                                      February 2, 2002       February 3, 2001       January 29, 2000
                                                     -------------------    -------------------    --------------------
Weighted average shares outstanding:
     Basic                                                9,875,182              9,699,419               9,641,618
     Dilutive effect of stock options                       203,858                240,158                 153,353
                                                     -------------------    -------------------    --------------------
     Diluted                                             10,079,040              9,939,577               9,794,971
                                                     ===================    ===================    ====================

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

     Future minimum rental payments under noncancelable operating leases having remaining terms in excess of one year as of February 2, 2002 are as follows:

                      Fiscal Year Ending
                      ------------------
                             2003                              $ 17,782,000
                             2004                                15,949,000
                             2005                                13,638,000
                             2006                                 9,932,000
                             2007                                 5,615,000
                             Thereafter                          10,396,000
                                                               ------------
                                                               $ 73,312,000
                                                               ============

Rental expense for all operating leases consisted of the following:

                                            Fiscal Year Ended
                             ---------------------------------------------
                              February 2,      February 3,     January 29,
                                 2002             2001            2000
                             ------------      -----------     -----------
     Minimum rentals         $15,906,000      $12,969,000      $10,145,000
     Contingent rentals        1,011,000        1,043,000          833,000
                             -----------      -----------      -----------
                             $16,917,000      $14,012,000      $10,978,000
                             ===========      ===========      ===========


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

6.   INCOME TAXES

     A summary of the components of the provision for income taxes is as follows:


                                                         Fiscal Year Ended
                                         ---------------------------------------------------
                                         February 2,         February 3,         January 29,
                                            2002                2001                2000
                                         -----------         -----------         -----------

     Federal:
        Current                          $6,439,000          $6,108,000          $4,648,000
        Deferred                           (384,000)           (423,000)            (95,000)
                                         ----------          ----------          ----------
                                          6,055,000           5,685,000           4,553,000
                                         ----------          ----------          ----------
     State:
        Current                             816,000           1,008,000             801,000
        Deferred                            (85,000)           (100,000)             10,000
                                         ----------          ----------          ----------
                                            731,000             908,000             811,000
                                         ----------          ----------          ----------
     Provision for income taxes          $6,786,000          $6,593,000          $5,364,000
                                         ==========          ==========          ==========


     The provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following:

                                                                 Fiscal Year Ended
                                                   --------------------------------------------
                                                    February 2,     February 3,     January 29,
                                                       2002            2001            2000
                                                    -----------     -----------     -----------

     Tax provision computed at the federal
      statutory rate                                $6,235,000      $5,918,000       $4,768,000
     Effect of state income taxes, net of
      benefits                                         520,000         574,000          592,000
     Other                                              31,000         101,000            4,000
                                                    ----------      ----------       ----------
                                                    $6,786,000      $6,593,000       $5,364,000
                                                    ==========      ==========       ==========


     Temporary differences that create deferred tax assets are detailed below:


                                            February 2, 2002                February 3, 2001
                                      ------------------------------  ---------------------------
                                        Current         Noncurrent       Current       Noncurrent
                                      -----------       ----------     -----------     ----------

     Depreciation                     $      ---        $  945,000     $      ---      $  741,000
     Inventory                            762,000             ---          399,000           ---
     Accruals                             743,000             ---          766,000           ---
     Other                               (130,000)            ---          (55,000)          ---
                                      -----------       ----------     -----------     ----------
     Deferred tax asset               $ 1,375,000       $  945,000     $ 1,110,000     $  741,000
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

     A summary of the status of the Company's stock option plans is as follows:


                                                                     Fiscal Year Ended
                                       -------------------------------------------------------------------------------
                                          February 2, 2002            February 3, 2001            January 29, 2000
                                       ----------------------    -----------------------      ------------------------
                                                     Weighted                   Weighted                      Weighted
                                                     Average                    Average                       Average
                                                     Exercise                   Exercise                      Exercise
                                       Shares         Price       Shares         Price         Shares          Price
                                      --------       --------    --------       --------      --------        --------

Outstanding at beginning of year       591,982        $11.98      597,915        $11.03       453,857          $10.31
Granted                                123,900         19.92      142,650         10.50       177,975           12.06
Exercised                             (103,233)        10.28     (137,120)         6.30       (24,929)           4.61
Forfeited                              (37,678)        12.37      (11,463)        11.74        (8,988)          12.89
                                      --------        ------     --------        ------       -------          ------
Outstanding at end of year             574,971        $14.12      591,982        $11.98       597,915          $11.03
                                      ========        ======     ========        ======       =======          ======

Exercisable at end of year             209,946        $13.14      184,508        $11.74       202,065           $8.52
                                      ========        ======     ========        ======       =======           =====

Weighted average fair value
  of options granted                                  $10.96                     $ 8.43                         $7.13
                                                      ======                     ======                         =====

     The following table summarizes information about stock options outstanding at February 2, 2002:


                                         Options Outstanding                            Options Exercisable
                          ----------------------------------------------------     ------------------------------
                                               Weighted
                             Number            Average                                 Number            Weighted
                          Outstanding at      Remaining           Weighted         Exercisable at         Average
    Range of                February 2,      Contractual          Average            February 2,         Exercise
 Exercise Prices              2002           Life (Years)       Exercise Price          2002               Price
-----------------         --------------     ------------       --------------     --------------        --------

     $4.07                   10,519              4.2               $  4.07              10,519            $  4.07
$10.00 to $13.54            349,502              6.9               $ 11.01             146,237            $ 10.87
$16.67 to $20.57            214,950              7.8               $ 19.21              53,190            $ 18.42

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

     If the Company had recorded compensation costs in accordance with SFAS No. 123 under the fair value based method (using the Black-Scholes option pricing model), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                    Fiscal Year Ended
                                                       ------------------------------------------
                                                       February 2,     February 3,    January 29,
                                                          2002            2001            2000
                                                       ----------      ----------   -------------

     Net income--as reported                           $   11,553      $   10,812   $    8,660
     Net income--pro forma                                 10,956          10,206        8,293

     Diluted earnings per share--as reported                 1.15            1.09          .88


     Diluted earnings per share--pro forma                   1.08            1.02          .84


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


                 Signature                                            Title                          Date
                 ---------                                            -----                          ----

            /s/ Michael J. Newsome                         Principal Executive Officer and        May 3, 2002
-----------------------------------------------------        Director                             -----------
              Michael J. Newsome


             /s/ Gary A. Smith                             Principal Financial Officer and        May 3, 2002
 ----------------------------------------------------        Principal Accounting Officer         -----------
               Gary A. Smith


            /s/ Clyde B. Anderson                          Director                               May 3, 2002
-----------------------------------------------------                                             -----------
              Clyde B. Anderson

            /s/ H. Ray Compton                             Director                               May 3, 2002
-----------------------------------------------------                                             -----------
              H. Ray Compton

          /s/ F. Barron Fletcher, III                      Director                               May 3, 2002
-----------------------------------------------------                                             -----------
            F. Barron Fletcher, III


            /s/ Carl Kirkland                              Director                               May 3, 2002
-----------------------------------------------------                                             -----------
              Carl Kirkland

            /s/ John F. Megrue                             Director                               May 3, 2002
-----------------------------------------------------                                             -----------
              John F. Megrue

        /s/ Thomas A. Saunders, III                        Director                               May 3, 2002
-----------------------------------------------------                                             -----------
           Thomas A. Saunders, III
