Form 10-Q
period 2002-05-04
HIBBETT SPORTING GOODS INC
filed 2002-06-14
CIK 1017480

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------   EXCHANGE ACT OF 1934.

                   For the quarterly period ended: May 4, 2002
                                                   -----------

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

                                 Yes  X   No ______
                                    -----

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of June 12, 2002 were 10,048,248 shares.

                          HIBBETT SPORTING GOODS, INC.

                                      INDEX

                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Unaudited Condensed Consolidated Balance Sheets at May 4, 2002 and
         February 2, 2002                                                                   2

     Unaudited Condensed Consolidated Statements of Operations for the Thirteen
         Week Periods Ended May 4, 2002 and May 5, 2001                                     3

     Unaudited Condensed Consolidated Statements of Cash Flows for the Thirteen
         Week Periods Ended May 4, 2002 and May 5, 2001                                     4

     Notes to Unaudited Condensed Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 10

Item 2.  Changes in Securities                                                             10

Item 3.  Defaults Upon Senior Securities                                                   10

Item 4.  Submission of Matters to Vote of Security-Holders                                 10

Item 5.  Other Information                                                                 10

Item 6.  Exhibits and Reports on Form 8-K                                                  10

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                           ---------------    -------------
                                                                May 4,         February 2,
                                                                 2002              2002
                                                           ---------------    -------------
Assets
 Current Assets:
  Cash and cash equivalents                                $           936    $       1,972
  Accounts receivable, net                                           2,068            2,352
  Inventories                                                       87,031           81,082
  Prepaid expenses and other                                         3,240              902
  Refundable income tax                                                 94                -
  Deferred income taxes                                              1,360            1,375
                                                           ---------------    -------------
   Total current assets                                             94,729           87,683
                                                           ---------------    -------------

 Property and equipment, net                                        26,071           26,471
                                                           ---------------    -------------

 Noncurrent Assets:
  Deferred income taxes                                                973              945
  Other, net                                                           214              216
                                                           ---------------    -------------
   Total noncurrent assets                                           1,187            1,161
                                                           ---------------    -------------

 Total Assets                                              $       121,987    $     115,315
                                                           ===============    =============


Liabilities and Stockholders' Investment
 Current Liabilities:
  Accounts payable                                         $        23,659    $      23,721
  Accrued income taxes                                               2,830            2,308
  Accrued expenses:
    Payroll-related                                                  2,735            2,954
    Other                                                            2,509            2,366
                                                           ---------------    -------------
 Total current liabilities                                          31,733           31,349
                                                           ---------------    -------------

Long-Term Debt                                                       4,127            3,903
                                                           ---------------    -------------

Stockholders' Investment:
 Preferred stock, $.01 par value 1,000,000 shares
  authorized, no shares outstanding                                      -                -
 Common stock, $.01 par value, 12,000,000 shares
  authorized, 10,040,133 shares issued and
  outstanding at May 4, 2002 and 9,927,317
  shares issued and outstanding at February 2, 2002                    100               99
 Paid-in capital                                                    59,585           57,739
 Retained earnings                                                  26,442           22,225
                                                           ---------------    -------------
  Total stockholders' investment                                    86,127           80,063
                                                           ---------------    -------------

Total Liabilities and Stockholders' Investment             $       121,987    $     115,315
                                                           ===============    =============

       See notes to unaudited condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars In Thousands, Except Share and Per Share Amounts)


                                                     Thirteen Weeks Ended
                                               ---------------------------------
                                                  May 4,             May 5,
                                                   2002               2001
                                               --------------    ---------------
Net sales                                        $    70,790       $     60,345
Cost of goods sold,
  including warehouse, distribution
  and store occupancy costs                           48,792             41,881
                                               --------------    ---------------
     Gross profit                                     21,998             18,464

Store operating, selling, and
  administrative expenses                             13,622             11,437

Depreciation and amortization                          1,671              1,382
                                               --------------    ---------------
     Operating income                                  6,705              5,645

Interest expense, net                                     64                152
                                               --------------    ---------------

     Income before provision for income taxes          6,641              5,493

Provision for income taxes                             2,424              2,074
                                               --------------    ---------------
     Net income                                  $     4,217       $      3,419
                                               ==============    ===============

Basic earnings per common share                  $      0.42       $       0.35
                                               ==============    ===============

Diluted earnings per common share                $      0.41       $       0.34
                                               ==============    ===============

Weighted average shares outstanding:
     Basic                                         9,964,309          9,822,342
                                               ==============    ===============
     Diluted                                      10,210,554         10,048,299
                                               ==============    ===============

       See notes to unaudited condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                                                                    Thirteen Weeks Ended
                                                                            -------------------------------------
                                                                                 May 4,               May 5,
                                                                                  2002                 2001
                                                                            ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $      4,217        $       3,419
                                                                            ----------------     ----------------
  Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                     1,671                1,382
     Deferred income taxes                                                               (13)                 (13)
     Loss on disposal of assets                                                           30                   (3)
     Change in operating assets and liabilities                                       (7,187)               1,285
                                                                            ----------------     ----------------
        Total adjustments                                                             (5,499)               2,651
                                                                            ----------------     ----------------
        Net cash provided by (used in) operating activities                           (1,282)               6,070
                                                                            ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (1,299)              (1,467)
  Proceeds from sale of property and equipment                                             9                    7
                                                                            ----------------     ----------------
        Net cash used in investing activities                                         (1,290)              (1,460)
                                                                            ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan activity, net                                                           224               (5,134)
  Proceeds from options exercised and purchase
     of shares under employee stock purchase plan                                      1,312                  689
                                                                            ----------------     ----------------
        Net cash provided by (used in) financing activities                            1,536               (4,445)
                                                                            ----------------     ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (1,036)                 165

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,972                1,884
                                                                            ----------------     ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $        936        $       2,049
                                                                            ================     ================

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest                                                              $         44        $         150
                                                                            ----------------     ----------------
          Income taxes, net of refunds                                          $      1,474        $       1,566
                                                                            ----------------     ----------------

      See notes to unaudited condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2002. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 4, 2002 and May 5, 2001, and the results of its operations and cash flows for the periods presented.

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

         A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                             Thirteen Week Period Ended
                                                      -----------------------------------------
                                                         May 4, 2002            May 5, 2001
                                                      -------------------    ------------------
            Weighted average shares outstanding:
                Basic                                          9,964,309             9,822,342
                Dilutive effect of stock options                 246,245               225,957
                                                      -------------------    ------------------
                   Diluted                                    10,210,554            10,048,299
                                                      ===================    ==================

         For the thirteen week period ended May 4, 2002, there were no anti-dilutive options. For the thirteen week period ended May 5, 2001, 135,450 anti-dilutive options were appropriately excluded from the computation.

3.  Stockholders' Investment

         The Company offers participation in stock option plans to certain employees and individuals. Awards typically vest and become exercisable in incremental installments over a period of five years and expire on the tenth anniversary of the date of grant. For the thirteen weeks ended May 4, 2002, 111,315 shares were issued upon exercise of options resulting in an increase in Stockholders' Investment of $1,271,000, and an increase in Paid in Capital of $549,000 related to the tax benefit. For the thirteen weeks ended May 4, 2002, 1,501 shares were purchased under the Employee Stock Purchase Plan resulting in an increase in Stockholders' Investment of $26,000.

4.  Contingencies

         The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of the Company.

5.  Recent Accounting Pronouncements

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

         We adopted SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 on February 3, 2002. The adoption of these standards had no material impact on our financial condition, results of operations or cash flows.

6.  Reclassifications

         Certain prior year numbers have been reclassified to conform to current year presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Hibbett Sporting Goods, Inc. ("we" or "Hibbett" or the "Company") is a rapidly-growing operator of full-line athletic sporting goods stores in small to mid-sized markets predominantly in the southeast, mid-Atlantic and midwest. The Company's stores offer a broad assortment of quality athletic equipment, footwear and apparel at competitive prices with superior customer service. Hibbett's merchandise assortment features a broad selection of brand name merchandise emphasizing team and individual sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. The Company's management team believes that their stores are among the primary retail distribution avenue for brand name vendors that seek to penetrate their target markets.

         As of May 4, 2002, we operated 318 Hibbett Sports stores as well as sixteen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 20 states. The Company's primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000 square foot store located in enclosed malls and dominant power strip centers. We target markets with county populations that range from 30,000 to 250,000. By targeting smaller markets, we believe that we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs, and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

         Hibbett operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett is incorporated under the laws of the State of Delaware.

Results of Operations

         The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:


                                                                 Thirteen Week
                                                                 Period Ended
                                                           ----------------------------
                                                            May 4, 2002    May 5, 2001
                                                            -----------    -----------
           Net sales                                           100.0%        100.0%
           Cost of goods sold, including warehouse,
             Distribution and store occupancy costs             68.9          69.4
                                                              ------        ------
           Gross profit                                         31.1          30.6
           Store operating, selling, and administrative
             Expenses                                           19.2          18.9
           Depreciation and amortization                         2.4           2.3
                                                              ------        ------
           Operating income                                      9.5           9.4
           Interest expense, net                                 0.1           0.3
                                                              ------        ------
           Income before provision for income taxes              9.4           9.1
           Provision for income taxes                            3.4           3.4
                                                              ------        ------
           Net income                                            6.0%          5.7%
                                                              ======        ======

Thirteen Weeks Ended May 4, 2002 Compared to Thirteen Weeks Ended May 5, 2001

         Net sales. Net sales increased $10.5 million, or 17.3%, to $70.8 million for the thirteen weeks ended May 4, 2002, from $60.3 million for the comparable period in the prior year. This increase is attributed to the opening of a net of fifty Hibbett Sports stores in the 52 week period ended May 4, 2002, and a 3.9% increase in comparable store net sales for the quarter ended May 4, 2002. The increase in comparable store net sales was primarily due to increased footwear and apparel sales. New stores and stores not in the comparable store net sales calculation accounted for $8.3 million of the increase in net sales, and increases in comparable store net sales contributed $2.2 million. Comparable store net sales data for the period reflect sales for our Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended May 4, 2002, we opened nine new stores as compared to the thirteen weeks ended May 5, 2001, in which we opened seven new stores and closed one.

         Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores, and occupancy and operating costs for the distribution center. Gross profit was $22.0 million, or 31.1% of net sales, in the thirteen weeks ended May 4, 2002, as compared to $18.5 million, or 30.6% of net sales, in the same period of the prior fiscal year. The improved gross margin was due to higher product margins, a result of increased vendor discounts and reduced freight costs, and improved leveraging of occupancy costs over a larger store base in the current year period.

         Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $13.6 million, or 19.2% of net sales, for the thirteen weeks ended May 4, 2002, as compared to $11.4 million, or 18.9% of net sales, for the comparable period a year ago. The increase in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended May 4, 2002 is attributable to an increase in business insurance costs.

         Depreciation and amortization. Depreciation and amortization expenses were $1.7 million, or 2.4% of net sales, for the thirteen week period ended May 4, 2002, compared to $1.4 million, or 2.3% of net sales for the same thirteen week period in the prior year. The increase in costs is associated with the opening of new stores and the implementation of the new Point-of-Sale system and the Manhattan warehouse inventory system.

         Interest expense, net. Net interest expense for the thirteen weeks ended May 4, 2002 was $64,000 compared to net interest expense of $152,000 in the prior year period. The decrease is attributable to lower borrowing rates and lower levels of borrowings on our revolving credit facilities in the current year period.

Liquidity and Capital Resources

         Our capital requirements relate primarily to new store openings and working capital requirements. Our working capital needs are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarter of our fiscal year. Historically, we have funded our cash requirements primarily through cash flows from operations and borrowings under our revolving credit facilities.

         Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. We have continued to increase our inventory levels in the thirteen weeks ended May 4, 2002 as the number of stores has increased, which is partially offset by reductions in our inventory on a per store basis. We have financed this increase primarily through increased net income. Accordingly, net cash used in operating activities was $1.3 million for the thirteen week period ending May 4, 2002 as compared to net cash provided by operating activities of $6.1 million for the thirteen week period ending May 5, 2001.

         With respect to cash flows used in investing activities, capital expenditures were $1.3 million in the thirteen week period ended May 4, 2002 compared to $1.5 million for the comparable period in the prior year. Capital expenditures in the thirteen weeks ended May 4, 2002 were primarily related to the opening of nine new stores, the refurbishing of existing stores and various corporate additions.

          Net cash provided by financing activities was $1.5 million in the thirteen week period ended May 4, 2002 compared with $4.4 million used in financing activities in the prior year period. Financing activities primarily relate to borrowings and repayments under our credit facilities and proceeds from stock options exercised.

         The Company estimates capital expenditures in fiscal 2003 to be approximately $8.9 million which includes resources budgeted to (i) fund the opening of approximately 65 Hibbett Sports stores, (ii) remodel selected existing stores and (iii) fund headquarters and distribution center related capital expenditures.

         Hibbett maintains an unsecured revolving credit facility, which will expire November 5, 2003 and allows borrowings up to $35 million. We also maintain an unsecured working capital line of credit for $7 million, which is subject to annual renewal each November. As of May 4, 2002, the Company had $4.1 million outstanding under these facilities, $3.0 million under the revolving credit facility and $1.1 million under the working capital facility. Based on our current operating and store opening plans, management believes that we can fund our cash needs for the foreseeable future through borrowings under the credit facility, the working capital line of credit and cash generated from operations.

Quarterly Fluctuations

         The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. The Company's net sales and operating income are typically higher in the fourth quarter due to sales increases during the holiday selling season. However, the seasonal fluctuations are reduced to some extent by the strong product demand in the spring, summer and back-to-school sales periods. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, merchandise mix, the relative proportion of stores represented by each of the Company's three store concepts and demand for apparel and accessories driven by local interest in sporting events.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on its revolving credit facility and working capital line of credit, each of which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates. The average amount of borrowings outstanding under these agreements during the thirteen week period ended May 4, 2002, was $4,903,810, the maximum amount outstanding was $9,357,902 and the weighted average interest rate was 3.91%. A 10% increase or decrease in market interest rates would not have a material impact on the Company's financial condition, results of operations or cash flows.

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

          None

ITEM 5:           Other Information

          None

ITEM 6:           Exhibits and Reports on Form 8-K

          (A)     Exhibits

          None

          (B)     Reports on Form 8-K

          No reports on Form 8-K were filed by us during the three months ended May 4, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                HIBBETT SPORTING GOODS, INC.

Date:    June 14, 2002             By:  /s/ Gary A. Smith
      --------------------            -------------------------------------
                                       Gary A. Smith
                                       Vice President & Chief Financial Officer