Form 10-K/A
period 2002-02-02
HIBBETT SPORTING GOODS INC
filed 2002-07-11
CIK 1017480

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-K/A(2)
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

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are "affiliates") was $191,441,261 at July 10, 2002, based on the closing sale price of $24.25 for the Common Stock on such date on the Nasdaq National Market.

        The number of shares outstanding of the Registrant's Common Stock, as of July 10, 2002 was 10,052,259.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part I, items 1-4, Part II, items 5-7 and 9 and Part III, items 10-13 are incorporated by reference from the Company's Form 10-K/A Report filed with the Securities and Exchange Commission on May 3, 2002.

                          HIBBETT SPORTING GOODS, INC.

                                      INDEX

                                     PART II

Item 8.  Financial Statements and Supplementary Data       2

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K    16


                      NOTICE REGARDING ARTHUR ANDERSEN LLP

         The financial statements, supplementary data and financial statement schedule included in this Form 10-K/A(2) are incorporated by reference into several registration statements we have filed under the Securities Act of 1933, as amended (the "Securities Act"), and will be incorporated by reference into future registration statements we file under the Securities Act. Section 11(a) of the Securities Act provides that if any part of a registration statement at the time it becomes effective contains an untrue statement of a material fact or an omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may sue, among others, every accountant who has consented to be named as having prepared or certified any part of the registration statement or as having prepared or certified any report or valuation which is used in connection with the registration statement with respect to the statement in such registration statement, report or valuation which purports to have been prepared or certified by the accountant. Arthur Andersen LLP was our principal independent accountant until their dismissal on May 9, 2002. Prior to the date of this Form 10-K/A(2), the Arthur Andersen partners who reviewed our most recent audited financial statements resigned from Arthur Andersen. As a result, after reasonable efforts, we have been unable to obtain Arthur Andersen's written consent to the inclusion in this Form 10-K/A(2) of its audit reports with respect to our financial statements, which means that Arthur Andersen has not consented to the inclusion of its audit reports in any present or future registration statements into which the financial statements, supplementary data and financial statement schedule included herein are incorporated by reference. Under these circumstances, Rule 437a under the Securities Act permits us to file this Form 10-K/A(2), and permits us to incorporate by reference the financial statements, supplementary data and financial statement schedule included herein into present and future registration statements, without the written consent of Arthur Andersen. Accordingly, Arthur Andersen will not be liable to you under Section 11(a) of the Securities Act because it has not consented to being named as an expert in this Form 10-K/A(2) or any present or future registration statement into which this Form 10-K/A(2) may be incorporated by reference.

                                    PART II

              Item 8. Financial Statements and Supplementary Data


                          Independent Auditors' Report

The Board of Directors
Hibbett Sporting Goods, Inc.:

We have audited the accompanying consolidated balance sheet of Hibbett Sporting Goods, Inc. (a Delaware corporation) and subsidiaries (the Company) as of February 2, 2002, and the related consolidated statements of operations, stockholders' investment, and cash flows for the fiscal year in the period ended February 2, 2002. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in
Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sporting Goods, Inc. and subsidiaries as of February 2, 2002, and the results of their operations and their cash flows for the fiscal year in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Birmingham, Alabama                          /s/ KPMG LLP
June 21, 2002

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

                                        ARTHUR ANDERSEN LLP


Birmingham, Alabama
March 13, 2002

--------------------

The report of Arthur Andersen LLP shown above is a copy of a previously issued report; Arthur Andersen LLP has not reissued this report.

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

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars In Thousands, Except Per Share Amounts)

                                                                   Fiscal Year Ended
                                                     --------------------------------------------
                                                       February 2,   February 3,     January 29,
                                                          2002          2001            2000
                                                       (52 Weeks)    (53 Weeks)      (52 Weeks)
                                                     -------------- -------------- --------------
Net sales                                             $    241,130   $    209,626   $    174,312
Cost of goods sold, including warehouse,
     distribution, and store occupancy costs               167,402        145,800        121,962
                                                     -------------- -------------- --------------
     Gross profit                                           73,728         63,826         52,350

Store operating, selling, and administrative
     expenses                                               48,891         40,789         34,142
Depreciation and amortization                                5,873          4,802          3,762
                                                     -------------- -------------- --------------
     Operating income                                       18,964         18,235         14,446

Interest expense, net                                          625            830            422
                                                     -------------- -------------- --------------
     Income before provision for income taxes               18,339         17,405         14,024

Provision for income taxes                                   6,786          6,593          5,364
                                                     -------------- -------------- --------------
     Net income                                       $     11,553   $     10,812   $      8,660
                                                     ============== ============== ==============


     Basic earnings per share                         $       1.17   $       1.11   $       0.90
                                                     ============== ============== ==============

     Diluted earnings per share                       $       1.15   $       1.09   $       0.88
                                                     ============== ============== ==============

Weighted average shares outstanding:
     Basic                                               9,875,182      9,699,419      9,641,618
                                                     ============== ============== ==============
     Diluted                                            10,079,040      9,939,577      9,794,971
                                                     ============== ============== ==============

 The accompanying notes are an integral part of these consolidated statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                             (Dollars In Thousands)

                                                                      Common Stock                           Retained
                                                              --------------------------
                                                                Number of                     Paid-In        Earnings
                                                                 Shares          Amount       Capital        (Deficit)
                                                              ------------      --------     ---------      ----------
BALANCE, January 30, 1999                                        9,620,670      $     96     $  53,964      $   (8,800)
     Net income                                                          -             -             -           8,660
     Issuance of shares from the employee stock
         purchase plan and the exercise of stock options,
         including tax benefit                                      32,658             1           280               -
                                                              ------------      --------     ---------      ----------

BALANCE, January 29, 2000                                        9,653,328            97        54,244            (140)
     Net income                                                          -             -             -          10,812
     Issuance of shares from the employee stock
         purchase plan and the exercise of stock options,
         including tax benefit                                     146,000             1         1,651               -
                                                              ------------      --------     ---------      ----------


BALANCE, February 3, 2001                                        9,799,328            98        55,895          10,672
     Net income                                                          -             -             -          11,553
     Issuance of shares from the employee stock
         purchase plan and the exercise of stock options,
         including tax benefit                                     127,989             1         1,844               -
                                                              ------------      --------     ---------      ----------

BALANCE, February 2, 2002                                        9,927,317      $     99     $  57,739      $   22,225
                                                              ============      ========     =========      ==========

  The accompanying notes are an integral part of these consolidated statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                                                                     Fiscal Year Ended
                                                                       ----------------------------------------------
                                                                       February 2,      February 3,       January 29,
                                                                          2002             2001              2000
                                                                       ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $  11,553         $  10,812         $   8,660
                                                                       ---------         ---------         ---------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                      5,873             4,802             3,762
        Deferred income taxes                                               (469)             (523)              (85)
        Loss on disposal of assets                                           118                16                25
        (Increase) decrease in assets:
            Accounts receivable, net                                         297              (526)               21
            Inventories                                                  (11,024)          (11,992)          (10,372)
            Prepaid expenses and other                                       (90)              (86)               66
            Refundable income taxes                                            -                14                82
            Other noncurrent assets                                           19              (124)               (6)
        Increase (decrease) in liabilities:
            Accounts payable                                               5,453              (779)            2,814
            Accrued income taxes                                             449             1,313            (1,844)
            Accrued expenses                                                 608              (381)              511
                                                                       ---------         ---------         ---------
               Total adjustments                                           1,234            (8,266)           (5,026)
                                                                       ---------         ---------         ---------
      Net cash provided by operating activities                           12,787             2,546             3,634
                                                                       ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (8,726)           (8,557)          (10,619)
   Proceeds from sales of property and equipment                              28                26             2,315
                                                                       ---------         ---------         ---------
      Net cash (used in) investing activities                             (8,698)           (8,531)           (8,304)
                                                                       ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Revolving loan borrowings and repayments, net                          (5,845)            5,357             4,391
   Proceeds from options exercised and purchase of shares
      under the employee stock purchase plan, including tax
      benefit                                                              1,844             1,652               194
                                                                       ---------         ---------         ---------
      Net cash provided by (used in) financing activities                 (4,001)            7,009             4,585
                                                                       ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                88             1,024               (85)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             1,884               860               945
                                                                       ---------         ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $   1,972         $   1,884         $     860
                                                                       =========         =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
   Cash paid during the year for:
      Interest                                                         $     580         $     762         $     401
                                                                       =========         =========         =========
      Income taxes, net of refunds                                     $   6,403         $   5,233         $   6,942
                                                                       =========         =========         =========

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

A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                          Fiscal Year Ended
                                         --------------------------------------------------
                                           February 2,      February 3,        January 29,
                                              2002             2001               2000
                                         ---------------  ---------------   ---------------
Weighted average shares outstanding:
     Basic                                   9,875,182        9,699,419         9,641,618
     Dilutive effect of stock options          203,858          240,158           153,353
                                         ---------------  ---------------  ----------------
     Diluted                                10,079,040        9,939,577         9,794,971
                                         ===============  ===============  ================

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
                                                              ------------
                                                              $ 73,312,000
                                                              ============

Rental expense for all operating leases consisted of the following:

                                                               Fiscal Year Ended
                                                   --------------------------------------------
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

6.   INCOME TAXES

     A summary of the components of the provision for income taxes is as follows:

                                                                  Fiscal Year Ended
                                                  ----------------------------------------------------
                                                   February 2,         February 3,         January 29,
                                                       2002               2001                 2000
                                                  ------------       ------------        -------------
     Federal:
        Current                                   $  6,439,000       $  6,108,000        $   4,648,000
        Deferred                                      (384,000)          (423,000)             (95,000)
                                                  ------------       ------------        -------------
                                                     6,055,000          5,685,000            4,553,000
                                                  ------------       ------------        -------------
     State:
        Current                                        816,000          1,008,000              801,000
        Deferred                                       (85,000)          (100,000)              10,000
                                                  ------------       ------------        -------------
                                                       731,000            908,000              811,000
                                                  ------------       ------------        -------------
     Provision for income taxes                   $  6,786,000       $  6,593,000        $   5,364,000
                                                  ============       ============        =============

     The provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following:

                                                                      Fiscal Year Ended
                                                   ------------------------------------------------
                                                     February 2,      February 3,     January 29,
                                                        2002            2001             2000
                                                   --------------- ---------------- ---------------
     Tax provision computed at the federal
     statutory rate                                  $6,235,000       $5,918,000       $4,768,000
     Effect of state income taxes, net of
     benefits                                           520,000          574,000          592,000
     Other                                               31,000          101,000            4,000
                                                     ----------       ----------       ----------
                                                     $6,786,000       $6,593,000       $5,364,000
                                                     ==========       ==========       ==========

     Temporary differences that create deferred tax assets are detailed below:

                                              February 2, 2002             February 3, 2001
                                      -----------------------------  ----------------------------
                                        Current         Noncurrent     Current         Noncurrent
                                      -----------      ------------  -----------      -----------
     Depreciation                     $       ---      $    945,000  $       ---       $  741,000
     Inventory                            762,000               ---      399,000              ---
     Accruals                             743,000               ---      766,000              ---
     Other                               (130,000)              ---      (55,000)             ---
                                      -----------      ------------  -----------       ----------
     Deferred tax asset               $ 1,375,000      $    945,000  $ 1,110,000       $  741,000
                                      ===========      ============  ===========       ==========

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

         A summary of the status of the Company's stock option plans is as follows:

                                                                         Fiscal Year Ended
                                    --------------------------------------------------------------------------------------------
                                          February 2, 2002                  February 3, 2001               January 29, 2000
                                    -----------------------------   -----------------------------    ---------------------------
                                                       Weighted                        Weighted                        Weighted
                                                       Average                         Average                         Average
                                                       Exercise                        Exercise                        Exercise
                                       Shares           Price        Shares             Price          Shares           Price
                                    -----------------------------   -----------------------------    ---------------------------
Outstanding at beginning
of year                              591,982              $11.98     597,915              $11.03      453,857            $10.31
Granted                              123,900               19.92     142,650               10.50      177,975             12.06
Exercised                           (103,233)              10.28    (137,120)               6.30      (24,929)             4.61
Forfeited                            (37,678)              12.37     (11,463)              11.74       (8,988)            12.89
                                    ----------------------------    ----------------------------     --------------------------
Outstanding at end of year           574,971              $14.12     591,982              $11.98      597,915            $11.03
                                    ============================    ============================     ==========================

Exercisable at end of year           209,946              $13.14     184,508              $11.74      202,065            $ 8.52
                                    ============================    ============================     ==========================
Weighted average fair value
of options granted                                        $10.96                          $ 8.43                         $ 7.13
                                                          ======                          ======                         ======

The following table summarizes information about stock options outstanding at February 2, 2002:

                                             Options Outstanding                             Options Exercisable
                            ------------------------------------------------------    ----------------------------------
                                                 Weighted
                                Number            Average                                 Number            Weighted
                             Outstanding         Remaining           Weighted         Exercisable at        Average
       Range of              at February        Contractual          Average            February 2,         Exercise
    Exercise Prices            2, 2002         Life (Years)       Exercise Price           2002              Price
------------------------   ---------------    --------------    -----------------    ----------------   ---------------
        $4.07                   10,519              4.2              $  4.07              10,519            $  4.07
$10.00 to $13.54               349,502              6.9              $ 11.01             146,237            $ 10.87
$16.67 to $20.57               214,950              7.8              $ 19.21              53,190            $ 18.42

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

         If the Company had recorded compensation costs in accordance with SFAS No. 123 under the fair value based method (using the Black-Scholes option pricing model), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                Fiscal Year Ended
                                                     ----------------------------------------------
                                                      February 2,     February 3,   January 29,
                                                         2002            2001          2000
                                                     ----------------------------------------------
     Net income--as reported                           $  11,553      $  10,812    $  8,660
     Net income--pro forma                                10,956         10,206       8,293

     Diluted earnings per share--as reported                1.15           1.09         .88
     Diluted earnings per share--pro forma                  1.08           1.02         .84

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

                                    PART IV

                  Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)   Documents filed as part of this report:

      1.  Financial Statements:

               NOTICE REGARDING ARTHUR ANDERSEN LLP

               The financial statements, supplementary data and financial statement schedule included in this Form 10-K/A(2) are incorporated by reference into several registration statements we have filed under the Securities Act, and will be incorporated by reference into future registration statements we file under the Securities Act. Section 11(a) of the Securities Act provides that if any part of a registration statement at the time it becomes effective contains an untrue statement of a material fact or an omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may sue, among others, every accountant who has consented to be named as having prepared or certified any part of the registration statement or as having prepared or certified any report or valuation which is used in connection with the registration statement with respect to the statement in such registration statement, report or valuation which purports to have been prepared or certified by the accountant. Arthur Andersen LLP was our principal independent accountant until their dismissal on May 9, 2002. Prior to the date of this Form 10-K/A(2), the Arthur Andersen partners who reviewed our most recent audited financial statements resigned from Arthur Andersen. As a result, after reasonable efforts, we have been unable to obtain Arthur Andersen's written consent to the inclusion in this Form 10-K/A(2) of its audit reports with respect to our financial statements, which means that Arthur Andersen has not consented to the inclusion of its audit reports in any present or future registration statements into which the financial statements, supplementary data and financial statement schedule included herein are incorporated by reference. Under these circumstances, Rule 437a under the Securities Act permits us to file this Form 10-K/A(2), and permits us to incorporate by reference the financial statements, supplementary data and financial statement schedule included herein into present and future registration statements, without the written consent of Arthur Andersen. Accordingly, Arthur Andersen will not be liable to you under
               Section 11(a) of the Securities Act because it has not consented to being named as an expert in this Form 10-K/A(2) or any present or future registration statement into which this Form 10-K/A(2) may be incorporated by reference.

          The following Financial Statements and Supplementary Data of Hibbett Sporting Goods, Inc. and Independent Auditors' Reports on such Financial Statements are attached hereto:

                  Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001

                  Consolidated Statements of Operations for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000

                  Consolidated Statements of Stockholders' Investment for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000

                  Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000

                  Notes to Consolidated Financial Statements

                  Reports of Independent Public Accountants



      2.  Financial Statement Schedule.

      NOTICE REGARDING ARTHUR ANDERSEN LLP

               The financial statements, supplementary data and financial statement schedule included in this Form 10-K/A(2) are incorporated by reference into several registration statements we have filed under the Securities Act, and will be incorporated by reference into future registration statements we file under the Securities Act. Section 11(a) of the Securities Act provides that if any part of a registration statement at the time it becomes effective contains an untrue statement of a material fact or an omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may sue, among others, every accountant who has consented to be named as having prepared or certified any part of the registration statement or as having prepared or certified any report or valuation which is used in connection with the registration statement with respect to the statement in such registration statement, report or valuation which purports to have been prepared or certified by the accountant. Arthur Andersen LLP was our principal independent accountant until their dismissal on May 9 2002. Prior to the date of this Form 10-K/A(2), the Arthur Andersen partners who reviewed our most recent audited financial statements resigned from Arthur Andersen. As a result, after reasonable efforts, we have been unable to obtain Arthur Andersen's written consent to the inclusion in this Form 10-K/A(2) of its audit reports with respect to our financial statements, which means that Arthur Andersen has not consented to the inclusion of its audit reports in any present or future registration statements into which the financial statements, supplementary data and financial statement schedule included herein are incorporated by reference. Under these circumstances, Rule 437a under the Securities Act permits us to file this Form 10-K/A(2), and permits us to incorporate by reference the financial statements, supplementary data and financial statement schedule included herein into present and future registration statements, without the written consent of Arthur Andersen. Accordingly, Arthur Andersen will not be liable to you under Section 11(a) of the Securities Act because it has not consented to being named as an expert in this Form 10-K/A(2) or any present or future registration statement into which this Form 10-K/A(2) may be incorporated by reference.

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

                                 EXHIBITS INDEX

Exhibit #
3.1 Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (the "1997 10-K")).

3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the 1997 10-K).

10.1.1 Credit Agreement dated as of November 5, 1998 between the Company, Hibbett Team Sales, Inc., Sports Wholesale, Inc., AmSouth Bank, NationsBank, N.A. and BankBoston, N.A (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the "1999 10-K")).

10.1.2 First Amendment to Credit Agreement dated as of April 17, 2000, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc., Bank of America, N.A, Fleet National Bank, and AmSouth Bank (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the "2001 10-K")).

10.1.3 Second Amendment to Credit Agreement dated as of November 30, 2000, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc., Bank of America, N.A, Fleet National Bank, and AmSouth Bank (incorporated by reference to

               Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the "200110-K")).

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

10.2.5 Fourth Amendment to Credit Agreement dated as of June 15, 2001, between Hibbett SportingGoods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank (incorporated by reference to Exhibit 10.2.5 of the 10-Q for Quarter ended August 4, 2001).

10.2.6 Fifth Amendment to Credit Agreement dated as of November 30, 2001, between Hibbett SportingGoods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank (incorporated herein by reference to Exhibit 10.2.6 of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2002 ("2002 10-K")).

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

10.7 The Company's Stock Plan for Outside Directors (incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the 1996 S-1).

10.8.1         Lease Agreement dated as of February 12, 1996 between QRS 12-14
               (AL), Inc. and

          Sports Wholesale, Inc. (the "Lease Agreement") (incorporated by reference to Exhibit 10.9 of the 1996 S-1).

10.8.2 First Amendment to Lease Agreement dated December 30, 1999 between QRS 11-41 (AL), Inc. and Sports Wholesale, Inc. (incorporated herein by reference to Exhibit 10 of the Company Annual Report on Form 10-K for fiscal year ended January 29, 2000).

10.9 Letter from the Company to Clyde B. Anderson dated September 13, 1996 re: Consulting Agreement (incorporated herein by reference to Exhibit
          10.12 of Amendment No. 2 to the 1996 S-1).

21 List of Company's Subsidiaries (incorporated herein by reference to Exhibit 21 of the 1996 S-1).

23.1 +    Consent of KPMG LLP.

99 Letter from Hibbett Sporting Goods, Inc. to the Securities and Exchange Commission dated April 2, 2002 (incorporated herein by reference to Exhibit 99 of the 2002 10-K).

     +    Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HIBBETT SPORTING GOODS, INC.

                                          By:  /s/ Michael J. Newsome
                                            ------------------------------------
                                             Michael J. Newsome, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               Signature                                Title                 Date
     /s/ Michael J. Newsome                   Principal Executive Officer and        July 11, 2002
----------------------------------------                                            --------------
     Michael J. Newsome                       Director

     /s/ Gary A. Smith                        Principal Financial Officer and        July 11, 2002
----------------------------------------                                            --------------
     Gary A. Smith                            Principal Accounting Officer

     /s/ Clyde B. Anderson                    Director                               July 11, 2002
----------------------------------------                                            --------------
     Clyde B. Anderson

     /s/ H. Ray Compton                       Director                               July 11, 2002
----------------------------------------                                            --------------
     H. Ray Compton

     /s/ F. Barron Fletcher, III              Director                               July 11, 2002
----------------------------------------                                            --------------
     F. Barron Fletcher, III

     /s/ Carl Kirkland                        Director                               July 11, 2002
----------------------------------------                                            --------------
     Carl Kirkland

     /s/ John F. Megrue                       Director                               July 11, 2002
----------------------------------------                                            --------------
     John F. Megrue

     /s/ Thomas A. Saunders, III              Director                               July 11, 2002
----------------------------------------                                            --------------
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

                              ARTHUR ANDERSEN LLP



Birmingham, Alabama
March 13, 2002

-------------------

The report of Arthur Andersen LLP shown above is a copy of a previously issued report; Arthur Andersen LLP has not reissued this report.

                          HIBBETT SPORTING GOODS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

   FOR THE YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND JANUARY 29, 2000

                                                                   Fiscal Year Ended
                                                     ---------------------------------------------
                                                       February 2,    February 3,      January 29,
                                                          2002            2001            2000
                                                     -------------    -----------     ------------
Balance of allowance for doubtful accounts
   at beginning of period                            $    255,000     $  279,000      $   224,000

Charged to costs and expenses                                   -              -           73,900

Write-offs, net of recoveries                             (59,000)       (24,000)         (18,900)
                                                     ------------     ----------      -----------
Balance of allowance for doubtful accounts
   at end of period                                  $    196,000     $  255,000      $   279,000
                                                     ============     ==========      ===========