Form 10-Q
period 2002-08-03
HIBBETT SPORTING GOODS INC
filed 2002-09-17
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: August 3, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transaction period from              to

COMMISSION FILE NUMBER 000-20969

HIBBETT SPORTING GOODS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	63-1074067
(State or other jurisdiction of	(IRS Employee Identification No.)
incorporation or organization)

451 Industrial Lane, Birmingham, Alabama	35211
(Address of principal executive offices)	(Zip code)

(205) 942-4292
(Registrant’s telephone number including area code)

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

Yes    ☒         No    ☐

Indicate the number of shares outstanding of each of the issuer’s common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of September 16, 2002 were 10,053,831 shares.

HIBBETT SPORTING GOODS, INC.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

	August 3, 2002	February 2, 2002
Assets
Current Assets:
Cash and cash equivalents	$3,638	$1,972
Accounts receivable, net	2,516	2,352
Inventories	94,372	81,082
Prepaid expenses and other	3,072	902
Refundable income tax	1,131	—
Deferred income taxes	1,345	1,375

Total current assets	106,074	87,683

Property and equipment, net	26,006	26,471

Noncurrent Assets:
Deferred income taxes	1,001	945
Other, net	189	216

Total noncurrent assets	1,190	1,161

Total Assets	$133,270	$115,315

Liabilities and Stockholders’ Investment
Current Liabilities:
Accounts payable	$33,285	$23,721
Accrued income taxes	—	2,308
Accrued expenses:
Payroll-related	2,705	2,954
Other	2,798	2,366

Total current liabilities	38,788	31,349

Long-Term Debt	5,439	3,903

Stockholders’ Investment:
Preferred stock, $.01 par value 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value, 12,000,000 shares authorized, 10,053,831 shares issued and outstanding at August 3, 2002 and 9,927,317 shares issued and outstanding at February 2, 2002	101	99
Paid-in capital	59,839	57,739
Retained earnings	29,103	22,225

Total stockholders’ investment	89,043	80,063

Total Liabilities and Stockholders’ Investment	$133,270	$115,315

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Share and Per Share Amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net sales	$65,919	$55,633	$136,709	$115,978
Cost of goods sold including warehouse, distribution and store occupancy costs	45,816	39,027	94,609	80,908

Gross profit	20,103	16,606	42,100	35,070
Store operating, selling, and administrative expenses	14,116	11,681	27,737	23,118
Depreciation and amortization	1,710	1,444	3,381	2,826

Operating income	4,277	3,481	10,982	9,126
Interest expense, net	86	195	150	347

Income before provision for income taxes	4,191	3,286	10,832	8,779
Provision for income taxes	1,530	1,240	3,954	3,314

Net income	$2,661	$2,046	$6,878	$5,465

Basic earnings per common share	$0.26	$0.21	$0.69	$0.55

Diluted earnings per common share	$0.26	$0.20	$0.67	$0.54

Weighted average shares outstanding:
Basic	10,048,490	9,876,818	10,006,400	9,849,579

Diluted	10,264,334	10,149,930	10,240,535	10,099,724

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)

	Twenty-Six Weeks Ended
	August 3, 2002	August 4, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,878	$5,465

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,381	2,826
Deferred income taxes	(26)	(26)
Loss on disposal of assets	92	44
Change in operating assets and liabilities	(8,718)	(6,310)

Total adjustments	(5,271)	(3,466)

Net cash provided by operating activities	1,607	1,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,997)	(3,745)
Proceeds from sale of property and equipment	11	14

Net cash used in investing activities	(2,986)	(3,731)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving loan activity, net	1,536	2,296
Proceeds from options exercised and purchase of shares under employee stock purchase plan	1,509	1,223

Net cash provided by financing activities	3,045	3,519

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,666	1,787

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,972	1,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,638	$3,671

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$112	$310

Income taxes, net of refunds	$6,777	$5,561

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation & Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2002. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of August 3, 2002 and August 4, 2001, and the results of its operations and cash flows for the periods presented.

The Company has experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Interest

Interest expense for the thirteen weeks ended August 3, 2002 and August 4, 2001 was $86,480 and $195,481, respectively, shown net of interest income of $234 and $251, respectively. Interest expense for the twenty-six weeks ended August 3, 2002 and August 4, 2001 was $152,105 and $347,241, respectively, shown net of interest income of $1,762 and $467, respectively.

Advertising

Hibbett participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse Hibbett for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned. Hibbett’s gross advertising costs for the thirteen weeks ended August 3, 2002 and August 4, 2001 were $544,769 and $483,631, respectively. The Company’s gross advertising costs for the twenty-six weeks ended August 3, 2002 and August 4, 2001 were $1,479,101 and $1,294,234, respectively.

Reportable Segments

Hibbett is an operator of full-line sporting good stores in small to mid-sized markets predominately in the southeastern United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customers and methods of distribution, the operations of Hibbett constitute only one reportable segment.

Customers

No customer accounted for more than 5% of the Company’s sales during the thirteen and twenty-six week periods ended August 3, 2002 or August 4, 2001.

Store Closing Costs

Hibbett considers individual store closings to be a normal part of operations and expenses all related costs at the time of closing.

Revenue Recognition

During the fourth quarter of fiscal 2002, Hibbett changed its policy from recognizing merchandise revenues at the time of sale to recognizing merchandise revenues at the time the customer takes possession of the merchandise. All merchandise sales occur on-site in the Company’s retail stores, and the customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on lay away. The customer may make further payments in installments, but the entire purchase price for merchandise placed on lay away must be received by Hibbett within 30 days. The customer takes possession of merchandise placed on lay away upon full payment.

Hibbett records the down payment and any installments as deferred revenue until the customer pays the entire purchase price for the merchandise and takes possession of such merchandise, at which time Hibbett recognizes revenue and eliminates the applicable deferred revenue balance. Previously, Hibbett recorded the purchase price for merchandise placed on lay away as revenue, recorded the initial down payment as cash and recorded an account receivable for the amount the customer still owed for the purchase price of the merchandise. Because all merchandise placed on lay away must be paid in full and delivered to the customer within 30 days of the sale, the change in accounting policy with respect to recognizing revenue at the time the customer takes possession of the merchandise only defers the recognition of revenue for merchandise that is placed on lay away within 30 days of the end of a fiscal quarter which is not paid in full and delivered prior to the end of such fiscal quarter. This change in accounting policy has had an immaterial impact on a quarterly basis on Hibbett’s revenues, gross profit, net income and earnings per share.

The cost of coupon sales incentives are recognized at the time the related revenue is recognized by Hibbett. Proceeds received from the issuance of gift certificates are initially deferred, and such proceeds are subsequently recognized as revenue at the time the customer redeems such gift certificates and takes possession of the merchandise.

Reclassifications

Certain prior year numbers have been reclassified to conform to current year presentation.

2.    Properties

Hibbett currently leases all of its existing 347 store locations and expects that its policy of leasing rather than owning will continue as the Company continues to expand. The Company’s leases typically provide for terms of five to seven years with options on the part of Hibbett to extend. Most leases also contain a three year early termination option if projected sales levels are not met. Hibbett believes that this lease strategy enhances its flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. The Company’s ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

As current leases expire, Hibbett believes that it will be able either to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area. For the most part, the Company has not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. However, in the quarter just completed, the Company did experience a temporary slow down in available space, which moved some stores previously planned for opening in fiscal 2003 to fiscal 2004. Based on the Company’s belief that it maintains good relations with its landlords, that most of Hibbett’s leases are at market rents and that generally it has been able to secure leases for suitable locations, the Company believes that its lease strategy will not be detrimental to its business, financial condition, or results of operations.

The Company’s offices and its distribution center are leased under an operating lease expiring in 2014. Hibbett Sporting Goods, Inc. owns its Team division’s warehousing and distribution center located in Birmingham, Alabama.

Store Locations

We operate 347 stores in 20 contiguous states. Of these stores, 128 are located in malls and 219 are located in strip shopping centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. The following table shows the locations in which we operated stores as of August 3, 2002:

ALABAMA–50	Harrison	Rome	Henderson	New Albany	Enid	Ripley
Adamsville	Hot Springs	Snellville	Hopkinsville	Ocean Springs	Mcalester	Springfield
Athens	Jonesboro	St. Marys	Madisonville	Oxford	Muskogee	Tullahoma
Auburn	Magnolia	Statesboro (2)	Mayfield	Pascagoula	Okmulgee	Union City
Bay Minnette	Paragould	Thomaston	Morehead	Pearl	Owasso	Winchester
Bessemer	Pine Bluff	Thomasville	Murray	Richland	Ponca City	TEXAS–9
Brewton	Rogers	Tifton	Owensboro	Senatobia	Stillwater	Athens
Birmingham (2)	Russellville	Toccoa	Paducah	Southhaven	Woodward	Cleburne
Calera	Searcy	Valdosta (3)	Richmond	Starkville	Yukon	Early
Clanton	Van Buren	Vidalia	Somerset	Tupelo	S. CAROLINA–20	Greenville
Cullman	FLORIDA–14	Villa Rica	South Williamson	Vicksburg	Aiken	Longview
Daphne	Chiefland	Waycross	Winchester	N. CAROLINA–32	Anderson	Lufkin
Decatur	Destin	IOWA–1	LOUISIANA–10	Albemarle	Camden	Palestine
Dothan	Ft. Walton Beach	West Burlington	Bastrop	Asheboro	Chester	Paris
Enterprise	Gainsviille	ILLINOIS–8	Crowley	Boone	Columbia	West Orange
Eufaula	Gulf Breeze	Carbondale	Deridder	Clinton	Greenville	VIRGINIA–11
Fairfield (2)	Lake City	Centralia	Hammond	Dunn	Greenwood	Bristol
Florence (3)	Lake Wales	Charleston	Monroe	Elizabeth City	Hartsville	Christianburg
Ft. Payne	Leesburg	Danville	Natchitoches	Elkin	James Island	Covington
Gadsden	Live Oak	Galesburg	New Iberia	Forest City	Lancaster	Franklin
Gardendale	Okeechobee	Harrisburg	Ruston	Greenville	Laurens	Galax
Guntersville	Palatka	Mt. Vernon	Thibodaux	Hendersonville (2)	Lexington	Martinsville
Hartselle	Panama City	Quincy	Winnsboro	Kinston	Marion	Norton
Hoover	Santa Rosa	INDIANA–10	MISSOURI–11	Lexington	Murrells Inlet	Petersburg
Huntsville (2)	Sebring	Bedford	Hannibal	Lincolnton	Myrtle Beach	South Boston
Jasper	GEORGIA–45	Columbus	Jefferson City	Lumberton	Newberry	Staunton
Leeds	Albany	Corydon	Kennett	Monroe (2)	Orangeburg	Wythville
Madison	Americus	Crawfordsville	Kirksville	Morehead City	Rockhill	WEST VIRGINIA–	2
Montgomery (2)	Athens (2)	Greencastle	Moberly	Morganton	Seneca	Beckley
Muscle Shoals	Bainbridge	Greensburg	Poplar Bluff	New Bern	York	Morgantown
Northport	Brunswick	Jasper	Rolla	Reidsville	TENNESSEE–30
Oneonta	Canton	Madison	Sedalia	Roanoke Rapids	Athens
Oxford	Carrollton	Princeton	Sikeston	Rockingham	Chattanooga
Pelham	Cedartown	Seymour	St. Roberts	Salisbury	Cleveland
Phenix City	Centerville	KANSAS–6	Warrensburg	Sanford	Columbia
Prattville	Columbus (3)	Coffeyville	MISSISSIPPI–28	Shelby (2)	Cookeville (2)
Scottsboro	Cordele	Dodge City	Batesville	Southern Pines	Crossville
Selma	Cornelia	Emporia	Clarksdale	Statesville	Dickson
Talladega	Covington	Hays	Clinton	Washington	Dyersburg (2)
Tillmans Corner	Dalton	Manhattan	Columbia	Whiteville	Fayetteville
Troy	Douglasville	Pittsburg	Columbus (2)	Wilson	Greeneville
Trussville	Ft. Olgethrope	KENTUCKY–23	Corinth	OHIO–3	Jackson (3)
Tuscaloosa (3)	Gainesville	Ashland	Flowood	Heath	Kimball
ARKANSAS–19	Hinesville	Bowling Green	Greenville	Mt. Vernon	Kingsport
Arkadelphia	Hiram	Campbellsville	Grenada	New Boston	Lebanon
Batesville	Jessup	Corbin	Hattiesburg	OKLAHOMA–15	Martin
Benton	La Grange	Danville	Jackson	Ada	Maryville
Blytheville	Macon	Elizabethtown (2)	Laurel	Altus	McMinnville
Cabot	McDonough	Frankfort	Magee	Ardmore	Morristown
Conway (2)	Milledgeville (2)	Georgetown	McComb	Bartlesville	Murfreesboro
El Dorado	Moultrie	Glasgow	Meridian	Chickasha	Nashville
Forrest City	Newnan	Hazard	Natchez	Duncan	Paris

3.    Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Diluted EPS has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each respective period.

A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	Thirteen Week Periods Ended		Twenty-Six Week Periods Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Weighted average shares outstanding
Basic	10,048,490	9,876,818	10,006,400	9,849,579
Dilutive effect of stock options	215,844	273,112	234,135	250,145

Diluted	10,264,334	10,149,930	10,240,535	10,099,724

For the thirteen week periods ended August 3, 2002 and August 4, 2001, 7,500 and 11,250 anti-dilutive options, respectively, were excluded from the computation. For the twenty-six week periods ended August 3, 2002 and August 4, 2001, 7,500 and 11,250 anti-dilutive options, respectively, were excluded from the computation.

4.    Stockholders’ Investment

The Company offers participation in stock option plans to certain employees and individuals. Awards typically vest and become exercisable in incremental installments over a period of five years and expire on the tenth anniversary of the date of grant. For the twenty-six weeks ended August 3, 2002, 123,441 shares were issued upon exercise of options resulting in an increase in Stockholders’ Investment of $1,438,000 and an increase in Paid in Capital of $608,000 attributable to the tax benefit received from the exercise of these shares. For the twenty-six weeks ended August 3, 2002, 3,073 shares were purchased under the Employee Stock Purchase Plan resulting in an increase in Stockholders’ Investment of $56,000.

5.    Contingencies

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of the Company.

6.    Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 141, business combinations initiated after June 30, 2001, must be accounted for under the “purchase” method, under which the identifiable assets and liabilities of the acquired business are recorded at their respective fair market values with the residual amount being recorded as goodwill. Under SFAS 142, goodwill and identifiable intangible assets will no longer be amortized over a maximum period of forty years. Goodwill will not be amortized but will instead be tested for impairment annually or upon the occurrence of certain “triggering events.” Identifiable intangible assets will be amortized over their expected useful lives; those with indefinite expected useful lives will not be amortized. Identifiable intangible assets will continue to be tested for impairment under previously existing accounting standards.

Additionally, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during 2001. SFAS No. 143 relates to obligations which generally are incurred in connection with the ownership of real property. Because we currently lease the substantial majority of our real property, we do not believe that the provisions of SFAS No. 143 will have a material impact.

SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.

SFAS No. 144 also amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

We adopted SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 on February 3, 2002. The adoption of these standards had no material impact on our financial condition, results of operations or cash flows.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which rescinds SFAS 4, “Reporting Gains and Losses from Extinguishments of Debt,” SFAS 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” These rescissions eliminate the requirement to report gains and losses from the extinguishments of debt as an extraordinary item, net of related income tax, and are effective for fiscal years beginning on or after May 15, 2002. This Statement also amends SFAS 13, “Accounting of Leases,” and requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback. This amendment is effective for transactions occurring after May 15, 2002. Finally, this Statement amends several pronouncements to make technical corrections to existing authoritative pronouncements. The Company does not expect this Statement to have a material impact on the Condensed Consolidated Financial Statements.

In July 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities initiated after December 31, 2002. The Company does not expect this to have a material impact on the Condensed Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Hibbett Sporting Goods, Inc. (“we” or “Hibbett” or the “Company”) is a rapidly-growing operator of full-line athletic sporting goods stores in small to mid-sized markets predominantly in the southeast, mid-Atlantic and midwest. The Company’s stores offer a broad assortment of quality athletic equipment, footwear and apparel at competitive prices with superior customer service. Hibbett’s merchandise assortment features a broad selection of brand name merchandise emphasizing team and individual sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. The Company’s management team believes that their stores are among the primary retail distribution avenue for brand name vendors that seek to penetrate their target markets.

As of August 3, 2002, we operated 327 Hibbett Sports stores as well as sixteen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 20 states. The Company’s primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000 square foot store located in enclosed malls or in strip shopping centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. We target markets with county populations that range from 30,000 to 100,000. By targeting smaller markets, we believe that we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

Hibbett operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett has been incorporated under the laws of the State of Delaware since October 6, 1996.

Results of Operations

The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Week		Twenty-Six Week
	Period Ended		Period Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse, distribution and store occupancy costs	69.5	70.1	69.2	69.8

Gross profit	30.5	29.9	30.8	30.2
Store operating, selling, and administrative Expenses	21.4	21.0	20.3	19.9
Depreciation and amortization	2.6	2.6	2.5	2.4

Operating income	6.5	6.3	8.0	7.9
Interest expense, net	0.1	0.4	0.1	0.3

Income before provision for income taxes	6.4	5.9	7.9	7.6
Provision for income taxes	2.3	2.2	2.9	2.9

Net income	4.1%	3.7%	5.0%	4.7%

Thirteen Weeks Ended August 3, 2002 Compared to Thirteen Weeks Ended August 4, 2001

Net sales.    Net sales increased $10.3 million, or 18.5%, to $65.9 million for the thirteen weeks ended August 3, 2002, from $55.6 million for the comparable period in the prior year. This increase is attributed to the opening of forty-seven Hibbett Sports stores, net of store closings, in the 52 week period ended August 3, 2002, and a 4.1% increase in comparable store net sales for the thirteen week period ended August 3, 2002. The increase in comparable store net sales was primarily due to increased sales in apparel and footwear. Apparel sales, mainly pro-licensed products and active wear, were driven by products such as NBA and MLB jerseys and mesh shorts and sleeveless t-shirts worn for basketball, cheerleading and fitness activities. Footwear sales were driven by basketball, New Balance running shoes and the retro-classic look. Equipment sales were down from last year’s numbers and continue to be affected by the lack of high-volume fitness items. New stores and stores not in the comparable store net sales calculation accounted for $8.2 million of the increase in net sales, and increases in comparable store net sales contributed $2.1 million. Comparable store net sales data for the period reflect sales for our traditional format Hibbett Sports stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended August 3, 2002, we opened ten Hibbett Sports stores and closed one.

Gross profit.    Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $20.1 million, or 30.5% of net sales, in the thirteen weeks ended August 3, 2002, as compared to $16.6 million, or 29.9% of net sales, in the same period of the prior fiscal year. The improved gross margin is primarily attributed to a reduction in freight expense of $122,000, a difference as a percent of net sales this year compared to the same period last year of 32 basis points, and the leveraging of occupancy related costs, a difference as a percent of net sales this period compared to the same period last year of 28 basis points. The reduction in freight expense is a result of an increase in direct container shipments, an increase in backhauls and an increased percentage of full trailer loads. Hibbett also made improvements in gross margin as a result of increased vendor incentives and discounts and the leveraging of its warehouse expenses.

Store operating, selling and administrative expenses.    Store operating, selling and administrative expenses were $14.1 million, or 21.4% of net sales, for the thirteen weeks ended August 3, 2002, as compared to $11.7 million, or 21.0% of net sales, for the comparable period a year ago. The increase in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended August 3, 2002, is attributed to an increase in property and casualty insurance costs and inventory counting expenses associated with the implementation of the warehouse system. Property and casualty insurance costs increased $274,000, a difference as a percent of net sales this year compared to the same period last year of 38 basis points. The cost to inventory the stores after implementing the new warehouse system accounted for a $120,000 increase, a difference as a percent of net sales this period compared to the same period last year of 13 basis points. The increase in these expenses was slightly offset by a $56,000 reduction in new store costs, a difference as a percent of net sales this period compared to the same period last year of 13 basis points, which is a result of opening six fewer stores this quarter compared to second quarter last year.

Depreciation and amortization.    Depreciation and amortization as a percentage of net sales remained constant year over year at 2.6% for the thirteen weeks ended August 3, 2002 and the thirteen weeks ended August 4, 2001.

Interest expense.    Net interest expense for the thirteen weeks ended August 3, 2002, was $86,000 compared to $195,000 in the prior year period. The decrease is attributable to lower borrowing rates and lower levels of borrowing under the Company’s credit facilities.

Twenty-Six Weeks Ended August 3, 2002 Compared to Twenty-Six Weeks Ended August 4, 2001

Net sales.    Net sales increased $20.7 million, or 17.9%, to $136.7 million for the twenty-six weeks ended August 3, 2002, from $116.0 million for the comparable period in the prior year. This increase is attributed to the opening of forty-seven Hibbett Sports stores, net of store closings, in the 52 week period ended August 3, 2002, and a 4.1% increase in comparable store net sales for the twenty-six week period ended August 3, 2002. The increase in comparable store net sales year over year was primarily due to increased footwear and apparel sales as discussed above. New stores and stores not in the comparable store net sales calculation accounted for $16.4 million of the increase in net sales, and increase in comparable store net sales contributed $4.3 million. Comparable store net sales data for the period reflect sales for our traditional format Hibbett Sports stores open throughout the period and the corresponding period of the prior fiscal year. During the twenty-six weeks ended August 3, 2002, we opened nineteen Hibbett Sports stores and closed one.

Gross profit.    Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $42.1 million, or 30.8% of net sales, in the twenty-six weeks ended August 3, 2002, as compared to $35.1 million, or 30.2% of net sales, in the same period of the prior fiscal year.

The improved gross margin is primarily attributed to a reduction in freight expense of $338,000, a difference as a percent of net sales this year compared to last year of 39 basis points, and the leveraging of occupancy related costs, a difference as a percent of net sales this year compared to last year of 27 basis points. The reduction in freight expense is a result of an increase in direct container shipments, an increase in backhauls and an increased percentage of full trailer loads. Hibbett also made improvements in gross margin as a result of increased vendor incentives and discounts and the leveraging of its warehouse expenses.

Store operating, selling and administrative expenses.    Store operating, selling and administrative expenses were $27.7 million, or 20.3% of net sales, for the twenty-six weeks ended August 3, 2002, as compared to $23.1 million, or 19.9% of net sales, for the comparable period a year ago. The increase in store operating, selling and administrative expenses as a percentage of net sales in the twenty-six weeks ended August 3, 2002, is attributed to an increase in property and casualty insurance costs and the cost incurred during the second quarter related to the implementation of the warehouse system. Property and casualty insurance costs increased $439,000, a difference as a percent of net sales this year compared to last year of 29 basis points. The cost to inventory the stores after implementing the new warehouse system accounted for a $120,000 increase, a difference as a percent of net sales this year compared to last year of 13 basis points.

Depreciation and amortization.    Depreciation and amortization as a percentage of net sales was 2.5% in the twenty-six weeks ended August 3, 2002, compared to 2.4% in the twenty-six weeks ended August 4, 2001. The increase as a percent to sales is primarily attributed to a $155,000, or 64%, increase in depreciation, which stems from an increase in shorter-lived assets, such as Point of Sale software.

Interest expense.    Net interest expense for the twenty-six weeks ended August 3, 2002, was $150,000 compared to $347,000 in the prior year period. The decrease is attributable to lower borrowing rates and lower levels of borrowing under the Company’s credit facilities.

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

Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. Inventory levels increased during the twenty-six weeks ended August 3, 2002 as the number of stores increased. However, inventory levels on a per store basis have decreased. We financed this increase in total inventory primarily through cash generated from operations. Accordingly, net cash provided by operating activities was $1.6 million for the twenty-six week period ended August 3, 2002 as compared to net cash provided by operating activities of $2.0 million for the twenty-six week period ended August 4, 2001.

With respect to cash flows used in investing activities, capital expenditures were $3.0 million in the twenty-six week period ended August 3, 2002 compared to $3.7 million for the comparable period in the prior year. Capital expenditures in the twenty-six weeks ended August 3, 2002 were primarily related to the opening of nineteen new stores, the refurbishing of existing stores and various corporate additions, including automobiles and warehouse equipment.

Net cash provided by financing activities was $3.0 million in the twenty-six week period ended August 3, 2002 compared with $3.5 million provided by financing activities in the prior year period. Financing activities primarily relate to borrowings under our credit facilities and proceeds from stock options exercised.

The Company estimates capital expenditures in fiscal 2003 to be approximately $7.5 million, which includes resources budgeted to (i) fund the opening of approximately 50-55 Hibbett Sports stores, net of store closings, (ii) remodel selected existing stores and (iii) fund corporate headquarters and distribution center related capital expenditures.

Hibbett maintains an unsecured revolving credit facility, which will expire November 5, 2003 and allows borrowings up to $35.0 million. We also maintain an unsecured working capital line of credit for $7.0 million, which is subject to annual renewal each November. As of August 3, 2002, the Company had $5.4 million outstanding under these facilities, $3.0 million under the revolving credit facility and $2.4 million under the working capital facility, as compared to $12.0 million outstanding under these facilities, $10.0 under the revolving credit facility and $2.0 million under the working capital facility, on August 4, 2001. Based on our current operating and store opening plans, management believes that we can fund our cash needs for the foreseeable future through borrowings under the revolving credit facility, the working capital facility and cash generated from operations.

Quarterly Fluctuations

The Company has historically experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. The Company’s net sales and operating income are typically higher in the fourth quarter due to sales increases during the holiday selling season. However, the seasonal fluctuations are reduced to some extent by the strong product demand in the spring, summer and back-to-school sales periods. The Company’s quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, merchandise mix, the relative proportion of stores represented by each of the Company’s three store concepts and demand for apparel and accessories driven by local interest in sporting events.

Special Note Regarding Forward Looking Statements

The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company’s expectations, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those described or implied in such forward-looking statements because of, among other factors, the ability of the Company to execute its expansion plans, a shift in demand for the merchandise offered by the Company, the Company’s ability to obtain brand name merchandise at competitive prices, the effect of regional or national economic conditions, the effect of competitive pressures from other retailers and the ability to attract and retain qualified personnel. In addition, the reader should consider the risk factors described from time to time in the Company’s other documents and reports, including the factors described under “Risk Factors” in the Company’s Registration Statement on Form S-3, filed with the Securities and Exchange Commission on May 3, 2002, and any amendments thereto.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on its revolving credit facility and working capital facility, each of which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates. The average amount of borrowings outstanding under these agreements during the thirteen week period ended August 3, 2002, was $7,958,368, the maximum amount outstanding was $11,823,019 and the weighted average interest rate was 0.86%. The average amount of borrowings outstanding under these agreements during the twenty-six week period ended August 3, 2002, was $6,431,089, the maximum amount outstanding was $11,823,019 and the weighted average interest rate was 1.82%. A 10% increase or decrease in market interest rates would not have a material impact on the Company’s financial condition, results of operations or cash flows.

PART II OTHER INFORMATION

ITEM 1:    Legal Proceedings

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of the Company.

ITEM 2:    Changes in Securities and Use of Proceeds

None

ITEM 3:    Defaults Upon Senior Securities

None

ITEM 4:    Submission of Matters to Vote of Security-Holders

None

ITEM 5:    Other Information

None

ITEM 6:    Exhibits and Reports on Form 8-K

(A)    Exhibits

None

(B)    Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the Commission dated May 15, 2002, to report, under Item 4, changes to the registrant’s certifying accountant, and filed an amendment of this filing on Form 8-K/A with the Commission on June 26, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

HIBBETT SPORTING GOODS, INC.

Date: September 17, 2002	By:	/S/ GARY A. SMITH
Gary A. Smith Vice President & Chief Financial Officer

CERTIFICATIONS

I, Michael J. Newsome, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Hibbett Sporting Goods, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    September 17, 2002

/s/ MICHAEL J. NEWSOME
Michael J. Newsome Chief Executive Officer

I, Gary A. Smith, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Hibbett Sporting Goods, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    September 17, 2002

/s/ GARY A. SMITH
Gary A. Smith Chief Financial Officer