Form 10-Q
period 2002-11-02
HIBBETT SPORTING GOODS INC
filed 2002-12-13
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: November 2, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transaction period from to

Commission File Number 000-20969

HIBBETT SPORTING GOODS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	63-1074067
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

451 Industrial Lane, Birmingham, Alabama	35211
(Address of principal executive offices)	(Zip code)

(205) 942-4292
(Registrant’s telephone number including area code)

NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of December 09, 2002 were 10,060,964 shares.

HIBBETT SPORTING GOODS, INC.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

	November 2, 2002	February 2, 2002
Assets
Current Assets:
Cash and cash equivalents	$288	$1,972
Accounts receivable, net	2,956	2,352
Inventories	99,917	81,082
Prepaid expenses and other	2,941	902
Refundable income tax	94	—
Deferred income taxes	1,335	1,375

Total current assets	107,531	87,683

Property and equipment, net	25,724	26,471

Noncurrent Assets:
Deferred income taxes	1,019	945
Other, net	186	216

Total noncurrent assets	1,205	1,161

Total Assets	$134,460	$115,315

Liabilities and Stockholders’ Investment
Current Liabilities:
Accounts payable	$32,788	$23,721
Accrued income taxes	831	2,308
Accrued expenses:
Payroll-related	3,340	2,954
Other	2,976	2,366

Total current liabilities	39,935	31,349

Long-Term Debt	2,126	3,903

Stockholders’ Investment:
Preferred stock, $.01 par value 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.01 par value, 12,000,000 shares authorized, 10,059,644 shares issued and outstanding at November 2, 2002 and 9,927,317 shares issued and outstanding at February 2, 2002	101	99
Paid-in capital	59,937	57,739
Retained earnings	32,361	22,225

Total stockholders’ investment	92,399	80,063

Total Liabilities and Stockholders’ Investment	$134,460	$115,315

See notes to condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Per Share Amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales	$67,004	$57,737	$203,714	$173,715
Cost of goods sold, including warehouse, distribution and store occupancy costs	46,404	40,127	141,014	121,036

Gross profit	20,600	17,610	62,700	52,679
Store operating, selling, and administrative expenses	13,715	11,973	41,452	35,090
Depreciation and amortization	1,733	1,499	5,113	4,325

Operating income	5,152	4,138	16,135	13,264
Interest expense	21	137	172	484

Income before provision for income taxes	5,131	4,001	15,963	12,780
Provision for income taxes	1,873	1,478	5,827	4,792

Net income	$3,258	$2,523	$10,136	$7,988

Basic earnings per common share	$0.32	$0.26	$1.01	$0.81

Diluted earnings per common share	$0.32	$0.25	$0.99	$0.79

Weighted average shares outstanding:
Basic	10,056,330	9,884,585	10,023,043	9,861,551

Diluted	10,204,946	10,047,275	10,224,709	10,073,402

See notes to condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars In Thousands)

	Thirty-Nine Weeks Ended
	November 2, 2002	November 3, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,136	$7,988

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,113	4,325
Deferred income taxes	(34)	(39)
Loss on disposal of assets	14	64
Change in assets and liabilities	(12,384)	(13,024)

Total adjustments	(7,291)	(8,674)

Net cash provided by (used in) operating activities	2,845	(686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,463)	(5,646)
Proceeds from sale of property	117	20

Net cash (used in) investing activities	(4,346)	(5,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Revolving loan activity, net	(1,777)	4,248
Proceeds from options exercised and purchase of shares under employee stock purchase plan	1,594	976

Net cash provided by (used in) financing activities	(183)	5,224

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,684)	(1,088)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,972	1,884

CASH AND CASH EQUIVALENTS, END OF PERIOD	$288	$796

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$143	$431

Income taxes, net of refunds	$6,776	$5,606

See notes to condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation & Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2002. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position as of November 2, 2002 and November 3, 2001, and the results of its operations and cash flows for the periods presented.

The Company has experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Interest

Interest expense for the thirteen weeks ended November 2, 2002 and November 3, 2001 was $40,572 and $137,892, respectively, shown net of interest income of $19,035 and $923, respectively. Interest expense for the thirty-nine weeks ended November 2, 2002 and November 3, 2001 was $192,677 and $485,132, respectively, shown net of interest income of $20,797 and $1,391, respectively.

Advertising

Hibbett participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse Hibbett for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned. Hibbett’s gross advertising costs for the thirteen weeks ended November 2, 2002 and November 3, 2001 were $504,535 and $491,692, respectively. The Company’s gross advertising costs for the thirty-nine weeks ended November 2, 2002 and November 3, 2001 were $1,983,636 and $1,785,926, respectively.

Reportable Segments

Hibbett is an operator of full-line sporting good stores in small to mid-sized markets predominately in the southeastern United States. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customers and methods of distribution, the operations of Hibbett constitute only one reportable segment.

Customers

No customer accounted for more than 5% of the Company’s sales during the thirteen and thirty-nine week periods ended November 2, 2002 or November 3, 2001.

Store Closing Costs

Hibbett considers individual store closings to be a normal part of operations and expenses all related costs at the time of closing.

Revenue Recognition

During the fourth quarter of fiscal 2002, Hibbett changed its layaway policy from recognizing merchandise revenues at the time of sale to recognizing merchandise revenues at the time the customer takes possession of the merchandise. All merchandise sales occur on-site in the Company’s retail stores, and the customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on lay away. The customer may make further payments in installments, but the entire purchase price for merchandise placed on lay away must be received by Hibbett within 30 days. The customer takes possession of merchandise placed on lay away upon full payment.

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

The cost of coupon sales incentives are recognized at the time the related revenue is recognized by Hibbett. Proceeds received from the issuance of gift certificates are initially recorded as deferred revenue, and such proceeds are subsequently recognized as revenue at the time the customer redeems such gift certificates and takes possession of the merchandise.

Reclassifications

Certain prior year numbers have been reclassified to conform to current year presentation.

2.  Properties

Hibbett currently leases all of its existing 356 store locations and expects that its policy of leasing rather than owning will continue as the Company continues to expand. The Company’s leases typically provide for terms of five to seven years with options on the part of Hibbett to extend. Most leases also contain a three-year early termination option if projected sales levels are not met. Hibbett believes that this lease strategy enhances its flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. The Company’s ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

As current leases expire, Hibbett believes that it will be able either to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area. For the most part, the Company has not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. However, in the second quarter of fiscal 2003, the Company did experience a temporary slow down in available space, which moved some stores previously planned for opening in fiscal 2003 to fiscal 2004. Based on the Company’s belief that it maintains good relations with its landlords, that most of Hibbett’s leases are at market rents and that generally it has been able to secure leases for suitable locations, the Company believes that its lease strategy will not be detrimental to its business, financial condition, or results of operations.

The Company’s offices and its distribution center are leased under an operating lease expiring in 2014. Hibbett Sporting Goods, Inc. owns its Team division’s warehousing and distribution center located in Birmingham, Alabama.

Store Locations

We operate 356 stores in 20 contiguous states. Of these stores, 131 are located in malls and 225 are located in strip shopping centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. The following table shows the locations in which we operated stores as of November 2, 2002:

ALABAMA - 52	Forrest City	Rome	Henderson	Ocean Springs	Mcalester	Paris
Adamsville	Harrison	Snellville	Hopkinsville	Oxford	Muskogee	Ripley
Athens	Hot Springs	St. Marys	Madisonville	Pascagoula	Miami	Springfield
Auburn	Jonesboro	Statesboro (2)	Mayfield	Pearl	Okmulgee	Tullahoma
Bay Minnette	Magnolia	Thomaston	Morehead	Richland	Owasso	Union City
Bessemer	Paragould	Thomasville	Murray	Senatobia	Ponca City	Winchester
Brewton	Pine Bluff	Thomson	Owensboro	Southhaven	Stillwater	TEXAS - 9
Birmingham (2)	Rogers	Tifton	Paducah	Starkville	Woodward	Cleburne
Calera	Russellville	Toccoa	Richmond	Tupelo	Yukon	College Station
Clanton	Searcy	Valdosta (3)	Somerset	Vicksburg	S. CAROLINA - 20	Early
Cullman	Van Buren	Vidalia	South Williamson	N. CAROLINA - 33	Aiken	Greenville
Daphne	FLORIDA - 14	Villa Rica	Winchester	Albemarle	Anderson	Longview
Decatur	Chiefland	Waycross	LOUISIANA - 10	Asheboro	Camden	Lufkin
Dothan	Destin	IOWA - 1	Bastrop	Boone	Chester	Palestine
Enterprise	Ft. Walton Beach	West Burlington	Crowley	Clinton	Columbia	Paris
Eufaula	Gainsville	ILLINOIS - 8	Deridder	Dunn	Greenville	West Orange
Fairfield (2)	Gulf Breeze	Carbondale	Hammond	Elizabeth City	Greenwood	VIRGINIA - 12
Florence (3)	Lake City	Centralia	Monroe	Elkin	Hartsville	Bristol
Ft. Payne	Lake Wales	Charleston	Natchitoches	Forest City	James Island	Cedar Bluff
Gadsden	Leesburg	Danville	New Iberia	Greenville	Lancaster	Christianburg
Gardendale	Live Oak	Galesburg	Ruston	Hendersonville (2)	Laurens	Covington
Guntersville	Okeechobee	Harrisburg	Thibodaux	Kinston	Lexington	Franklin
Hartselle	Palatka	Mt. Vernon	Winnsboro	Lexington	Marion	Galax
Hoover	Panama City	Quincy	MISSOURI - 11	Lincolnton	Murrells Inlet	Martinsville
Huntsville (2)	Santa Rosa	INDIANA - 10	Hannibal	Lumberton	Myrtle Beach	Norton
Jacksonville	Sebring	Bedford	Jefferson City	Monroe (2)	Newberry	Petersburg
Jasper	GEORGIA - 47	Columbus	Kennett	Morehead City	Orangeburg	South Boston
Leeds	Albany	Corydon	Kirksville	Morganton	Rockhill	Staunton
Madison	Americus	Crawfordsville	Moberly	New Bern	Seneca	Wythville
Montgomery (2)	Athens (2)	Greencastle	Poplar Bluff	Reidsville	York	WEST VIRGINIA - 2
Muscle Shoals	Bainbridge	Greensburg	Rolla	Roanoke Rapids	TENNESSEE - 32	Beckley
Northport	Brunswick	Jasper	Sedalia	Rockingham	Athens	Morgantown
Oneonta	Canton	Madison	Sikeston	Salisbury	Chattanooga
Oxford	Carrollton	Princeton	St. Roberts	Sanford	Cleveland
Parkway City	Cedartown	Seymour	Warrensburg	Shallotte	Columbia
Pelham	Centerville	KANSAS - 6	MISSISSIPPI - 28	Shelby (2)	Cookeville (2)
Phenix City	Columbus (3)	Coffeyville	Batesville	Southern Pines	Crossville
Prattville	Cordele	Dodge City	Clarksdale	Statesville	Dickson
Scottsboro	Cornelia	Emporia	Clinton	Washington	Dyersburg (2)
Selma	Covington	Hays	Columbia	Whiteville	Fayetteville
Talladega	Dalton	Manhattan	Columbus (2)	Wilson	Gallatin
Tillmans Corner	Douglasville	Pittsburg	Corinth	OHIO - 3	Greeneville
Troy	Ft. Olgethrope	KENTUCKY - 23	Flowood	Heath	Jackson (3)
Trussville	Gainesville	Ashland	Greenville	Mt. Vernon	Kimball
Tuscaloosa (3)	Hinesville	Bowling Green	Grenada	New Boston	Kingsport
ARKANSAS - 19	Hiram (2)	Campbellsville	Hattiesburg	OKLAHOMA - 16	Lebanon
Arkadelphia	Jessup	Corbin	Jackson	Ada	Lenoir City
Batesville	La Grange	Danville	Laurel	Altus	Martin
Benton	Macon	Elizabethtown (2)	Magee	Ardmore	Maryville
Blytheville	McDonough	Frankfort	McComb	Bartlesville	McMinnville
Cabot	Milledgeville (2)	Georgetown	Meridian	Chickasha	Morristown
Conway (2)	Moultrie	Glasgow	Natchez	Duncan	Murfreesboro
El Dorado	Newnan	Hazard	New Albany	Enid	Nashville

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

A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	Thirteen Week Periods Ended		Thirty-Nine Week Periods Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Weighted average shares outstanding
Basic	10,056,330	9,884,585	10,023,043	9,861,551
Dilutive effect of stock options	148,616	162,690	201,666	211,851

Diluted	10,204,946	10,047,275	10,224,709	10,073,402

For the thirteen week periods ended November 2, 2002 and November 3, 2001, 155,975 and 224,220 anti-dilutive options, respectively, were excluded from the computation. For the thirty-nine week periods ended November 2, 2002 and November 3, 2001, 18,750 and 128,400 anti-dilutive options, respectively, were excluded from the computation.

4.  Stockholders’ Investment

The Company offers participation in stock option plans to certain employees and individuals. Awards typically vest and become exercisable in incremental installments over a period of five years after the date of grant and expire on the tenth anniversary of the date of grant. For the thirty-nine weeks ended November 2, 2002, 127,351 shares were issued upon exercise of options resulting in an increase in Stockholders’ Investment of $1,486,000 and an increase in Paid in Capital of $622,000 attributable to the tax benefit received from the exercise of these shares. For the thirty-nine weeks ended November 2, 2002, 4,976 shares were purchased under the Employee Stock Purchase Plan resulting in an increase in Stockholders’ Investment of $90,000.

5.  Contingencies

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of the Company.

6.  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 141, business combinations initiated after June 30, 2001 must be accounted for under the “purchase” method, under which the identifiable assets and liabilities of the acquired business are recorded at their respective fair market values with the residual amount being recorded as goodwill. Under SFAS 142, goodwill and identifiable intangible assets will no longer be amortized over a maximum period of forty years. Goodwill will not be amortized but will instead be tested for impairment annually or upon the occurrence of certain “triggering events.” Identifiable intangible assets will be amortized over their expected useful lives; those with indefinite expected useful lives will not be amortized. Identifiable intangible assets will continue to be tested for impairment under previously existing accounting standards.

Additionally, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during 2001. SFAS No. 143 relates to obligations which generally are incurred in connection with the ownership of real property. Because we currently lease the substantial majority of our real property, we do not believe that the provisions of SFAS No. 143 will have a material impact on the Condensed Consolidated Financial Statements.

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

We adopted SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 on February 3, 2002. The adoption of these standards had no material impact on the Condensed Consolidated Financial Statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Hibbett Sporting Goods, Inc. (“we” or “Hibbett” or the “Company”) is a rapidly-growing operator of full-line athletic sporting goods stores in small to mid-sized markets predominantly in the southeast, mid-Atlantic and midwest. The Company’s stores offer a broad assortment of quality athletic equipment, footwear and apparel at competitive prices with a high level of customer service. Hibbett’s merchandise assortment features a broad selection of brand name merchandise emphasizing team and individual sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. The Company’s management team believes that its stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate their target markets.

As of November 2, 2002, we operated 336 Hibbett Sports stores, as well as sixteen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores, in 20 states. The Company’s primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000 square foot store located in enclosed malls or in strip shopping centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. We target markets with county populations that range from 30,000 to 100,000. By targeting smaller markets, we believe that we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

Hibbett operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett has been incorporated under the laws of the State of Delaware since October 6, 1996.

Results of Operations

The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse, distribution and store occupancy costs	69.3	69.5	69.2	69.7

Gross profit	30.7	30.5	30.8	30.3
Store operating, selling, and administrative
Expenses	20.4	20.7	20.4	20.2
Depreciation and amortization	2.6	2.6	2.5	2.5

Operating income	7.7	7.2	7.9	7.6
Interest expense, net	0.0	0.2	0.1	0.2

Income before provision for income taxes	7.7	7.0	7.8	7.4
Provision for income taxes	2.8	2.6	2.8	2.8

Net income	4.9%	4.4%	5.0%	4.6%

Thirteen Weeks Ended November 2, 2002 Compared to Thirteen Weeks Ended November 3, 2001

Net sales.    Net sales increased $9.3 million, or 16.1%, to $67.0 million for the thirteen weeks ended November 2, 2002, from $57.7 million for the comparable period in the prior year. This increase is attributed to the opening of forty-two Hibbett Sports stores, net of store closings, in the 52 week period ended November 2, 2002 and a 5.3% increase in comparable store net sales for the thirteen week period ended November 2, 2002. The increase in comparable store net sales was primarily due to increased sales in apparel and footwear. Apparel sales, mainly college and pro-licensed products and active wear, were driven by college long-sleeve t-shirts, hooded fleece wear, NBA and MLB jerseys, mesh shorts and sleeveless t-shirts. Basketball, New Balance running shoes, Kswiss athletic shoes and the retro-classic look drove footwear sales. Equipment sales were down from last year’s numbers and continue to be affected by the lack of high-volume fitness items. New stores and stores not in the comparable store net sales calculation accounted for $6.5 million of the increase in net sales, and increases in comparable store net sales contributed $2.8 million. Comparable store net sales data for the period reflect sales for our traditional format Hibbett Sports stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended November 2, 2002, we opened ten Hibbett Sports stores and closed one.

Gross profit.    Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $20.6 million, or 30.7% of net sales, in the thirteen weeks ended November 2, 2002, as compared to $17.6 million, or 30.5% of net sales, in the same period of the prior fiscal year. The improved gross margin is primarily attributed to a reduction in freight expense of $99,000 this period as compared to the same period last year, a decrease as a percent of net sales of 28 basis points, and a reduction of our warehouse and store occupancy costs as a percent of net sales of 23 basis points this period as compared to the same period last year. The reduction in freight expense is a result of an increase in direct container shipments, an increase in backhauls and an increased percentage of full trailer loads. The reduction in warehouse and store occupancy related costs as a percentage of net sales is a result of leveraging rent and common area maintenance expenses. These improvements were partially offset by an increase in retail reductions as a percentage of net sales of 32 basis points this period compared to the same period last year. This increase is a result of an increase in inventory shortages this period due to the fact that we inventoried all of our stores during the second quarter of this year and estimated inventories for the third quarter this year as opposed to performing an actual inventory and making corresponding adjustments in inventory for the same period last year.

Store operating, selling and administrative expenses.    Store operating, selling and administrative expenses were $13.7 million, or 20.5% of net sales, for the thirteen weeks ended November 2, 2002, as compared to $12.0 million, or 20.7% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended November 2, 2002, is attributed to the leveraging of advertising and new store costs. Advertising costs decreased as a percentage of net sales by 22 basis points this period compared to the same thirteen weeks last year due to increased vendor participation. New store costs decreased as a percentage of net sales by 29 basis points this period as compared to the same period last year as a result of opening five fewer stores this quarter compared to third quarter last year. These reductions were partially offset by an increase in property and casualty insurance of $238,000 this period as compared to the same period last year, an increase as a percentage of net sales of 33 basis points. This increase was due to increased premiums post September 11, 2001.

Depreciation and amortization.    Depreciation and amortization as a percentage of net sales remained constant year over year at 2.6% for the thirteen weeks ended November 2, 2002 and the thirteen weeks ended November 3, 2001.

Interest expense.    Net interest expense for the thirteen weeks ended November 2, 2002, was $21,000 compared to $137,000 in the prior year period. The decrease is attributable to lower borrowing rates and lower levels of borrowing under the Company’s credit facilities.

Thirty-Nine Weeks Ended November 2, 2002 Compared to Thirty-Nine Weeks Ended November 3, 2001

Net sales.    Net sales increased $30.0 million, or 17.3%, to $203.7 million for the thirty-nine weeks ended November 2, 2002, from $173.7 million for the comparable period in the prior year. This increase is attributed to the opening of forty-two Hibbett Sports stores, net of store closings, in the 52 week period ended November 2, 2002, and a 4.5% increase in comparable store net sales for the thirty-nine week period ended November 2, 2002. The increase in comparable store net sales year over year was primarily due to increased footwear and apparel sales as discussed above. New stores and stores not in the comparable store net sales calculation accounted for $23.3 million of the increase in net sales, and increases in comparable store net sales contributed $6.7 million. Comparable store net sales data for the period reflect sales for our traditional format Hibbett Sports stores open throughout the period and the corresponding period of the prior fiscal year. During the thirty-nine weeks ended November 2, 2002, we opened twenty-nine Hibbett Sports stores and closed two.

Gross profit.    Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $62.7 million, or 30.8% of net sales, in the thirty-nine weeks ended November 2, 2002, as compared to $52.7 million, or 30.3% of net sales, in the same period of the prior fiscal year. The improved gross margin is primarily attributed to a $437,000 reduction in freight expense, a difference as a percent of net sales this year compared to the same period last year of 35 basis points, and a reduction of store occupancy related costs as a percent of net sales of 24 basis points this year compared to the same period last year. The reduction in freight expense is a result of an increase in direct container shipments, an increase in backhauls and an increased percentage of full trailer loads. The decrease of store occupancy related costs as a percentage of net sales is primarily attributed to the positive leveraging of rent and common area maintenance expenses.

Store operating, selling and administrative expenses.    Store operating, selling and administrative expenses were $41.5 million, or 20.4% of net sales, for the thirty-nine weeks ended November 2, 2002, as compared to $35.1 million, or 20.2% of net sales, for the comparable period a year ago. The increase in store operating, selling and administrative expenses as a percentage of net sales in the thirty-nine weeks ended November 2, 2002, is attributed to an increase in property and casualty insurance costs and the cost associated with the store inventories, primarily those incurred during the second quarter related to the implementation of our new warehouse system. Property and casualty insurance increased $678,000, a difference as a percent of net sales this year compared to the same period last year of 30 basis points. This increase is due to an increase in premiums post September 11, 2001. The cost to inventory the stores during the thirty-nine week period accounted for an increase as a percent of net sales this year compared to last year of 7 basis points. The increases in expenses were partially offset by the decreases as a percentage of net sales of advertising expense, a difference of 9 basis points, and retail store labor, a difference of 14 basis points, this year as compared to the same period last year.

Depreciation and amortization.    Depreciation and amortization as a percentage of net sales remained constant year over year at 2.5% for the thirty-nine weeks ended November 2, 2002 and the thirty-nine weeks ended November 3, 2001.

Interest expense.    Net interest expense for the thirty-nine weeks ended November 2, 2002, was $172,000 compared to $484,000 in the prior year period. The decrease is attributable to lower borrowing rates and lower levels of borrowing under the Company’s credit facilities.

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

Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. Inventory levels increased during the thirty-nine weeks ended November 2, 2002 as the number of stores increased. However, inventory levels on a per store basis have decreased. We financed this increase in total inventory primarily through cash generated from operations. Accordingly, net cash provided by operating activities was $2.8 million for the thirty-nine week period ended November 2, 2002 as compared to net cash used in operating activities of $0.7 million for the thirty-nine week period ended November 3, 2001.

With respect to cash flows used in investing activities, capital expenditures were $4.5 million in the thirty-nine week period ended November 2, 2002 compared to $5.6 million for the comparable period in the prior year. Capital expenditures in the thirty-nine weeks ended November 2, 2002 were primarily related to the opening of twenty-nine new stores, the refurbishing of existing stores and various corporate additions, including automobiles and warehouse equipment.

Net cash used in financing activities was $0.2 million in the thirty-nine week period ended November 2, 2002 compared with $5.2 million provided by financing activities in the prior year period. Financing activities primarily relate to borrowings under our credit facilities and proceeds from stock options exercised.

The Company estimates capital expenditures in fiscal 2003 to be approximately $7.5 million, which includes resources budgeted to (i) fund the opening of approximately 47 to 49 Hibbett Sports stores, net of store closings, (ii) remodel selected existing stores and (iii) fund corporate headquarters and distribution center related capital expenditures.

Hibbett maintains an unsecured revolving credit facility, which will expire November 5, 2003 and allows borrowings up to $35.0 million. We also maintain an unsecured working capital line of credit for $7.0 million, which is subject to annual renewal each November. As of November 2, 2002, the Company had $2.1 million outstanding under these facilities; nothing outstanding under the revolving credit facility and $2.1 million under the working capital facility, as compared to $14.0 million outstanding under these facilities, $9.0 under the revolving credit facility and $5.0 million under the working capital facility, on November 3, 2001. Based on our current operating and store opening plans, management believes that we can fund our cash needs for the foreseeable future through borrowings under the revolving credit facility, the working capital facility and cash generated from operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on its revolving credit facility and working capital facility, each of which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates. The average amount of borrowings outstanding under these agreements during the thirteen week period ended November 2, 2002, was $1,054,449, the maximum amount outstanding was $5,438,846 and the weighted average interest rate was 2.08%. The average amount of borrowings outstanding under these agreements during the thirty-nine week period ended November 2, 2002, was $4,638,876, the maximum amount outstanding was $11,823,019 and the weighted average interest rate was 2.96%. A 10% increase or decrease in market interest rates would not have a material impact on the Company’s financial condition, results of operations or cash flows.

CONTROLS AND PROCEDURES

Hibbett maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Office and Chief Financial

Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this Quarterly Report, Hibbett carried out an evaluation, under the supervision and with the participation of Hibbett’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of Hibbett’s disclosure controls and procedures. Based on the foregoing, Hibbett’s Chief Executive Officer and Chief Financial Officer concluded that Hibbett’s disclosure controls and procedures were effective.

There have been no significant changes in Hibbett’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date Hibbett completed its evaluation.

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

None

ITEM 5:     Other Information

None

ITEM 6:     Exhibits and Reports on Form 8-K

(A)    Exhibits

None

(B)    Reports on Form 8-K

The Company filed with the Commission a Current Report on Form 8-K dated August 22, 2002, to report, under Item 5, the naming of Ralph Parks to its Board of Directors, and under Item 7, its financial results for the quarter ended August 2, 2002.

The Company filed with the Commission a Current Report on Form 8-K dated September 17, 2002, to submit, under Item 9, the certifications from the Chief Executive Officer and the Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

HIBBETT SPORTING GOODS, INC.

Date:	December 10, 2002	By:	/s/ Gary A. Smith
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 10, 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 10, 2002

/s/ Gary A. Smith
Gary A. Smith Chief Financial Officer