Form 10-K
period 2003-02-01
HIBBETT SPORTING GOODS INC
filed 2003-04-25
CIK 1017480

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

Commission file number 000-20969

HIBBETT SPORTING GOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-1074067
(State of other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

451 Industrial Lane Birmingham, Alabama	35211
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(205) 942-4292

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class Common Stock, $.01 Par Value	CUSIP Number 428565-10-5	Name of Each Exchange on Which Registered NASDAQ Stock Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.             .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $216,534,578 at April 22, 2003, based on the closing sale price of $27.08 for the Common Stock on such date on the Nasdaq National Market.

The number of shares outstanding of the Registrant’s Common Stock, as of April 22, 2003 was 10,170,687.

DOCUMENTS INCORPORATED BY REFERENCE

Items 6, 7, 7A and 8 of Part II are incorporated by reference from the Company’s 2003 Annual Report to Stockholders. Items 10, 11, 12 and 13 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, to be held June 4, 2003. Registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 2003.

HIBBETT SPORTING GOODS, INC.

PART I

Item 1. Business

General

Hibbett Sporting Goods, Inc. (“we” or “Hibbett” or the “Company”) is a rapidly-growing operator of full-line athletic sporting goods stores in small to mid-sized markets predominantly in the southeast, mid-Atlantic and midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel at competitive prices with a high-level of customer service. Hibbett’s merchandise assortment features a broad selection of brand name merchandise emphasizing team and individual sports complemented by localized apparel and accessories designed to appeal to a wide range of customers within each market. We believe that our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets.

As of February 1, 2003, we operated 351 Hibbett Sports stores as well as sixteen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 20 states. Over the past two years, we have increased the number of stores from 282 stores to 371 stores, an increase in store base of 32%. Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located in enclosed malls or in strip centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

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

We believe that our ability to merchandise to local sporting or community interests differentiates Hibbett from its national competitors. This strong regional focus also enables us to achieve significant cost benefits including lower corporate expenses, reduced distribution costs and increased economies of scale from marketing activities. Additionally, we also use sophisticated information systems to maintain tight controls over inventory and operating costs.

We strive to hire enthusiastic sales personnel with an interest in sports. Our extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, videos, self-study courses, and interactive group discussions.

Store Concepts

Hibbett Sports

Our primary retail format is Hibbett Sports, a 5,000 square foot store located in enclosed malls or in strip centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. We tailor our Hibbett Sports stores to the size, demographics and competitive conditions of each market. Of these stores, 134 Hibbett Sports stores are located in enclosed malls, the majority of which are the only enclosed malls in the county, and the remaining 237 stores are located in strip centers.

Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team and individual sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. For example, we believe that apparel with logos of sports teams of local interest represents a larger percentage of the merchandise mix in Hibbett Sports stores than it does in the stores of national chain competitors. In addition, we strive to respond quickly to major sports events of local interest such as the fiscal 2003 University of Georgia SEC championship and their Sugar Bowl victory, as well as Ohio State’s national championship.

Sports Additions

Our sixteen Sports Additions stores are small, mall-based stores, averaging 2,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel. Sports Additions stores offer a broader assortment of athletic footwear, with a greater emphasis on fashion than the athletic footwear assortment offered by Hibbett Sports stores. All but one Sports Additions stores are currently located in malls in which Hibbett Sports stores are also present.

Sports & Co.

We opened four Sports & Co. superstores between March 1995 and September 1996. Sports & Co. superstores average 25,000 square feet and offer a larger assortment of athletic footwear, apparel and equipment than Hibbett Sports stores. Athletic equipment and apparel represent a higher percentage of the overall merchandise mix at Sports & Co. superstores than they do at Hibbett Sports stores. Sports & Co. superstores are designed to project the same exciting and entertaining in-store atmosphere as Hibbett Sports stores but on a larger scale. For example, Sports & Co. superstores offer customer participation areas, such as putting greens and basketball hoops, and feature periodic special events including appearances by well-known athletes.

Team Sales

Hibbett Team Sales, Inc. (“Team Sales”), a wholly-owned subsidiary of Hibbett, is a leading supplier of customized athletic apparel, equipment and footwear to school, athletic and youth programs in Alabama. Team Sales sells its merchandise directly to educational institutions and youth associations. The operations of Team Sales are independent of the operations of our retail stores, and its warehousing and distribution systems operate out of its own warehouse. Team Sales does not meet the materiality reporting requirements of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information.

Expansion Strategy

In fiscal 1994, we began to accelerate our rate of new store openings to take advantage of the growth opportunities in our target markets. We have currently identified approximately 400 potential markets for future Hibbett Sports stores within the states in which we operate and Nebraska. Our clustered expansion program, which calls for opening new stores within a two-hour driving distance of an existing Hibbett location, allows us to take advantage of efficiencies in distribution, marketing and regional management. During the last half of fiscal 2000, we expanded our distribution center to accommodate our recent growth and continued expansion. The newly expanded facility can support the Company’s growth up to 650 stores.

In evaluating potential markets, we consider population, economic conditions, local competitive dynamics and availability of suitable real estate. Hibbett Sports stores effectively operate in both enclosed mall and strip center locations, which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store.

Our continued growth largely depends upon our ability to open new stores in a timely manner and to operate them profitably. Additionally, successful expansion is subject to various contingencies, many of which are beyond our control. See “Risk Factors.”

Merchandising

Our merchandising strategy is to provide a broad assortment of quality athletic equipment, footwear and apparel at competitive prices in a full service environment. Our stores offer a broad selection of brand name merchandise with an emphasis on team and individual sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. Historically, as well as for fiscal 2003, our leading product category is athletic footwear, followed by apparel and sporting equipment, ranked according to sales.

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

Our merchandise staff analyzes current sporting goods trends by maintaining close relationships with vendors, monitoring sales at competing stores, communicating with store managers and personnel and reviewing industry trade publications. The merchandise staff works closely with store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities.

Our success depends in part on our ability to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. See “Risk Factors”.

Vendor Relationships

The sporting goods retail business is very brand name driven. Accordingly, we maintain relationships with a number of well known sporting goods vendors to satisfy customer demand. We believe that our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets. As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors. As our vendors expand their product lines and grow in popularity, we expand sales and promotions of these products within our stores. In addition, as we continue to increase our store base and enter new markets, the vendors have increased their brand presence within these regions. We also emphasize and work with our vendors to establish the most favorable pricing and to receive cooperative marketing funds. We believe that we maintain very good working relationships with our vendors. For the fiscal year ended February 1, 2003, Nike, our largest vendor, represented approximately 36.0% of our purchases, New Balance represented approximately 11.1% of our purchases, and Reebok represented approximately 9.1% of our purchases.

The loss of key vendor support could be detrimental to our business, financial condition and results of operations. We believe that we have long-standing and strong relationships with our vendors and that we have adequate sources of brand name merchandise on competitive terms; however, we cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is high profile and in high demand may be allocated by vendors based upon the vendors’ internal criteria, which are beyond our control.

Advertising and Promotion

We target special advertising opportunities in our markets to increase the effectiveness of our advertising budget. In particular, we prefer advertising in local media as a way to further differentiate Hibbett from national chain competitors. Substantially all of our advertising and promotional spending is centrally directed. Print advertising, including direct mail to customers and newspaper inserts, serves as the foundation of our promotional program and accounted for the majority of our total advertising costs in fiscal 2003. Other advertising means, such as outdoor billboards and Hibbett trucks, are used to reinforce Hibbett’s name recognition and brand awareness in the community.

Distribution

We maintain a single 220,000 square foot distribution center in Birmingham, Alabama, which services our existing stores. The distribution process is centrally managed from our corporate headquarters, which is located in the same building as the distribution center. To support our continued expansion, we invested in additional automation and product staging racks in fiscal 2003. We believe strong distribution support for our stores is a critical element of our expansion strategy and is central to our ability to maintain a low cost operating structure. As we continue to expand our store base, we intend to open new stores in locations that can be supplied from our existing distribution center. Due to improved technology, increased productivity, and the implementation of a new warehouse system, we believe that we can service up to 650 stores out of this distribution center.

We receive substantially all of our merchandise at our distribution center. For key products, we maintain backstock at the distribution center that is allocated and distributed to stores through an automatic replenishment program based on items that are sold. Merchandise is typically delivered to stores weekly via Company-operated vehicles.

Competition

The business in which we are engaged is highly competitive. Many of the items that we offer in our stores are also sold by local sporting goods stores, athletic footwear and other specialty athletic stores, traditional shoe stores and national and regional full-line sporting goods stores. The marketplace for sporting goods remains highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies. In recent years, there has been significant consolidation of large format retailers in large metropolitan markets. However, we believe that the competitive environment for sporting goods remains different in small to mid-sized markets where retail demand may not support larger format stores. In smaller markets, such as those targeted by Hibbett, national chains compete by focusing on a specialty category like athletic footwear in the case of Foot Locker and Foot Action.

Hibbett Sports format stores compete with national chains that focus on athletic footwear, local sporting goods stores, department and discount stores, traditional shoe stores and mass merchandisers. Although our Hibbett Sports format may face competition from a variety of competitors, we believe that our Hibbett Sports format is able to compete effectively by distinguishing itself as a full-line sporting goods store with an emphasis on team and individual sports merchandise complemented by a selection of localized apparel and accessories. The larger markets targeted by Sports & Co. superstores are also highly competitive. Our Sports & Co. superstores compete with sporting goods superstores, athletic footwear superstores and mass merchandisers. Competitors of Sports & Co. superstores may carry similar product lines and national brands and a broader assortment, but we believe the principal competitive factors in its markets are service, breadth of merchandise offered, availability of brand names, availability of local merchandise and price. We believe we compete favorably with respect to these factors in the small to mid-sized markets predominantly in the Southeast, Mid-Atlantic, and Midwest. However, we cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets, could be detrimental to our business, financial condition and results of operations.

Risk Factors

You should carefully consider the following risks, as well as the other information contained in this report, before investing in shares of our common stock. If any of the following risks actually occur, our business could be harmed. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment.

We may be unable to achieve our expansion plans for future growth.

We have grown rapidly primarily through opening new stores, growing from 67 stores at the beginning of fiscal year 1997 to 371 stores at February 1, 2003. We plan to open a net of 60 new Hibbett Sports stores in fiscal year 2004. Our continued growth will depend, in large part, upon our ability to open new stores in a timely manner and to operate them profitably. Additionally, successful expansion is subject to various contingencies, many of which are beyond our control. These contingencies include, among others:

•	our ability to identify and secure suitable store sites on a timely basis;

•	our ability to negotiate advantageous lease terms;

•	our ability to complete any necessary construction or refurbishment of these sites; and

•	the successful integration of new stores into existing operations.

As our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level sales and other employees. We cannot assure you that we will be able to attract and retain personnel as needed in the future. If we are not able to hire capable store managers and other store-level personnel, we will not be able to open new stores as planned and our revenue growth and operating results will suffer.

We cannot give any assurances that we will be able to continue our expansion plans successfully; that we will be able to achieve results similar to those achieved with prior locations; or that we will be able to continue to manage our growth effectively. Our failure to achieve our expansion plans could materially adversely affect our business, financial condition and results of operations. In addition, our operating margins may be impacted in periods in which incremental expenses are incurred as a result of new store openings.

A downturn in the economy may affect consumer purchases of discretionary items, which could reduce our sales.

In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitably will decline. In addition, our sales could be adversely affected by a downturn in the economic conditions in the markets in which we operate.

Our inability to identify, and anticipate changes in, consumer demands and preferences and our inability to respond to such consumer demands in a timely manner could reduce our sales.

Our products appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Our success depends on our ability to identify product trends as well as to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. We cannot assure you that we will be able to continue to offer assortments of products that appeal to our customers or that we will satisfy changing consumer demands in the future. Accordingly, if:

•	we are unable to identify and respond to emerging trends;

•	we miscalculate either the market for the merchandise in our stores or our customers’ purchasing habits; or

•	consumer demand dramatically shifts away from athletic footwear and apparel our business, financial condition, and results of operations could be materially adversely affected. In addition, we may be faced with significant excess inventory of some products and missed opportunities for other products, which would decrease our profitability.

If we lose any of our key vendors or any of our key vendors fail to supply us with merchandise, we may not be able to meet the demand of our customers and our sales could decline.

Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase brand name merchandise at competitive prices. During the 52-week period ended February 1, 2003, Nike, our largest vendor, represented approximately 36.0% of our purchases, New Balance represented approximately 11.1% of our purchases and Reebok represented approximately 9.1% of our purchases. The loss of key vendor support could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is in high demand may be allocated by vendors based upon the vendors’ internal criteria which are beyond our control.

In addition, we believe many of our vendors source their products from China and other foreign countries. A vendor could discontinue selling to us products manufactured in foreign countries at any time for reasons that may or may not be in our control, including foreign government regulations, political unrest, war, disruption or delays in shipments, changes in local economic conditions and trade issues. Our sales and profitability could decline if we are unable to promptly replace a vendor who is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products.

Pressure from our competitors may force us to reduce our prices or increase our spending, which would lower our revenue and profitability.

The business in which we are engaged is highly competitive. The marketplace for sporting goods remains highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies. Hibbett Sports stores compete with national chains that focus on athletic footwear, local sporting goods stores, department and discount stores, traditional shoe stores and mass merchandisers. Many of our competitors have greater financial resources than we do. In addition, many of our competitors employ price discounting policies that, if intensified, may make it difficult for us to reach our sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets could be detrimental to our business, financial condition and results of operations.

Our operating results are subject to seasonal and quarterly fluctuations, which could cause the market price of our common stock to decline.

We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales, operating income and net income. Our net sales, operating income and net income are typically higher in the fourth quarter due to sales increases during the Christmas season. An economic downturn during this period could adversely affect us to a greater extent than if such downturn occurred at other times of the year.

Our operating results may fluctuate as we open new stores.

We plan to open a net of approximately 60 new Hibbett Sports stores in fiscal year 2004. We have currently identified approximately 400 potential markets for future Hibbett Sports stores within the states in which we operate and in certain contiguous states. Our results of operations may vary significantly as a result of the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-operating expenses associated with new stores, and the relative proportion of new stores to mature stores. Any significant variation in our results of operations could adversely affect our stock price.

We would be materially and adversely affected if our single distribution center were shut down.

We operate a single centralized distribution center in Birmingham, Alabama. We receive and ship substantially all of our merchandise at our distribution center. Any natural disaster or other serious disruption to this facility due to fire, tornado or any other cause would damage a portion of our inventory and could impair both our ability to adequately stock our stores and our sales and profitability. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the center.

We depend on key personnel, and if we lose the services of any of our principal executive officers, including Michael J. Newsome, our Chief Executive Officer, we may not be able to run our business effectively and our operating results could suffer.

We have benefited from the leadership and performance of our senior management, especially Michael J. Newsome, our Chief Executive Officer. Mr. Newsome has been instrumental in directing our business strategy within the small to mid-sized markets in the southeast, mid-Atlantic and Midwest and maintaining long-term relationships with our key vendors. Our overall success and the success of our expansion strategy will depend on our ability to retain our current management, including Mr. Newsome, and our ability to attract and retain qualified personnel in the future. As we continue to grow, we will continue to hire, appoint or otherwise change senior managers and other key executives. We do not maintain key man life insurance on any of our personnel nor do we have any employment or non-competition agreements with any of our executive officers. The loss of services of Mr. Newsome for any reason could have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of certain of our other principal executive officers could affect our ability to run our business effectively and our ability to successfully expand our operations.

Provisions in our charter documents and Delaware law might deter acquisition bids for us.

Certain provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects and may discourage, delay or prevent a takeover attempt that a stockholder might consider in its best interest. These provisions, among other things:

•	classify our board of directors into three classes, each of which serves for different three year periods;

•	provide that a director may be removed by stockholders only for cause by a vote of the holders of not less than two-thirds of our shares entitled to vote;

•	provide that all vacancies on our board of directors, including any vacancies resulting from an increase in the number of directors, may be filled by a majority of the remaining directors, even if the number is less than a quorum;

•	provide that special meetings of the stockholders may only be called by the chairman of the board of directors, a majority of the board of directors or upon the demand of the holders of a majority of the shares entitled to vote at any such special meeting; and

•	require a vote of the holders of not less than two-thirds of the shares entitled to vote in order to amend the foregoing provisions and certain other provisions of our certificate of incorporation and bylaws.

In addition, our board of directors, without further action of the stockholders, is permitted to issue and fix the terms of preferred stock which may have rights senior to those of common stock. We are also subject to the Delaware business combination statute, which may render a change in control of us more difficult.

Shares eligible for sale could adversely affect our stock price.

We cannot predict the effect, if any, that future sales of common stock, or the availability of shares for future sales, will have on the market price of the common stock prevailing from time to time. As of April 22,

2003 we had 10,170,687 shares of our common stock outstanding. There are 113,992 shares held by our senior management that may be sold pursuant to Rule 144 of the Securities Act, subject to the limitations set forth thereunder. In addition, we have granted 582,930 options to purchase our common stock pursuant to our stock option plans and we have reserved an additional 317,374 shares of common stock for issuance upon the exercise of additional options that may be granted pursuant to our stock option plans. Sales of substantial amounts of our common stock, or the perception that such sales could occur, might adversely affect the value of our common stock. These factors could also make it more difficult for us to raise funds through future offerings of our common stock.

Our common stock is held by a limited number of record holders, which may limit your ability to resell our common stock.

As of April 7, 2003, there were 35 record holders of our common stock. Due to the small number of record holders, the trading volume of our common stock may fluctuate. If the number of record holders of our common stock decreases or if the trading volume of our common stock is not large enough, an active trading market for our common stock may be limited or may not exist at all. If our trading market is limited or no active trading market exists, you may not be able to resell your common stock at its fair market value or at all. In addition, any decrease in the number of record holders or trading volume of our common stock may cause the price of our common stock to decline.

Employees

As of February 1, 2003, we employed approximately 1,116 full-time and approximately 1,840 part-time employees, none of whom are represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. We cannot guarantee that our employees will not, in the future, elect to be represented by a union. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

Item 2. Properties

We currently lease all of our existing 371 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to seven years with options on the part of Hibbett to extend. Most leases also contain a three-year early termination option if projected sales levels are not met and a kick-out clause if co-tenancy provisions are violated. We believe that this lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

As current leases expire, we believe that we will be able either to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area. For the most part, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. However, in the second and third quarter of fiscal 2003, we did experience a temporary slow down in available space, which moved some stores previously planned for opening in fiscal 2003 to fiscal 2004. Based primarily on our belief that we maintain good relations with our landlords, that most of our leases are at below market rents and that generally we have been able to secure leases for suitable locations, we believe that our lease strategy will not be detrimental to our business, financial condition or results of operations.

Our offices and our distribution center are leased under an operating lease expiring in 2014. We own Team division’s warehousing and distribution center located in Birmingham, Alabama.

Store Locations

We operate 371 stores in 20 contiguous states. Of these stores, 134 are located in malls and 237 are located in strip-shopping centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. The following table shows the locations in which we operated stores as of February 1, 2003:

ALABAMA—54	Conway (2)	McDonough	Corbin	Greenville	Mt. Vernon	Greeneville
Adamsville	El Dorado	Milledgeville (2)	Danville	Grenada	New Boston	Jackson (3)
Athens	Forrest City	Moultrie	Elizabethtown (2)	Hattiesburg	OKLAHOMA—16	Kimball
Auburn	Harrison	Newnan	Frankfort	Jackson	Ada	Kingsport
Bay Minnette	Hot Springs	Rome	Georgetown	Laurel	Altus	Lebanon
Bessemer	Jonesboro	Snellville	Glasgow	Magee	Ardmore	Lenoir City
Brewton	Magnolia	St. Marys	Hazard	McComb	Bartlesville	Martin
Birmingham (2)	Monticello	Statesboro (2)	Henderson	Meridian	Chickasha	Maryville
Calera	Paragould	Thomaston	Hopkinsville	Natchez	Duncan	McMinnville
Clanton	Pine Bluff	Thomasville	Madisonville	New Albany	Enid	Morristown
Cullman	Rogers	Thomson	Mayfield	Ocean Springs	McAlester	Murfreesboro
Daphne	Russellville	Tifton	Morehead	Oxford	Muskogee	Nashville
Decatur	Searcy	Toccoa	Murray	Pascagoula	Miami	Paris
Dothan	Van Buren	Valdosta (3)	Owensboro	Pearl	Okmulgee	Ripley
Enterprise	FLORIDA—15	Vidalia	Paducah	Richland	Owasso	Springfield
Eufaula	Chiefland	Villa Rica	Richmond	Senatobia	Ponca City	Tullahoma
Fairfield (2)	Clewiston	Warner Robbins	Somerset	Starkville	Stillwater	Union City
Florence (3)	Destin	Waycross	South Williamson	Tupelo	Woodward	Winchester
Ft. Payne	Ft. Walton Beach	IOWA—1	Winchester	Vicksburg	Yukon	TEXAS—11
Gadsden	Gainsville	West Burlington	LOUISIANA—12	N. CAROLINA—34	S. CAROLINA—22	Cleburne
Gardendale	Gulf Breeze	ILLINOIS—8	Abbeville	Albemarle	Aiken	College Station
Guntersville	Lake City	Carbondale	Bastrop	Asheboro	Anderson	Early
Hartselle	Lake Wales	Centralia	Crowley	Boone	Camden	Greenville
Hoover	Leesburg	Charleston	Deridder	Clinton	Chester	Longview
Huntsville (2)	Live Oak	Danville	Hammond	Dunn	Columbia	Lufkin
Jacksonville	Okeechobee	Galesburg	Monroe	Elizabeth City	Conway	Mt. Pleasant
Jasper	Palatka	Harrisburg	Natchitoches	Elkin	Greenville	Palestine
Leeds	Panama City	Mt. Vernon	New Iberia	Forest City	Greenwood	Paris
Madison	Santa Rosa	Quincy	Ruston	Greenville	Hartsville	Waco
Montgomery (2)	Sebring	INDIANA—11	Thibodaux	Hendersonville (2)	James Island	West Orange
Muscle Shoals	GEORGIA—49	Bedford	West Monroe	Jacksonville	Lancaster	VIRGINIA—12
Northport	Albany	Columbus	Winnsboro	Kinston	Laurens	Bristol
Oneonta	Americus	Corydon	MISSOURI—12	Lexington	Lexington	Cedar Bluff
Oxford	Athens (2)	Crawfordsville	Fulton	Lincolnton	Marion	Christianburg
Parkway City	Bainbridge	Greencastle	Hannibal	Lumberton	Murrells Inlet	Covington
Pelham	Brunswick	Greenfield	Jefferson City	Monroe (2)	Myrtle Beach	Franklin
Phenix City	Canton	Greensburg	Kennett	Morehead City	Newberry	Galax
Prattville	Carrollton	Jasper	Kirksville	Morganton	Orangeburg	Martinsville
Roebuck	Cedartown	Madison	Moberly	New Bern	Rockhill	Norton
Scottsboro	Centerville	Princeton	Poplar Bluff	Reidsville	Seneca	Petersburg
Selma	Columbus (3)	Seymour	Rolla	Roanoke Rapids	Sumter	South Boston
Talladega	Cordele	KANSAS—7	Sedalia	Rockingham	York	Staunton
Tillmans Corner	Cornelia	Coffeyville	Sikeston	Salisbury	TENNESSEE—32	Wythville
Troy	Covington	Dodge City	St. Roberts	Sanford	Athens	W. VIRGINIA—2
Trussville	Dalton	Emporia	Warrensburg	Shallotte	Chattanooga	Beckley
Tuscaloosa (3)	Douglasville	Hays	MISSISSIPPI—27	Shelby (2)	Cleveland	Morgantown
Valley	Ft. Olgethrope	Liberal	Batesville	Southern Pines	Columbia
ARKANSAS—20	Gainesville	Manhattan	Clarksdale	Statesville	Cookeville (2)
Arkadelphia	Hinesville	Pittsburg	Clinton	Washington	Crossville
Batesville	Hiram (2)	KENTUCKY—23	Columbia	Whiteville	Dickson
Benton	Jessup	Ashland	Columbus (2)	Wilson	Dyersburg (2)
Blytheville	La Grange (2)	Bowling Green	Corinth	OHIO—3	Fayetteville
Cabot	Macon	Campbellsville	Flowood	Heath	Gallatin

Item 3. Legal Proceedings

We are party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our business, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the NASDAQ National Market (NASDAQ) under the symbol HIBB. The following table sets forth, for the periods indicated the high and low closing sales prices of shares of our Common Stock as reported by NASDAQ.

	High	Low
Fiscal 2003:
First Quarter (February 3 to May 4)	$27.50	$20.75
Second Quarter (May 5 to August 3)	$28.50	$17.47
Third Quarter (August 4 to November 2)	$23.07	$17.55
Fourth Quarter (November 3 to February 1)	$26.66	$21.35

	High	Low
Fiscal 2002:
First Quarter (February 4 to May 5)	$23.59	$15.42
Second Quarter (May 6 to August 4)	$28.00	$13.80
Third Quarter (August 5 to November 3)	$20.48	$14.45
Fourth Quarter (November 4 to February 2)	$23.40	$16.13

On April 22, 2003, the last reported sale price for our common stock as quoted by NASDAQ was $27.08 per share. As of April 7, 2003, the Company had approximately 35 registered shareholders.

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

Item 6. Selected Consolidated Financial and Operating Data

The information required is incorporated by reference from page 12 of our 2003 Annual Report to Stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required is incorporated by reference from pages 13 to 19 of our 2003 Annual Report to Stockholders.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The information required is incorporated by reference from page 18 of our 2003 Annual Report to Stockholders.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required is incorporated by reference from pages 20 to 31 of our 2003 Annual Report to Stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of Registrant

The information required is incorporated by reference from the sections entitled “Directors and Executive Officers”, “The Board of Directors”, and “Certain Relationships and Related Transactions” in the Proxy Statement for the Annual Meeting of Stockholders to be held June 4, 2003 (the “Proxy Statement”), which is to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation

The information required is incorporated by reference from the section entitled “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners” and “Directors and Executive Officers” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required is incorporated by reference from the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14. Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Item 15. Principal Accountant Fees and Services

Audit Fees

KPMG LLP billed us an aggregate of $71,250 in fees for professional services rendered in connection with the audit of our financial statements for the most recent fiscal year, including reviews of the financial statements included in each of the our Quarterly Reports on Form 10-Q during the fiscal year ended February 1, 2003. In fiscal 2002, Arthur Anderson LLP billed the Company an aggregate of $84,850 in fees for professional services rendered in connection with the audit of the Company’s financial statements for the most recent fiscal year, including reviews of the financial statements included in each of the Company’s Quarterly Reports in Form 10-Q during the fiscal year ended February 2, 2002.

Audit Related Fees

KPMG LLP billed us an aggregate of $110,433 in fees for audit related services rendered to us and our affiliates for the fiscal year ended February 1, 2003. Audit related fees include accounting consultation, assistance with registration statements, comfort letters, and consents. In fiscal 2002, Arthur Anderson LLP billed an aggregate of $91,790 for audit related fees.

Tax Fees

In fiscal 2002, Arthur Anderson billed us $77,845 for tax compliance and consulting fees.

All Other Fees

In fiscal 2003, KPMG LLP billed us $19,700 for non-audit related fees.

PART IV

Item 16. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Documents filed as part of this report:

1.	Financial Statements:

The following Financial Statements and Supplementary Data of the Registrant and Independent Auditors’ Report on such Financial Statements are incorporated by reference from the Company’s 2003 Annual Report to Stockholders, in Part II, Item 8:

Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002

Consolidated Statements of Operations for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001

Consolidated Statements of Stockholders’ Investment for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001

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

3.	Exhibits.

The Exhibits listed on the accompanying Exhibits Index are filed as part of, or incorporated by reference into, this report.

EXHIBITS INDEX

Exhibit #

3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (the “1997 10-K”)).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the 1997 10-K).

10.1.1

Credit Agreement dated as of November 5, 1998 between the Company, Hibbett Team Sales, Inc., Sports Wholesale, Inc., AmSouth Bank, NationsBank, N.A. and BankBoston, N.A (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended January 30,1999 (the “1999 10-K”)).

10.1.2

First Amendment to Credit Agreement dated as of April 17, 2000, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc., Bank of America, N.A, Fleet National Bank, and AmSouth Bank (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the “2001 10-K”)).

10.1.3

Second Amendment to Credit Agreement dated as of November 30, 2000, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc., Bank of America, N.A, Fleet National Bank, and AmSouth Bank (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001 (the “2001 10-K”)).

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

10.2.6	Fifth Amendment to Credit Agreement dated as of November 30, 2001, between Hibbett SportingGoods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank.

10.2.7†	Sixth Amendment to Credit Agreement dated as of November 01, 2002, between Hibbett SportingGoods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank

10.3

Letter Agreement dated November 1, 1995 between the Company and Saunders, Karp & Co., L.P (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (Registration No. 333-07023), filed with the Securities and Exchange Commission on June 27, 1996) (“the 1996 S-1”)).

10.4

The Company’s Stock Option Plan (as amended effective as of September 13, 1996) (incorporated by reference to Exhibit 10.7 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-07023), filed with the Securities and Exchange Commission on September 16, 1996) (“Amendment No. 2 to the 1996 S-1”)).

10.5	The Company’s Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 10.8 of Amendment No. 2 to the 1996 S-1).

10.6	The Company’s Employee Stock Purchase Plan dated September 13, 1996 (incorporated by reference to Exhibit 10.10 of Amendment No. 2 to the 1996 S-1).

10.7	The Company’s Stock Plan for Outside Directors (incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the 1996 S-1).

10.8.1	Lease Agreement dated as of February 12, 1996 between QRS 12-14 (AL), Inc. and Sports Wholesale, Inc. (the “Lease Agreement”) (incorporated by reference to Exhibit 10.9 of the 1996 S-1).

10.8.2

First Amendment to Lease Agreement dated December 30, 1999 between QRS 11-41 (AL), Inc. and Sports Wholesale, Inc. (incorporated herein by reference to Exhibit 10.9.2 of the Company Annual Report on Form 10-K for fiscal year ended January 29, 2000).

10.9	Letter from the Company to Clyde B. Anderson dated September 13, 1996 re: Consulting Agreement (incorporated herein by reference to Exhibit 10.12 of Amendment No. 2 to the 1996 S-1).

13.1	Fiscal 2003 Annual Report to Shareholders.

21	List of Company’s Subsidiaries (incorporated herein by reference to Exhibit 21 of the 1996 S-1).

23.1 †	Consent of KPMG, LLP

99 †	Letter from Hibbett Sporting Goods, Inc. to the Securities and Exchange Commission dated April 25, 2003

†	Filed herewith

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed by us during the three months ended February 1, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT SPORTING GOODS, INC.

By:	/s/ MICHAEL J. NEWSOME
Michael J. Newsome, President & CEO

By:	/s/ GARY A, SMITH
Gary A, Smith, Vice President & CFO

CERTIFICATIONS

I, Michael J. Newsome, certify that:

1.	I have reviewed this annual report on Form 10-K of Hibbett Sporting Goods, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 25, 2003

/s/ MICHAEL J. NEWSOME
Michael J. Newsome Chief Executive Officer

I, Gary A. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of Hibbett Sporting Goods, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 25, 2003

/s/ GARY A. SMITH
Gary A. Smith Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. NEWSOME Michael J. Newsome	Principal Executive Officer and Director	April 25, 2003

/s/ CLYDE B. ANDERSON Clyde B. Anderson	Director	April 25, 2003

/s/ H. RAY COMPTON H. Ray Compton	Director	April 25, 2003

/s/ F. BARRON FLETCHER, III F. Barron Fletcher, III	Director	April 25, 2003

/s/ CARL KIRKLAND Carl Kirkland	Director	April 25, 2003

/s/ JOHN F. MEGRUE John F. Megrue	Director	April 25, 2003

/s/ THOMAS A. SAUNDERS, III Thomas A. Saunders, III	Director	April 25, 2003

/s/ RALPH T. PARKS Ralph T. Parks	Director	April 25, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS  ON SUPPLEMENTAL SCHEDULE

To Hibbett Sporting Goods, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of HIBBETT SPORTING GOODS, INC. (a Delaware corporation) AND SUBSIDIARIES, included in this Form 10-K and have issued our report thereon dated March 13, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II included in Item 14 of the Form 10-K is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Birmingham, Alabama

March 13, 2002

HIBBETT SPORTING GOODS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED FEBRUARY 1, 2003, FEBRUARY 2, 2002, AND FEBRUARY 3, 2001

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
Balance of allowance for doubtful accounts at beginning of period	$196,000	$255,000	$279,000

Charged to costs and expenses	—	—	—

Write-offs, net of recoveries	(63,000)	(59,000)	(24,000)

Balance of allowance for doubtful accounts at end of period	$133,000	$196,000	$255,000