Form 10-K/A
period 2003-02-01
HIBBETT SPORTING GOODS INC
filed 2003-05-01
CIK 1017480

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission file number
February 1, 2003	000-20969

HIBBETT SPORTING GOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware	63-1074067
(State of other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

451 Industrial Lane Birmingham, Alabama	35211
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(205) 942-4292

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class Common Stock, $.01 Par Value	CUSIP Number 428565-10-5	Name of Each Exchange on Which Registered NASDAQ Stock Market

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☒    No  ☐

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

Exhibit 13.1 – Annual Report to Shareholders

Explanatory Note

In fiscal 2003, we reclassified the tax benefit received upon the exercise of employee stock options from proceeds from options exercised under cash flows from financing activities to accrued income taxes under cash flows from operating activities. We reflected this reclassification for fiscal 2003, fiscal 2002 and fiscal 2001 on our consolidated statement of cash flows included in Exhibit 13.1 to our Annual Report on Form 10-K for the year ended February 1, 2003 but failed to reflect the reclassification in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity.” In addition, in Note 1 to our consolidated financial statements, we erroneously state that our largest vendor, Nike, represented approximately 27% of our purchases in fiscal 2002. Nike actually represented 27% of our sales in fiscal 2002 and 32% of our purchases in fiscal 2002. The purpose of this Amendment No. 1 to Hibbett Sporting Goods, Inc.’s Annual Report on Form 10-K is to correct the report by amending and restating the report in its entirety in Exhibit 13.1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT SPORTING GOODS, INC.

By:	/s/ MICHAEL J. NEWSOME
Michael J. Newsome, President & CEO

By:	/s/ GARY A. SMITH
Gary A. Smith, Vice President & CFO

Date:	May 1, 2003

17

CERTIFICATIONS

I, Michael J. Newsome, certify that:

1.	I have reviewed this annual report on Form 10-K of Hibbett Sporting Goods, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date:  May 1, 2003

/s/ MICHAEL J. NEWSOME
Michael J. Newsome Chief Executive Officer

18

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

Date:  May 1, 2003

/s/ GARY A. SMITH
Gary A. Smith Chief Financial Officer

19

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. NEWSOME Michael J. Newsome	Principal Executive Officer and Director	May 1, 2003

/s/ CLYDE B. ANDERSON Clyde B. Anderson	Director	May 1, 2003

/s/ H. RAY COMPTON H. Ray Compton	Director	May 1, 2003

/s/ F. BARRON FLETCHER, III F. Barron Fletcher, III	Director	May 1, 2003

/s/ CARL KIRKLAND Carl Kirkland	Director	May 1, 2003

/s/ JOHN F. MEGRUE John F. Megrue	Director	May 1, 2003

/s/ THOMAS A. SAUNDERS, III Thomas A. Saunders, III	Director	May 1, 2003

/s/ RALPH T. PARKS Ralph T. Parks	Director	May 1, 2003

20