Form 10-Q
period 2003-05-03
HIBBETT SPORTING GOODS INC
filed 2003-06-17
CIK 1017480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)


   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------     EXCHANGE ACT OF 1934.

            For the quarterly period ended: May 3, 2003
                                            -----------


                                     - OR -


________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transaction period from _________ to ________


                        COMMISSION FILE NUMBER 000-20969


                          HIBBETT SPORTING GOODS, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                      63-1074067
            ---------                                      ----------
(State or other jurisdiction of                 IRS Employee Identification No.)
incorporation or organization)


451 Industrial Lane, Birmingham, Alabama                      35211
----------------------------------------                    --------
(Address of principal executive offices)                   (Zip code)


                                 (205) 942-4292
               (Registrant's telephone number including area code)

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

                                 Yes  X   No ______
                                    -----
     Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of June 11, 2003 were 10,207,296 shares.

                          HIBBETT SPORTING GOODS, INC.


                                      INDEX

                                                                       Page No.
                                                                       --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Unaudited Condensed Consolidated Balance Sheets
        at May 3, 2003 and February 1, 2003                                  2

     Unaudited Condensed Consolidated Statements of
        Operations for the Thirteen Week Periods
        Ended May 3, 2003 and May 4, 2002                                    3

     Unaudited Condensed Consolidated Statements of
        Cash Flows for the Thirteen Week Periods Ended
        May 3, 2003 and May 4, 2002                                          4

     Notes to Unaudited Condensed Consolidated Financial Statements          5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         13

Item 4.  Controls and Procedures                                            13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14

Item 2.  Changes in Securities and Use of Proceeds                          14

Item 3.  Defaults Upon Senior Securities                                    14

Item 4.  Submission of Matters to Vote of Security-Holders                  14

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)


                                                           -----------   -----------
                                                              May 3,     February 1,
                                                               2003          2003
                                                           -----------   -----------
Assets
  Current Assets:
     Cash and cash equivalents                                $ 21,994     $ 12,016
     Accounts receivable, net                                    3,051        3,371
     Inventories                                                85,806       86,246
     Prepaid expenses and other                                  3,139          760
     Deferred income taxes                                         783          798
                                                              --------     --------
        Total current assets                                   114,773      103,191
                                                              --------     --------

  Property and equipment, net                                   25,614       26,205
                                                              --------     --------
  Noncurrent Assets:
     Deferred income taxes                                          88           60
     Other, net                                                    141          124
                                                              --------     --------
        Total noncurrent assets                                    229          184
                                                              --------     --------

Total Assets                                                  $140,616     $129,580
                                                              ========     ========

Liabilities and Stockholders' Investment
  Current Liabilities:
     Accounts payable                                         $ 28,902     $ 24,869
     Accrued income taxes                                        1,765        1,338
     Accrued expenses:
        Payroll-related                                          3,051        3,520
        Other                                                    2,806        2,503
                                                              --------     --------
     Total current liabilities                                  36,524       32,230
                                                              --------     --------

  Long-Term Debt                                                  --           --
                                                              --------     --------

  Stockholders' Investment:
     Preferred stock, $.01 par value 1,000,000 shares
        authorized, no shares outstanding                         --           --
     Common stock, $.01 par value, 12,000,000 shares
        authorized, 10,170,687 shares issued and
        outstanding at May 3, 2003 and 10,081,167
        shares issued and outstanding at February 1, 2003          102          101
     Paid-in capital                                            61,780       60,295
     Retained earnings                                          42,210       36,954
                                                              --------     --------
        Total stockholders' investment                         104,092       97,350
                                                              --------     --------

Total Liabilities and Stockholders' Investment                $140,616     $129,580
                                                              ========     ========

     See notes to unaudited condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars In Thousands, Except Share and Per Share Amounts)


                                                      Thirteen Weeks Ended
                                                 -----------------------------
                                                    May 3,           May 4,
                                                     2003             2002
                                                 ------------     ------------

Net sales                                        $     79,593     $     70,790
Cost of goods sold,
  including warehouse, distribution
  and store occupancy costs                            54,634           48,792
                                                 ------------     ------------
     Gross profit                                      24,959           21,998

Store operating, selling, and
  administrative expenses                              14,952           13,622

Depreciation and amortization                           1,754            1,671
                                                 ------------     ------------
     Operating income                                   8,253            6,705

Interest (income) expense, net                            (23)              64
                                                 ------------     ------------

     Income before provision for income taxes           8,276            6,641

Provision for income taxes                              3,021            2,424
                                                 ------------     ------------
     Net income                                  $      5,255     $      4,217
                                                 ============     ============


Basic earnings per common share                  $       0.52     $       0.42
                                                 ============     ============


Diluted earnings per common share                $       0.51     $       0.41
                                                 ============     ============

Weighted average shares outstanding:
     Basic                                         10,119,244        9,964,309
                                                 ============     ============
     Diluted                                       10,288,663       10,210,554
                                                 ============     ============

       See notes to unaudited condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)


                                                                Thirteen Weeks Ended
                                                               ----------------------
                                                                May 3,        May 4,
                                                                 2003          2002
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  5,255     $  4,217
                                                               ---------    ---------

  Adjustments to reconcile net income to net cash
     provided by(used in)operating activities:
     Depreciation and amortization                                1,754        1,671
     Deferred income taxes                                          (13)         (13)
     Loss on disposal of assets                                      39           30
     Change in operating assets and liabilities                   3,099       (7,187)
                                                               ---------    ---------
        Total adjustments                                         4,879       (5,499)
                                                               ---------    ---------
        Net cash provided by (used in) operating activities      10,134       (1,282)
                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (1,198)      (1,299)
  Proceeds from sale of property and equipment                        4            9
                                                               ---------    ---------
        Net cash used in investing activities                    (1,194)      (1,290)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan activity, net                                     --            224
  Proceeds from options exercised and purchase
     of shares under employee stock purchase plan                 1,038        1,312
                                                               ---------    ---------
        Net cash provided by financing activities                 1,038        1,536
                                                               ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              9,978       (1,036)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   12,016        1,972
                                                               ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 21,994     $    936
                                                               =========    =========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest                                             $     13     $     44
                                                              ---------    ---------
          Income taxes, net of refunds                         $  2,157     $  1,474
                                                              ---------    ---------

       See notes to unaudited condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation & Accounting Policies

     The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 1, 2003. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of May 3, 2003 and February 1, 2003 and the results of its operations and cash flows for the periods presented.

     The Company has experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Interest

     Interest income for the thirteen weeks ended May 3, 2003 was $36,456, shown net of interest expense of $13,547. Interest expense for the thirteen weeks ended May 4, 2002 was $65,626, shown net of interest income of $1,529.

Advertising

     Hibbett  participates  in various  advertising  and  marketing  cooperative programs with its vendors, who, under these programs, reimburse Hibbett for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned. Hibbett's gross advertising costs for the thirteen weeks ended May 3, 2003 and May 4, 2002 were $731,551 and $934,332, respectively.

 Reportable Segments

     Hibbett is an operator of full-line sporting good stores in small to mid-sized markets predominately in the southeast, mid-Atlantic and midwest. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customers and methods of distribution, the operations of Hibbett constitute only one reportable segment.

Customers

     No customer accounted for more than 5% of the Company's sales during the thirteen week periods ended May 3, 2003 or May 4, 2002.

 Store Closing Costs

     Hibbett considers individual store closings to be a normal part of operations and expenses all related costs at the time of closing.

Revenue Recognition

     All merchandise sales occur on-site in the Company's retail stores, and the customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on layaway. The customer may make further payments in installments, but the entire purchase price for merchandise placed on layaway must be received by Hibbett within 30 days. Hibbett records the down payment and any installments as deferred revenue until the customer pays the entire purchase price for the merchandise and takes possession of such merchandise. Hibbett recognizes merchandise revenues at the time the customer takes possession of the merchandise.

     The cost of coupon sales incentives are recognized at the time the related revenue is recognized by Hibbett. Proceeds received from the issuance of gift cards are initially recorded as deferred revenue, and such proceeds are subsequently recognized as revenue at the time the customer redeems such gift cards and takes possession of the merchandise.

Stock-Based Compensation

     Stock-based compensation cost is measured under the intrinsic value method in accordance with Accounting Principles Bulletin No. 25. If the Company had recorded compensation costs in accordance with SFAS No. 123 under the fair value based method (using the Black-Scholes option pricing model), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  Thirteen Week Period Ended
                                               -------------------------------
                                                 May 3, 2003       May 4, 2002
                                               -------------     -------------

  Net income--as reported                        $     5,255        $    4,217
  Net income--pro forma                          $     5,013        $    3,972

  Diluted earnings per share--as reported                .51               .41
  Diluted earnings per share--pro forma                  .49               .39


     The weighted average assumptions for determining compensation costs under the fair value method include (i) a risk-free interest rate based on zero-coupon governmental issues on each grant date with the maturity equal to the expected term of the options (2.9% and 4.5% for fiscal 2004 and 2003, respectively), (ii) an expected stock volatility of 57% and 58% for fiscal 2004 and 2003, respectively, and (iii) no expected dividend yield.

2.  Properties

     We currently lease all of our existing 376 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to seven years with options on the part of Hibbett to extend. Most leases also contain a three-year early termination option if projected sales levels are not met and a kickout clause if co-tenancy provisions are violated. We believe that this lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

     As current leases expire, we believe that we will be able either to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area. For the most part, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. However, in the second quarter of fiscal 2003, we did experience a temporary slow down in available space, which moved some stores previously planned for opening in fiscal 2003 to fiscal 2004. Based on our belief that we maintain good relations with our landlords, that most of our leases are at below market rents and that generally we have been able to secure leases for suitable locations, we believe that our lease strategy will not be detrimental to our business, financial condition, or results of operations.

     Our offices and our distribution center are leased under an operating lease expiring in 2014. We own the Team division's warehousing and distribution center located in Birmingham, Alabama.

3.   Earnings Per Share

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

     A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                   Thirteen Week Period Ended
                                              ---------------------------------
                                                May 3, 2003        May 4, 2002
                                              --------------     --------------
Weighted average shares outstanding:
    Basic                                        10,119,244          9,964,309
    Dilutive effect of stock options                169,419            246,245
                                              --------------     --------------
       Diluted                                   10,288,663         10,210,554
                                              ==============     ==============


     For the thirteen week period ended May 3, 2003, 140,350 anti-dilutive options were excluded from the computation. For the thirteen week period ended May 4, 2002, there were no anti-dilutive options.

4.  Stockholders' Investment

     The Company offers participation in stock option plans to certain employees and individuals. Awards typically vest and become exercisable in incremental installments over a period of five years after the date of grant and expire on the tenth anniversary of the date of grant. For the thirteen weeks ended May 3, 2003, 87,945 shares were issued upon exercise of options, resulting in an increase in Stockholders' Investment of $1,005,000 and an increase in Paid in Capital of $449,000 attributable to the tax benefit received from the exercise of these options. For the thirteen weeks ended May 3, 2003, 1,575 shares were purchased under the Employee Stock Purchase Plan resulting in an increase in Stockholders' Investment of $33,000.

5.  Contingencies

     The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of the Company.

6.  Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 relates to obligations which generally are incurred in connection with the ownership of real property. We currently lease the substantial majority of our real property; however, we believe that the provisions of SFAS No. 143 have no material impact on our current operations.

     SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. We adopted SFAS 144 during fiscal year 2003. The adoption of SFAS No. 144 had no material impact on our financial condition, results of operations, or cash flows.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt"; SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers"; and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking

Fund Requirements." The rescissions eliminate the requirement to report gains and losses from the extinguishment of debt as an extraordinary item, net of any related income tax effect. This Statement also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement became effective for fiscal years beginning after May 15, 2002.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     We adopted SFAS No. 143, SFAS No. 145, and SFAS No. 146 on February 1, 2003, and expect the adoption of these standards to have no material impact on our financial condition, results of operations, or cash flows.

     In December 2002, the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. Finally, this Statement amends APB Opinion 28, "Interim Financial
Reporting," to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2002. Management does not expect this Statement to have a material impact on the Consolidated Financial Statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not currently expect the adoption of SFAS No. 150 to have a material impact on our consolidated results of operations or financial position.

7.  Subsequent Events

     On June 9, 2003, the Company announced that its Board of Directors has approved a 3-for-2 stock split. The stock split will be affected in the form of a 50% stock dividend, and the new shares will be distributed on or about July 15, 2003, to stockholders of record on June 27, 2003. The effect of this split is not reflected in the accompanying financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Hibbett Sporting Goods, Inc. ("we" or "Hibbett" or the "Company") is a rapidly-growing operator of full-line athletic sporting goods stores in small to mid-sized markets predominantly in the southeast, mid-Atlantic and midwest. The Company's stores offer a broad assortment of quality athletic equipment, footwear and apparel at competitive prices with a high level of customer service. Hibbett's merchandise assortment features a broad selection of brand name merchandise emphasizing team and individual sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. The Company's management team believes that its stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets.

     As of May 3, 2003, we operated 356 Hibbett Sports stores, as well as sixteen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores, in 20 states. The Company's primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000 square foot store located in enclosed malls or in strip shopping centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. We target markets with county populations that range from 30,000 to 100,000. By targeting smaller markets, we believe that we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

     Hibbett operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett has been incorporated under the laws of the State of Delaware since October 6, 1996.

Store Locations

     We operate 376 stores in 20 contiguous states. Of these stores, 136 are located in malls and 240 are located in strip shopping centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. The following table shows the locations in which we operated stores as of May 3, 2003:


ALABAMA - 54     El Dorado         McDonough          Corbin             Grenada             New Boston        Kimball
Adamsville       Forrest City      Milledgeville (2)  Danville           Hattiesburg         OKLAHOMA - 16     Kingsport
Athens           Harrison          Moultrie           Elizabethtown (2)  Jackson             Ada               Lebanon
Auburn           Hot Springs       Newnan             Frankfort          Laurel              Altus             Lenoir City
Bay Minnette     Jonesboro         Rome               Georgetown         Magee               Ardmore           Martin
Bessemer         Little Rock       Snellville         Glasgow            McComb              Bartlesville      Maryville
Brewton          Magnolia          St. Marys          Hazard             Meridian            Chickasha         McMinnville
Birmingham (2)   Monticello        Statesboro (2)     Henderson          Natchez             Duncan            Morristown
Calera           Paragould         Thomaston          Hopkinsville       New Albany          Enid              Murfreesboro
Clanton          Pine Bluff        Thomasville        Madisonville       Ocean Springs       McAlester         Nashville
Cullman          Rogers            Thomson            Mayfield           Oxford              Muskogee          Paris
Daphne           Russellville      Tifton             Morehead           Pascagoula          Miami             Springfield
Decatur          Searcy            Toccoa             Murray             Pearl               Okmulgee          Tullahoma
Dothan           Van Buren         Valdosta (3)       Owensboro          Richland            Owasso            Union City
Enterprise       FLORIDA - 15      Vidalia            Paducah            Senatobia           Ponca City        Winchester
Eufaula          Chiefland         Villa Rica         Richmond           Starkville          Stillwater        TEXAS - 11
Fairfield (2)    Clewiston         Warner Robbins     Somerset           Tupelo (2)          Woodward          Cleburne
Florence (3)     Destin            Waycross           South Williamson   Vicksburg           Yukon             College Station
Ft. Payne        Ft. Walton Beach  IOWA - 2           Winchester         Waynesboro          S. CAROLINA - 21  Early
Gadsden          Gainsville        Debuque            LOUISIANA - 12     N. CAROLINA - 34    Aiken             Greenville
Gardendale       Gulf Breeze       West Burlington    Abbeville          Albemarle           Anderson          Longview
Guntersville     Lake City         ILLINOIS - 8       Bastrop            Asheboro            Camden            Lufkin
Hartselle        Lake Wales        Carbondale         Crowley            Boone               Chester           Mt. Pleasant
Hoover           Leesburg          Centralia          Deridder           Clinton             Columbia          Palestine
Huntsville (2)   Live Oak          Charleston         Hammond            Dunn                Conway            Paris
Jacksonville     Okeechobee        Danville           Monroe             Elizabeth City      Greenville        Victoria
Jasper           Palatka           Galesburg          Natchitoches       Elkin               Greenwood         Waco
Leeds            Panama City       Harrisburg         New Iberia         Forest City         Hartsville        VIRGINIA - 12
Madison          Santa Rosa        Mt. Vernon         Ruston             Greenville          Lancaster         Bristol
Montgomery (2)   Sebring           Quincy             Thibodaux          Hendersonville (2)  Laurens           Cedar Bluff
Muscle Shoals    GEORGIA - 50      INDIANA - 11       West Monroe        Jacksonville        Lexington         Christianburg
Northport        Albany            Bedford            Winnsboro          Kinston             Marion            Covington
Oneonta          Americus          Columbus           MISSOURI - 12      Lexington           Murrells Inlet    Franklin
Oxford           Athens (2)        Corydon            Fulton             Lincolnton          Myrtle Beach      Galax
Parkway City     Bainbridge        Crawfordsville     Hannibal           Lumberton           Newberry          Martinsville
Pelham           Brunswick         Greencastle        Jefferson City     Monroe (2)          Orangeburg        Norton
Phenix City      Canton            Greenfield         Kennett            Morehead City       Rockhill          Petersburg
Prattville       Carrollton        Greensburg         Kirksville         Morganton           Seneca            South Boston
Roebuck          Cedartown         Jasper             Moberly            New Bern            Sumter            Staunton
Scottsboro       Centerville       Madison            Poplar Bluff       Reidsville          York              Wythville
Selma            Columbus (3)      Princeton          Rolla              Roanoke Rapids      TENNESSEE - 32    W. VIRGINIA - 3
Talladega        Cordele           Seymour            Sedalia            Rockingham          Athens            Beckley
Tillmans Corner  Cornelia          KANSAS - 7         Sikeston           Salisbury           Chattanooga       Martinsburg
Troy             Covington         Coffeyville        St. Roberts        Sanford             Cleveland         Morgantown
Trussville       Dalton            Dodge City         Warrensburg        Shallotte           Columbia
Tuscaloosa (3)   Douglasville      Emporia            MISSISSIPPI - 29   Shelby (2)          Cookeville (2)
Valley           Ft. Olgethrope    Hays               Batesville         Southern Pines      Crossville
ARKANSAS - 21    Gainesville       Liberal            Clarksdale         Statesville         Dickson
Arkadelphia      Griffin           Manhattan          Clinton            Washington          Dyersburg (2)
Batesville       Hinesville        Pittsburg          Columbia           Whiteville          Fayetteville
Benton           Hiram (2)         KENTUCKY - 23      Columbus (2)       Wilson              Franklin
Blytheville      Jessup            Ashland            Corinth            OHIO - 3            Gallatin
Cabot            La Grange (2)     Bowling Green      Flowood            Heath               Greeneville
Conway (2)       Macon             Campbellsville     Greenville         Mt. Vernon          Jackson (3)


Results of Operations

     The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

                                                    Thirteen Week Period Ended
                                                   ----------------------------
                                                   May 3, 2003      May 4, 2002
                                                   -----------      -----------

     Net sales                                        100.0%           100.0%
     Cost of goods sold, including warehouse,
       distribution and store occupancy costs          68.6             68.9
                                                   -----------      -----------
     Gross profit                                      31.4             31.1
     Store operating, selling, and
       administrative expenses                         18.8             19.2
     Depreciation and amortization                      2.2              2.4
                                                   -----------      -----------
     Operating income                                  10.4              9.5
     Interest expense, net                              0.0              0.1
                                                   -----------      -----------
     Income before provision for income taxes          10.4              9.4
     Provision for income taxes                         3.8              3.4
                                                   -----------      -----------
     Net income                                         6.6%             6.0%
                                                   ===========      ===========


Thirteen Weeks Ended May 3, 2003 Compared to Thirteen Weeks Ended May 4, 2002

     Net sales. Net sales increased $8.8 million, or 12.4%, to $79.6 million for the thirteen weeks ended May 3, 2003, from $70.8 million for the comparable period in the prior year. This increase is attributed to the opening of thirty-eight Hibbett Sports stores, net of store closings, in the 52 week period ended May 3, 2003 and a 4.5% increase in comparable store net sales for the thirteen week period ended May 3, 2003. The increase in comparable store net sales was primarily due to increased sales in apparel and footwear. Apparel sales, mainly college and pro-licensed products and active wear, were driven by ladies college apparel, retro NBA and MLB jerseys, Under Armour and Nike Dri-Fit performance wear and cheerleading shorts. Basketball, New Balance running shoes, Nike Shox, Kswiss athletic shoes and the retro-classic look drove footwear sales. Equipment sales were down from last year's numbers and continue to be affected by the lack of high-volume fitness items. New stores and stores not in the comparable store net sales calculation accounted for $5.8 million of the increase in net sales, and increases in comparable store net sales contributed $3.0 million. Comparable store net sales data for the period reflect sales for our traditional format Hibbett Sports stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended May 3, 2003, we opened eight Hibbett Sports stores and closed three.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $25.0 million, or 31.4% of net sales, in the thirteen weeks ended May 3, 2003, as compared to $22.0 million, or 31.1% of net sales, in the same period of the prior fiscal year. A slight increase in product markup was enhanced by a decrease as a percent of net sales by 39 basis points in retail reductions (net markdowns and inventory shortages). This was offset by an increase as a percent of net sales by 19 basis points in freight costs due to fuel surcharges and rate increases. Warehouse costs decreased as a percent of net sales by 8 basis points due to improved supply chain initiatives, while occupancy costs increased as a percent of net sales by 2 basis points versus last year's rate.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $15.0 million, or 18.8% of net sales, for the thirteen weeks ended May 3, 2003, as compared to $13.6 million, or 19.2% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended May 3, 2003, is attributed to the reduction in advertising and inventory counting expense. Advertising costs decreased as a percentage of net sales by 37 basis points this period compared to the same thirteen week period last year due to less promotional advertising. Inventory counting expenses decreased as a percentage of net sales by 17 basis points this thirteen week period compared with the same period last year as a result of moving a portion of store inventories scheduled for the first quarter into the second quarter due to the conflict of a late Easter. These reductions were partially offset by an increase in property and casualty insurance of $146,000 this thirteen week period as compared to the same period last year, an increase as a percentage of net sales of 14 basis points. This increase was due to three months of increased premiums post September 11, 2001, versus only two months of higher premiums last year and an increase in auto and general liability base rates.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales decreased to 2.2% of net sales for the thirteen week period ended May 3, 2003, compared with 2.4% of net sales for same thirteen week period last year. The leveraging in depreciation expense is due to fewer capital expenditure purchases this quarter compared to the same thirteen week period last year, due to an increase in landlord contributions.

     Interest expense. Net interest income for the thirteen weeks ended May 3, 2003, was $23,000 compared to $64,000 of interest expense in the prior year period. The decrease is attributable to a reduction in working capital needs.

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

     Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. Inventory levels decreased during the thirteen week period ended May 3, 2003 due to enhanced merchandise flow through the distribution center. Accordingly, net cash provided by operating activities of $10.1 million for the thirteen week period ended May 3, 2003 compared with net cash used in operating activities of $1.3 million for the thirteen week period ended May 4, 2002.

     With respect to cash flows used in investing activities, capital expenditures were $1.2 million in the thirteen week period ended May 3, 2003 compared with $1.3 million for the prior year period. Capital expenditures in the thirteen weeks ended May 3, 2003 were primarily related to the opening of eight new stores, the refurbishing of existing stores and various corporate additions, including automobiles and warehouse equipment.

     Net cash provided by financing activities was $1.0 million in the thirteen week period ended May 3, 2003 compared with $1.5 million provided by financing activities in the prior year period. Financing activities primarily relate to borrowings under our credit facilities and proceeds from stock options exercised.

     The Company estimates capital expenditures in fiscal 2004 to be approximately $9.4 million, which includes resources budgeted to (i) fund the opening of approximately 65 Hibbett Sports stores (ii) remodel selected existing stores and (iii) fund corporate headquarters and distribution center related capital expenditures.

     Hibbett maintains an unsecured revolving credit facility that allows borrowings up to $35 million and which will expire November 5, 2004 and is subject to annual renewal each November. We also maintain an unsecured working capital line of credit for $7.0 million, which is subject to annual renewal each November. As of May 3, 2003, the Company had no debt outstanding under these facilities, compared with $3.0 million outstanding under the revolving credit facility and $1.1 million outstanding under the working capital facility, on May 4, 2002. Based on our current operating and store opening plans, management believes that we can fund our cash needs for the foreseeable future through borrowings under the revolving credit facility, the working capital facility and cash generated from operations.

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

Special Note Regarding Forward Looking Statements

     The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of, among other factors, the ability of the Company to execute its expansion plans, a shift in demand for the merchandise offered by the Company, the Company's ability to obtain brand name merchandise at competitive prices, the effect of regional or national economic conditions, the effect of competitive pressures from other retailers and the ability to attract and retain qualified personnel. In addition, the reader should consider the risk factors described from time to time in the Company's other documents and reports, including the factors described under "Risk Factors" in the Company's Form 10-K/A dated May 1, 2003, and its Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 23, 2002, and any amendments thereto.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on its revolving credit facility and working capital facility, each of which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates. The average amount of borrowings outstanding under these agreements during the thirteen week period ended May 3, 2003 was $48,952 and the maximum amount outstanding was $1,980,553. The total amount of interest paid during the thirteen week period ended May 3, 2003 was less than $500. The average amount of borrowings outstanding under these agreements during the thirteen week period ended May 4, 2002 was $4,903,810, the maximum amount outstanding was $9,357,902 and the weighted average interest rate was 3.91%. A 10% increase or decrease in market interest rates would not have a material impact on the Company's financial condition, results of operations or cash flows.


                             CONTROLS AND PROCEDURES

     Hibbett maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this Quarterly Report, Hibbett carried out an evaluation, under the supervision and with the participation of Hibbett's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of Hibbett's disclosure controls and procedures. Based on the foregoing, Hibbett's Chief
Executive Officer and Chief Financial Officer concluded that Hibbett's disclosure controls and procedures were effective.

     There have been no significant changes in Hibbett's internal controls or in other factors that could significantly affect the internal controls subsequent to the date Hibbett completed its evaluation.

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

            None

ITEM 5:                 Other Information

            None

ITEM 6:                 Exhibits and Reports on Form 8-K

(A)         Exhibits

             None

(B) Reports on Form 8-K

     The Company filed with the Commission a Current Report on Form 8-K dated May 1, 2003, to report, under Item 5, a correction to the prospectus filed as part of a Registration Statement on Form S-3.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                          HIBBETT SPORTING GOODS, INC.



Date:   June 17, 2003                  By:/s/ Gary A. Smith
        -------------                  ----------------------------------------
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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) designed such disclosure controls and procedures to
            ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 b) evaluated the effectiveness of the registrant's
            disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 c) presented in this quarterly report our conclusions
            about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) all significant deficiencies in the design or
            operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) any fraud, whether or not material, that involves
            management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 17, 2003
      -------------
                                          /s/ Michael J. Newsome
                                          ------------------------
                                          Michael J. Newsome
                                          Chief Executive Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a) designed such disclosure controls and procedures to
            ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 b) evaluated the effectiveness of the registrant's
            disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 c) presented in this quarterly report our conclusions
            about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a) all significant deficiencies in the design or
            operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b) any fraud, whether or not material, that involves
            management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 17, 2003
      -------------
                                          /s/ Gary A. Smith
                                          -----------------------
                                          Gary A. Smith
                                          Chief Financial Officer