Form 10-Q
period 2003-08-02
HIBBETT SPORTING GOODS INC
filed 2003-09-15
CIK 1017480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934.

         For the quarterly period ended: August 2, 2003
                                         --------------


                                     - OR -


________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transaction period from _________ to ________


                        COMMISSION FILE NUMBER 000-20969


                          HIBBETT SPORTING GOODS, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   63-1074067
            ---------                                   ----------
(State or other jurisdiction of             (IRS Employee Identification No.)
incorporation or organization)


451 Industrial Lane, Birmingham, Alabama                   35211
-----------------------------------------                  -----
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

                                 Yes  X    No ______
                                    -----

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes  X     No______
                                      -----

     Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of September 10, 2003 were 15,386,364 shares.

                          HIBBETT SPORTING GOODS, INC.


                                      INDEX


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Unaudited Condensed Consolidated Balance Sheets
        at August 2, 2003 and February 1, 2003                               2

     Unaudited Condensed Consolidated Statements of
        Operations for the Thirteen and Twenty-Six Week
        Periods Ended August 2, 2003 and August 3, 2002                      3

     Unaudited Condensed Consolidated Statements of
        Cash Flows for the Twenty-Six Week Periods
        Ended August 2, 2003 and August 3, 2002                              4

     Notes to Unaudited Condensed Consolidated Financial Statements          5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         14

Item 4.  Controls and Procedures                                            14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  14

Item 2.  Changes in Securities and Use of Proceeds                          14

Item 3.  Defaults Upon Senior Securities                                    14

Item 4.  Submission of Matters to Vote of Security-Holders                  14

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   15

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                            --------   --------
                                                             Aug. 2,     Feb. 1,
                                                              2003        2003
                                                            --------   --------

Assets
  Current Assets:
     Cash and cash equivalents ..........................   $ 23,030   $ 12,016
     Accounts receivable, net ...........................      3,470      3,371
     Inventories ........................................     93,755     86,246
     Prepaid expenses and other .........................      3,197        760
     Income tax receivable ..............................      2,964       --
     Deferred income taxes ..............................        768        798
                                                            --------   --------
        Total current assets ............................    127,184    103,191
                                                            --------   --------
  Property and equipment, net ...........................     25,432     26,205
                                                            --------   --------
  Noncurrent Assets:
     Deferred income taxes ..............................        115         60
     Other, net .........................................        128        124
                                                            --------   --------
        Total noncurrent assets .........................        243        184
                                                            --------   --------
Total Assets ............................................   $152,859   $129,580
                                                            ========   ========


Liabilities and Stockholders' Investment
  Current Liabilities:
     Accounts payable ...................................   $ 38,125   $ 24,869
     Accrued income taxes ...............................       --        1,338
     Accrued expenses:
        Payroll-related .................................      2,789      3,520
        Other ...........................................      3,030      2,503
                                                            --------   --------
     Total current liabilities ..........................     43,944     32,230
                                                            --------   --------
  Long-Term Debt ........................................       --         --
                                                            --------   --------
  Stockholders' Investment:
     Preferred stock, $.01 par value 1,000,000 shares
        authorized, no shares outstanding ...............       --         --
     Common stock, $.01 par value, 50,000,000 shares
        authorized, 15,368,897 shares issued and
        outstanding at August 2, 2003 and 15,121,750
        shares issued and outstanding at February 1, 2003        154        151
     Paid-in capital ....................................     63,309     60,245
     Retained earnings ..................................     45,452     36,954
                                                            --------   --------
        Total stockholders' investment ..................    108,915     97,350
                                                            --------   --------
Total Liabilities and Stockholders' Investment ..........   $152,859   $129,580
                                                            ========   ========

       See notes to unaudited condensed consolidated financial statements.

                       HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Dollars In Thousands, Except Share and Per Share Amounts)


                                                   Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                                 ------------------------   -----------------------
                                                    August 2,   August 3,     August 2,   August 3,
                                                      2003        2002          2003        2002
                                                 ----------   ----------    ----------   ----------

Net sales ...................................    $   71,731   $   65,919    $  151,324   $  136,709
                                                 ----------   ----------    ----------   ----------
Cost of goods sold,
  including warehouse, distribution
  and store occupancy costs .................        49,744       45,816       104,379       94,609
                                                 ----------   ----------    ----------   ----------
Gross profit ................................        21,987       20,103        46,945       42,100

Store operating, selling, and
  administrative expenses ...................        15,105       14,116        30,056       27,737

Depreciation and amortization ...............         1,796        1,710         3,550        3,381
                                                 ----------   ----------    ----------   ----------
   Operating income .........................         5,086        4,277        13,339       10,982

Interest (income) expense, net ..............           (20)          86           (43)         150
                                                 ----------   ----------    ----------   ----------

   Income before provision for income taxes .         5,106        4,191        13,382       10,832

Provision for income taxes ..................         1,864        1,530         4,884        3,954
                                                 ----------   ----------    ----------   ----------
   Net income ...............................    $    3,242   $    2,661    $    8,498   $    6,878
                                                 ==========   ==========    ==========   ==========

Basic earnings per common share .............    $     0.21   $     0.18    $     0.56   $     0.46
                                                 ==========   ==========    ==========   ==========

Diluted earnings per common share ...........    $     0.21   $     0.17    $     0.55   $     0.45
                                                 ==========   ==========    ==========   ==========

Weighted average shares outstanding:
     Basic ..................................    15,320,192   15,072,735    15,249,529   15,009,600
                                                 ==========   ==========    ==========   ==========
     Diluted ................................    15,659,120   15,396,501    15,555,832   15,360,802
                                                 ==========   ==========    ==========   ==========


            See notes to unaudited condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)


                                                         Twenty-Six Weeks
                                                      ---------------------
                                                       Aug. 2,      Aug. 3,
                                                        2003         2002
                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income .....................................    $  8,498     $  6,878
                                                      --------     --------
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization ...............       3,550        3,381
     Deferred income taxes .......................         220          (26)
     Refundable income tax .......................      (2,964)          --
     Loss on disposal of assets ..................         110           92
     Change in operating assets and liabilities ..       2,278       (8,718)
                                                      --------     --------
        Total adjustments ........................       3,194       (5,271)
                                                      --------     --------
        Net cash provided by operating activities.      11,692        1,607
                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...........................      (2,877)      (2,997)
  Proceeds from sale of property and equipment ...           6           11
                                                      --------     --------
         Net cash used in investing activities ...      (2,871)      (2,986)
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan activity, net ...................          --        1,536
  Proceeds from options exercised and purchase
     of shares under employee stock purchase plan.       2,193        1,509
                                                      --------     --------
        Net cash provided by financing activities.       2,193        3,045
                                                      --------     --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ........      11,014        1,666

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...      12,016        1,972
                                                      --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........    $ 23,030     $  3,638
                                                      ========     ========
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest ...............................    $     27     $    112
                                                      --------     --------
          Income taxes, net of refunds ...........    $  8,337     $  6,777
                                                      --------     --------

       See notes to unaudited condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation & Accounting Policies

     The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 1, 2003. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of August 2, 2003 and February 1, 2003 and the results of its operations and cash flows for the periods presented.

     The Company has experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Interest

     Interest income for the thirteen and twenty-six-week-periods ended August 2, 2003 was $33,090 and $69,546, respectively, shown net of interest expense of $13,340 and $26,887, respectively. Interest expense for the thirteen and twenty-six-week-periods ended August 3, 2002 was $86,480 and $152,105, respectively, shown net of interest income of $234 and $1,762, respectively.

Advertising

     Hibbett  participates  in various  advertising  and  marketing  cooperative programs with its vendors, who, under these programs, reimburse Hibbett for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned. Hibbett's gross advertising costs for the thirteen weeks ended August 2, 2003 and August 3, 2002 were $723,314 and $544,769, respectively. The Company's gross advertising costs for the twenty-six weeks ended August 2, 2003 and August 3, 2002 were $1,454,865 and $1,479,101, respectively.

 Reportable Segments

     Hibbett is an operator of full-line sporting good stores in small to mid-sized markets predominately in the southeast, mid-Atlantic and midwest. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customers and methods of distribution, the operations of Hibbett constitute only one reportable segment.

Customers

     No customer accounted for more than 5% of the Company's sales during the thirteen and twenty-six-week periods ended August 2, 2003 or August 3, 2002.

Vendors

     For the thirteen-week-period ended August 2, 2003, Nike, our largest vendor, represented approximately 38.5% of our purchases, New Balance represented approximately 14.4% of our purchases and Reebok represented approximately 10.0% of our purchases. For the twenty-six-week-period ended August 2, 2003, Nike, our largest vendor, represented approximately 37.5% of our purchases, New Balance represented approximately 11.8% of our purchases and Reebok represented approximately 9.5% of our purchases.

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

                                              Thirteen Week Period     Twenty-Six Week Period
                                                      Ended                    Ended
                                              ----------------------   ----------------------
                                              August 2,    August 3,   August 2,    August 3,
                                                2003         2002        2003         2002
                                              ----------  ----------   ---------    ---------

Net income--as reported                       $   3,242   $   2,661    $   8,497    $   6,878
Net income--pro forma                         $   3,000   $   2,415    $   8,013    $   6,387

Diluted earnings per share--as reported             .21         .17          .55          .45
Diluted earnings per share--pro forma               .19         .16          .51          .41

     The weighted average assumptions for determining compensation costs for the thirteen-week-period ended August 2, 2003, under the fair value method include
(i) a risk-free interest rate based on zero-coupon governmental issues on each grant date with the maturity equal to the expected term of the options (2.4% and 5.0% for fiscal 2004 and 2003, respectively), (ii) an expected stock volatility of 56% and 58% for fiscal 2004 and 2003, respectively, and (iii) no expected dividend yield. The weighted average assumptions for determining compensation costs for the twenty-six-week-period week period ended August 2, 2003, under the fair value method include (i) a risk-free interest rate based on zero-coupon governmental issues on each grant date with the maturity equal to the expected term of the options (2.7% and 5.1% for fiscal 2004 and 2003, respectively), (ii) an expected stock volatility of 56% and 58% for fiscal 2004 and 2003, respectively, and (iii) no expected dividend yield.


2.  Properties

     We currently lease all of our existing 390 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to seven years with options on the part of Hibbett to extend. Most leases also contain a three-year early termination option if projected sales levels are not met and a kickout clause if co-tenancy provisions are violated. We believe that this lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

     As current leases expire, we believe that we will be able either to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area. For the most part, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. Based on our belief that we maintain good relations with our landlords and that generally we have been able to secure leases for suitable locations, we believe that our lease strategy will not be detrimental to our business, financial condition, or results of operations.

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

     A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                         Thirteen Week Periods       Twenty-Six Week Periods
                                                Ended                        Ended
                                        ------------------------    ------------------------
                                         August 2,     August 3,     August 2,     August 3,
                                           2003          2002          2003          2002
                                        ----------    ----------    ----------    ----------

Weighted average shares outstanding
  Basic                                 15,320,192    15,072,735    15,249,529    15,009,600
  Dilutive effect of stock options         338,928       323,766       306,303       351,202
                                        ----------    ----------    ----------    ----------
   Diluted                              15,659,120    15,396,501    15,555,832    15,360,802
                                        ==========    ==========    ==========    ==========


     For the thirteen and twenty-six week periods ended August 2, 2003, there were no anti-dilutive options. For the thirteen and twenty-six-week periods ended August 3, 2002, 11,250 anti-dilutive options were excluded from the computation.

4.  Stockholders' Investment

     The Company offers participation in stock option plans to certain employees and individuals. Awards typically vest and become exercisable in incremental installments over a period of five years after the date of grant and expire on the tenth anniversary of the date of grant. For the twenty-six week period ended August 2, 2003, 243,116 shares were issued upon exercise of options, resulting in an increase in Stockholders' Investment of $2,131,000, which includes an increase in Paid in Capital of $874,000 attributable to the tax benefit received from the exercise of these options. For the twenty-six weeks ended August 2, 2003, 4,426 shares were purchased under the Employee Stock Purchase Plan resulting in an increase in Stockholders' Investment of $62,000.

5.  Stock Split

     On June 9, 2003, the Company announced that its Board of Directors approved a 3-for-2 stock split. The stock split was effected in the form of a 50% stock dividend, and the new shares were distributed on July 15, 2003, to stockholders of record on June 27, 2003. The effect of this split has been retroactively reflected in the accompanying financial statements.

6.  Contingencies

     The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of the Company.

7.  Recent Accounting Pronouncements

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt"; SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers"; and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." The rescissions eliminate the requirement to report gains and losses from the extinguishment of debt as an extraordinary item, net of any related income tax effect. This Statement also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement became effective for fiscal years beginning after May 15, 2002, and we expect the adoption of this standard to have no material impact on our financial condition, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We expect the adoption of this statement to have no material impact on our financial condition, results of operations or cash flows.

     In December 2002, the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method used on reported results. Finally, this Statement amends APB Opinion 28, "Interim Financial
Reporting," to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2002. We expect the adoption of this Statement to have no material impact on our financial condition, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We expect the adoption of SFAS No. 150 to have no material impact on our financial position, results of operations or cash flows.

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

     As of August 2, 2003, we operated 368 Hibbett Sports stores, as well as 18 smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores, in 20 states. The Company's primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000 square foot store located in enclosed malls or in strip shopping centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. We target markets with county populations that range from 30,000 to 100,000. By targeting smaller markets, we believe that we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

     Hibbett operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett has been incorporated under the laws of the State of Delaware since October 6, 1996.

Store Locations

     As of August 2, 2003, we operated 390 stores in 20 contiguous states. Of these stores, 142 are located in malls and 248 are located in strip shopping centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. The following table shows the locations in which we operated stores as of August 2, 2003:


ALABAMA - 56     Conway (2)         McDonough          Campbellsville       Greenville (2)      Mt. Vernon          Gallatin
Adamsville       El Dorado          Milledgeville (2)  Corbin               Grenada             New Boston          Greeneville
Athens           Forrest City       Moultrie           Danville             Hattiesburg         Steubenville        Jackson (3)
Auburn           Harrison           Newnan             Elizabethtown (2)    Jackson             OKLAHOMA - 18       Kimball
Bay Minnette     Hot Springs        Rome               Frankfort            Laurel              Ada                 Kingsport
Bessemer         Jonesboro          Snellville         Georgetown           Magee               Altus               Knoxville
Brewton          Little Rock        St. Marys          Glasgow              McComb              Ardmore             Lebanon
Birmingham (2)   Magnolia           Statesboro (2)     Hazard               Meridian            Bartlesville        Lenoir City
Calera           Monticello         Thomaston          Henderson            Natchez             Chickasha           Martin
Clanton          Paragould          Thomasville        Hopkinsville         New Albany          Duncan              Maryville
Cullman          Pine Bluff         Thomson            Madisonville         Ocean Springs       Enid                McMinnville
Daphne           Rogers             Tifton             Mayfield             Oxford              McAlester           Morristown
Decatur          Russellville       Toccoa             Morehead             Pascagoula          Muskogee            Murfreesboro (2)
Dothan           Searcy             Valdosta (3)       Murray               Pearl               Miami               Nashville
Enterprise       Van Buren          Vidalia            Owensboro            Picayune            Okmulgee            Paris
Eufaula          FLORIDA - 15       Villa Rica         Paducah              Richland            Owasso              Springfield
Fairfield  (2)   Chiefland          Warner Robbins     Richmond             Senatobia           Ponca City          Tullahoma
Florence (3)     Clewiston          Waycross           Somerset             Starkville          Stillwater          Union City
Ft. Payne        Destin             IOWA - 2           South Williamson     Tupelo (2)          Shawnee             Winchester
Gadsden          Ft. Walton Beach   Debuque            Winchester           Vicksburg (2)       Tahlequah           TEXAS - 12
Gardendale       Gainsville         West Burlington    LOUISIANA - 12       Waynesboro          Woodward            Cleburne
Guntersville     Gulf Breeze        ILLINOIS - 8       Abbeville            N. CAROLINA - 34    Yukon               College Station
Hartselle        Lake City          Carbondale         Bastrop              Albemarle           S. CAROLINA - 21    Early
Hoover           Lake Wales         Centralia          Crowley              Asheboro            Aiken               Greenville
Huntsville (2)   Leesburg           Charleston         Deridder             Boone               Anderson            Longview
Jacksonville     Live Oak           Danville           Hammond              Clinton             Camden              Lufkin
Jasper           Okeechobee         Galesburg          Monroe               Dunn                Chester             Mt. Pleasant
Leeds            Palatka            Harrisburg         Natchitoches         Elizabeth City      Columbia            Palestine
Madison          Panama City        Mt. Vernon         New Iberia           Elkin               Conway              Paris
Montgomery (2)   Santa Rosa         Quincy             Ruston               Forest City         Greenville          Sherman
Muscle Shoals    Sebring            INDIANA - 12       Thibodaux            Greenville          Greenwood           Victoria
Northport        GEORGIA - 50       Bedford            West Monroe          Hendersonville (2)  Hartsville          Waco
Oneonta          Albany             Columbus           Winnsboro            Jacksonville        Lancaster           VIRGINIA - 12
Opelika          Americus           Corydon            MISSOURI - 13        Kinston             Laurens             Bristol
Oxford           Athens (2)         Crawfordsville     Cape Girardeau       Lexington           Lexington           Cedar Bluff
Parkway City     Bainbridge         Greencastle        Fulton               Lincolnton          Marion              Christianburg
Pelham           Brunswick          Greenfield         Hannibal             Lumberton           Murrells Inlet      Covington
Pell City        Canton             Greensburg         Jefferson City       Monroe (2)          Myrtle Beach        Franklin
Phenix City      Carrollton         Jasper             Kennett              Morehead City       Newberry            Galax
Prattville       Cedartown          Madison            Kirksville           Morganton           Orangeburg          Martinsville
Roebuck          Centerville        Princeton          Moberly              New Bern            Rockhill            Norton
Scottsboro       Columbus (3)       Seymour            Poplar  Bluff        Reidsville          Seneca              Petersburg
Selma            Cordele            Vincennes          Rolla                Roanoke Rapids      Sumter              South Boston
Talladega        Cornelia           KANSAS - 8         Sedalia              Rockingham          York                Staunton
Tillmans Corner  Covington          Coffeyville        Sikeston             Salisbury           TENNESSEE - 34      Wythville
Troy             Dalton             Dodge City         St. Roberts          Sanford             Athens              W. VIRGINIA -3
Trussville       Douglasville       Emporia            Warrensburg          Shallotte           Chattanooga         Beckley
Tuscaloosa (3)   Ft. Olgethrope     Hays               MISSISSIPPI - 32     Shelby (2)          Cleveland           Martinsburg
Valley           Gainesville        Liberal            Batesville           Southern Pines      Columbia            Morgantown
ARKANSAS - 21    Griffin            Manhattan          Clarksdale           Statesville         Cookeville (2)
Arkadelphia      Hinesville         Pittsburg          Clinton              Washington          Crossville
Batesville       Hiram (2)          Salina             Columbia             Whiteville          Dickson
Benton           Jessup             KENTUCKY - 23      Columbus (2)         Wilson              Dyersburg (2)
Blytheville      La Grange (2)      Ashland            Corinth              OHIO - 4            Fayetteville
Cabot            Macon              Bowling Green      Flowood              Heath               Franklin

Results of Operations

     The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

                                                   Thirteen Week       Twenty-Six Week
                                                    Period Ended         Period Ended
                                                 -----------------    -----------------
                                                 Aug. 2,   Aug. 3,    Aug. 2,   Aug. 3,
                                                  2003      2002       2003      2002
                                                 -------   -------    -------   -------

Net sales                                         100.0%    100.0%    100.0%    100.0%
Cost of goods sold, including warehouse,
  distribution and store occupancy costs           69.3      69.5      69.0      69.2
                                                 -------   -------    -------   -------
Gross profit                                       30.7      30.5      31.0      30.8
Store operating, selling, and administrative
  Expenses                                         21.1      21.4      19.9      20.3
Depreciation and amortization                       2.5       2.6       2.3       2.5
                                                 -------   -------    -------   -------
Operating income                                    7.1       6.5       8.8       8.0
Interest expense                                    0.0       0.1       0.0       0.1
                                                 -------   -------    -------   -------
Income before provision for income taxes            7.1       6.4       8.8       7.9
Provision for income taxes                          2.6       2.3       3.2       2.9
                                                 -------   -------    -------   -------
Net income                                          4.5%      4.1%      5.6%      5.0%
                                                 =======   =======    =======   =======

Thirteen Weeks Ended August 2, 2003 Compared to Thirteen Weeks Ended August 2, 2002

     Net sales. Net sales increased $5.8 million, or 8.8%, to $71.7 million for the thirteen weeks ended August 2, 2003, from $65.9 million for the comparable period in the prior year. This increase is attributed to the opening of forty-one Hibbett Sports stores and two Sports Additions, net of store closings, in the 52 week period ended August 2, 2003 and a 1.1% increase in comparable store net sales for the thirteen week period ended August 2, 2003. The increase in comparable store net sales was primarily due to increased sales in apparel. Apparel sales, mainly college and pro-licensed products and active wear, were driven by retro NBA, NFL and MLB jerseys, Under Armour and Nike Dri-Fit performance wear, and ladies college apparel and cheerleading shorts. Footwear sales, driven by basketball, New Balance running shoes, Converse, Nike Shox, Kswiss athletic shoes and the retro-classic look, were flat compared to last year's numbers. Equipment sales overall were slightly down from last year's numbers. However, basketball, football and exercise equipment were positive. New stores and stores not in the comparable store net sales calculation accounted for $5.1 million of the increase in net sales, and increases in comparable store net sales contributed $700,000. Comparable store net sales data for the period reflect sales for our traditional format Hibbett Sports stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended August 2, 2003, we opened fourteen Hibbett Sports stores and two Sports Additions and closed two Hibbett Sports stores.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $22.0 million, or 30.7% of net sales, in the thirteen weeks ended August 2, 2003, as compared to $20.1 million, or 30.5% of net sales, in the same period of the prior fiscal year. A 38 basis point decrease as a percent of net sales in net markdowns was somewhat offset by a 17 basis point increase as a percentage of net sales in occupancy related costs and a 2 basis point increase as a percentage of net sales in freight costs due to fuel surcharges and rate increases.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $15.1 million, or 21.1% of net sales, for the thirteen weeks ended August 2, 2003, as compared to $14.1 million, or 21.4% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended August 2, 2003, is primarily attributed to the leveraging of salaries and benefits, and a reduction in advertising expense, inventory counting expense and credit card fees. Salaries and benefits costs decreased as a percentage of net sales by 9 basis points this thirteen-week-period compared to the same period last year due to a delay in adding additional staff. Advertising costs decreased as a percentage of net sales by 9 basis points this period compared to the same thirteen-week-period last year due to less promotional advertising. Inventory counting expenses decreased as a percentage of net sales by 11 basis points this thirteen-week-period compared with the same period last year due to less inventories taken this year compared to having to take an extra inventory in every store last year due to the implementation of a new warehouse system. Credit card fees decreased as a percentage of net sales by 6 basis points this period compared to the same thirteen-week-period last year due to the increased use of debit cards.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales decreased to 2.5% of net sales for the thirteen-week-period ended August 2, 2003, compared with 2.6% of net sales for same thirteen-week- period last year. The reduction in depreciation and amortization expense as a percentage of net sales is due to an increase in sales and fewer capital expenditure purchases this quarter compared to the same thirteen-week-period last year as a result of an increase in landlord contributions.

     Interest (income) expense. Net interest income for the thirteen weeks ended August 2, 2003, was $20,000 compared to $86,000 of interest expense in the prior year period. The decrease is attributable to lower borrowing levels due to a reduction in working capital needs.

Twenty-Six Weeks Ended August 2, 2003 Compared to Twenty-Six Weeks Ended August 3, 2002

     Net sales. Net sales increased $14.6 million, or 10.7%, to $151.3 million for the twenty-six weeks ended August 2, 2003, from $136.7 million for the comparable period in the prior year. This increase is attributed to the opening of forty-one Hibbett Sports stores and two Sports Additions, net of store closings, in the 52 week period ended August 2, 2003 and a 2.9% increase in comparable store net sales for the twenty-six-week-period ended August 2, 2003. The increase in comparable store net sales was primarily due to increased sales in footwear and apparel. Apparel sales, mainly college and pro-licensed products and active wear, were driven by retro NBA and MLB jerseys, Under Armour and Nike Dri-Fit performance wear, and ladies college apparel and cheerleading shorts. Basketball, New Balance running shoes, Nike Shox, Kswiss athletic shoes and the retro-classic look drove footwear sales. Equipment sales were down from last year's numbers, but there were positive trends in basketball, football and exercise equipment in the second quarter. New stores and stores not in the comparable store net sales calculation accounted for $10.9 million of the increase in net sales, and increases in comparable store net sales contributed $3.7 million. Comparable store net sales data for the period reflect sales for our traditional format Hibbett Sports stores open throughout the period and the corresponding period of the prior fiscal year. During the twenty-six weeks ended August 2, 2003, we opened twenty-two Hibbett Sports stores and two Sports Additions and closed five Hibbett Sports stores.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $46.9 million, or 31.0% of net sales, in the twenty-six weeks ended August 2, 2003, as compared to $42.1 million, or 30.8% of net sales, in the same period of the prior fiscal year. A 49 basis point decrease as a percent of net sales in retail reductions (net markdowns and inventory shortages) was somewhat offset by a 9 basis point increase as a percentage of net sales in occupancy related costs and an 11 basis point increase as a percentage of net sales in freight costs due to fuel surcharges and rate increases.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $30.1 million, or 19.9% of net sales, for the twenty-six weeks ended August 2, 2003, as compared to $27.7 million, or 20.3% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the twenty-six weeks ended August 2, 2003, is primarily attributed to a reduction in advertising expense, inventory counting expense and credit card fees. Advertising costs decreased as a percentage of net sales by 24 basis points this period compared to the same twenty-six-week-period last year due to less promotional advertising. Inventory counting expenses decreased as a percentage of net sales by 14 basis points this twenty-six-week- period compared with the same period last year due to less inventories taken this year compared to having to take an extra inventory in every store last year in June due to the implementation of a new warehouse system. Credit card fees decreased as a percentage of net sales by 7 basis points this period compared to the same twenty-six-week-period last year due to the increased use of debit cards.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales decreased to 2.4% of net sales for the twenty-six-week-period ended August 2, 2003, compared with 2.5% of net sales for same twenty-six-week-period last year. The reduction in depreciation and amortization expense as a percentage of net sales is due to an increase in sales and fewer capital expenditure purchases this year compared to the same twenty-six--week-period last year as a result of an increase in landlord contributions.

     Interest (income) expense. Net interest income for the twenty-six weeks ended August 2, 2003, was $43,000 compared to $150,000 of interest expense in the prior year period. The decrease is attributable to lower borrowing levels due to a reduction in working capital needs.

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

     Net cash provided by (used in) operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. Inventory levels decreased during the twenty-six-week-period ended August 2, 2003 compared to inventory levels for same twenty-six-week-period last due to enhanced merchandise flow through the distribution center. Accordingly, net cash provided by operating activities was $11.7 million for the twenty-six-week-period ended August 2, 2003 compared with net cash provided by operating activities of $1.6 million for the twenty-six-week-period ended August 3, 2002.

     With respect to cash flows used in investing activities, capital expenditures were $2.9 million in the twenty-six- week-period ended August 2, 2003 compared with $3.0 million for the prior year period. Capital expenditures in the twenty-six weeks ended August 2, 2003 were primarily related to the opening of twenty-four new stores, the refurbishing of existing stores and various corporate additions, including automobiles and warehouse equipment.

     Net cash provided by financing activities was $2.2 million in the twenty-six-week-period ended August 2, 2003 compared with $3.0 million provided by financing activities in the prior year period. Financing activities primarily relate to net borrowings under our credit facilities and proceeds from stock options exercised.

     The Company estimates capital expenditures in fiscal 2004 to be approximately $9.4 million, which includes resources budgeted to (i) fund the opening of approximately 60 to 65 Hibbett Sports stores (ii) remodel selected existing stores and (iii) fund corporate headquarters and distribution center related capital expenditures.

     Hibbett maintains an unsecured revolving credit facility that allows borrowings up to $35 million and which is subject to annual renewal each November. We also maintain an unsecured working capital line of credit for $7.0 million, which is subject to annual renewal each November. As of August 2, 2003, the Company had no debt outstanding under these facilities, compared with $3.0 million outstanding under the revolving credit facility and $2.4 million outstanding under the working capital facility, on August 3, 2002. Based on our current operating and store opening plans, management believes that we can fund our cash needs for the foreseeable future through borrowings under the revolving credit facility, the working capital facility and cash generated from operations.

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

Special Note Regarding Forward Looking Statements

     The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future. All forward-looking statements included in this document are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those described or implied in such forward-looking statements because of, among other factors, the ability of the Company to execute its expansion plans, a shift in demand for the merchandise offered by the Company, the Company's ability to obtain brand name merchandise at competitive prices, the effect of regional or national economic conditions, the effect of competitive pressures from other retailers and the ability to attract and retain qualified personnel. In addition, the reader should consider the risk factors described from time to time in the Company's other documents and reports, including the factors described under "Risk Factors" in the Company's Form 10-K/A dated May 1, 2003.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on its revolving credit facility and working capital facility, each of which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates. The average amount of borrowings outstanding under these agreements during the thirteen-week-period ended August 2, 2003 was $25,034 and the maximum amount outstanding was $1,103,675. The average amount of borrowings outstanding under these agreements during the twenty-six-week-period ended August 2, 2003 was $36,993 and the maximum amount outstanding was $1,980,553. The total amount of interest paid during the twenty-six week period ended August 2, 2003 was less than $500. A 10% increase or decrease in market interest rates would not have a material impact on the Company's financial condition, results of operations or cash flows.

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

     As required by SEC Rule 13a-15(b), Hibbett carried out an evaluation, under the supervision and with the participation of Hibbett's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of Hibbett's disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on the foregoing, Hibbett's Chief Executive Officer and Chief Financial Officer concluded that Hibbett's disclosure controls and procedures were effective at the reasonable assurance level.

     There have been no changes in Hibbett's internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Hibbett's internal control over financial reporting.

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

         None

ITEM 5:           Other Information

         None

ITEM 6:           Exhibits and Reports on Form 8-K

(A)      Exhibits

                  Exhibit No.
31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1     Section 1350 Certification of Chief Executive Officer
32.2     Section 1350 Certification of Chief Financial Officer

(B)      Reports on Form 8-K

     The Company filed with the Commission a Current Report on Form 8-K dated August 19, 2003, to report, under Item 12, a copy of its press release announcing its financial results for the second fiscal quarter ended August 2, 2003.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                       HIBBETT SPORTING GOODS, INC.



Date:  September 12, 2003              By:  /s/ Gary A. Smith
       ------------------              ----------------------
                                       Gary A. Smith
                                       Vice President & Chief Financial Officer

                                                                   Exhibit 31.1


     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer


I, Michael J. Newsome, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hibbett Sporting Goods, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)and 15d-15(e))for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:     September 12, 2003


                                    /s/ Michael J. Newsome
                                    ------------------------
                                    Michael J. Newsome
                                    Chief Executive Officer

                                                                 Exhibit 31.2

       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer


I, Gary A. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hibbett Sporting Goods, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)and 15d-15(e))for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:     September 12, 2003


                                    /s/ Gary A. Smith
                                    ------------------------
                                    Gary A. Smith
                                    Chief Financial Officer

                                                                   Exhibit 32.1

              Section 1350 Certification of Chief Executive Officer

     Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

     (i) the accompanying Quarterly Report on Form 10-Q of the Company for the period ended August 2, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

    (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: September 12, 2003                    /s/ Michael J. Newsome
       ------------------                    ------------------------
                                             Michael J. Newsome
                                             Chief Executive Officer

                                                                    Exhibit 32.2

              Section 1350 Certification of Chief Executive Officer

     Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

     (i) the accompanying Quarterly Report on Form 10-Q of the Company for the period ended August 2, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

    (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: September 12, 2003                    /s/ Gary A. Smith
       ------------------                    ------------------------
                                             Gary A. Smith
                                             Chief Financial Officer