Form 10-Q
period 2003-11-01
HIBBETT SPORTING GOODS INC
filed 2003-12-16
CIK 1017480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)


   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------       EXCHANGE ACT OF 1934.

              For the quarterly period ended: November 1, 2003
                                              ----------------

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

                                 (205)942-4292
               (Registrant's telephone number including area code)

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

                           Yes   X        No ______
                              -------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                           Yes   X        No______
                              -------

     Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of December 12, 2003 were 15,484,908 shares.

                          HIBBETT SPORTING GOODS, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Unaudited Condensed Consolidated Balance Sheets at
        November 1, 2003 and February 1, 2003                                2

     Unaudited Condensed Consolidated Statements of
        Operations for the Thirteen and Thirty-Nine Week
        Periods Ended November 1, 2003 and November 2, 2002                  3

     Unaudited Condensed Consolidated Statements of
        Cash Flows for the Thirty-Nine Week Periods Ended
        November 1, 2003 and November 2, 2002                                4

     Notes to Unaudited Condensed Consolidated Financial Statements          5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         15

Item 4.  Controls and Procedures                                            16

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16

Item 2.  Changes in Securities and Use of Proceeds                          16

Item 3.  Defaults Upon Senior Securities                                    16

Item 4.  Submission of Matters to Vote of Security-Holders                  16

Item 5.  Other Information                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   17

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                       -----------   -----------
                                                       November 1,   February 1,
                                                          2003           2003
                                                       -----------   -----------
Assets
  Current Assets:
    Cash and cash equivalents                             $ 25,875      $ 12,016
    Accounts receivable, net                                 3,494         3,371
    Inventories                                            102,033        86,246
    Prepaid expenses and other                               3,233           760
    Refundable income tax                                      319             -
    Deferred income taxes                                      753           798
                                                       -----------   -----------
       Total current assets                                135,707       103,191
                                                       -----------   -----------
  Property and equipment, net                               25,621        26,205
                                                       -----------   -----------
  Noncurrent Assets:
    Deferred income taxes                                      143            60
    Other, net                                                 137           124
                                                       -----------   -----------
        Total noncurrent assets                                280           184
                                                       -----------   -----------
Total Assets                                              $161,608      $129,580
                                                       ===========   ===========
Liabilities and Stockholders' Investment
  Current Liabilities:
     Accounts payable                                     $ 38,443      $ 24,869
     Accrued income taxes                                        -         1,338
     Accrued expenses:
        Payroll-related                                      4,287         3,520
        Other                                                2,994         2,503
                                                       -----------   -----------
     Total current liabilities                              45,724        32,230

  Long-Term Debt                                                 -             -

  Stockholders' Investment:
     Preferred stock, $.01 par value 1,000,000 shares
        authorized, no shares outstanding                        -             -
     Common stock, $.01 par value, 50,000,000 shares
        authorized, 15,458,168 shares issued and
        outstanding at November 1, 2003 and
        15,121,750 shares issued and outstanding at
        February 1, 2003                                       155           151
     Paid-in capital                                        64,901        60,245
     Retained earnings                                      50,828        36,954
                                                       -----------   -----------
        Total stockholders' investment                     115,884        97,350
                                                       -----------   -----------
Total Liabilities and Stockholders' Investment            $161,608      $129,580
                                                       ===========   ===========

            See notes to condensed consolidated financial statements.


                                 HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Dollars In Thousands, Except Per Share Amounts)


                                                    Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                 --------------------------    --------------------------
                                                 November 1,    November 2,    November 1,    November 2,
                                                    2003           2002           2003           2002
                                                 -----------    -----------    -----------    -----------

Net sales                                        $    78,418    $    67,004    $   229,742    $   203,714
                                                 -----------    -----------    -----------    -----------
Cost of goods sold,
  including warehouse, distribution
  and store occupancy costs                           51,971         46,404        156,349        141,014
                                                 -----------    -----------    -----------    -----------
   Gross profit                                       26,447         20,600         73,393         62,700

Store operating, selling, and
  administrative expenses                             16,194         13,715         46,251         41,452

Depreciation and amortization                          1,820          1,733          5,370          5,113
                                                 -----------    -----------    -----------    -----------
   Operating income                                    8,433          5,152         21,772         16,135

Interest (income) expense, net                           (33)            21            (75)           172
                                                 -----------    -----------    -----------    -----------
   Income before provision for income taxes            8,466          5,131         21,847         15,963

Provision for income taxes                             3,090          1,873          7,974          5,827
                                                 -----------    -----------    -----------    -----------
     Net income                                  $     5,376    $     3,258    $    13,873    $    10,136
                                                 ===========    ===========    ===========    ===========

Basic earnings per common share                  $      0.35    $      0.22    $      0.91    $      0.67
                                                 ===========    ===========    ===========    ===========
Diluted earnings per common share                $      0.34    $      0.21    $      0.89    $      0.66
                                                 ===========    ===========    ===========    ===========

Weighted average shares outstanding:

     Basic                                        15,396,545     15,084,495     15,298,534     15,034,564
                                                 ===========    ===========    ===========    ===========
     Diluted                                      15,792,786     15,307,419     15,651,836     15,337,063
                                                 ===========    ===========    ===========    ===========

                           See notes to condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                                       Thirty-Nine Weeks Ended
                                                      -------------------------
                                                      November 1,   November 2,
                                                         2003          2002
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                          $   13,873    $   10,136
                                                      -----------   -----------
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                         5,370         5,113
     Deferred income taxes                                   207           (34)
     Loss on disposal of assets                              236            14
     Change in assets and liabilities                     (4,177)      (12,384)

        Total adjustments                                  1,636        (7,291)

        Net cash provided by operating activities         15,509         2,845
                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (5,011)       (4,463)
  Proceeds from sale of property                               7           117
                                                      -----------   -----------
        Net cash (used in) investing activities           (5,004)       (4,346)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Revolving loan activity, net                                -         (1,777)
  Proceeds from options exercised and purchase
     of shares under employee stock purchase plan          3,354         1,594
                                                      -----------   -----------
        Net cash provided by (used in)financing
            activities                                     3,354          (183)
                                                      -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 13,859        (1,684)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            12,016         1,972
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $   25,875   $       288
                                                      ===========   ===========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
          Interest                                    $       40   $       143
                                                      -----------   -----------
          Income taxes, net of refunds                $    8,363   $     6,776
                                                      -----------   -----------

            See notes to condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation & Accounting Policies

     The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 1, 2003. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial position as of November 1, 2003, and February 1, 2003, and the results of its operations and cash flows for the periods presented.

     The Company has experienced and expects to continue to experience seasonal fluctuations in its net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Interest

     Interest income for the thirteen and thirty-nine-week-periods ended November 1, 2003, was $46,044 and $115,590, respectively, shown net of interest expense of $13,453 and $40,340, respectively. Interest expense for the thirteen and thirty-nine-week-periods ended November 2, 2002, was $40,572 and $192,677, respectively, shown net of interest income of $19,035 and $20,797, respectively.

Advertising

     Hibbett  participates  in various  advertising  and  marketing  cooperative programs with its vendors, who, under these programs, reimburse Hibbett for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned. Hibbett's gross advertising costs for the thirteen weeks ended November 1, 2003, and November 2, 2002, were $629,685 and $504,535, respectively. The Company's gross advertising costs for the thirty-nine weeks ended November 1, 2003, and November 2, 2002, were $2,084,550 and $1,983,636, respectively.

 Reportable Segments

     Hibbett is an operator of full-line sporting good stores in small to mid-sized markets predominately in the southeast, mid-Atlantic and midwest. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customers and methods of distribution, the operations of Hibbett constitute only one reportable segment.

Customers

     No customer accounted for more than 5% of the Company's sales during the thirteen and thirty-nine-week periods ended November 1, 2003, or November 2, 2002.

Vendors

     For the thirteen-week-period ended November 1, 2003, Nike, our largest vendor, represented approximately 32.4% of our purchases, Reebok represented approximately 13.9% of our purchases and Adidas represented approximately 5.1% of our purchases. For the thirty-nine-week-period ended November 1, 2003, Nike, our largest vendor, represented approximately 35.6% of our purchases, Reebok represented approximately 10.8% of our purchases and New Balance represented approximately 9.1% of our purchases.

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

                                             Thirteen Week Period    Thirty-Nine Week Period
                                                     Ended                    Ended
                                             --------------------    -----------------------
                                              Nov. 1,     Nov. 2,      Nov. 1,      Nov. 2,
                                               2003        2002         2003         2002
                                             ---------  ---------    ----------   ----------
Net income--as reported                       $ 5,376    $ 3,258      $ 13,873     $ 10,136
Stock-Based Compensation Expense                 (244)      (246)         (728)        (737)
                                             ---------  ---------     ---------   ----------
Net income--pro forma                         $ 5,132    $ 3,012      $ 13,145     $  9,399

Diluted earnings per share--as reported           .34        .21           .89          .66
Diluted earnings per share--pro forma             .32        .20           .84          .61

     The weighted average assumptions for determining compensation costs for the thirteen-week-period ended November 1, 2003, under the fair value method include
(i) a risk-free interest rate based on zero-coupon governmental issues on each grant date with the maturity equal to the expected term of the options (2.8% and 5.0% for fiscal 2004 and 2003, respectively), (ii) an expected stock volatility of 55% and 58% for fiscal 2004 and 2003, respectively, and (iii) no expected dividend yield. The weighted average assumptions for determining compensation costs for the thirty-nine-week-period week period ended November 1, 2003, under the fair value method include (i) a risk-free interest rate based on zero-coupon governmental issues on each grant date with the maturity equal to the expected term of the options (2.7% and 5.1% for fiscal 2004 and 2003, respectively), (ii) an expected stock volatility of 55% and 58% for fiscal 2004 and 2003, respectively, and (iii) no expected dividend yield.

2.  Properties

     We currently lease all of our existing 404 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to seven years with options on the part of Hibbett to extend. Most leases also contain a three-year early termination option if projected sales levels are not met and a kickout clause if co-tenancy provisions are violated. We believe that this lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

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

     A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                            Thirteen Week Periods Ended     Thirty-Nine Week Periods Ended
                                            ---------------------------     ------------------------------
                                            November 1,     November 2,      November 1,      November 2,
                                               2003            2002             2003             2002
                                            -----------     -----------     ------------      ------------
Weighted average shares outstanding
    Basic                                    15,396,545      15,084,495       15,298,534        15,034,564
    Dilutive effect of stock options            396,241         222,924          353,302           324,499
                                            -----------     -----------     ------------      ------------
    Diluted                                  15,792,786      15,307,419       15,651,836        15,337,063
                                            ===========     ===========     ============      ============

     For the thirteen and thirty-nine-week periods ended November 1, 2003, there were no anti-dilutive options. For the thirteen and thirty-nine-week periods ended November 2, 2002, there were 233,962 and 28,125 anti-dilutive options excluded from the computation, respectively.

4.  Stockholders' Investment

     The Company offers participation in stock option plans to certain employees and individuals. Awards typically vest and become exercisable in incremental installments over a period of five years after the date of grant and expire on the tenth anniversary of the date of grant. For the thirty-nine-week period ended November 1, 2003, 330,044 shares were issued upon exercise of options, resulting in an increase in Stockholders' Investment of $4,556,000, which includes an increase in Paid in Capital of $1,306,000 attributable to the tax benefit received from the exercise of these options. For the thirty-nine weeks ended November 1, 2003, 6,769 shares were purchased under the Employee Stock Purchase Plan resulting in an increase in Stockholders' Investment of $105,000.

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

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (Interpretation 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The provisions of this disclosure became effective December 31, 2002, and the adoption of this provision did not have a material impact on our financial condition, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46 (Interpretation 46), "Consolidation of Variable Interest Entities." This interpretation addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. This interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include assets, liabilities and the results of operations of the variable interest entity in its financial statements.
Interpretation 46 applies immediately to variable interest entities that are created after or for which control is obtained after January 31, 2003.

     FASB Staff Position No. FIN 46-6, "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities," was issued with an effective date of October 9, 2003. This FASB Staff Position deferred the effective date for applying the provisions of Interpretation 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003.

     We will  implement the  provisions of  Interpretation  46 for our financial statements for the year ending January 31, 2004, and we expect the implementation to have no material impact on our financial condition, results of operations or cash flows.

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

     As of November 1, 2003, we operated 384 Hibbett Sports stores, as well as 16 smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores, in 21 states. The Company's primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000 square foot store located in enclosed malls or in strip shopping centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. We target markets with county populations that range from 30,000 to 100,000. By targeting smaller markets, we believe that we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

     Hibbett operates on a 52 or 53 week fiscal year ending on the Saturday nearest to January 31 of each year. Hibbett has been incorporated under the laws of the State of Delaware since October 6, 1996.

Store Locations

     As of November 1, 2003, we operated 404 stores in 21 contiguous states. Of these stores, 148 are located in malls and 256 are located in strip shopping centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. The following table shows the locations in which we operated stores as of November 1, 2003:

ALABAMA - 57     Conway (2)         McDonough         Bowling Green       Corinth               Washington          Dyersburg (2)
Adamsville       El Dorado          Milledgeville (2) Campbellsville      Flowood               Whiteville          Fayetteville
Arab             Forrest City       Moultrie          Corbin              Greenville (2)        Wilson              Franklin
Athens           Harrison           Newnan            Danville            Grenada               OHIO - 3            Gallatin
Auburn           Hope               Rome              Elizabethtown (2)   Hattiesburg (2)       Mt. Vernon          Greeneville
Bay Minnette     Hot Springs        Snellville        Frankfort           Jackson               New Boston          Jackson (3)
Bessemer         Jonesboro          St. Marys         Georgetown          Laurel                Steubenville        Jefferson City
Brewton          Little Rock        Statesboro (2)    Glasgow             Magee                 OKLAHOMA - 18       Kimball
Birmingham (2)   Magnolia           Thomaston         Hazard              McComb                Ada                 Kingsport
Calera           Monticello         Thomasville       Henderson           Meridian              Altus               Knoxville
Clanton          Paragould          Thomson           Hopkinsville        Natchez               Ardmore             Lebanon
Cullman          Pine Bluff         Tifton            Madisonville        New Albany            Bartlesville        Lenoir City
Daphne           Rogers             Toccoa            Mayfield            Ocean Springs         Chickasha           Martin
Decatur          Russellville       Valdosta (3)      Morehead            Oxford                Duncan              Maryville
Dothan           Searcy             Vidalia           Murray              Pascagoula            Enid                McMinnville
Enterprise       Van Buren          Villa Rica        Owensboro           Pearl                 McAlester           Memphis
Eufaula          FLORIDA - 15       Warner Robbins    Paducah             Picayune              Muskogee            Morristown
Fairfield  (2)   Chiefland          Waycross          Richmond            Richland              Miami               Murfreesboro (2)
Florence (2)     Clewiston          IOWA - 3          Somerset            Senatobia             Okmulgee            Nashville
Ft. Payne        Destin             Debuque           South Williamson    Starkville            Owasso              Paris
Gadsden          Ft. Walton Beach   Muscatine         Winchester          Tupelo (2)            Ponca City          Springfield
Gardendale       Gainesville        West Burlington   LOUISIANA - 12      Vicksburg (2)         Stillwater          Tullahoma
Guntersville     Gulf Breeze        ILLINOIS - 10     Abbeville           Waynesboro            Shawnee             Union City
Hartselle        Lake City          Carbondale        Bastrop             NEBRASKA - 2          Tahlequah           Winchester
Hoover           Lake Wales         Centralia         Crowley             Grand Island          Woodward            TEXAS - 14
Huntsville (2)   Leesburg           Charleston        Deridder            Hastings              Yukon               Cleburne
Jacksonville     Live Oak           Danville          Hammond             N. CAROLINA - 34      S. CAROLINA - 21    College Station
Jasper           Okeechobee         Galesburg         Monroe              Albemarle             Aiken               Early
Leeds            Palatka            Harrisburg        Natchitoches        Asheboro              Anderson            Greenville
Madison          Panama City        Moline            New Iberia          Boone                 Camden              Killeen
Montgomery (2)   Santa Rosa         Mt. Vernon        Ruston              Burlington            Chester             Longview
Muscle Shoals    Sebring            Quincy            Thibodaux           Clinton               Columbia            Lufkin
Northport        GEORGIA - 51       Sterling          West Monroe         Dunn                  Conway              Midland
Oneonta          Acworth            INDIANA - 12      Winnsboro           Elizabeth City        Greenville          Mt. Pleasant
Opelika          Albany             Bedford           MISSOURI - 14       Elkin                 Greenwood           Palestine
Oxford           Americus           Columbus          Cape Girardeau      Forest City           Hartsville          Paris
Parkway City     Athens (2)         Corydon           Florissant          Greenville            Lancaster           Sherman
Pelham           Bainbridge         Crawfordsville    Fulton              Hendersonville        Laurens             Victoria
Pell City        Brunswick          Greencastle       Hannibal            Jacksonville          Lexington           Waco
Phenix City      Canton             Greenfield        Jefferson City      Kinston               Marion              VIRGINIA - 12
Prattville       Carrollton         Greensburg        Kennett             Lexington             Murrells Inlet      Bristol
Roebuck          Cedartown          Jasper            Kirksville          Lincolnton            Myrtle Beach        Cedar Bluff
Scottsboro       Centerville        Madison           Moberly             Lumberton             Newberry            Christianburg
Selma            Columbus (3)       Princeton         Poplar  Bluff       Monroe (2)            Orangeburg          Covington
Talladega        Cordele            Seymour           Rolla               Morehead City         Rockhill            Franklin
Thomasville      Cornelia           Vincennes         Sedalia             Morganton             Seneca              Galax
Tillmans Corner  Covington          KANSAS - 8        Sikeston            New Bern              Sumter              Martinsville
Troy             Dalton             Coffeyville       St. Roberts         Reidsville            York                Norton
Trussville       Douglasville       Dodge City        Warrensburg         Roanoke Rapids        TENNESSEE - 36      Petersburg
Tuscaloosa (3)   Ft. Olgethrope     Emporia           MISSISSIPPI - 34    Rockingham            Athens              South Boston
Valley           Gainesville        Hays              Batesville          Salisbury             Chattanooga         Staunton
ARKANSAS - 22    Griffin            Liberal           Clarksdale          Sanford               Cleveland           Wythville
Arkadelphia      Hinesville         Manhattan         Cleveland           Shallotte             Columbia            W. VIRGINIA -3
Batesville       Hiram (2)          Pittsburg         Clinton             Shelby (2)            Cookeville (2)      Beckley
Benton           Jessup             Salina            Columbia            Southern Pines        Crossville          Martinsburg
Blytheville      La Grange (2)      KENTUCKY - 23     Columbus (2)        Statesville           Dickson             Morgantown
Cabot            Macon              Ashland

Results of Operations

     The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

                                                   Thirteen Week       Thirty-Nine Week
                                                    Period Ended         Period Ended
                                                 -----------------    ------------------
                                                 Nov. 1,   Nov. 2,    Nov. 1,    Nov. 2,
                                                  2003      2002       2003       2002
                                                 -------   -------    -------    -------
Net sales                                         100.0%    100.0%     100.0%     100.0%
Cost of goods sold, including warehouse,
  distribution and store occupancy costs           66.3      69.3       68.1       69.2
                                                 -------   -------    -------    -------
Gross profit                                       33.7      30.7       31.9       30.8
Store operating, selling, and administrative
  Expenses                                         20.6      20.4       20.1       20.4
Depreciation and amortization                       2.3       2.6        2.3        2.5
                                                 -------   -------    -------    -------
Operating income                                   10.8       7.7        9.5        7.9
Interest expense, net                               0.0       0.0        0.0        0.1
                                                 -------   -------    -------    -------
Income before provision for income taxes           10.8       7.7        9.5        7.8
Provision for income taxes                          3.9       2.8        3.5        2.8
                                                 -------   -------    -------    -------
Net income                                          6.9%      4.9%       6.0%       5.0%
                                                 =======   =======    =======    =======


Thirteen Weeks Ended November 1, 2003 Compared to Thirteen Weeks Ended November 2, 2002

     Net sales. Net sales increased $11.4 million, or 17.0%, to $78.4 million for the thirteen weeks ended November 1, 2003, from $67.0 million for the comparable period in the prior year. This increase is attributed to the opening of forty-six Hibbett Sports stores and two Sports Additions, net of store closings, in the 52 week period ended November 1, 2003, and a 6.9% increase in comparable store net sales for the thirteen week period ended November 1, 2003. The increase in comparable store net sales was primarily due to increased sales in apparel. Apparel sales, mainly college and pro-licensed products and active wear, were driven by retro college, NBA, NFL and MLB jerseys, Under Armour performance wear, and ladies college apparel. Footwear sales, driven by retro-basketball, New Balance running shoes, Converse, Nike Shox, Reebok classics and Kswiss athletic shoes, were up low single digits compared to last year's numbers. Strength equipment, boxing and football accessories and inflatables drove equipment sales, which were up low single digits from last year's numbers. New stores and stores not in the comparable store net sales calculation accounted for $7.1 million of the increase in net sales, and increases in comparable store net sales contributed $4.3 million. Comparable store net sales data for the period reflect sales for our traditional format Hibbett Sports stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended November 1, 2003, we opened seventeen Hibbett Sports stores and closed one Hibbett Sports store and two Sports Addition stores.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for our distribution center. Gross profit was $26.4 million, or 33.7% of net sales, in the thirteen weeks ended November 1, 2003, as compared to $20.6 million, or 30.7% of net sales, in the same period of the prior fiscal year. The increase in rate was primarily driven by improvements in retail shrinkage of 146 basis points, reductions in net markdowns of 71 basis points, higher initial mark-up of 30 basis points due to increased vendor discounts and the favorable leveraging of warehouse and occupancy costs of 34 basis points.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $16.2 million, or 20.6% of net sales, for the thirteen weeks ended November 1, 2003, as compared to $13.7 million, or 20.4% of net sales, for the comparable period a year ago. The increase in store operating, selling and administrative expenses as a percentage of net sales in the thirteen weeks ended November 1, 2003, is primarily attributed to increases in inventory counting expense and store opening and closing cost. Inventory counting expense increased 12 basis points as a percentage of net sales for the thirteen-week-period ended November 1, 2003, compared to the same period last year as a result of taking more inventories in the third quarter this year compared to last year. Last year, all stores were inventoried during the second quarter due to the implementation of a new warehouse system leaving fewer stores to be inventoried during the third quarter of last year. New store costs increased 21 basis points as a percentage of net sales due to the opening of seven more stores this period compared to the same thirteen-week period last year. Store closing cost accounted for an increase of 28 basis points as a percentage of net sales due to the cost associated with the closing of three stores during the thirteen week period ended November 1, 2003, and the $100,000 gain recorded last year for the disposition of a store. These expenses were somewhat offset by the leveraging of labor expenses, a 17 basis point reduction as a percentage of net sales this period compared to the same period last year, and a 25 basis point reduction in store supply expense.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales decreased to 2.3% of net sales for the thirteen-week-period ended November 1, 2003, compared with 2.6% of net sales for same thirteen-week- period last year. The reduction in depreciation and amortization expense as a percentage of net sales is due to an increase in sales this quarter compared to the same thirteen-week-period last year and an increase in landlord contributions on leasehold improvements.

     Interest (income) expense. Net interest income for the thirteen weeks ended November 1, 2003, was $33,000 compared to $21,000 of interest expense in the prior year period. The increase in interest income is due to a higher cash position this year versus last year and lower borrowing levels due to a reduction in working capital needs.

Thirty-Nine Weeks Ended November 1, 2003 Compared to Thirty-Nine Weeks Ended November 2, 2002

     Net sales. Net sales increased $26.0 million, or 12.8%, to $229.7 million for the thirty-nine weeks ended November 1, 2003, from $203.7 million for the comparable period in the prior year. This increase is attributed to the opening of forty-six Hibbett Sports stores and two Sports Additions, net of store closings, in the 52 week period ended November 1, 2003 and a 4.2% increase in comparable store net sales for the thirty-nine-week-period ended November 1, 2003. The increase in comparable store net sales was primarily due to increased sales in apparel. Apparel sales, mainly college and pro-licensed products and active wear, were driven by retro NBA and MLB jerseys, Under Armour and Nike Dri-Fit performance wear, and ladies college apparel and cheerleading shorts. Basketball, New Balance running shoes, Nike Shox, Kswiss athletic shoes and the retro-classic look drove footwear sales. Equipment sales were down from last year's numbers, but there were positive trends in basketball, football, exercise equipment and boxing in the third quarter of this year. New stores and stores not in the comparable store net sales calculation accounted for $18.3 million of the increase in net sales, and increases in comparable store net sales contributed $7.7 million. Comparable store net sales data for the period reflect sales for our traditional format Hibbett Sports stores open throughout the period and the corresponding period of the prior fiscal year. During the thirty-nine weeks ended November 1, 2003, we opened thirty-nine Hibbett Sports stores and two Sports Additions and closed six Hibbett Sports stores and two Sports Additions stores.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $73.4 million, or 31.9% of net sales, in the thirty-nine weeks ended November 1, 2003, as compared to $62.7 million, or 30.8% of net sales, in the same period of the prior fiscal year. A 106 basis point decrease in retail reductions (net markdowns and inventory shortages) plus favorable leveraging of warehouse expenses was somewhat offset by small increases in inbound freight and occupancy costs.

        Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $46.3 million, or 20.1% of net sales, for the thirty-nine weeks ended November 1, 2003, as compared to $41.5 million, or 20.4% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirty-nine weeks ended November 1, 2003, is primarily attributed to a reduction in advertising expense and the leveraging of labor expense. Advertising costs decreased as a percentage of net sales by 14 basis points this period compared to the same thirty-nine-week-period last year due to less promotional advertising. Labor expenses decreased as a percentage of net sales by 15 basis points this thirty-nine-week-period compared with the same period last year due to higher than expected comparable store sales and improved labor controls.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales decreased to 2.3% of net sales for the thirty-nine-week-period ended November 1, 2003, compared with 2.5% of net sales for same thirty-nine-week-period last year. The reduction in depreciation and amortization expense as a percentage of net sales is due to an increase in sales this quarter compared to the same thirteen-week-period last year and an increase in landlord contributions on leasehold improvements.

     Interest (income) expense. Net interest income for the thirty-nine weeks ended November 1, 2003, was $75,000 compared to $172,000 of interest expense in the prior year period. The increase in interest income is due to a higher cash position this year versus last year and lower borrowing levels due to a reduction in working capital needs.

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

     Net cash provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. Inventory levels per store decreased during the thirty-nine-week-period ended November 1, 2003, compared to inventory levels for same thirty-nine-week-period last year due to enhanced merchandise flow through the distribution center, consolidation of vendors and SKUs, and the reduction of aged merchandise. Accordingly, net cash provided by operating activities was $15.5 million for the thirty-nine-week-period ended November 1, 2003, compared with net cash provided by operating activities of $2.8 million for the thirty-nine-week-period ended November 2, 2002.

     With respect to cash flows used in investing activities, capital expenditures were $5.0 million in the thirty-nine- week-period ended November 1, 2003, compared with $4.5 million for the prior year period. Capital expenditures in the thirty-nine weeks ended November 1, 2003, were primarily related to the opening of forty-one new stores, the refurbishing of existing stores and various corporate additions, including automobiles and warehouse equipment.

     Net cash provided by financing activities was $3.4 million in the thirty-nine-week-period ended November 1, 2003, compared with net cash used in financing activities of $183,000 in the prior year period. Financing activities primarily relate to the proceeds from stock options exercised.

     We estimate capital expenditures in fiscal 2004 to be approximately $7.5 million, which includes resources budgeted to (i) fund the opening of approximately 60 to 65 Hibbett Sports stores (ii) remodel selected existing stores and (iii) fund corporate headquarters and distribution center related capital expenditures.

     Hibbett maintains an unsecured revolving credit facility that allows borrowings up to $35 million and which is subject to renewal on November 5, 2003. We also maintain an unsecured working capital line of credit for $7.0 million, which is subject to annual renewal each November. As of November 1, 2003, we had no debt outstanding under these facilities, compared with no debt outstanding under the revolving credit facility and $2.1 million outstanding under the working capital facility, on November 2, 2002. As of November 5, 2003, the unsecured revolving credit facility allowing borrowings up to $35 million expired. However, the Company has extended the $7.0 million line until January 5, 2004. We are also in the process of finalizing a new $25 million, two-year unsecured credit facility and expect to have this completed by the end of December 2003. Based on our current operating and store opening plans, management believes that we can fund our cash needs for the foreseeable future through borrowings under the revolving credit facility, the working capital facility and cash generated from operations.

Quarterly Fluctuations

     We have historically experienced and expect to continue to experience seasonal fluctuations in its net sales and operating income. Our net sales and operating income are typically higher in the fourth quarter due to sales increases during the holiday selling season. However, the seasonal fluctuations are reduced to some extent by the strong product demand in the spring, summer and back-to-school sales periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, merchandise mix, the relative proportion of stores represented by each of our three store concepts and demand for apparel and accessories driven by local interest in sporting events.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on its revolving credit facility and working capital facility, each of which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates. As of November 1, 2003, we had no debt outstanding under our credit facility. The average amount of borrowings outstanding under these agreements during the thirteen-week-period ended November 1, 2003 was $35,343 and the maximum amount outstanding was $2,943,143. The average amount of borrowings outstanding under these agreements during the thirty-nine-week-period ended November 1, 2003 was $36,443 and the maximum amount outstanding was $2,943,143. The total amount of interest paid during the thirty-nine week period ended November 1, 2003 was less than $500. A 10% increase or decrease in market interest rates would not have a material impact on the Company's financial condition, results of operations or cash flows.

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

         None

ITEM 5:           Other Information

         None

ITEM 6:           Exhibits and Reports on Form 8-K

(A)      Exhibits

Exhibit No.

10.2.8 Seventh Amendment to Credit Agreement dated as of November 05, 2003, between Hibbett Sporting Goods, Inc., Hibbett Team Sales, Inc., Sports Wholesale, Inc. and AmSouth Bank

31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1     Section 1350 Certification of Chief Executive Officer
32.2     Section 1350 Certification of Chief Financial Officer


(B) Reports on Form 8-K

     The Company filed with the Commission a Current Report on Form 8-K dated November 20, 2003, to report, under Item 12, a copy of its press release announcing its financial results for the third fiscal quarter ended November 1, 2003.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                              HIBBETT SPORTING GOODS, INC.



Date: December 15, 2003                      By:   /s/ Gary A. Smith
      -----------------                      -----------------------------------
                                             Gary A. Smith
                                             President & Chief Financial Officer

                                                                  Exhibit 10.2.8


                      SEVENTH AMENDMENT TO CREDIT AGREEMENT

     THIS SEVENTH AMENDMENT TO CREDIT AGREEMENT ("this Amendment") dated as of November 5, 2003 is entered into by HIBBETT SPORTING GOODS, INC., a Delaware corporation, HIBBETT TEAM SALES, INC., an Alabama corporation, and SPORTS WHOLESALE, INC., an Alabama corporation (together referred to as the "Borrowers"), and AMSOUTH BANK, an Alabama banking corporation (the "Lender").

                                    Recitals
         A. The Borrowers and the Lender have previously entered into that certain Credit Agreement dated as of November 5, 1998 as amended by a First Amendment thereto dated as of November 19, 1999, a Second Amendment thereto dated as of April 17, 2000, a Third Amendment thereto dated as of November 30, 2000, a Fourth Amendment thereto dated as of June 15, 2001, a Fifth Amendment thereto dated as of November 30, 2001 and a Sixth Amendment thereto dated as of November 1, 2002 (as amended, the "Credit Agreement"). Capitalized terms not otherwise herein defined shall have the meanings given them in the Credit Agreement.

         B. The Borrowers have requested and the Lender has agreed to enter into certain amendments to the Credit Agreement, as set forth herein.

                                    Agreement
         NOW, THEREFORE, in consideration of the foregoing recitals and in further consideration of the mutual agreements set forth herein, the Borrowers and the Lender hereby agree as follows:

     1. Recitals. The recitals herein above are hereby incorporated by this reference as if fully set forth herein.

     2. Rules of Construction. This Amendment is subject to the rules of construction set forth in Section 1.1 of the Credit Agreement.

     3. Representations and Warranties of Borrowers. Each of the Borrowers represents and warrants to the Lender as follows:

     (a) Representations and Warranties in Loan Documents. All of the representations and warranties set forth in the Loan Documents are true and correct in all material respects on and as of the date hereof, except to the extent that such representations and warranties expressly relate to an earlier date.

     (b) No Default. Each of the Borrowers is in compliance in all material respects with all the terms and provisions set forth in the Loan Documents on its part to be observed or performed, and, no Event of Default, nor any event that upon notice or lapse of time or both would constitute such an Event of Default, has occurred and is continuing.

     4. Amendments to Credit Agreement. The Credit Agreement is hereby amended as follows:
        Extension of Termination Date. The defined term "Termination Date" is hereby further amended to read, in its entirety, as follows:

                    "Termination Date means January 5, 2004."

     5. Loan Documents to Remain in Effect. Except expressly amended herein, the Credit Agreement and the other Loan Documents shall remain in full force and effect in accordance with their respective terms.

     6. No Novation, etc. Nothing contained in this Amendment shall be deemed to constitute a novation of the terms of the Loan Documents, nor impair any Liens granted to the Lender thereunder, nor release any person from liability for any of the Credit Obligations, nor affect any of the rights, powers or remedies of the Lender under the Loan Documents, nor constitute a waiver of any provision thereof.

     7. Governing Law, Successors and Assigns, etc. This Amendment shall be governed by and construed in accordance with the laws of the State of Alabama and shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.

     8. Headings. The descriptive headings of the sections of this Amendment are for convenient reference only and shall not be deemed to affect the meaning or construction of any of the provisions hereof.

     9. Entire Agreement. This Amendment constitutes the entire understanding to date of the parties hereto regarding the subject matter hereof and supersedes all prior and contemporaneous oral and written agreements of the parties thereto with respect to the subject matter hereof.

     10. Severability. If any provision of this Amendment shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

     11. Counterparts. This Amendment may be executed in any number of counterparts, each of which so executed shall be deemed an original, but all such counterparts shall together constitute but one and the same instrument.

     12. No Waiver. Nothing contained in this Amendment shall be construed as a waiver or acknowledgment of, or consent to any breach of or Event of Default under the Credit Agreement or the other Loan Documents.

     13. Effect of this Amendment. This Amendment amends and supplements the Credit Agreement and shall be construed as if it is a part thereof for all purposes. Any representation or warranty contained herein that is determined by the Lender to have been misleading or untrue in any material respect at the time made shall constitute an Event of Default under the Credit Agreement and the other Loan Documents in accordance with Section 8.1 of the Credit Agreement as if such representation or warranty had been contained in the Credit Agreement, and any default by the Borrowers in the performance or observance of any provision of this Amendment that continues unremedied after the grace period described in Section 8.1 of the Credit Agreement shall constitute an Event of Default under that section as if such provision had been contained in the Credit Agreement.

                    [SIGNATURES APPEAR ON THE FOLLOWING PAGE]

     IN WITNESS WHEREOF, the Borrowers and the Lender have caused this Amendment to be executed and delivered by their duly authorized representatives on the date set forth above.



                            HIBBETT SPORTING GOODS, INC., a Delaware corporation

                            By:      /s/  Gary A. Smith
                            ----------------------------------------------------
                            Its:     Vice President & Chief Financial Officer


                            HIBBETT TEAM SALES, INC., an Alabama corporation

                            By:      /s/  Gary A. Smith
                            ----------------------------------------------------
                            Its:     Vice President & Chief Financial Officer


                            SPORTS WHOLESALE, INC., an Alabama corporation

                            By:      /s/  Gary A. Smith
                            ----------------------------------------------------
                            Its:     Vice President & Chief Financial Officer


                            AMSOUTH BANK, an Alabama banking corporation

                            By:     /s/ David A. Simmons
                            ----------------------------------------------------
                            Its:    Senior Vice President
                            ----------------------------------------------------

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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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


Date:     December 15, 2003                        /s/ Michael J. Newsome
                                                   -----------------------
                                                   Michael J. Newsome
                                                   Chief Executive Officer

                                                                    Exhibit 31.2

        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer


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

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:     December 15, 2003                       /s/ Gary A. Smith
                                                  ----------------------------
                                                  Gary A. Smith
                                                  Chief Financial Officer

                                                                    Exhibit 32.1

              Section 1350 Certification of Chief Executive Officer

     Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

     (i) the accompanying Quarterly Report on Form 10-Q of the Company for the period ended November 1, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: December 15, 2003                            /s/ Michael J. Newsome
                                                    --------------------------
                                                    Michael J. Newsome
                                                    Chief Executive Officer

                                                                    Exhibit 32.2

              Section 1350 Certification of Chief Financial Officer

     Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

     (i) the accompanying Quarterly Report on Form 10-Q of the Company for the period ended November 1, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: December 15, 2003                       /s/ Gary A. Smith
                                               ------------------------------
                                               Gary A. Smith
                                               Chief Financial Officer