Form 10-K
period 2004-01-31
HIBBETT SPORTING GOODS INC
filed 2004-04-15
CIK 1017480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                 Commission file number
     January 31, 2004                                            000-20969

                          HIBBETT SPORTING GOODS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                            63-1074067
     (State of other jurisdiction                             (I.R.S. Employer
   of Incorporation or organization)                         Identification No.)

         451 Industrial Lane
         Birmingham, Alabama                                         35211
(Address of Principal Executive Offices)                           (Zip Code)

               Registrant's telephone number, including area code:
                                 (205) 942-4292

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class                              Name of Each Exchange on
 Common Stock, $.01 Par Value                              Which Registered
         Per Share                                        NASDAQ Stock Market


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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes X No ___

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are "affiliates") was $350,280,380 on August 1, 2003, based on the closing sale price of $23.09 at August 1, 2003 for the Common Stock on such date on the Nasdaq National Market.

     The number of shares outstanding of the Registrant's Common Stock, as of April 13, 2004 was 15,594,323.

                       DOCUMENTS INCORPORATED BY REFERENCE
     The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be held June 2, 2004. Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 2004.

                          HIBBETT SPORTING GOODS, INC.

                                      INDEX


                                     PART I

Item 1.  Business                                                              4

Item 2.  Properties                                                           11

Item 3.  Legal Proceedings                                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                  12


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                  12

Item 6.  Selected Consolidated Financial and Operating Data                   14

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15

Item 7A. Quantitative and Qualitative Disclosure About Market Risk            22

Item 8.  Consolidated Financial Statements and Supplementary Data             22

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             38

Item 9A. Controls and Procedures                                              38


                                    PART III

Item 10. Directors and Executive Officers of Registrant                       38

Item 11. Executive Compensation                                               38

Item 12. Security Ownership of Certain Beneficial Owners and Management       38

Item 13. Certain Relationships and Related Transactions                       38

Item 14. Principal Accounting Fees and Services                               39


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K      39

A Warning About Forward-Looking Statements

     This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "target" or "estimate." For example, our forward-looking statements include statements regarding:

      - our anticipated sales, including comparable store net sales, net sales growth and earnings growth;
      - our growth, including our plans to add, expand or relocate stores and square footage growth;
      - the possible effect of inflation and other economic changes on our costs and profitability;
      -  our cash needs,
         including our ability to fund our future capital expenditures and working capital requirements;
      - our gross profit margin and earnings and our ability to leverage store operating, selling and administrative expenses and offset other operating expenses;
      -  our seasonal sales patterns;
      - the future reliability of, and cost associated with, our sources of supply, particularly imported goods;
      -  the capacity of our distribution center;
      -  our ability to renew or replace store leases satisfactorily; and
      -  our expectations regarding competition.

     You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the "Risk Factors" described beginning on page 8, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 15.

     Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this annual report and you should not expect us to do so.

     Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material nonpublic information or other confidential commercial information. Accordingly, shareholders should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report. We do not, by policy, confirm forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Introductory Note

     Unless otherwise stated, references to "we," "our," "Hibbett" and "Company" generally refer to Hibbett Sporting Goods, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any reference to "2004" or "Fiscal 2004" relates to as of or for the year ended January 31, 2004. Any reference to "2003" or "Fiscal 2003" relates to as of or for the year ended February 1, 2003. Any references to "2002" or "Fiscal 2002" relates to as of or for the year ended February 2, 2002.

Available Information

     The Company maintains an Internet website at the following address: www.hibbett.com.

     We make available on or through our website certain reports that we file with or furnish to the Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC.

     Reports filed with or furnished to the SEC are also available free of charge upon request by contacting our corporate office at (205) 942-4292.

                                     PART I

                                Item 1. Business

General

     Hibbett Sporting Goods, Inc. ("we" or "Hibbett" or the "Company") is a rapidly-growing operator of full-line athletic sporting goods stores in small to mid-sized markets predominantly in the Southeast, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel at competitive prices with a high-level of customer service. Hibbett's merchandise assortment features a broad selection of brand name merchandise emphasizing team sports complemented by localized apparel and accessories designed to appeal to a wide range of customers within each market. We believe our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets.

     As of January 31, 2004, we operated 408 Hibbett Sports stores as well as sixteen smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 21 states. Over the past two years, we have increased the number of stores from 329 stores to 428 stores, an increase in store base of 30%. Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located in enclosed malls or in strip centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. Although competitors in some markets may carry similar product lines and national brands, we believe the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

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

     We believe our ability to merchandise to local sporting or community interests differentiates Hibbett from its national competitors. This strong regional focus also enables us to achieve significant cost benefits including lower corporate expenses, reduced distribution costs and increased economies of scale from marketing activities. Additionally, we also use sophisticated information systems to maintain tight controls over inventory and operating costs.

     We strive to hire enthusiastic sales personnel with an interest in sports. Our extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, videos, self-study courses, and interactive group discussions.

Store Concepts

Hibbett Sports

     Our primary retail format is Hibbett Sports, a 5,000 square foot store located in enclosed malls or in strip centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. We tailor our Hibbett Sports stores to the size, demographics and competitive conditions of each market. Of these stores, 139 Hibbett Sports stores are located in enclosed malls, the majority of which are the only enclosed malls in the county, and the remaining 269 stores are located in strip centers.

     Hibbett  Sports  stores  offer a core  selection  of  quality,  brand  name merchandise with an emphasis on team sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. For example, we believe that apparel with logos of sports teams of local interest represents a larger percentage of the merchandise mix in Hibbett Sports stores than it does in the stores of national chain competitors. In addition, we strive to respond quickly to major sports events of local interest. Such events in fiscal 2004 included Louisiana State University's SEC Championship and National Championship title, the success of Oklahoma's football team and the Carolina Panthers playoff run and Super Bowl appearance in fiscal 2004.

Sports Additions

     Our sixteen Sports Additions stores are small, mall-based stores, averaging 2,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel. Sports Additions stores offer a broader assortment of athletic footwear, with a greater emphasis on fashion than the athletic footwear assortment offered by Hibbett Sports stores. All but four Sports Additions stores are currently located in malls in which Hibbett Sports stores are also present.

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

Team Sales

     Hibbett Team Sales, Inc. ("Team Sales"), a wholly-owned subsidiary of Hibbett, is a leading supplier of customized athletic apparel, equipment and footwear to school, athletic and youth programs in Alabama. Team Sales sells its merchandise directly to educational institutions and youth associations. The operations of Team Sales are independent of the operations of our retail stores. Team Sales does not meet the materiality reporting requirements of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information.

Expansion Strategy

     In fiscal 1994, we began to accelerate our rate of new store openings to take advantage of the growth opportunities in our target markets. We have currently identified approximately 400 potential markets for future Hibbett Sports stores generally within the states in which we operate. Our clustered expansion program, which calls for opening new stores within a two-hour driving distance of an existing Hibbett location, allows us to take advantage of efficiencies in distribution, marketing and regional management. During the last half of fiscal 2000, we expanded our distribution center to accommodate our recent growth and continued expansion. We believe the newly expanded facility can support Company growth up to 850 stores.

     In evaluating potential markets, we consider population, economic conditions, local competitive dynamics and availability of suitable real estate. Hibbett Sports stores effectively operate in both enclosed mall and strip center locations, which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store.

     Our continued growth largely depends upon our ability to open new stores in a timely manner and to operate them profitably. Additionally, successful expansion is subject to various contingencies, many of which are beyond our control. See "Risk Factors."

Merchandising

     Our merchandising strategy is to provide a broad assortment of quality athletic equipment, footwear and apparel at competitive prices in a full service environment. Our stores offer a broad selection of brand name merchandise with an emphasis on team sports and fitness. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. Historically, as well as for fiscal 2004, our leading product category is athletic footwear, followed by apparel and sporting equipment, ranked according to sales.

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

     Our success depends in part on our ability to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. See "Risk Factors".

Vendor Relationships

     The sporting goods retail business is very brand name driven. Accordingly, we maintain relationships with a number of well known sporting goods vendors to satisfy customer demand. We believe that our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets. As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors. As our vendors expand their product lines and grow in popularity, we expand sales and promotions of these products within our stores. In addition, as we continue to increase our store base and enter new markets, the vendors have increased their brand presence within these regions. We also emphasize and work with our vendors to establish favorable pricing and to receive cooperative marketing funds. We believe that we maintain very good working relationships with our vendors. For the fiscal year ended January 31, 2004, Nike, our largest vendor, represented approximately 34.3% of our purchases, Reebok represented approximately 11.0% of our purchases and New Balance represented approximately 8.9% of our purchases. For the fiscal year ended February 1, 2003, Nike, our largest vendor, represented approximately 36.0% of our purchases, New Balance represented approximately 11.1% of our purchases and Reebok represented approximately 9.1% of our purchases.

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

Advertising and Promotion

     We target special advertising opportunities in our markets to increase the effectiveness of our advertising budget. In particular, we prefer advertising in local media as a way to further differentiate Hibbett from national chain competitors. Substantially all of our advertising and promotional spending is centrally directed. Print advertising, including direct mail to customers and newspaper inserts, serves as the foundation of our promotional program and accounted for the majority of our total advertising costs in fiscal 2004. Other advertising means, such as outdoor billboards and Hibbett trucks, are used to reinforce Hibbett's name recognition and brand awareness in the community.

Distribution

     We maintain a single 220,000 square foot distribution center in Birmingham, Alabama, which services our existing stores. The distribution process is centrally managed from our corporate headquarters, which is located in the same building as the distribution center. To support our continued expansion, we invested in additional automation and product staging racks in fiscal 2003. We believe strong distribution support for our stores is a critical element of our expansion strategy and is central to our ability to maintain a low cost operating structure. As we continue to expand our store base, we intend to open new stores in locations that can be supplied from our existing distribution center. Due to improved technology, increased productivity and the implementation of a new warehouse system, we believe we can service up to 850 stores out of this distribution center.

     We receive substantially all of our merchandise at our distribution center. For key products, we maintain backstock at the distribution center that is allocated and distributed to stores through an automatic replenishment program based on items that are sold. Merchandise is typically delivered to stores weekly via Company-operated vehicles.

Competition

     The business in which we are engaged is highly competitive. Many of the items we offer in our stores are also sold by local sporting goods stores, athletic footwear and other specialty athletic stores, traditional shoe stores and national and regional full-line sporting goods stores. The marketplace for sporting goods remains highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies. In recent years, there has been significant consolidation of large format retailers in large metropolitan markets. However, we believe the competitive environment for sporting goods remains different in small to mid-sized markets where retail demand may not support larger format stores. In smaller markets, such as those targeted by Hibbett, national chains compete by focusing on a specialty category like athletic footwear.

     Our stores compete with national chains that focus on athletic footwear, local sporting goods stores, department and discount stores, traditional shoe stores and mass merchandisers. Although we face competition from a variety of competitors, we believe that our stores are able to compete effectively by being distinguished as full-line sporting goods stores with an emphasis on team sports and fitness merchandise complemented by a selection of localized apparel and accessories. Our competitors may carry similar product lines and national brands and a broader assortment, but we believe the principal competitive factors for all of our stores, including Sports & Co., Hibbett Sports and Sports Additions stores, are service, breadth of merchandise offered, availability of brand names and availability of local merchandise. We believe we compete favorably with respect to these factors in the small to mid-sized markets predominantly in the Southeast, Mid-Atlantic and Midwest. However, we cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets, could be detrimental to our business, financial condition and results of operations.

Trademarks

     Our Company is the owner of trademarks that are very important to our business. For the most part, trademarks are valid as long as they are in use and/or their registrations are properly maintained. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use.

     Following  is a list of  active  trademarks  registered  and  owned  by the
Company:

         - Hibbett Sports
         - Sports Additions

     The Company also has pending registration on the trademark logo "A Company Inspired by Sport."

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

     We have grown rapidly primarily through opening new stores, growing from 67 stores at the beginning of fiscal year 1997 to 428 stores at January 31, 2004. We plan to increase our store base by a net of 65 new Hibbett Sports stores in fiscal year 2005. Our continued growth will depend, in large part, upon our ability to open new stores in a timely manner and to operate them profitably. Additionally, successful expansion is subject to various contingencies, many of which are beyond our control. These contingencies include, among others:

        - our ability to identify and secure suitable store sites on a timely basis;
        - our ability to negotiate advantageous lease terms;
        - our ability to complete any necessary construction or refurbishment of these sites; and
        - the successful integration of new stores into existing operations.

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

     In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Our customers' purchases of discretionary items, including our products, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitability will decline. In addition, our sales could be adversely affected by a downturn in the economic conditions in the markets in which we operate.

Our inability to identify, and anticipate changes in, consumer demands and preferences and our inability to respond to such consumer demands in a timely manner could reduce our sales.

     Our products appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Our success depends on our ability to identify product trends as well as to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. We cannot assure you that we will be able to continue to offer assortments of products that appeal to our customers or that we will satisfy changing consumer demands in the future. Accordingly, our business, financial condition and results of operations could be materially adversely affected if:

        - we are unable to identify and respond to emerging trends;
        - we miscalculate either the market for the merchandise in our stores or our customers' purchasing habits; or
        - consumer demand dramatically shifts away from athletic footwear and apparel.

     In addition, we may be faced with significant excess inventory of some products and missed opportunities for other products, which would decrease our profitability.

If we lose any of our key vendors or any of our key vendors fail to supply us with merchandise, we may not be able to meet the demand of our customers and our sales could decline.

     Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase brand name merchandise at competitive prices. During the 52-week period ended January 31, 2004, Nike, our largest vendor, represented approximately 34.3% of our purchases, Reebok represented approximately 11.0% of our purchases and New Balance represented approximately 8.9% of our purchases. The loss of key vendor support could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is in high demand may be allocated by vendors based upon the vendors' internal criteria which is beyond our control.

     In addition, we believe many of our largest vendors source a substantial majority of their products from China and other foreign countries. Imported goods are generally less expensive than domestic goods and indirectly contribute significantly to our favorable profit margins. A disruption in the flow of imported merchandise or an increase in the cost of those goods may significantly decrease our sales and profits.

     We may experience a disruption or increase in the cost of imported vendor products at any time for reasons that may not be in our control. If imported merchandise becomes more expensive or unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands. Products from alternative sources may also be more expensive than those our vendors currently import. Risks associated with reliance on imported goods include:

  o  disruptions in the flow of imported goods because of factors such as:
        - raw material shortages, work stoppages, strikes and political unrest;
        - problems with oceanic shipping;
        - economic crises and international disputes; and

  o increases in the cost of purchasing or shipping foreign merchandise resulting from:
        - foreign government regulations, changes in currency exchange rates and local economic conditions; and
        - import duties, import quotas and other trade.

     Our sales and profitability could decline if vendors are unable to promptly replace sources providing equally appealing products at a similar cost.

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

     We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales, operating income and net income. Our net sales, operating income, and net income are typically higher in the spring, back to school, and Christmas seasons. An economic downturn during these periods could adversely affect us to a greater extent than if a downturn occurred at other times of the year.

Our operating results may fluctuate as we open new stores.

     We plan to increase our store base by a net of approximately 65 new Hibbett Sports stores in fiscal year 2005. We have currently identified approximately 400 potential markets for future Hibbett Sports stores generally within the states in which we operate. Our results of operations may vary significantly as a result of the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-operating expenses associated with new stores and the relative proportion of new stores to mature stores. Any significant variation in our results of operations could adversely affect our stock price.

We would be materially and adversely affected if our single distribution center were shut down.

     We operate a single centralized distribution center in Birmingham, Alabama. We receive and ship substantially all of our merchandise at our distribution center. Any natural disaster or other serious disruption to this facility due to fire, tornado or any other cause would damage a portion of our inventory and could impair our ability to adequately stock our stores and our sales and profitability. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the center.

We depend on key personnel. If we lose the services of any of our principal executive officers, including Michael J. Newsome, our Chief Executive Officer and Chairman of the Board, we may not be able to run our business effectively and operating results could suffer.

     We have benefited from the leadership and performance of our senior management, especially Michael J. Newsome, our Chairman and Chief Executive Officer. Mr. Newsome has been instrumental in directing our business strategy within the small to mid-sized markets in the Southeast, Mid-Atlantic and Midwest and maintaining long-term relationships with our key vendors. Our overall success and the success of our expansion strategy will depend on our ability to retain our current management, including Mr. Newsome, and our ability to attract and retain qualified personnel in the future. As we continue to grow, we will continue to hire, appoint or otherwise change senior managers and other key executives. We do not maintain key man life insurance on any of our personnel nor do we have any employment or non-competition agreements with any of our executive officers. The loss of services of Mr. Newsome for any reason could have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of certain other principal executive officers could affect our ability to run our business effectively and our ability to successfully expand our operations.

Provisions in our charter documents and Delaware law might deter acquisition bids for us.

     Certain provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects and may discourage, delay or prevent a takeover attempt that a stockholder might consider in its best interest. These provisions, among other things:

        - classify our Board of Directors into three classes, each of which serves for different three year periods;
        - provide that a director may be removed by stockholders only for cause by a vote of the holders of not less than two-thirds of our shares entitled to vote;
        - provide that all vacancies on our Board of Directors, including any vacancies resulting from an increase in the number of directors, may be filled by a majority of the remaining directors, even if the number is less than a quorum;
        - provide that special meetings of the stockholders may only be called by the chairman of the Board of Directors, a majority of the Board of Directors or upon the demand of the holders of a majority of the shares entitled to vote at any such special meeting; and
        - require a vote of the holders of not less than two-thirds of the shares entitled to vote in order to amend the foregoing provisions and certain other provisions of our certificate of incorporation and bylaws.

     In addition, our Board of Directors, without further action of the stockholders, is permitted to issue and fix the terms of preferred stock which may have rights senior to those of common stock. We are also subject to the Delaware business combination statute, which may render a change in control of us more difficult.

Employees

     As of January 31, 2004, we employed approximately 1,200 full-time and approximately 2,200 part-time employees, none of whom are represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. We cannot guarantee that our employees will not, in the future, elect to be represented by a union. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

                               Item 2. Properties

     We currently lease all of our existing 428 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to ten years with options on the part of Hibbett to extend. Most leases also contain a three-year early termination option if projected sales levels are not met and a kick-out clause if co-tenancy and exclusivity provisions are violated. We believe that this lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training qualified management personnel.

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

     Our offices and our distribution center are leased under an operating lease expiring in 2014. We own Team division's warehousing and distribution center located in Birmingham, Alabama.

Store Locations

     We operate 428 stores in 21 contiguous states. Of these stores, 155 are located in malls and 273 are located in strip-shopping centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. The following shows the number of locations by state as of January 31, 2004:


Alabama   - 61        Kansas       - 11           Ohio         -  5
Arkansas  - 23        Kentucky     - 24           Oklahoma     - 18
Florida   - 16        Louisiana    - 14           S. Carolina  - 21
Georgia   - 52        Missouri     - 15           Tennessee    - 37
Iowa      -  3        Mississippi  - 35           Texas        - 16
Illinois  - 10        Nebraska     -  2           Virginia     - 13
Indiana   - 12        N. Carolina  - 37           W. Virginia  -  3


                            Item 3. Legal Proceedings

     We are party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel responsible for these matters, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect financial position, results of operations or cash flows of the Company.


           Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

  Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

     Our common stock is traded on the NASDAQ National Market (NASDAQ) under the symbol HIBB. The following table sets forth, for the periods indicated, the high and low closing sales prices of shares of our Common Stock as reported by NASDAQ. Prices quoted are reflective of the stock split affected on July 15, 2003.

 Fiscal 2004:                                            High             Low
   First Quarter  (February 2 to May 3)                $ 18.96          $ 12.97
   Second Quarter (May 4 to August 2)                  $ 23.13          $ 17.49
   Third Quarter  (August 3 to November 1)             $ 28.78          $ 21.63
   Fourth Quarter (November 2 to January 31)           $ 33.20          $ 24.35

 Fiscal 2003:                                            High             Low
   First Quarter  (February 3 to May 4)                $ 18.33          $ 13.83
   Second Quarter (May 5 to August 3)                  $ 19.00          $ 11.65
   Third Quarter  (August 4 to November 2)             $ 15.38          $ 11.70
   Fourth Quarter (November 3 to February 1)           $ 17.77          $ 14.23

     On April 13, 2004, the last reported sale price for our common stock as quoted by NASDAQ was $37.47 per share. As of April 5, 2004, the Company had approximately 42 shareholders of record.

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

           Item 6. Selected Consolidated Financial and Operating Data

                                                         HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                                                        (Dollars In Thousands, Except Per Share Amounts)


                                                 January 31,   February 1,    February 2,   February 3,   January 29,
                                                    2004          2003           2002           2001         2000
                                                 ---------     ---------      ---------     ---------     ---------
                                                 (52 Weeks)    (52 Weeks)     (52 Weeks)    (53 Weeks)    (52 Weeks)
Income Statement Data :

Net sales                                        $ 320,964     $ 279,187      $ 241,130     $ 209,626     $ 174,312
Cost of goods sold, including warehouse,
   distribution, and store occupancy costs         218,565       193,383        167,402       145,800       121,962
                                                 ---------     ---------      ---------     ---------     ---------
       Gross profit                                102,399        85,804         73,728        63,826        52,350

Store operating, selling, and
   administrative expenses                          63,194        55,529         48,891        40,789        34,142
Depreciation and amortization                        7,267         6,866          5,873         4,802         3,762
                                                 ---------     ---------      ---------     ---------     ---------
       Operating income                             31,938        23,409         18,964        18,235        14,446

Interest expense, net                                 (106)          214            625           830           422
                                                 ---------     ---------      ---------     ---------     ---------
       Income before provision for income
       taxes                                        32,044        23,195         18,339        17,405        14,024

Provision for income taxes                          11,696         8,466          6,786         6,593         5,364
                                                 ---------     ---------      ---------     ---------     ---------
       Net income                                $  20,348     $  14,729      $  11,553     $  10,812     $   8,660
                                                 =========     =========      =========     =========     =========

Earnings per common share:
   Basic:                                        $    1.33     $    0.98      $    0.78     $    0.74     $    0.60
   Diluted:                                      $    1.29     $    0.96      $    0.76     $    0.73     $    0.59


Weighted average shares outstanding:
      Basic                                     15,342,966    15,053,019     14,812,773    14,549,128    14,462,427
      Diluted                                   15,732,039    15,357,012     15,118,560    14,909,365    14,692,456

Selected Operating Data :
Number of stores open at end of period:
Hibbett Sports                                         408           351            309           261           206
Sports & Co.                                             4             4              4             4             4
Sports Additions                                        16            16             16            17            13
                                                 ---------     ---------      ---------     ---------     ---------
   Total                                               428           371            329           282           223
                                                 =========     =========      =========     =========     =========
Balance Sheet Data :
Working capital                                  $  96,446     $  70,961      $  56,334     $  51,684     $  37,831
Total assets                                       168,562       129,580        115,315       101,252        83,278
Total debt                                               -             -          3,903         9,748         4,391
Stockholders' investment                           122,890        97,350         80,063        66,665        54,201


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Hibbett is a rapidly growing operator of full-line sporting goods stores in small to mid-sized markets predominantly in the Southeast, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. Our merchandise assortment features a broad selection of brand name merchandise emphasizing team sports and fitness complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. We believe our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets.

     As of January 31, 2004 we operated 408 Hibbett Sports stores as well as 16 smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 21 states. Our primary retail format and growth vehicle is Hibbett Sports, a 5,000-square-foot store located in enclosed malls and dominant strip centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. We target markets with county populations that range from 30,000 to 100,000. By targeting smaller markets, we believe we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

     In fiscal 1994, we began to accelerate our rate of new store-openings to take advantage of the growth opportunities in our target markets. Since fiscal 1994, we have grown our store base from 49 to 428 stores. Our expansion strategy is to continue to open Hibbett Sports stores in our target markets. We plan to open approximately 65 Hibbett Sports stores, net of store closings, in fiscal 2005. We do not expect that the average size of our stores opened in fiscal 2005 will vary significantly from the average size of stores opened in fiscal 2004. Hibbett historically has comparable store sales in the low to mid-single digit range and we plan to increase total square footage by approximately 15% in fiscal year 2005. We believe total sales percentage growth will be in the mid teens in fiscal 2005.

     Over the past three years, we have increased our product margin due to improved vendor discounts, increased efficiencies in logistics and favorable leveraging of our store occupancy costs. We expect gross profit to increase 15 to 20 basis points in fiscal 2005.

     Due to our increased sales, we have leveraged our store operating, selling and administrative expenses and offset recent increases in certain expenses including property, casualty and medical insurance. With our expected sales increase, we plan to leverage expenses 10 to 20 basis points in fiscal 2005. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base and provide capital expenditures for both warehouse and information projects while increasing our cash position.

     Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, include 52 weeks of operations. Hibbett has been incorporated under the laws of the State of Delaware since October 6, 1996.

Results of Operations

         The following table sets forth consolidated statements of operations expressed as a percentage of net sales for the periods indicated:

                                                                          Fiscal Year Ended
                                                             ------------------------------------------
                                                             January 31,     February 1,    February 2,
                                                                 2004            2003           2002
                                                                ------          ------         ------

Net sales                                                       100.0%          100.0%         100.0%
Cost of goods sold, including warehouse,
  distribution, and store occupancy costs                        68.1            69.3           69.4
                                                                ------          ------         ------
  Gross profit                                                   31.9            30.7           30.6
Store operating, selling, and administrative expenses            19.7            19.9           20.3
Depreciation and amortization                                     2.3             2.4            2.4
                                                                ------          ------         ------
    Operating income                                              9.9             8.4            7.9
Interest expense, net                                             0.0             0.1            0.3
                                                                ------          ------         ------
    Income before provision for income taxes                      9.9             8.3            7.6
Provision for income taxes                                        3.6             3.0            2.8
                                                                ------          ------         ------
    Net income                                                    6.3%            5.3%           4.8%
                                                                ======          ======         ======


Fiscal 2004 Compared to Fiscal 2003

     Net sales. Net sales increased to $321.0 million from $279.2 million, an increase of $41.8 million, or 15.0%, for the 52 weeks ended January 31, 2004 as compared to the same 52-week period in the prior year. This increase is attributed to the opening of 63 Hibbett Sports stores and 2 Sports Additions stores, net of store closings, in the 52-week period ended January 31, 2004, and a 5.3% increase in comparable store net sales for the 52-week period ended January 31, 2004. The increase in comparable store net sales was primarily due to increased sales in apparel. Apparel sales, mainly college and pro-licensed products and active wear, were driven by retro NBA and NFL jerseys, Under Armour and Nike Dri-Fit performance wear, women's active wear and college apparel and cheerleading shorts. Basketball, New Balance running shoes, Nike Shox, Kswiss athletic shoes and the retro-classic look drove footwear sales. Equipment sales were down from last year's numbers, primarily due to category elimination in racket sports, golf and in-line skates. Our team sports business, which consists of baseball, basketball, football and soccer, improved during the fourth quarter, but did not offset the decreases from the eliminated categories and the softness in the fitness category. New stores and stores not in the comparable store net sales calculation accounted for $28.7 million of the increase in net sales, and increases in comparable store net sales contributed $13.1 million. Comparable store net sales data for the year reflect sales for our Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. During the 52-week period ended January 31, 2004, we opened 63 Hibbett Sports stores and 2 Sports Additions and closed 8 stores.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $102.4 million, or 31.9% of net sales, in the 52 weeks ended January 31, 2004, compared with $85.8 million, or 30.7% of net sales, in the same period of the prior fiscal year. The improved gross margin is primarily attributed to selling more merchandise at full price, the leveraging of occupancy and warehouse cost and improved logistics flow. Product margin improved 89 basis points due to gains in initial mark on, a reduction in mark down rate and improvements in shrinkage. Occupancy, as a percent of net sales, improved by 14 basis points year over year due to above average comparable store sales gains. Warehouse costs improved by 19 basis points, primarily due to the leveraging of salaries and benefits.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $63.2 million, or 19.7% of net sales, for the 52-week period ended January 31, 2004, compared with $55.5 million, or 19.9% of net sales, for the comparable period a year ago. Net of the sale on a leasehold interest in fiscal 2003, store operating, selling and administrative expenses were 19.7% of net sales versus 20.1% for the same adjusted period last year. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the 52 weeks ended January 31, 2004, was attributed to the leveraging of store labor and other store-related non-payroll expenses. Retail store labor decreased as a percent of net sales by 16 basis points this period compared with the same 52-week period last year due to higher than expected comparable store sales and improved labor controls. Store supplies were down 10 basis points year over year and net-advertising costs were reduced by 5 basis points this year compared to the same 52-week-period last year.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.2% in the 52 weeks ended January 31, 2004, and 2.4% in the 52 weeks ended February 1, 2003. The reduction in depreciation and amortization expense as a percentage of net sales is due to an increase in sales this year compared to the same 52-week period last year and an increase in landlord contributions on leasehold improvements.

     Provision for income taxes. Provision for income taxes as a percentage of net sales was 3.6% in the 52 weeks ended January 31, 2004, compared to 3.0% for the 52 weeks ended February 1, 2003, due to a 160 basis point increase in pre-tax income. The income tax rate as a percentage of pre-tax income was 36.5% for fiscal 2004 and fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002

     Net sales. Net sales increased to $279.2 million from $241.1 million, an increase of $38.1 million, or 15.8% for the 52 weeks ended February 1, 2003 compared to the same 52-week period in the prior year. This increase is attributed to the opening of 42 Hibbett Sports stores, net of store closings, in the 52-week period ended February 1, 2003, and a 3.9% increase in comparable store net sales for the 52-week period ended February 1, 2003. The increase in comparable store net sales was primarily due to increased sales in apparel and footwear. Apparel sales, mainly college and pro-licensed products and active wear, were driven by strong consumer demand for retro pro-licensed jerseys, caps and jackets, hooded fleece and moisture-wicking performance products. Nike basketball shoes, New Balance running shoes, K-Swiss athletic shoes and the retro and classic look drove footwear sales. Equipment sales were down from last year's numbers due to the industry's inability to produce new high-volume fitness items, such as the highly advertised ab-roller from previous years. New stores and stores not in the comparable store net sales calculation accounted for $30.1 million of the increase in net sales, and increases in comparable store net sales contributed $8.0 million. Comparable store net sales data for the year reflect sales for our Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. During the 52-week period ended February 1, 2003, we opened 45 Hibbett Sports stores and closed 3.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $85.8 million, or 30.7% of net sales, in the 52 weeks ended February 1, 2003, compared with $73.7 million, or 30.6% of net sales, in the same period of the prior fiscal year. The improved gross margin is primarily attributed to a reduction in freight expense of $205,000 this period compared with the same period last year, a decrease as a percent of net sales of 19 basis points, a reduction in warehouse labor-related expenses as a percent of net sales of 10 basis points this year compared with last year and a reduction in store occupancy costs as a percent of net sales of 10 basis points this period compared with the same period last year. The reduction in freight expense is a result of an increase in direct container shipments, an increase in backhauls and an increased percentage of full trailer loads. The reduction in warehouse labor-related expenses is due to lower inventory levels per store and less handling of merchandise in the warehouse through increased cross docking. The reduction in store occupancy-related costs as a percentage of net sales is a result of leveraging common area maintenance expenses. These improvements were partially offset by an increase in inventory shortages on a year over year basis due to better-than-expected performance in the prior year.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $55.5 million, or 19.9% of net sales, for the 52-week period ended February 1, 2003, compared with $48.9 million, or 20.3% of net sales, for the comparable period a year ago. Net of the sale on a leasehold interest, store operating, selling and administrative expenses were 20.1% of net sales versus 20.3% for the same period last year. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the 52 weeks ended February 1, 2003, is attributed to the leveraging of store labor and other store-related non-payroll expenses. Retail store labor decreased as a percent of net sales by 10 basis points during this period compared with the same 52-week period last year due to higher than expected comparable store sales and improved labor controls. The improvements in store labor and other related non-payroll expenses were somewhat offset by an increase in insurance costs post September 11, 2001. Property and casualty insurance costs increased by $941,000 year over year, a difference as a percent of net sales of 32 basis points.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.5% in the 52 weeks ended February 1, 2003, and 2.4% in the 52 weeks ended February 2, 2002. The increase as a percent to sales is primarily attributed to a $285,000, or 56% increase, in depreciation of shorter-lived assets, such as Point-of-Sale software.

     Provision for income taxes. Provision for income taxes as a percentage of net sales was 3.0% in the 52 weeks ended February 1, 2003, compared to 2.8% for the 52 weeks ended February 2, 2002, due to a 70 basis point increase in pre-tax income. The income tax rate as a percentage of pre-tax income was 36.5% for fiscal 2003 compared to 37.0% for fiscal 2002 due to lower state tax rates.

Liquidity and Capital Resources

     Our capital requirements relate primarily to new store openings and working capital requirements. Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year. Historically, we have funded our cash requirements primarily through cash flow from operations and borrowings under our revolving credit facilities.

         Our Statements of Cash Flows are summarized as follows (in thousands):

                                                                               Fiscal Year Ended
                                                                 ----------------------------------------------
                                                                   January 31,     February 1,    February 2,
                                                                      2004            2003           2002
                                                                    ---------       ---------      ---------

Net cash provided by operating activities                           $ 33,816        $ 18,203       $ 13,189
                                                                    =========       =========      =========
Cash flows provided by (used in) investing activities
       Capital expenditures                                           (7,563)         (6,719)        (8,726)
       Proceeds from sales of property and equipment                      12             611             28
                                                                    ---------       ---------      ---------
Net cash used in investing activities                                 (7,551)         (6,108)        (8,698)
                                                                    =========       =========      =========
 Cash flows provided by (used in) financing activities
        Revolving loan borrowings and repayments, net                      -          (3,903)        (5,845)
        Proceeds from options exercised and purchase of
          shares under the employee stock purchase plan                3,682           1,852          1,442
                                                                    ---------       ---------      ---------
Net cash provided by (used in) financing activities                 $  3,682        $ (2,051)      $ (4,403)
                                                                    =========       =========      =========

     Net cash provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. Net income has increased in each of the last three fiscal years. In addition, we have continued to increase our inventory levels throughout these periods as the number of stores has increased. However, inventory levels on a per-store basis have decreased. We financed this increase in total inventory primarily through cash generated from operations in each of the last three fiscal years. These activities resulted in cash flows provided by operating activities of $33.8 million, $18.2 million and $13.2 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

     With respect to cash flows from investing activities, capital expenditures for fiscal 2004 were $7.6 million compared with $6.7 million in fiscal 2003 and $8.7 million in fiscal 2002. Capital expenditures for the 52-week period ended January 31, 2004, were primarily related to the opening of 63 new Hibbett Sports stores and 2 new Sports Additions stores, the refurbishing of existing stores and purchasing corporate assets, including automobiles and warehouse equipment.

     We estimate capital expenditures in fiscal 2005 will be approximately $9.8 million, which relate to the opening of approximately 65 Hibbett Sports stores (exclusive of store closings), remodeling of selected existing stores and improvements at the Company's headquarters and distribution center.

     Net cash provided by (used in) financing activities was $3.7 million, ($2.1 million) and ($4.4 million) in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Cash flows from financing activities have historically represented financing of our long-term growth. In fiscal 2004, we received $3.7 million, excluding the related tax benefit, from proceeds related to stock options exercised and shares issued under the employee stock purchase plan.

     We negotiated a new unsecured revolving credit facility that allows borrowings up to $25 million and which will expire November 5, 2005, subject to renewal every two years. In fiscal 2003, the unsecured revolving credit facility allowed borrowings up to $35 million and we also maintained an unsecured working capital line of credit for $7 million, which expired on January 5, 2004 and was not renewed. As of January 31, 2004 and February 1, 2003, we had no debt outstanding under any of these facilities. Based on our current operating and store opening plans, management believes we can adequately fund our cash needs for the foreseeable future through cash generated from operations and borrowings under the new credit facility.

     The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sporting Goods, Inc. at January 31, 2004 (in millions):

                                                             Payments due under contractual obligations

                                                 F 2005       F 2006       F 2007       F 2008      F 2009    Thereafter      Total
                                               ---------    ---------    ---------    ---------   ---------   ----------   ---------
Long-term debt-revolving credit facility (1)   $      -     $     -      $       -    $       -   $       -    $       -   $       -
Operating Leases (2)                              23,512       19,916       15,940       12,174       8,086       17,024      96,652
                                               ---------    ---------    ---------    ---------   ---------   ----------   ---------
                                               $  23,512    $  19,916    $  15,940    $  12,174   $   8,086    $  17,024   $  96,652
                                               =========    =========    =========    =========   =========   ==========   =========


(1) See "Long-term Debt" - Financial Statement Note 2.
(2) See ""Leases" - Financial Statement Note 3.

Inflation and other Economic Factors

     Our ability to provide quality merchandise on a profitable basis may be subject to economic factors and influences that we cannot control. National or international events, including the war on terrorism, could lead to disruptions in economies in the United States or in foreign countries where a significant portion of our merchandise is manufactured. These and other factors could increase our merchandise costs and other costs that are critical to our operations. Consumer spending could also decline because of economic pressures.

     - Merchandise Costs. Based on current economic conditions, we expect that merchandise costs per unit will remain constant in fiscal 2005.

     - Freight Costs. Because of rising fuel costs, we could experience increases in freight costs. However, we do not expect these increases, if any, to have a material effect on our results of operations.

     - Minimum Wage. An increase in the mandated minimum wage could significantly increase our payroll costs. In prior years, proposals increasing the federal minimum wage by $1.00 per hour have narrowly failed to pass both houses of Congress.

     - Insurance Costs. During fiscal 2004, property, casualty and health insurance costs increased significantly. We expect that these costs will increase in fiscal 2005, but the increase will not be as significant as it was in the prior year.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces Interpretation 46, "Consolidation of Variable Interest Entities,' which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. We do not expect Interpretation 46 or FIN 46R to have any impact on our consolidated financial statements.

     In March 2004, the FASB issued Exposure Draft, "Share-Based Payment". In this statement, the FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees for future reporting periods. It is probable that the Company will be required to expense options under its current plan in future periods under this Exposure Draft. However, the Company cannot estimate the impact that expensing options will have on the final statements until the FASB completes its exposure draft process and issues its final statement.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 31, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

Critical Accounting Policies

     Revenue Recognition. All retail merchandise sales occur on-site in the Company's retail stores and the customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on layaway. The customer may make further payments in installments, but the entire purchase price for merchandise placed on layaway must be received by Hibbett within 30 days. Hibbett records the down payment and any installments as deferred revenue until the customer pays the entire purchase price for the merchandise and takes possession of such merchandise. Hibbett recognizes merchandise revenues at the time the customer takes possession of the merchandise.

     The cost of coupon sales incentives is recognized at the time the related revenue is recognized by Hibbett. Proceeds received from the issuance of gift cards are initially recorded as deferred revenue and such proceeds are subsequently recognized as revenue at the time the customer redeems such gift cards and takes possession of the merchandise.

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

     Inventory valuation methods require certain significant management estimates and judgments. These include estimates of merchandise markdowns and shrinkage, which significantly affect the ending inventory valuation at cost, as well as the resulting gross margins. The averaging required in applying the retail inventory valuation method and the estimates of shrink and markdowns may, under certain circumstances, result in inaccurate cost figures. Inaccurate inventory cost may be caused by applying the retail inventory to a group of products that have differing characteristics related to gross margin and turnover.

     We accrue for inventory shrinkage based on the actual historical shrink results of our most recent physical inventories. These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger. Store counts are performed on a cyclical basis and the distribution center counts are performed at the end of December or in early January every year.

     Management believes that the application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

Dividend Policy

     We have never declared or paid any dividends on our common stock. We currently intend to retain our future earnings to finance the growth and development of our business; and therefore, do not anticipate declaring or paying cash dividends on our common stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and other factors, as the Board of Directors deems relevant.

Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.

Quarterly and Seasonal Fluctuations

     We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales and operating income. Our net sales and operating income are typically higher in the fourth quarter due to sales increases during the holiday selling season. However, the seasonal fluctuations are mitigated by the strong product demand in the spring and back-to-school sales periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, merchandise mix, the relative proportion of stores represented by each of our three store concepts and demand for apparel and accessories driven by local interest in sporting events.

         The following tables set forth certain unaudited financial data for the quarters indicated:


                                    Unaudited Quarterly Financial Data
                         (Dollar amounts in thousands, except per share amounts)

                                                          Fiscal Year Ended January 31, 2004
                                              -----------------------------------------------------------
                                                 First          Second           Third           Fourth
                                              (13 Weeks)      (13 Weeks)       (13 Weeks)      (13 Weeks)
                                               --------        --------         --------        --------
Net sales                                      $ 79,593        $ 71,731         $ 78,418        $ 91,222
Gross profit                                     24,959          21,987           26,447          29,006
Operating income                                  8,253           5,086            8,433          10,166
Net income                                     $  5,255        $  3,242         $  5,376        $  6,475
                                               ========        ========         ========        ========
   Basic earnings per common share             $   0.35        $   0.21         $   0.35        $   0.42
                                               ========        ========         ========        ========
   Diluted earnings per common share           $   0.34        $   0.21         $   0.34        $   0.41
                                               ========        ========         ========        ========


                                                          Fiscal Year Ended February 1, 2003
                                              -----------------------------------------------------------
                                                 First           Second           Third           Fourth
                                              (13 Weeks)      (13 Weeks)       (13 Weeks)      (13 Weeks)
                                               --------        --------         --------        --------
Net sales                                      $ 70,790        $ 65,919         $ 67,004        $ 75,474
Gross profit                                     21,998          20,103           20,600          23,103
Operating income                                  6,705           4,277            5,152           7,275
Net income                                     $  4,217        $  2,661         $  3,258        $  4,593
                                               ========        ========         ========        ========
   Basic earnings per common share             $   0.28        $   0.18         $   0.22        $   0.30
                                               ========        ========         ========        ========
   Diluted earnings per common share           $   0.28        $   0.17         $   0.21        $   0.30
                                               ========        ========         ========        ========


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

       Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our revolving credit facility and working capital line of credit, each of which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates. The average amount of borrowings outstanding under these agreements during fiscal 2004 was $1,346,000, the maximum amount outstanding was approximately $3,943,000 and the weighted average interest rate was 3.49%. A 2% increase or decrease in market interest rates would not have a material impact on the Company's financial condition, results of operations or cash flows.


        Item 8. Consolidated Financial Statements and Supplementary Data


                          Independent Auditors' Report


The Board of Directors
Hibbett Sporting Goods, Inc.


     We have audited the accompanying consolidated balance sheets of Hibbett Sporting Goods, Inc. (a Delaware corporation) and subsidiaries (the Company) as of January 31, 2004, and February 1, 2003, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three fiscal years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sporting Goods, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


Birmingham, Alabama                     /s/ KPMG LLP
March 12, 2004

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)


                                                           Jan. 31,      Feb. 1,
                                                             2004          2003
                                                           --------     --------
Assets
  Current Assets:
     Cash and cash equivalents                             $ 41,963     $ 12,016
     Accounts receivable, net                                 3,594        3,371
     Inventories                                             94,777       86,246
     Prepaid expenses and other                                 942          760
     Deferred income taxes                                      983          798
                                                           --------     --------
          Total current assets                              142,259      103,191
                                                           --------     --------

  Property and Equipment:
     Land                                                        24           24
     Buildings                                                  221          221
     Equipment                                               22,590       20,549
     Furniture and fixtures                                  13,376       12,531
     Leasehold improvements                                  19,721       18,681
     Construction in progress                                   365          862
                                                           --------     --------
                                                             56,297       52,868
     Less accumulated depreciation & amortization            30,124       26,663
                                                           --------     --------
          Total property and equipment                       26,173       26,205
                                                           --------     --------

  Non-current Assets:
     Deferred income taxes                                        -           60
     Other, net                                                 130          124
                                                           --------     --------
          Total non-current assets                              130          184
                                                           --------     --------
  Total Assets                                             $168,562     $129,580
                                                           ========     ========
Liabilities and Stockholders' Investment
  Current Liabilities:
     Accounts payable                                      $ 37,976     $ 24,869
     Accrued income taxes                                         -        1,338
     Accrued expenses:
        Payroll-related                                       4,284        3,520
        Other                                                 2,809        2,503
                                                           --------     --------
          Total current liabilities                          45,069       32,230
                                                           --------     --------
  Deferred Income Taxes                                         603            -
                                                           --------     --------
  Commitments and Contingencies

  Stockholders' Investment:
     Preferred Stock, $.01 par value, 1,000,000 shares
        authorized, no shares outstanding                         -            -
     Common Stock, $.01 par value, 50,000,000 shares
        authorized, 15,486,440 and 15,121,750 shares
        issued and outstanding at January 31, 2004
        and February 1, 2003 respectively                       155          151
     Paid-in capital                                         65,433       60,245
     Retained earnings                                       57,302       36,954
                                                           --------     --------
          Total stockholders' investment                    122,890       97,350
                                                           --------     --------
Total Liabilities and Stockholders' Investment             $168,562     $129,580
                                                           ========     ========

     The accompanying notes are an integral part of these consolidated financial statements.


                                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Dollars In Thousands, Except Share and Per Share Amounts)


                                                                          Fiscal Year Ended
                                                       ------------------------------------------------------
                                                        January 31,          February 1,           February 2,
                                                          2004                 2003                  2002
                                                        (52 Weeks)           (52 Weeks)            (52 Weeks)
                                                       -----------          -----------           -----------

Net Sales                                               $ 320,964            $ 279,187             $ 241,130

Cost of Goods Sold, including warehouse,
     distribution, and store occupancy costs              218,565              193,383               167,402
                                                       ----------           ----------            ----------
    Gross profit                                          102,399               85,804                73,728

Store Operating, Selling and Administrative
     Expenses                                              63,194               55,529                48,891
Depreciation and Amortization                               7,267                6,866                 5,873
                                                       ----------           ----------            ----------
     Operating income                                      31,938               23,409                18,964

Interest (Income) Expense, net                               (106)                 214                   625
                                                       ----------           ----------            ----------
     Income before provision for income taxes              32,044               23,195                18,339

Provision for Income Taxes                                 11,696                8,466                 6,786
                                                       ----------           ----------            ----------
     Net income                                          $ 20,348             $ 14,729              $ 11,553
                                                       ==========           ==========            ==========

     Basic Earnings Per Share                            $   1.33             $   0.98              $   0.78
                                                       ==========           ==========            ==========
     Diluted Earnings Per Share                          $   1.29             $   0.96              $   0.76
                                                       ==========           ==========            ==========

Weighted Average Shares Outstanding:
     Basic                                             15,342,966           15,053,019            14,812,773
                                                       ==========           ==========            ==========
     Diluted                                           15,732,039           15,357,012            15,118,560
                                                       ==========           ==========            ==========

            The accompanying notes are an integral part of these consolidated financial statements.



                                         HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                                     (Dollars In Thousands)


                                                                         Common Stock
                                                                  -------------------------
                                                                   Number of                       Paid-In        Retained
                                                                     Shares          Amount        Capital        Earnings
                                                                  ----------        -------        -------        --------
BALANCE, February 3, 2001                                         14,698,992           147          55,845          10,672
     Net income                                                            -             -               -          11,553
     Issuance of shares from the employee stock
         purchase plan and the exercise of stock options,
         net of tax benefit of $402                                  191,983             2           1,844               -
                                                                  ----------        -------        -------        --------
BALANCE, February 2, 2002                                         14,890,975           149          57,689          22,225
     Net income                                                            -             -               -          14,729
     Issuance of shares from the employee stock
         purchase plan and the exercise of stock options,
         net of tax benefit $706                                     230,775             2           2,556               -
                                                                  ----------        -------        -------        --------
BALANCE, February 1, 2003                                         15,121,750           151          60,245          36,954
     Net income                                                            -             -               -          20,348
     Issuance of shares from the employee stock
         purchase plan and the exercise of stock options,
         net of tax benefit $1,510                                   364,690             4           5,188               -
                                                                  ----------        -------        -------        --------
BALANCE, January 31, 2004                                         15,486,440           155          65,433        $ 57,302
                                                                  ==========        =======        =======        ========


                  The accompanying notes are an integral part of these consolidated financial statements.


                                                   HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Dollars In Thousands)

                                                                                     Fiscal Year Ended
                                                                  -------------------------------------------------------
                                                                  January 31,           February 1,           February 2,
                                                                     2004                  2003                  2002
                                                                  ----------            ----------            ----------
Cash Flows From Operating Activities:

   Net income                                                       $ 20,348              $ 14,729              $ 11,553
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                  7,267                 6,866                 5,873
        Deferred income taxes                                            478                 1,462                  (469)
        (Gain)/Loss on disposal of assets                                337                  (447)                  118
        (Increase) decrease in operating assets:
            Accounts receivable, net                                    (223)               (1,019)                  297
            Inventories                                               (8,531)               (5,164)              (11,024)
            Prepaid expenses and other                                  (182)                  140                   (90)
            Other noncurrent assets                                      (27)                   48                    19
        Increase (decrease) in operating liabilities:
            Accounts payable                                          13,107                 1,148                 5,453
            Accrued income taxes                                         172                  (264)                  851
            Accrued expenses                                           1,070                   704                   608
                                                                  ----------            ----------            ----------
               Total adjustments                                      13,468                 3,474                 1,636
                                                                  ----------            ----------            ----------
      Net cash provided by operating activities                       33,816                18,203                13,189
                                                                  ----------            ----------            ----------
Cash Flows From Investing Activities:
   Capital expenditures                                               (7,563)               (6,719)               (8,726)
   Proceeds from sales of property and equipment                          12                   611                    28
                                                                  ----------            ----------            ----------
      Net cash used in investing activities                           (7,551)               (6,108)               (8,698)
                                                                  ----------            ----------            ----------
Cash Flows From Financing Activities:
   Revolving loan borrowings and repayments, net                           -                (3,903)               (5,845)
   Proceeds from options exercised and purchase of shares
      under the employee stock purchase plan                           3,682                 1,852                 1,442
                                                                  ----------            ----------            ----------
      Net cash provided by (used in) financing activities              3,682                (2,051)               (4,403)
                                                                  ----------            ----------            ----------
Net Increase in cash and Cash Equivalents                             29,947                10,044                    88
Cash and Cash Equivalents at Beginning of Year                        12,016                 1,972                 1,884
                                                                  ----------            ----------            ----------
Cash and Cash Equivalents at End of Year                            $ 41,963              $ 12,016              $  1,972
                                                                  ==========            ==========            ==========
Supplemental Disclosures of Cash Flow Information:

   Cash paid during the year for:
      Interest                                                      $     59              $    194              $    580
                                                                  ==========            ==========            ==========
      Income taxes, net of refunds                                  $ 11,120              $  7,220              $  6,403
                                                                  ==========            ==========            ==========


                  The accompanying notes are an integral part of these consolidated financial statements.


                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       YEARS ENDED JANUARY 31, 2004, FEBRUARY 1, 2003 and FEBRUARY 2, 2002

  1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Hibbett Sporting Goods, Inc. (the "Company") is an operator of full-line sporting goods retail stores in small to mid-sized markets predominately in the Southeast, Mid-Atlantic and Midwest. The Company's fiscal year ends on the Saturday closest to January 31 of each year. The consolidated statements of operations for fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, include 52 weeks of operations. The Company's merchandise assortment features a core selection of brand name merchandise emphasizing team and individual sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

Principles of Consolidation

     The consolidated financial statements of the Company include its accounts and the accounts of all wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (1) the reported amounts of certain assets and liabilities and disclosure of certain contingent assets and liabilities at the date of the financial statements and (2) the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reportable Segments

     Hibbett is an operator of full-line sporting good stores in small to mid-sized markets predominately in the Southeast, Mid-Atlantic and Midwest. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customers and methods of distribution, the operations of Hibbett constitute only one reportable segment.

Customers

     No customer accounted for more than 5% of the Company's sales during the 52-week periods ended January 31, 2004, February 1, 2003 or February 2, 2002.

Stock Splits

     On June 9, 2003, the Board of Directors declared a 3-for-2 stock split on the Company's Common Stock to holders of record on June 27, 2003. All share and per share data has been revised to reflect the effects of the stock split retroactively for all periods presented. On March 10, 2004, the Board of Directors declared another 3-for-2 stock split on the Company's Common Stock to holders of record on April 1, 2004. However, this split will not be affected until on or after April 16, 2004. Therefore, all share and per share data does not reflect the effects of this split.

Consolidated Statements of Cash Flows

     For purposes of the consolidated statements of cash flows, the Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Inventories

     Inventories are valued at the lower of cost or market using the retail inventory method of accounting, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The Company's business is dependent to a significant degree upon close relationships with its vendors. The Company's largest vendor, Nike, represented approximately 34%, 36% and 32% of its purchases in fiscal 2004, 2003 and 2002, respectively. The Company's next largest vendor, Reebok, represented approximately 11%, 9% and 8% of its purchases in fiscal 2004, 2003 and 2002, respectively. The Company's third largest vendor, New Balance, represented approximately 9%, 11% and 11% of its purchases in fiscal 2004, 2003 and 2002, respectively.

Property and Equipment

     Property and equipment are recorded at cost. It is the Company's policy to depreciate assets acquired prior to January 28, 1995, using accelerated and straight-line methods over their estimated service lives (3 to 10 years for equipment, 5 to 10 years for furniture and fixtures and 10 to 31.5 years for buildings) and to amortize leasehold improvements using the straight-line method over the periods of the applicable leases. Depreciation on assets acquired subsequent to January 28, 1995, is provided using the straight-line method over their estimated service lives (3 to 5 years for equipment, 7 years for furniture and fixtures and 39 years for buildings) or, in the case of leasehold improvements, 10 years or over the lives of the respective leases, if shorter.

     Maintenance and repairs are charged to expense as incurred. Costs of renewals and improvements are capitalized by charges to property accounts and are depreciated using applicable annual rates. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the accounts and the related gain or loss is credited or charged to income.

Revenue Recognition

     All retail merchandise sales occur on-site in the Company's retail stores, and the customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on layaway. The customer may make further payments in installments, but the entire purchase price for merchandise placed on layaway must be received by Hibbett within 30 days. Hibbett records the down payment and any installments as deferred revenue until the customer pays the entire purchase price for the merchandise and takes possession of such merchandise. Hibbett recognizes merchandise revenues at the time the customer takes possession of the merchandise.

     The cost of coupon sales incentives is recognized at the time the related revenue is recognized by Hibbett. Proceeds received from the issuance of gift cards are initially recorded as deferred revenue and such proceeds are subsequently recognized as revenue at the time the customer redeems such gift cards and takes possession of the merchandise.

Store Opening Costs

     Non-capital expenditures incurred in preparation for opening new retail stores are expensed as incurred.

Store Closing Costs

     Hibbett considers individual store closings to be a normal part of operations and expenses all related costs at the time of closing.

Advertising

     Hibbett  participates  in various  advertising  and  marketing  cooperative programs with its vendors, who, under these programs, reimburse Hibbett for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned. Hibbett's gross advertising costs for the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002 were $3,533,017, $2,947,576 and
$2,625,150, respectively.

Interest

     Interest expense amounts for the 52 weeks ended January 31, 2004, February 1, 2003 and February 2, 2002 were $59,031, $239,813 and $628,304, respectively, shown net of interest income of $165,398, $26,142 and $3,600, respectively.

Stock-Based Compensation

     The Company utilizes the intrinsic value method of accounting for stock option grants. As the option exercise price is generally equal to the fair value of the shares of common stock at the date of the option grant, no compensation cost is recognized.

     If the Company had recorded compensation costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 under the fair value based method (using the Black-Scholes option pricing model), the Company's net income and earnings per share would have been reduced to the estimated pro forma amounts indicated below:

                                                                   Fiscal Year Ended
                                                     ------------------------------------------
                                                     January 31,     February 1,    February 2,
                                                         2004           2003            2002
                                                     -----------     -----------    -----------

    Net income--as reported                           $  20,348       $  14,729      $  11,553
    Stock Based Compensation Expense,
      net of income taxes                             $  (1,251)      $    (983)     $    (597)
                                                     -----------     -----------    -----------
    Net income--pro forma                             $  19,097       $  13,746      $  10,956

    Diluted earnings per share--as reported                1.29             .96            .77
    Diluted earnings per share--pro forma                  1.21             .89            .72

     The weighted average assumptions for determining compensation costs under the fair value method include (i) a risk-free interest rate based on zero-coupon governmental issues on each grant date with the maturity equal to the expected term of the options (3.0%, 4.5% and 5.0% for fiscal 2004, 2003 and 2002, respectively), (ii) an expected stock volatility of 57% and (iii) no expected dividend yield.

Fair Value of Financial Instruments

     In preparing disclosures about the fair value of financial instruments, management believes that the carrying amount approximates fair value for cash and cash equivalents, receivables, inventories, short-term borrowings and accounts payable, because of the short maturities of those instruments.

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

                                                   Fiscal Year Ended
                                        ----------     ----------    ----------
                                        January 31,    February 1,   February 2,
                                           2004           2003          2002
                                        ----------     ----------    ----------
Weighted average shares outstanding:
     Basic                              15,342,966     15,053,019    14,812,773
     Dilutive effect of stock options      389,073        303,993       305,787
                                        ----------     ----------    ----------
     Diluted                            15,732,039     15,357,012    15,118,560
                                        ==========     ==========    ==========


     For the 52-week period ended January 31, 2004, 23,445 anti-dilutive options were appropriately excluded from the computation. For the 52-week period ended February 1, 2003, 11,250 anti-dilutive options were appropriately excluded from the computation. For the 52-week period ended February 2, 2002, 209,475 anti-dilutive options were appropriately excluded from the computation.

Accounting for the Impairment of Long-Lived Assets

     The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of long-lived assets and intangibles may be impaired and not recoverable. The Company's policy is to recognize any impairment loss on long-lived assets as a charge to current income when certain events or changes in circumstances indicate that the carrying value of the assets may not be recoverable and such carrying amount exceeds the assets estimated fair value.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces Interpretation 46, "Consolidation of Variable Interest Entities,' which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. We do not expect Interpretation 46 or FIN 46R to have any impact on our consolidated financial statements.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 31, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

2. LONG-TERM DEBT

     The Company negotiated a new unsecured revolving credit facility, which will expire November 5, 2005, and allows borrowings up to $25 million. As of January 31, 2004, the Company had no borrowings outstanding under this facility. The average amount of borrowings outstanding during fiscal 2004 was $1,346,000, the maximum outstanding was $3,943,000 and the weighted average interest rate was 3.49%. The average amount of borrowings outstanding during fiscal 2003 was $4,283,000, the maximum outstanding was $11,823,000 and the weighted average interest rate was 4.08%. The average amount of borrowings outstanding during fiscal 2002 was $10,304,000, the maximum outstanding was $18,860,000 and the weighted average interest rate was 5.21%.

     The Company's revolving credit facility contains certain restrictive covenants common to such agreements. The Company was in compliance with respect to its covenants at January 31, 2004.

3.       LEASES

     The Company leases the premises for its retail sporting goods stores under operating leases which expire in various years through the year 2014. Many of these leases contain renewal options and require the Company to pay executory costs (such as property taxes, maintenance and insurance). Rental payments typically include minimum rentals plus contingent rentals based on sales.

     In February 1996, the Company entered into a sale-leaseback transaction to finance its warehouse and office facilities. In December 1999, the related operating lease was amended to include the fiscal 2000 expansion of these facilities. The amended lease rate is $784,000 per year and will expire in December 2014.

     Future minimum rental payments under non-cancelable operating leases having remaining terms in excess of one year as of January 31, 2004, are as follows:

                                 Fiscal Year Ending

                        2005                      $ 23,512,000
                        2006                        19,916,000
                        2007                        15,940,000
                        2008                        12,174,000
                        2009                         8,086,000
                        Thereafter                  17,024,000
                                                  ------------
                                                  $ 96,652,000
                                                  ============

Rental expense for all operating leases consisted of the following:

                                                 Fiscal Year Ended
                                   --------------------------------------------
                                   January 31,      February 1,     February 2,
                                      2004             2003            2002
                                   -----------     ------------     -----------

     Minimum rentals               $21,046,000     $18,143,000      $15,906,000
     Contingent rentals              1,553,000       1,342,000        1,011,000
                                   -----------     ------------     -----------
                                   $22,599,000     $19,485,000      $16,917,000
                                   ===========     ===========      ===========

4. PROFIT-SHARING PLAN

     The Company maintains a 401(k) profit-sharing plan (the "Plan") which permits participants to make pretax contributions to the Plan. The Plan covers all employees who have completed one year of service and who are at least 21 years of age. Participants of the Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law. These elective contributions are made under the provisions of
Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the Plan. The Company's contribution to the Plan equals (1) an amount determined at the discretion of the Board of Directors plus (2) a matching contribution equal to a discretionary percentage of up to 6% of a participant's compensation. For fiscal 2004, the Company matched 75% of contributions made to the plan by the employees up to 6% of the employee's compensation. Contribution expense amounts for fiscal years 2004, 2003 and 2002 were $366,000, $404,000 and $242,000, respectively.

 5. RELATED-PARTY TRANSACTIONS

     The Company's former largest stockholder, The SK Equity Fund, L.P. and SK Investment Fund, L.P., diluted their holdings in the Company with a public offering on May 1, 2003, and the subsequent exercise of the underwriters' over allotment option on May 13, 2003. Prior to then, The SK Equity Fund, L.P. and SK Investment Fund, L.P., provided financial advisory services to the Company. Such services included, but were not necessarily limited to, advice and assistance concerning any and all aspects of the operation, planning and financing of the Company. Management fee expense under this arrangement was $50,000 in fiscal 2004 and $200,000 in fiscal 2003 and fiscal 2002.

     The Company leases one store under a sublease arrangement from Books-A-Million, Inc. of which Clyde B. Anderson, a director of Hibbett, is Chairman of the Board and a shareholder. This sublease agreement expires in June 2008. Minimum lease payments were $191,000 in fiscal 2004, fiscal 2003 and fiscal 2002. Future minimum lease payments under this non-cancelable sublease aggregate approximately $842,000.

  6. INCOME TAXES

     A summary of the components of the provision (benefit) for income taxes is as follows:

                                                        Fiscal Year Ended
                                   -------------------------------------------
                                   January 31,     February 1,     February 2,
                                      2004            2003            2002
                                   -----------     -----------     -----------
Federal:
  Current                          $10,442,000      $6,536,000      $6,439,000
  Deferred                             377,000       1,272,000        (384,000)
                                   -----------     -----------     -----------
                                    10,819,000       7,808,000       6,055,000
                                   -----------     -----------     -----------
State:
  Current                              776,000         468,000         816,000
  Deferred                             101,000         190,000         (85,000)
                                   -----------     -----------     -----------
                                       877,000         658,000         731,000
                                   -----------     -----------     -----------
Provision for income taxes         $11,696,000      $8,466,000      $6,786,000
                                   ===========     ===========     ===========

         The provision for income taxes differs from the amounts computed by applying federal statutory rates due to the following:

                                                      Fiscal Year Ended
                                          ------------------------------------------
                                          January 31,     February 1,    February 2,
                                             2004            2003            2002
                                          -----------     -----------    -----------

Tax provision computed at the federal
  statutory rate                          $11,215,000      $8,120,000     $6,235,000
Effect of state income taxes, net
  of federal benefits                         570,000         313,000        520,000
Other                                         (89,000)         33,000         31,000
                                          -----------     -----------    -----------
                                          $11,696,000      $8,466,000     $6,786,000
                                          ===========     ===========    ===========

     During the year, the Company settled favorably an examination with state taxing authorities. A tax contingency liability had been provided in previous years. As a result of the settlement, state tax expense has been reduced by approximately $700,000.

     Temporary differences that create deferred taxes are detailed below:

                               January 31, 2004             February 1, 2003
                         -------------------------     -------------------------
                          Current      Noncurrent       Current       Noncurrent
                         ---------     -----------     ---------      ----------
Depreciation             $     ---     $ (603,000)     $     ---      $   60,000
Inventory                  349,000            ---        381,000             ---

Accruals                   710,000            ---        505,000             ---
Other                      (76,000)           ---        (88,000)            ---
                         ---------     -----------     ---------      ----------
Deferred taxes           $ 983,000     $ (603,000)     $ 798,000      $   60,000
                         =========     ===========     =========      ==========

     The Company has not recorded a valuation allowance for deferred taxes as realization is considered more likely than not based on the amount of income taxes paid in prior years.

7. STOCK OPTION AND STOCK PURCHASE PLANS

Stock Option Plans

     The Hibbett Sporting Goods, Inc. Employee Stock Option Plan, as amended (the "Original Option Plan"), authorizes the granting of stock options for the purchase of up to 149,292 shares of common stock. All of the 149,292 options available under the Original Option Plan have been granted and all such options have been exercised.

     The Company maintains the Hibbett Sporting Goods, Inc. 1996 Stock Option Plan, as amended (the "1996 Option Plan"). The 1996 Option Plan authorizes the granting of stock options for the purchase of up to 1,999,273 shares of common stock, including an amendment to the plan in fiscal 2002 which authorized the granting of an additional 787,500 stock options. Options granted vest over a five-year period and expire on the tenth anniversary of the date of grant.

A summary of the status of the Company's stock option plans is as follows:

                                                                     Fiscal Year Ended
                                   ------------------------------------------------------------------------------
                                        January 31, 2004          February 1, 2003            February 2, 2002
                                   ----------------------     -----------------------     -----------------------

                                                 Weighted                    Weighted                    Weighted
                                                 Average                     Average                     Average
                                                 Exercise                    Exercise                    Exercise
                                    Shares        Price         Shares        Price         Shares        Price
Outstanding at beginning of       ---------     ---------     ---------     ---------     ---------     ---------
  year                             806,857       $11.00        862,456       $ 9.42        887,973       $ 8.00
Granted                            199,274        16.67        206,512        14.74        185,850        13.28
Exercised                         (334,284)        9.75       (221,094)        7.76       (154,850)        6.86
Forfeited                           (5,280)       14.53        (41,017)       11.50        (56,517)        8.26
                                  ---------     ---------     ---------     ---------     ---------     ---------
Outstanding at end of year         666,567       $13.30        806,857       $11.00        862,456       $ 9.42
                                  =========     =========     =========     =========     =========     =========
Exercisable at end of year         104,882       $11.22        261,382       $ 9.54        314,919       $ 8.76
                                  =========     =========     =========     =========     =========     =========
Weighted average fair value
  of options granted                             $11.12                      $10.24                      $ 7.32
                                                =========                   =========                   =========

The following table summarizes information about stock options outstanding at January 31, 2004:

                                      Options Outstanding                           Options Exercisable
                       -----------------------------------------------      ----------------------------------
                                          Weighted
                          Number          Average                               Number
                       Outstanding       Remaining         Weighted         Exercisable at        Weighted
    Range of           at January       Contractual        Average            January 31,         Average
 Exercise Prices        31, 2004        Life (Years)    Exercise Price           2004          Exercise Price
----------------       -----------      ------------    --------------      --------------     --------------
      $2.71                6,348            2.2              $2.71               6,348              $2.71
 $6.67 to $9.03          136,991            5.6              $7.37              26,628              $7.37
$11.11 to $13.72         153,530            6.6             $13.11              52,459             $12.89
$14.73 to $16.67         369,698            8.6             $15.77              19,447             $14.74

     The tax benefit associated with the exercise of stock options is credited to paid-in capital and amounted to $1,510,000 in fiscal 2004, $706,000 in fiscal 2003 and $402,000 in fiscal 2002.

Other Plans

     The Company maintains an Employee Stock Purchase Plan and an Outside Director Stock Plan and has reserved 168,750 shares and 262,500 shares of the Company's common stock, respectively, for purchase by the employees and directors at 85% and 100% of the fair value of the common stock, respectively. During fiscal 2004, the Company granted a total of 23,445 options under the Outside Director Stock Plan at an exercise price of $31.10 (market value at date of grant). During fiscal 2003, the Company granted 33,750 options under the Outside Director Stock Plan. On January 31, 2003, the Company granted 22,500 options at an exercise price of $14.27 (market value at date of grant) and on June 5, 2002, the Company granted 11,250 options at an exercise price of $17.32 (market value at date of grant). These options vest immediately and expire on the earlier of the tenth anniversary of the grant or one year from the date on which an optionee ceases to be an Eligible Director. The Employee Stock Purchase Plan became effective on April 1, 1997, and as of January 31, 2004, 65,066 shares have been issued and 103,684 shares are reserved for future purchase.

 8. COMMITMENTS AND CONTINGENCIES

     The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel responsible for such matters, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE


The Board of Directors
Hibbett Sporting Goods, Inc.


     We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of Hibbett Sporting Goods, Inc. (a Delaware corporation) and Subsidiaries, included in this Form 10-K and have issued our report thereon dated March 12, 2004. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II included in Item 14 of the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     KPMG LLP

Birmingham, Alabama
March 12, 2004


                              HIBBETT SPORTING GOODS, INC.


                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


       FOR THE YEARS ENDED JANUARY 31, 2004, FEBRUARY 1, 2003 AND FEBRUARY 2, 2002


                                                             Fiscal Year Ended
                                                 -------------------------------------------
                                                 January 31,    February 1,     February 2,
                                                    2004          2003             2002
                                                 ------------   -------------   ------------
Balance of allowance for doubtful
   accounts at beginning of period               $   133,000    $   196,000     $   255,000
Charged to costs and expenses                              -             -                -
Write-offs, net of recoveries                        (26,000)       (63,000)        (59,000)
                                                 ------------   -------------   ------------
Balance of allowance for doubtful accounts
   at end of period                              $   107,000    $   133,000     $   196,000
                                                 ============   =============   ============



     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                        Item 9A. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Pursuant to Securities Exchange Act Rule 13a-15, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the date of our evaluation, the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     During the period covered by this Annual Report, there have been no changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                                    PART III

             Item 10. Directors and Executive Officers of Registrant

     The information required is incorporated by reference from the sections entitled "Directors and Executive Officers", "The Board of Directors", "Code of Ethics" and "Certain Relationships and Related Transactions" in the Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 2004 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

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

                 Item 14. Principal Accounting Fees and Services

     The information required is incorporated by reference from the section entitled "Principal Accounting Fees and Services" in the Proxy Statement.

                                     PART IV

    Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

1.       Financial Statements:

     The following Financial Statements and Supplementary Data of the Registrant and Independent Auditors' Report on such Financial Statements are incorporated by reference from the Company's 2004 Annual Report to Stockholders, in Part II,
Item 8:

     Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003

     Consolidated Statements of Operations for the fiscal years ended
        January 31, 2004, February 1, 2003 and February 2, 2002

     Consolidated Statements of Stockholders' Investment for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002

     Consolidated Statements of Cash Flows for the fiscal years ended January
        31, 2004, February 1, 2003 and February 2, 2002

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

10.1 Amended and Restated Credit Agreement dated as of December 31, 2003, between the Company, Hibbett Team Sales, Inc., Sports Wholesale, Inc., Hibbett Capital Management, Inc., Illinois Hibbett, LLC, AmSouth Bank and Bank of America, N.A.(incorporated by reference to Exhibit 10.1.1 of the Company's Current Report on Form 8-K dated December 31, 2003).

13.1    Fiscal 2004 Annual Report to Shareholders.

21 List of Company's Subsidiaries (incorporated herein by reference to Exhibit 21 of the 1996 S-1).

23.1 + Consent of KPMG, LLP

31.1 + Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 + Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 + Section 1350 Certification of Chief Executive Officer

32.2 + Section 1350 Certification of Chief Financial Officer

        +    Filed herewith

(b) Reports on Form 8-K:

     The Company filed with the Commission a Current Report on Form 8-K dated March 10, 2004, to report, under Item 9, a copy of its press release announcing the naming of Michael J. Newsome, Hibbett's current President and Chief Executive Officer, as Chairman of the Board effective March 10, 2004, and under
Item 12, a copy of its press release announcing its financial results for the fourth fiscal quarter and year ended January 31, 2004.

     The Company filed with the Commission a Current Report on Form 8-K dated January 6, 2004, to report, under Item 5, a copy of its press release announcing that it had extended the term of its unsecured revolving credit facility to November 2005 and that it had reduced the size of the facility from $42 million to $25 million. The amended and restated agreement was filed with the commission in its entirety.

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

                                       HIBBETT SPORTING GOODS, INC.

                                       By:   /s/ Michael J. Newsome
                                       -----------------------------------
                                       Michael J. Newsome, President & CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                             Title                          Date


/s/ Michael J. Newsome         Principal Executive Officer        April 15, 2004
---------------------------       and Chairman of the Board
    Michael J. Newsome


/s/ Gary A. Smith              Principal Financial and            April 15, 2004
---------------------------       Accounting Officer
    Gary A. Smith


/s/ Clyde B. Anderson          Director                           April 15, 2004
---------------------------
    Clyde B. Anderson


/s/ H. Ray Compton             Director                           April 15, 2004
---------------------------
    H. Ray Compton


/s/ F. Barron Fletcher, III    Director                           April 15, 2004
---------------------------
    F. Barron Fletcher, III


/s/ Carl Kirkland              Director                           April 15, 2004
---------------------------
    Carl Kirkland


/s/ Thomas A. Saunders, III    Director                           April 15, 2004
---------------------------
    Thomas A. Saunders, III


/s/ Ralph T. Parks             Director                           April 15, 2004
---------------------------
    Ralph T. Parks

                                                                   Exhibit 23.1



                          INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Hibbett Sporting Goods, Inc.

     We consent to incorporation by reference in the registration statements on Nos. 333-21299, 333-21301, 333-21303, 333-21305, 333-28515, 333-63094 and
333-96755 of Hibbett Sporting Goods, Inc. of our report dated March 12, 2004, with respect to the consolidated balance sheets of Hibbett Sporting Goods, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three fiscal years in the period ended January 31, 2004, and the related financial statement schedule, which report appears in the January 31, 2004 Annual Report on Form 10-K of Hibbett Sporting Goods, Inc.


Birmingham, Alabama                       KPMG LLP
April 13, 2004

                                                                    Exhibit 31.1

        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, Michael J. Newsome, certify that:

     1. I have reviewed this annual report on Form 10-K of Hibbett Sporting Goods, Inc;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

Date: April 15, 2004

                                /s/ Michael J. Newsome
                                ----------------------------
                                    Michael J. Newsome
                                    Chief Executive Officer

                                                                   Exhibit 31.2

        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Gary A. Smith, certify that:

     1. I have reviewed this annual report on Form 10-K of Hibbett Sporting Goods, Inc;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

Date: April 15, 2004

                                         /s/ Gary A. Smith
                                         ---------------------------
                                             Gary A. Smith
                                             Chief Financial Officer

                                                                    Exhibit 32.1

              Section 1350 Certification of Chief Executive Officer

     Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

     (i) the accompanying Annual Report on Form 10-K of the Company for the period ended January 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


     Dated: April 15, 2004             /s/ Michael J. Newsome
                                       ---------------------------
                                           Michael J. Newsome
                                           Chief Executive Officer

                                                                    Exhibit 32.2

              Section 1350 Certification of Chief Financial Officer

     Pursuant to 18 U.S.C. ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods, Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

     (i) the  accompanying  Annual Report on Form 10-K of the Company for the
period  ended  January 31, 2004  (the   "Report")   fully  complies  with  the
requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


 Dated: April 15, 2004                  /s/ Gary A. Smith
                                        ------------------------------
                                            Gary A. Smith
                                            Chief Financial Officer