Form 10-Q
period 2004-05-29
HIBBETT SPORTING GOODS INC
filed 2004-06-09
CIK 1017480

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934.

          For the quarterly period ended: May 1, 2004
                                          -----------

                                     - OR -

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _________ to ________


                        COMMISSION FILE NUMBER 000-20969


                          HIBBETT SPORTING GOODS, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                        63-1074067
           ---------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


451 Industrial Lane, Birmingham, Alabama                      35211
-----------------------------------------                     -----
(Address of principal executive offices)                    (Zip code)


                                 (205) 942-4292
              (Registrant's telephone number, including area code)


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

                                 Yes  X     No ______
                                    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of June 8, 2004 were 23,439,093 shares.

                          HIBBETT SPORTING GOODS, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

  Unaudited Condensed Consolidated Balance Sheets
     at May 1, 2004 and January 31, 2004                                       2

  Unaudited Condensed Consolidated Statements of
     Operations for the Thirteen-Week Periods Ended
     May 1, 2004 and May 3, 2003                                               3

  Unaudited Condensed Consolidated Statements of
     Cash Flows for the Thirteen-Week Periods Ended
     May 1, 2004 and May 3, 2003                                               4

  Notes to Unaudited Condensed Consolidated Financial Statements               5

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           13

Item 4.  Controls and Procedures                                              13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 2.  Changes in Securities, Use of Proceeds and Issuer
            Purchases of Equity Securities                                    13

Item 3.  Defaults Upon Senior Securities                                      13

Item 4.  Submission of Matters to Vote of Security-Holders                    13

Item 5.  Other Information                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                     ---------      -----------
                                                        May 1,      January 31,
                                                         2004          2004
                                                     ---------      -----------
Assets
  Current Assets:
    Cash and cash equivalents                        $  44,422        $  41,963
    Accounts receivable, net                             2,752            3,594
    Inventories                                         95,416           94,777
    Prepaid expenses and other                           3,833              942
    Deferred income taxes                                  968              983
                                                     ---------      -----------
      Total current assets                             147,391          142,259
                                                     ---------      -----------
  Property and equipment, net                           25,684           26,173
                                                     ---------      -----------
  Noncurrent Assets:
    Deferred income taxes                                   28                -
    Other, net                                             188              130
                                                     ---------      -----------
      Total noncurrent assets                              216              130
                                                     ---------      -----------
Total Assets                                         $ 173,291        $ 168,562
                                                     =========      ===========

Liabilities and Stockholders' Investment
  Current Liabilities:
    Accounts payable                                 $  29,475        $  37,976
    Accrued expenses:
      Payroll-related                                    3,233            4,284
      Other                                              6,840            2,809
                                                     ---------      -----------
      Total current liabilities                         39,548           45,069
                                                     ---------      -----------
  Deferred income taxes                                    603              603

  Stockholders' Investment:
    Preferred stock, $.01 par value 1,000,000
      shares authorized, no shares outstanding               -                -
    Common stock, $.01 par value, 50,000,000
      shares authorized, 23,394,089 shares
      issued and outstanding at May 1, 2004 and
      23,229,660 shares issued and outstanding at
      January 31, 2004                                     234              232
    Paid-in capital                                     67,543           65,356
    Retained earnings                                   65,363           57,302
                                                     ---------      -----------
      Total stockholders' investment                   133,140          122,890
                                                     ---------      -----------
Total Liabilities and Stockholders' Investment       $ 173,291        $ 168,562
                                                     =========      ============

       See notes to unaudited condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars In Thousands, Except Share and Per Share Amounts)


                                                   Thirteen-Weeks Ended
                                                --------------------------
                                                  May 1,          May 3,
                                                   2004            2003
                                                ----------      ----------
Net sales                                       $   96,519      $   79,593
Cost of goods sold,
  including warehouse, distribution
  and store occupancy costs                         64,788          54,634
                                                ----------      ----------
  Gross profit                                      31,731          24,959
Store operating, selling and
  administrative expenses                           17,119          14,952

Depreciation and amortization                        1,841           1,754
                                                ----------      ----------
  Operating income                                  12,771           8,253

Interest income, net of expense                         74              23
                                                ----------      ----------
  Income before provision for income taxes          12,845           8,276

Provision for income taxes                           4,785           3,021
                                                ----------      ----------
    Net income                                  $    8,060      $    5,255
                                                ==========      ==========

Basic earnings per common share                 $     0.35      $     0.23
                                                ==========      ==========
Diluted earnings per common share               $     0.34      $     0.23
                                                ==========      ==========
Weighted average shares outstanding:
    Basic                                       23,333,168      22,768,299
                                                ==========      ==========
    Diluted                                     23,987,903      23,149,492
                                                ==========      ==========

       See notes to unaudited condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)

                                                          Thirteen-Weeks Ended
                                                        -----------------------
                                                         May 1,          May 3,
                                                          2004            2003
                                                        -------         -------
Cash Flows From Operating Activities:

  Net income                                            $ 8,060         $ 5,255
                                                        -------         -------
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                        1,841           1,754
     Deferred income taxes                                  (13)            (13)
     Loss on disposal of assets                              98              39
     Change in assets and liabilities                    (7,310)          3,099
                                                        -------         -------
        Total adjustments                                (5,384)          4,879
                                                        -------         -------
        Net cash provided by operating activities         2,676          10,134
                                                        -------         -------
Cash Flows From Investing Activities:
  Capital expenditures                                   (1,471)         (1,198)
  Proceeds from sale of property                             24               4
                                                        -------         -------
        Net cash used in investing activities            (1,447)         (1,194)
                                                        -------         -------
Cash Flows From Financing Activities:
  Proceeds from options exercised and purchase
     of shares under employee stock purchase plan         1,230           1,038
                                                        -------         -------
        Net cash provided by financing activities         1,230           1,038
                                                        -------         -------
Net Increase in Cash and Cash Equivalents                 2,459           9,978

Cash and Cash Equivalents, Beginning of Period           41,963          12,016
                                                        -------         -------
Cash and Cash Equivalents, End of Period                $44,422         $21,994
                                                        =======         =======
Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
          Interest                                      $     8         $    13
                                                        -------         -------
          Income taxes, net of refunds                  $   305         $ 2,157
                                                        -------         -------

       See notes to unaudited condensed consolidated financial statements.

                  HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation & Accounting Policies

     The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the "Company" or "we" or "Hibbett") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2004. In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of May 1, 2004 and May 3, 2003 and the results of our operations and cash flows for the periods presented.

     We have experienced and expect to continue to experience seasonal fluctuations in our net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Interest

     Interest income for the thirteen-weeks ended May 1, 2004 was $82,975, shown net of interest expense of $9,121. Interest income for the thirteen-weeks ended May 3, 2003 was $36,456, shown net of interest expense of $13,457.

Advertising

     We participate in various advertising and marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned. Our gross advertising costs for the thirteen-weeks ended May 1, 2004 and May 3, 2003 were $889,719 and $731,551, respectively.

 Reportable Segments

     We are an operator of full-line sporting good stores in small to mid-sized markets predominately in the Southeast, Mid-Atlantic and Midwest. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customers and methods of distribution, our operations constitute only one reportable segment.

Customers

     No  customer   accounted   for  more  than  5%  of  our  sales  during  the
thirteen-week periods ended May 1, 2004 or May 3, 2003.

Vendors

     For the thirteen-week period ended May 1, 2004, Nike, our largest vendor, represented approximately 37.7% of our purchases, Reebok represented approximately 8.6% of our purchases and New Balance represented approximately 7.7% of our purchases. For the thirteen-week period ended May 3, 2003, Nike, our largest vendor, represented approximately 36.5% of our purchases, New Balance represented approximately 9.1% of our purchases and Reebok represented approximately 8.6% of our purchases.

 Store Closing Costs

         We consider individual store closings to be a normal part of operations and expense all related costs at the time of closing.

Revenue Recognition

     All merchandise sales occur on-site in our retail stores, and the customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on layaway. The customer may make further payments in installments, but the entire purchase price for merchandise placed on layaway must be received by us within 30 days. We record the down payment and any installments as deferred revenue until the customer pays the entire purchase price for the merchandise and takes possession of such merchandise. We recognize merchandise revenues at the time the customer takes possession of the merchandise.

     The cost of coupon sales incentives are recognized at the time the related revenue is recognized by us. Proceeds received from the issuance of gift cards are initially recorded as deferred revenue, and such proceeds are subsequently recognized as revenue at the time the customer redeems such gift cards and takes possession of the merchandise.

Stock-Based Compensation

     We utilize the intrinsic value method of accounting for stock option grants. As the option exercise price is generally equal to the fair value of the shares of common stock at the date of the option grant, no compensation cost is recognized.

     If we had recorded compensation costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 under the fair value based method (using the Black-Scholes option pricing model), our net income and earnings per share would have been reduced to the estimated pro forma amounts indicated below:

                                                   Thirteen-Week Period Ended
                                                 ------------------------------
                                                 May 1, 2004        May 3, 2003
                                                 -----------        -----------

Net income--as reported                          $    8,060         $    5,255
Stock-Based Compensation Expense,
  net of income taxes                            $     (314)        $     (242)
                                                 -----------        -----------
Net income--pro forma                            $    7,746         $    5,013

Diluted earnings per share--as reported                 .34                .23
Diluted earnings per share--pro forma                   .32                .22



     The weighted average assumptions for determining compensation costs for the thirteen-week periods ended May 1, 2004 and May 3, 2003, under the fair value method include (i) a risk-free interest rate based on zero-coupon governmental issues on each grant date with the maturity equal to the expected term of the options (2.9% for fiscal 2005 and 2004), (ii) an expected stock volatility of 54% and 57% for fiscal 2005 and 2004, respectively, and (iii) no expected dividend yield.

2.  Properties

     We currently lease all of our existing 433 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to seven years with options on the part of Hibbett to extend. Most leases also contain a three-year early termination option if projected sales levels are not met and a kickout clause if co-tenancy and exclusivity provisions are violated. We believe that this lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

     As current leases expire, we believe that we will be able either to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area. For the most part, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. Based on our belief that we maintain good relations with our landlords, that most of our leases are at below market rents and that we have generally been able to secure leases for suitable locations, we believe our lease strategy will not be detrimental to our business, financial condition or results of operations.

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

     A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

                                                  Thirteen-Week Period Ended
                                              ---------------------------------
                                              May 1, 2004           May 3, 2003
                                              -----------           -----------
Weighted average shares outstanding:
  Basic                                        23,333,168            22,768,299
  Dilutive effect of stock options                654,735               381,193
                                              -----------           -----------
    Diluted                                    23,987,903            23,149,492
                                              ===========           ===========

     For the thirteen-week period ended May 1, 2004, there were no anti-dilutive options excluded from the computation. For the thirteen-week period ended May 3, 2003, 315,787 anti-dilutive options were excluded from the computation.

4.  Stockholders' Investment

     We offer participation in stock option plans to certain employees and individuals. Awards typically vest and become exercisable in incremental installments over a period of five years after the date of grant and expire on the tenth anniversary of the date of grant. For the thirteen-weeks ended May 1, 2004, 158,781 shares were issued upon exercise of options, resulting in an increase in Stockholders' Investment of $1,178,000 and an increase in Paid in Capital of $960,000 attributable to the tax benefit received from the exercise of these options. For the thirteen-weeks ended May 1, 2004, 3,061 shares were purchased under the Employee Stock Purchase Plan resulting in an increase in Stockholders' Investment of $51,000.

5.       Stock Split

     On March 10, 2004, our Board of Directors declared a 3-for-2 stock split on our Common Stock to holders of record on April 1, 2004, effective April 16, 2004. All share and per share data presented in this document reflect the effects of this split.

6.  Contingencies

     We are party to various legal proceedings incidental to our business. In our opinion, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of our Company.

7.  Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised 2003), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces Interpretation 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We are required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. We do not expect Interpretation 46 or FIN 46R to have any impact on our consolidated financial statements.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For us, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for us on January 31, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments that are within the scope of this Statement.

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

     As of May 1, 2004, we operated 412 Hibbett Sports stores, as well as 17 smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores in 21 states. Our primary retail format and growth vehicle is Hibbett Sports, a 5,000-square-foot store located in enclosed malls and dominant strip centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. We target markets with county populations that range from 30,000 to 100,000. By targeting smaller markets, we believe we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

     In fiscal 1994, we began to accelerate our rate of new store-openings to take advantage of the growth opportunities in our target markets. Since fiscal 1994, we have grown our store base from 49 to 433 stores. Our expansion strategy is to continue to open Hibbett Sports stores in our target markets. We plan to open approximately 65 Hibbett Sports stores, net of store closings, in fiscal 2005. We do not expect that the average size of our stores opened in fiscal 2005 will vary significantly from the average size of stores opened in fiscal 2004. Hibbett historically has comparable store sales in the low to mid-single digit range and we plan to increase total square footage by approximately 15% in fiscal 2005. We believe our sales percentage growth will be in the mid teens in fiscal 2005.

     Over the past three years, we have increased our product margin due to lower retail reductions, improved vendor discounts, increased efficiencies in logistics and favorable leveraging of our store occupancy costs. We expect gross profit to increase at least 15 to 20 basis points in fiscal 2005.

     Due to our increased sales, we have leveraged our store operating, selling and administrative expenses and offset recent increases in certain expenses including property, casualty and medical insurance. With our expected sales increase, we plan to leverage expenses 10 to 20 basis points in fiscal 2005. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base and provide capital expenditures for both warehouse and advances in technology and system development projects while increasing our cash position.

     Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. We have been incorporated under the laws of the State of Delaware since October 6, 1996.

Store Locations

     As of May 1, 2004, we operated 433 stores in 21 contiguous states. Of these stores, 159 are located in malls and 274 are located in strip shopping centers which are generally the center of commerce within the area and which most are anchored by a Wal-Mart store.

Results of Operations

     The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:


                                                               Thirteen-Week
                                                                Period Ended
                                                          ----------------------
                                                           May 1,         May 3,
                                                            2004           2003
                                                          -------        -------
Net sales                                                  100.0%         100.0%
Cost of goods sold, including warehouse,
  distribution and store occupancy costs                    67.1           68.6
                                                          -------        -------
    Gross profit                                            32.9           31.4
Store operating, selling and administrative expenses        17.8           18.8
Depreciation and amortization                                1.9            2.2
                                                          -------        -------
    Operating income                                        13.2           10.4
Interest income, net                                         0.1            0.0
                                                          -------        -------
    Income before provision for income taxes                13.3           10.4
Provision for income taxes                                   5.0            3.8
                                                          -------        -------
    Net income                                               8.3%           6.6%
                                                          =======        =======


Thirteen-Weeks Ended May 1, 2004 Compared to Thirteen-Weeks Ended May 3, 2003

     Net sales. Net sales increased to $96.5 million from $79.6 million, an increase of $16.9 million, or 21.3%, as compared to the same thirteen-week period in the prior year. This increase is attributed to the opening of 54 Hibbett Sports stores and 3 Sports Additions, net of store closings, in the 52-week period ended May 1, 2004 and a 8.8% increase in comparable store net sales for the thirteen-week period ended May 1, 2004. New stores and stores not in the comparable store net sales calculation accounted for $10.4 million of the increase in net sales, and increases in comparable store net sales contributed $6.5 million. The increase in comparable store net sales was primarily due to increased sales in all three of our product categories of apparel, footwear and equipment. Apparel, which had the largest comparable store sales gain, was driven by pro-licensed products and active wear. NBA and NFL jerseys from Reebok and Nike remained strong and Under Armour and Nike active wear drove sales in both men and women's. Footwear sales were led by increases in ladies running and kids shoes. New Balance running, Nike Shox, children's Nike and classic white leather influenced by color pops were also hot items in footwear. Equipment sales were positively influenced by team sports. Baseball and softball equipment were especially strong as our premium product focus began to take effect.

     Comparable store net sales data for the period reflect sales for our Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen-weeks ended May 1, 2004, we opened 7 Hibbett Sports and 1 Sports Additions and closed 3 stores.

     Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $31.7 million, or 32.9% of net sales, in the thirteen-weeks ended May 1, 2004, as compared to $25.0 million, or 31.4% of net sales, in the same period of the prior fiscal year. The improvement in gross profit was driven by a decrease in the level of markdowns, an increase in product margin and a favorable product mix, which combined accounted for an 84 basis point improvement. Occupancy costs decreased as a percent of net sales by 26 basis points versus last year's rate. Warehouse costs decreased 12 basis points, as a percentage of net sales, from last year's rate primarily due to reduced labor and benefit costs. The additional improvement is attributed to the leveraging of freight costs year over year due to the 21.3% increase in net sales.

     Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $17.1 million, or 17.8% of net sales, for the thirteen-weeks ended May 1, 2004, as compared to $15.0 million, or 18.8% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirteen-weeks ended May 1, 2004, is attributed to the reduction of labor and benefit costs, as well as an overall reduction in store operating expenses. Store labor and benefits cost accounted for a decrease as a percent of net sales of 76 basis points as compared to the same period last year. The reduction in the cost of store supplies accounted for a 12 basis point reduction year over year and other related store-operating expenses accounted for the remaining decrease in overall store operating, selling and administrative expenses.

     Depreciation and amortization. Depreciation and amortization as a percentage of net sales decreased to 1.9% of net sales for the thirteen-week period ended May 1, 2004, compared with 2.2% of net sales for the same thirteen-week period last year. An increase in landlord contributions, which helped to lower the total net investment subject to depreciation, combined with the initial investment in Point-of-Sale software being fully depreciated accounted for the reduction in overall depreciation expense.

     Provision for income taxes. Provision for income taxes as a percentage of net sales was 5.0%, in the thirteen-week period ended May 1, 2004, compared to 3.8% for the same thirteen-week period ended May 3, 2003, due to a 291 basis point increase in pre-tax income. The income tax rate as a percentage for pre-tax income was 37.3% and 36.5% for the thirteen-week periods ended May 1, 2004 and May 3, 2003, respectively.

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

     Our Statements of Cash Flows are summarized as follows (in thousands):

                                                           Thirteen-Weeks Ended
                                                          ----------------------
                                                            May 1,       May 3,
                                                             2004         2003
                                                          ---------    ---------
Net cash provided by operating activities                  $ 2,676      $10,134
                                                          ---------    ---------
Cash flows provided by (used in) investing activities
  Capital expenditures                                     $(1,471)     $(1,198)
  Proceeds from sales of property and equipment                 24            4
                                                          ---------    ---------
Net cash used in investing activities                      $(1,447)     $(1,194)
                                                          ---------    ---------
Cash flows provided by financing activities
  Proceeds from options exercised and purchase of
   shares under the employee stock purchase plan             1,230        1,038
                                                         ---------    ---------
Net cash provided by financing activities                  $ 1,230      $ 1,038
                                                         ---------    ---------

     Net cash provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. Accounts payable was impacted during the thirteen-week period ended May 1, 2004, by the advance purchase of product to better stock the stores for the spring sports season and to take advantage of high traffic patterns. Overall inventory levels increased during the thirteen-week period ended May 1, 2004, but decreased on a per store basis due to continued efficiency in merchandise flow through the distribution center. Accordingly, net cash provided by operating activities was $2.7 million for the thirteen-week period ended May 1, 2004 compared with net cash provided by operating activities of $10.1 million for the thirteen-week period ended May 3, 2003.

     With respect to cash flows used in investing activities, capital expenditures were $1.4 million in the thirteen-week period ended May 1, 2004 compared with $1.2 million for the prior year period. Capital expenditures in the thirteen-weeks ended May 1, 2004 were primarily related to the opening of eight new stores, the refurbishing of existing stores and various corporate additions, including automobiles and warehouse equipment.

     Net cash provided by financing activities was $1.2 million in the thirteen-week period ended May 1, 2004 compared with $1.0 million provided by financing activities in the prior year period. Financing activities relate to proceeds from stock options exercised.

     We estimate capital expenditures in fiscal 2005 to be approximately $9.8 million, which relate to the opening of approximately 65 Hibbett Sports stores (exclusive of store closings), remodeling of selected existing stores and improvements at our headquarters and distribution center.

     We maintain an unsecured revolving credit facility that allows borrowings up to $25 million and which will expire November 5, 2005, subject to renewal every two years. As of May 1, 2004 and May 3, 2003, we had no debt outstanding. Based on our current operating and store opening plans, we believe we can adequately fund our cash needs for the foreseeable future through cash generated from operations and borrowings under the revolving credit facility.

     The Company's revolving credit facility contains certain restrictive covenants common to such agreements. The Company was in compliance with respect to its covenants at May 1, 2004.

Recent Accounting Pronouncements

     In March 2004, the FASB issued Exposure Draft, "Share-Based Payment." In this statement, the FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees for future reporting periods. It is probable that we will be required to expense options under our current plan in future periods under this Exposure Draft. However, we cannot estimate the impact that expensing options will have on the financial statements until the FASB completes its exposure draft process and issues its final statement.

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

A Warning About Forward-Looking Statements

     This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "target" or "estimate." For example, our forward-looking statements include statements regarding:

- our anticipated sales growth and growth in product margin;
- our growth, including our plans to add, expand or relocate stores and square footage growth;
- our cash needs, including our ability to fund future capital expenditures and working capital requirements;
- our gross profit margin and earnings and our ability to leverage store operating, selling and administrative expenses and offset other operating expenses;
- our seasonal sales patterns; and
- our ability to renew or replace store leases satisfactorily.

     You should assume that the information appearing in this report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

     For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under "Risk Factors" in our Form 10-K dated April 15, 2004.

     Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this quarterly report and you should not expect us to do so.

     Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material non-public information with any statement or report issued by any analyst regardless of the content of the statement or report. We do not, by policy, confirm forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our revolving credit facility and working capital facility, each of which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates. During the thirteen-week period ended May 1, 2004, we had no borrowings outstanding under our revolving credit facility. The average amount of borrowings outstanding under these agreements during the thirteen-week period ended May 3, 2003 was $48,952 and the maximum amount outstanding was $1,980,553. The total amount of interest paid during the thirteen-week period ended May 3, 2003 was less than $500. A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

                         ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Pursuant to Securities Exchange Act Rule 13a-15, we carried out an evaluation as of May 1, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the date of our evaluation, our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     During the period covered by this report, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.



                            PART II OTHER INFORMATION

ITEM 1:           Legal Proceedings

     We are a party to various legal proceedings incidental to our business. In our opinion, after consultation with legal counsel responsible for these matters, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of our Company.

ITEM 2:  Changes in Securities and Use of Proceeds

         None

ITEM 3:  Defaults Upon Senior Securities

         None

ITEM 4:  Submission of Matters to Vote of Security-Holders

         None

ITEM 5:  Other Information

         None

ITEM 6:  Exhibits and Reports on Form 8-K

        (A) Exhibits

Exhibit No.

  10.1 Hibbett Sporting Goods, Inc. Stock Plan for Outside Directors (as amended) (Exhibit A to the Definitive Proxy Statement, filed April 29, 2004, incorporated herein by this reference)

  31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
  31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

  32.1     Section 1350 Certification of Chief Executive Officer
  32.2     Section 1350 Certification of Chief Financial Officer


(B) Reports on Form 8-K

     We filed with the Commission a Current Report on Form 8-K dated March 10, 2004, to report, under Item 9, a copy of our press release announcing that Mickey Newsome, President and Chief Executive Officer had been named Chairman of the Board. We also reported, under Item 12, a copy of our press release announcing our financial results for the fourth quarter and fiscal year ended January 31, 2004.

     We filed with the Commission a Current Report on Form 8-K dated May 20, 2004, to report, under Item 12, a copy of our press release announcing our financial results for the first quarter ended May 1, 2004.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HIBBETT SPORTING GOODS, INC.


Date: June 9, 2004               By:  /s/ Gary A. Smith
      ------------                  ------------------------------------------
                                    Gary A. Smith
                                    Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  Exhibit Index



10.1 Hibbett Sporting Goods, Inc. Stock Plan for Outside Directors (as amended) (Exhibit A to the Definitive Proxy Statement, filed April 29, 2004, incorporated herein by this reference)

31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(3)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report: that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: June 9, 2004
      ------------
                                             /s/ Michael J. Newsome
                                             -----------------------
                                             Michael J. Newsome
                                             Chief Executive Officer

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(3)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report: that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: June 9, 2004
      ------------

                                          /s/ Gary A. Smith
                                          -----------------------
                                          Gary A. Smith
                                          Chief Financial Officer

                                                                   Exhibit 32.1

              Section 1350 Certification of Chief Executive Officer


         Pursuant to 18 U S C ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods,
Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

(a) the accompanying Quarterly Report on Form 10-Q of the Company for the period ended May 1, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  June  9, 2004                      /s/ Michael J. Newsome
        -------------                    ---------------------------
                                             Michael J. Newsome
                                             Chief Executive Officer

                                                                   Exhibit 32.2

              Section 1350 Certification of Chief Financial Officer


         Pursuant to 18 U S C ss. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods,
Inc. (the "Company") hereby certifies, to the best of such officer's knowledge, that:

(a) the accompanying Quarterly Report on Form 10-Q of the Company for the period ended May 1, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.



Dated:  June 9, 2004                           /s/ Gary A. Smith
        ------------                         --------------------------
                                                 Gary A. Smith
                                                 Chief Financial Officer