Form 10-Q
period 2004-07-31
HIBBETT SPORTING GOODS INC
filed 2004-09-09
CIK 1017480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: July 31, 2004

— OR —

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transaction period from _________ to ________ COMMISSION FILE NUMBER 000-20969 HIBBETT SPORTING GOODS, INC. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	63-1074067 (IRS Employee Identification No.)

451 Industrial Lane, Birmingham, Alabama (Address of principal executive offices)	35211 (Zip code)

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

Yes    X          No

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of September 8, 2004 were 23,442,331 shares.

HIBBETT SPORTING GOODS, INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at July 31, 2004 and January 31, 2004	2
Unaudited Condensed Consolidated Statements of Operations for the Thirteen- and Twenty-Six Week Periods Ended July 31, 2004 and August 2, 2003	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-Six Week Periods Ended July 31, 2004 and August 2, 2003	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	14
Item 4. Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to Vote of Security-Holders	15
Item 5. Other Information	15
Item 6. Exhibits	15

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars In Thousands)

	July 31, 2004	January 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$44,409	$41,963
Accounts receivable, net	4,064	3,594
Inventories	100,715	94,777
Income taxes receivable	3,519	--
Prepaid expenses and other	3,679	942
Deferred income taxes	953	983

Total current assets	157,339	142,259

Property and equipment, net	25,645	26,173

Noncurrent Assets:
Other, net	133	130

Total noncurrent assets	133	130

Total Assets	$183,117	$168,562

Liabilities and Stockholders' Investment
Current Liabilities:
Accounts payable	$39,111	$37,976
Accrued expenses:
Payroll-related	3,000	4,284
Other	3,588	2,809

Total current liabilities	45,699	45,069

Deferred income taxes	548	603

Total Liabilities	46,247	45,672

Stockholders' Investment:
Preferred stock, $.01 par value 1,000,000 shares
authorized, no shares outstanding	--	--
Common stock, $.01 par value, 50,000,000 shares
authorized, 23,441,849 shares issued and
outstanding at July 31, 2004 and 23,229,660
shares issued and outstanding at January 31, 2004	234	232
Paid-in capital	68,240	65,356
Retained earnings	68,396	57,302

Total stockholders' investment	136,870	122,890

Total Liabilities and Stockholders' Investment	$183,117	$168,562

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Share and Per Share Amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Sales, net	$81,795	$71,731	$178,313	$151,324
Cost of goods sold,
including warehouse, distribution
and store occupancy costs	58,116	49,744	122,904	104,379

Gross profit	23,679	21,987	55,409	46,945

Store operating, selling and
administrative expenses	17,076	15,105	34,194	30,056
Depreciation and amortization	1,858	1,796	3,699	3,550

Operating income	4,745	5,086	17,516	13,339
Interest income, net	88	20	162	43

Income before provision for
income taxes	4,833	5,106	17,678	13,382
Provision for income taxes	1,800	1,864	6,585	4,884

Net income	$3,033	$3,242	$11,093	$8,498

Basic earnings per common share	$0.13	$0.14	$0.47	$0.37

Diluted earnings per common share	$0.13	$0.14	$0.46	$0.36

Weighted average shares outstanding:
Basic	23,423,535	22,980,288	23,378,352	22,874,294

Diluted	24,027,628	23,488,680	24,007,766	23,333,748

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$11,093	$8,498

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	3,699	3,550
Deferred income taxes	(26)	220
Income taxes receivable	(3,519)	(2,964)
Loss on disposal of assets	231	110
Change in operating assets and liabilities	(7,207)	2,278

Total adjustments	(6,822)	3,194

Net cash provided by operating activities	4,271	11,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,429)	(2,877)
Proceeds from sale of property and equipment	33	6

Net cash used in investing activities	(3,396)	(2,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from options exercised and purchase
of shares under employee stock purchase plan	1,571	2,193

Net cash provided by financing activities	1,571	2,193

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,446	11,014
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,963	12,016

CASH AND CASH EQUIVALENTS, END OF PERIOD
	$44,409	$23,030

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$16	$27

Income taxes, net of refunds	$8,814	$8,337

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation & Accounting Policies

        The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the “Company” or “we” or “Hibbett”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2004. In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of July 31, 2004 and January 31, 2004 and the results of our operations and cash flows for the periods presented.

        We have experienced and expect to continue to experience seasonal fluctuations in our net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Interest

        Interest income for the thirteen and twenty-six-week-periods ended July 31, 2004 was $93,571 and $176,546, respectively, shown net of interest expense of $5,656 and $14,777, respectively. Interest income for the thirteen and twenty-six-week-periods ended August 2, 2003 was $33,090 and $69,546, respectively, shown net of interest expense of $13,340 and $26,887, respectively.

Advertising

        We participate in various advertising and marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned. Our net advertising costs for the thirteen-weeks ended July 31, 2004 and August 2, 2003 were $232,390 and $215,831, respectively. Our net advertising costs for the twenty-six weeks ended July 31, 2004 and August 2, 2003 were $430,907 and $400,129, respectively.

Sales Returns, Exchanges and Allowances

        For the thirteen-weeks ended July 31, 2004 and August 2, 2003, sales returns, exchanges and allowances equaled $1,989,049 and $1,676,305, respectively. For the twenty-six weeks ended July 31, 2004 and August 2, 2003, sales returns, exchanges and allowances were $4,439,041 and $3,575,050, respectively.

   Reportable Segments

        We are an operator of full-line sporting good stores in small to mid-sized markets predominately in the Southeast, Mid-Atlantic and Midwest. Given the economic characteristics of the store formats, the similar nature of the products sold, the type of customers and methods of distribution, our operations constitute only one reportable segment.

Customers

        No customer accounted for more than 5% of our sales during the thirteen and twenty-six-week periods ended July 31, 2004 or August 2, 2003.

Vendors

        For the thirteen-week-period ended July 31, 2004 Nike, our largest vendor, represented approximately 40.7% of our purchases, New Balance represented approximately 14.2% of our purchases and Reebok represented approximately 6.9% of our purchases. For the twenty-six-week-period ended July 31, 2004, Nike, our largest vendor, represented approximately 39.2% of our purchases, New Balance represented approximately 10.9% of our purchases and Reebok represented approximately 7.8% of our purchases.

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

Stock-Based Compensation

        We utilize the intrinsic value method of accounting for stock option grants. As the option exercise price is equal to the fair value of the shares of common stock at the date of the option grant, no compensation cost is recognized.

        If we had recorded compensation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 under the fair value based method, our net income and earnings per share would have been reduced to the estimated pro forma amounts indicated below:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income--as reported	$3,033	$3,242	$11,093	$8,498
Net income--pro forma	$2,717	$3,000	$10,463	$8,013

Diluted earnings per share--as reported	.13	.14	.46	.36
Diluted earnings per share--pro forma	.11	.13	.44	.34

        The weighted average assumptions for determining compensation costs for the thirteen-week-periods ended July 31, 2004 and August 2, 2003, under the fair value method include (i) a risk-free interest rate based on zero-coupon governmental issues on each grant date with the maturity equal to the expected term of the options (3.3% and 2.4% for fiscal 2005 and 2004, respectively), (ii) an expected stock volatility of 52% and 56% for fiscal 2005 and 2004, respectively, and (iii) no expected dividend yield. The weighted average assumptions for determining compensation costs for the twenty-six-week-periods ended July 31, 2004 and August 2, 2003, under the fair value method include (i) a risk-free interest rate based on zero-coupon governmental issues on each grant date with the maturity equal to the expected term of the options (3.4% and 2.7% for fiscal 2005 and 2004, respectively), (ii) an expected stock volatility of 53% and 56% for fiscal 2005 and 2004, respectively, and (iii) no expected dividend yield.

2. Properties

        We currently lease all of our existing 449 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to seven years with options on the part of Hibbett to extend. Most leases also contain a three-year early termination option if projected sales levels are not met and a kickout clause if co-tenancy provisions are violated. We believe that this lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

        As current leases expire, we believe that we will be able to either obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area. For the most part, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. Based on our belief that we maintain good relations with our landlords, that most of our leases are at below market rents and that we have generally been able to secure leases for suitable locations, we believe that our lease strategy will not be detrimental to our business, financial condition or results of operations.

        Our offices and our distribution center are leased under an operating lease expiring in 2014. We own the Team division’s warehousing and distribution center located in Birmingham, Alabama.

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

        A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Weighted average shares outstanding
Basic	23,423,535	22,980,288	23,378,352	22,874,294
Dilutive effect of stock options	604,093	508,392	629,414	459,454

Diluted	24,027,628	23,488,680	24,007,766	23,333,748

        For the thirteen and twenty-six week periods ended July 31, 2004, there were 1,500 anti-dilutive options. For the thirteen and twenty-six week periods ended August 2, 2003, there were no anti-dilutive options.

4. Stockholders’ Investment

        We offer participation in stock option plans to certain employees and individuals. Awards typically vest and become exercisable in incremental installments over a period of five years after the date of grant and expire on the tenth anniversary of the date of grant. For the twenty-six week period ended July 31, 2004, 207,785 shares were issued upon exercise of options, resulting in an increase in Stockholders’ Investment of $1,476,000, and an increase in Paid in Capital of $1,317,000 attributable to the tax benefit received from the exercise of these options. For the twenty-six week period ended July 31, 2004, 5,087 shares were purchased under the Employee Stock Purchase Plan resulting in an increase in Stockholders’ Investment of $95,000.

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

7. Recent Accounting Pronouncements

        In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces Interpretation 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003. We are required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. We do not expect Interpretation 46 or FIN 46R to have any impact on our consolidated financial statements.

        SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For us, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for us on January 31, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments outstanding that are within the scope of this Statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Hibbett Sporting Goods, Inc. (“we” or “Hibbett” or the “Company”) operates a full-line of sporting goods stores in small to mid-sized markets, predominantly in the Southeast, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. Our merchandise assortment features a broad selection of brand name merchandise emphasizing team sports and fitness complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. We believe our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets.

        As of July 31, 2004, we operated 428 Hibbett Sports stores, as well as 17 smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores, in 21 states. As of July 31, 2004 we operated 449 stores in 21 contiguous states. Of these stores, 169 are located in malls and 280 are located in strip shopping centers which are generally the center of commerce within the area and which most are anchored by a Wal-Mart store. Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square-foot store located in enclosed malls and dominant strip centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. We target markets with county populations that range from 30,000 to 100,000. By targeting smaller markets, we believe we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading full-line sporting goods retailer in these local communities. Although competitors in some markets may carry similar product lines and national brands, we believe that the Hibbett Sports stores are typically the primary, full-line sporting goods retailers in their markets due to the extensive selection of traditional team and individual sports merchandise offered and a high level of customer service.

        In fiscal 1994, we began to accelerate our rate of new store-openings to take advantage of the growth opportunities in our target markets. Since fiscal 1994, we have grown our store base from 49 to 449 stores. Our expansion strategy is to continue to open Hibbett Sports stores in our target markets. We plan to open between 60 to 65 Hibbett Sports stores, net of store closings, in fiscal 2005. We do not expect that the average size of our stores opened in fiscal 2005 will vary significantly from the average size of stores opened in fiscal 2004. Hibbett historically has comparable store sales in the low to mid-single digit range and we plan to increase total square footage by approximately 15% in fiscal 2005. We believe our sales percentage growth will be in the mid to upper teens in fiscal 2005.

        Over the past three years, we have increased our product margin due to lower retail reductions, improved vendor discounts, increased efficiencies in logistics and favorable leveraging of our store occupancy costs. However, we expect gross profit as a percentage of net sales to decrease slightly in fiscal 2005 due to the softness in apparel and a change in sales mix.

        Due to our increased sales, we have leveraged our store operating, selling and administrative expenses and offset recent increases in certain compliance related expenses. With our expected sales increase, we plan to leverage expenses 10 to 15 basis points in fiscal 2005. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base and provide capital expenditures for both warehouse and advances in technology and system development projects.

        On August 19, 2004, our Board of Directors approved the purchase by the Company of up to $30.0 million of our outstanding common stock. Approximately 23.4 million shares of our common stock are currently outstanding. Repurchases may be made over time in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions, at the discretion of our management for the period of one year, ending on August 19, 2005.

        We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. We have been incorporated under the laws of the State of Delaware since October 6, 1996.

Results of Operations

        The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse,
distribution and store occupancy costs	71.0	69.3	68.9	69.0

Gross profit	29.0	30.7	31.1	31.0
Store operating, selling and administrative
expenses	20.9	21.1	19.2	19.9
Depreciation and amortization
	2.3	2.5	2.1	2.3

Operating income	5.8	7.1	9.8	8.8
Interest income, net	0.1	0.0	0.1	0.0

Income before provision for income taxes	5.9	7.1	9.9	8.8
Provision for income taxes	2.2	2.6	3.7	3.2

Net income	3.7%	4.5%	6.2%	5.6%

Thirteen Weeks Ended July 31, 2004 Compared to Thirteen Weeks Ended August 2, 2003

        Net sales. Net sales increased $10.1 million, or 14.0%, to $81.8 million for the thirteen weeks ended July 31, 2004 from $71.7 million for the comparable period in the prior year. We attribute this increase to the following factors:

o	We opened fifty-eight Hibbett Sports stores and one Sports Additions, net of store closings, in the 52-week period ended July 31, 2004. New stores and stores not in the comparable store net sales calculation accounted for $8.5 million of the increase in net sales.
o	We experienced a 2.5% increase in comparable same store net sales for the thirteen-week period ended July 31, 2004. Higher comparable store net sales contributed $1.6 million to the increase in net sales.

        The increase in comparable store sales was primarily due to increased sales in Footwear.  Footwear sales, led by women’s and kid’s, was driven by performance and retro styles such as Nike Shox, Nike Air Force 1, Nike Impax, Nike Miler, KSwiss and New Balance.  Equipment sales overall were slightly down from last years numbers as increases in the Team Equipment area are being offset by weak demand for Fitness Equipment and Individual Sports.  Increased apparel sales in the performance category, primarily Under Armour and Nike Dry-Fit, were offset by weak licensed product sales in the Pro and College Apparel area.

        Comparable store net sales data for the period reflect sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended July 31, 2004, we opened nineteen Hibbett Sports stores and closed three Hibbett Sports stores.

        Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $23.7 million, or 29.0% of net sales, in the thirteen weeks ended July 31, 2004, as compared to $22.0 million, or 30.7% of net sales, in the same period of the prior fiscal year. The change in gross profit was attributable to a 103 basis point increase, as a percent of net sales, in net markdowns as a result of decreased consumer demand of licensed apparel, a 45 basis point increase in occupancy related costs, a 43 basis point increase in inventory shortage and a change in sales mix, which was somewhat offset by a 28 basis point improvement in logistics.

        Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $17.1 million, or 20.9% of net sales, for the thirteen-weeks ended July 31, 2004, as compared to $15.1 million, or 21.1% of net sales, for the comparable period a year ago. We attribute this decrease in store operating, selling and administrative expenses as a percentage of net sales to the following factors:

o	Labor and benefits cost accounted for a decrease as a percent of net sales of 8 basis points as compared to the same period last year.
o	The reduction in the cost of inventory counting expenses accounted for a 17 basis point decrease, which offsets first quarter’s increase.
o	The decrease in store supplies accounted for a 15 basis point reduction year over year.

        The decrease in store operating, selling and administrative expenses was somewhat offset by a 12 basis point increase in professional fees related to Sarbanes Oxley compliance and a 7 basis point increase in public company costs due to expenses associated with registering additional shares with NASDAQ in association with the April 2004 stock split and an increase in annual mailings due to the growth in our shareholder base.

        Depreciation and amortization. Depreciation and amortization as a percentage of net sales decreased to 2.3% of net sales for the thirteen-week-period ended July 31, 2004, compared with 2.5% of net sales for same thirteen-week- period last year. The reduction in depreciation and amortization expense as a percentage of net sales is due to an increase in sales and fewer capital expenditure purchases this quarter compared to the same thirteen-week-period last year as a result of an increase in landlord contributions.

        Provision for Income Taxes. Provision for income taxes as a percentage of net sales was 2.2% in the thirteen-week period ended July 31, 2004, compared to 2.6% for the same thirteen-week period ended August 3, 2003, due to a 121 basis point decrease in pre-tax income. The income tax rate as a percentage for pre-tax income was 37.3% and 36.5% for the thirteen-week periods ended July 31, and August 2, 2003, respectively.

Twenty-Six Weeks Ended July 31, 2004 Compared to Twenty-Six Weeks Ended August 2, 2003

        Net sales. Net sales increased $27.0 million, or 17.8%, to $178.3 million for the twenty-six weeks ended July 31, 2004, from $151.3 million for the comparable period in the prior year. We attribute this increase to the following factors:

o	We opened fifty-eight Hibbett Sports stores and one Sports Additions, net of store closings, in the 52-week period ended July 31, 2004. New stores and stores not in the comparable same store net sales calculation accounted for $19.1 million of the increase in sales.
o	We experienced a 5.8% increase in comparable store net sales for the twenty-six weeks ended July 31, 2004. Higher comparable store net sales contributed $7.9 million to the increase in net sales.

        The increase in comparable store sales was primarily due to increased sales in Footwear.  Footwear sales, led by women’s and kid’s, was driven by performance and retro styles such as Nike Shox, Nike Air Force 1, Nike Miler, KSwiss and New Balance.  Equipment sales overall were slightly down from last years numbers as increases in the Team Equipment area are being offset by weak demand for Fitness Equipment and Individual Sports.  Increased appeal sales in the performance category, primarily Under Armour and Nike Dry-Fit, were offset by weak licensed product sales in the Pro and College Apparel area.

        Comparable store net sales data for the period reflect sales for our traditional format Hibbett Sports stores open throughout the period and the corresponding period of the prior fiscal year. During the twenty-six weeks ended July 31, 2004, we opened twenty-six Hibbett Sports stores and one Sports Additions and closed six Hibbett Sports stores.

        Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $55.4 million, or 31.1% of net sales, in the twenty-six weeks ended July 31, 2004, as compared to $46.9 million, or 31.0% of net sales, in the same period of the prior fiscal year. The increase in gross profit from first quarter was offset by increased markdowns, inventory shortages and a change in sales mix in the second quarter.

        Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $34.2 million, or 19.2% of net sales, for the twenty-six weeks ended July 31, 2004, as compared to $30.1 million, or 19.9% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the twenty-six weeks ended July 31, 2004, is primarily attributable to the following factors:

o	Labor and benefits cost accounted for a decrease as a percent of net sales of 42 basis points as compared to the same period last year.
o	Store supplies accounted for a decrease as a percent of net sales of 14 basis points; and
o	The decrease in returned check expense accounted for a 7 basis point reduction year over year

        Depreciation and amortization. Depreciation and amortization as a percentage of net sales decreased to 2.0% of net sales for the twenty-six-week-period ended July 31, 2004, compared with 2.3% of net sales for the same twenty-six-week-period last year. The reduction in depreciation and amortization expense as a percentage of net sales is due to an increase in sales and fewer capital expenditure purchases this year compared to the same twenty-six-week-period last year as a result of an increase in landlord contributions.

        Provision for income taxes. Provision for income taxes as a percentage of net sales was 3.7%, in the twenty-six-week period ended July 31, 2004, compared to 3.2% for the same twenty-six-week period ended August 2, 2003, due to a 107 basis point increase in pre-tax income. The income tax rate as a percentage of pre-tax income was 37.3% and 36.5% for the twenty-six-week periods ended July 31, 2004 and August 2, 2003, respectively.

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

        Our Statements of Cash Flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
Net cash provided by operating activities	$4,271	$11,692

Cash flows provided by (used in) investing activities
Capital expenditures	$(3,429)	$(2,877)
Proceeds from sale of property and equipment	33	6

Net cash used in investing activities	$(3,396)	$(2,871)

Cash flows provided by financing activities
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	$1,571	$2,193

Net cash provided by financing activities	$1,571	$2,193

        Net cash provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. Inventory levels increased this year compared to the same 26-week period last year, but have decreased on a per store basis. Accordingly, net cash provided by operating activities was $4.3 million for the twenty-six-week-period ended July 31, 2004 compared with net cash provided by operating activities of $11.7 million for the twenty-six-week-period ended August 2, 2003.

        With respect to cash flows used in investing activities, capital expenditures were $3.4 million in the twenty-six- week-period ended July 31, 2004 compared with $2.9 million for the prior year period. Capital expenditures in the twenty-six weeks ended July 31, 2004 were primarily related to the opening of twenty-seven new stores, the refurbishing of existing stores and various corporate additions, including automobiles and warehouse equipment.

        Net cash provided by financing activities was $1.6 million in the twenty-six-week-period ended July 31, 2004 compared with $2.2 million provided by financing activities in the prior year period. Financing activities are related to proceeds from stock options exercised.

        We estimate capital expenditures in fiscal 2005 to be approximately $9.8 million, which relate to the opening of approximately 65 Hibbett Sports stores (exclusive of store closings), remodeling of selected existing stores and improvements at our headquarters and distribution center.

        We maintain an unsecured revolving credit facility that allows borrowings up to $25 million and which will expire November 5, 2005, subject to renewal every two years. As of July 31, 2004 and August 2, 2003, we had no debt outstanding. Based on our current operating and store opening plans, we believe we can adequately fund our cash needs for the foreseeable future through cash generated from operations and borrowings under the revolving credit facility.

        Our revolving credit facility contains certain restrictive covenants common to such agreements. We were in compliance with respect to those covenants at July 31, 2004 and August 2, 2003.

Recent Accounting Pronouncements

        In March 2004, the FASB issued Exposure Draft, “Share-Based Payment.” In this statement, the FASB formally proposed to require companies to recognize the fair value of stock options and other stock-based compensation to employees for future reporting periods. It is probable that we will be required to expense options under our current plan in future periods under this Exposure Draft. However, we cannot estimate the impact that expensing options will have on the financial statements until the FASB completes its exposure draft process and issues its final statement.

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

A Warning About Forward-Looking Statements

        This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe”, “anticipate”, “expect”, “intend”, “plan”, “target” or “estimate”.  For example, our forward-looking statements include statements regarding:

o	our anticipated sales growth and future product margin;
o	our growth plans, including our plans to add, expand or relocate stores and square footage growth;
o	our cash needs, including our ability to fund future capital expenditures and working capital requirements;
o	our gross profit margin and earnings and our ability to leverage store operating, selling and administrative expenses and offset other operating expenses;
o	our seasonal sales patterns;
o	our ability to renew or replace store leases satisfactorily; and
o	our expected capital expenditures.

        You should assume that the information appearing in this report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

        For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors” in our Form 10-K dated April 15, 2004:

o	Our inability to identify and anticipate changes in consumer demands and preferences and our ability to respond to such consumer demands in a timely manner could reduce our overall sales or reduce our sales of higher margin goods. We may also be faced with markdowns for significant excess inventory of some products and missed opportunities for other products, which would decrease our profitability.
o	Many of the goods we sell are discretionary items. A downturn in the general economy or in the markets where we operate or inflation in the cost of consumer necessities could reduce our sales.
o	We may be unable to achieve our expansion plans for future growth, which depend upon our ability to open new stores in a timely manner and to operate them profitably. Our failure to achieve our expansion plans could materially adversely affect our business, financial condition and results of operations.
-13-

o	Our results of operations may vary significantly as a result of the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-operating expenses associated with new stores and the relative proportion of new stores to mature stores.
o	If we lose any of our key vendors or any of our key vendors fail to supply us with merchandise, we may not be able to meet the demand of our customers and our sales could decline.
o	We believe many of our largest vendors source a substantial majority of their products from China and other foreign countries. A disruption in the flow of imported merchandise or an increase in the cost of those goods may significantly decrease our sales and profits.
o	The business in which we are engaged is highly competitive. Pressure from our competitors may force us to reduce our prices or increase our spending, which could be detrimental to our business and may lower our revenue and profitability.
o	We operate a single centralized distribution center in Birmingham, Alabama. Any serious disruption to this facility would damage a portion of our inventory and could impair our ability to adequately stock our stores, materially adversely affecting our sales and profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our revolving credit facility and working capital facility, each of which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates. During the twenty-six-week period ended July 31, 2004, we had no borrowings outstanding under our revolving credit facility. The average amount of borrowings outstanding under these agreements during the thirteen-week-period and the twenty-six-week period ended July 31, 2004 was $305,925 and the maximum amount outstanding was $392,006. The total amount of interest paid during the twenty-six week period ended July 31, 2004 was less than $500. A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

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

        Pursuant to Securities Exchange Act Rule 13a-15, we carried out an evaluation as of July 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of July 31, 2004, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        During the twenty-six-week period ended July 31, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

        In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we are evaluating our internal controls and are in the process of making changes to improve the effectiveness of our internal control structure.

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings

        We are party to various legal proceedings incidental to our business. In our opinion, after consultation with legal counsel responsible for these matters, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of our Company.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

         None

ITEM 3: Defaults Upon Senior Securities

         None

ITEM 4: Submission of Matters to Vote of Security-Holders

        At our Annual Meeting of Shareholders held on June 2, 2004, the stockholders elected the following nominees to the Board of Directors to serve a three-year term. Votes cast were as follows:

Carl Kirkland For: Withheld:	13,998,736 605,102	Michael J. Newsome For: Withheld:	13,973,087 630,751
Thomas A. Saunders, III For: Withheld:	14,301,816 302,022
The shareholders approved a proposal for an amendment to our stock plan for outside directors. Votes cast were as follows:

For: Against: Abstention: Total Votes Cast:	13,392,872 1,141,918 69,048 14,603,838

ITEM 5: Other Information

         None

ITEM 6: Exhibits

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

                                                                  HIBBETT SPORTING GOODS, INC.

Date: September 9, 2004	By: /s/ Gary A. Smith Gary A. Smith Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
-17- Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, Michael J. Newsome, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hibbett Sporting Goods, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 9, 2004	By: /s/ Michael J. Newsome Michael J. Newsome Chief Executive Officer
-18- Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Gary A. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hibbett Sporting Goods, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 9, 2004	By: /s/ Gary A. Smith Gary A. Smith Vice President & Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of Chief Executive Officer

        Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

    (i)        the accompanying Quarterly Report on Form 10-Q of the Company for the period ended July 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 9, 2004	By: /s/ Michael J. Newsome Michael J. Newsome Chief Executive Officer

Exhibit 32.2

Section 1350 Certification of Chief Financial Officer

        Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

    (i)        the accompanying Quarterly Report on Form 10-Q of the Company for the period ended July 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 9, 2004	By: /s/ Gary A. Smith Gary A. Smith Vice President & Chief Financial Officer
-21-