Form 10-K/A
period 2004-01-31
HIBBETT SPORTING GOODS INC
filed 2004-09-21
CIK 1017480

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                                              FORM 10-K/A

AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004	Commission file number 000-20969

HIBBETT SPORTING GOODS, INC. (Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of Incorporation or organization)	63-1074067 (I.R.S. Employer Identification No.)

451 Industrial Lane Birmingham, Alabama (Address of Principal Executive Offices)	35211 (Zip Code)
Registrant’s telephone number, including area code: (205) 942-4292 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class Common Stock, $.01 Par Value Per Share	Name of Each Exchange on Which Registered NASDAQ Stock Market

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

Yes    X      No

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $350,280,380 on August 1, 2003, based on the closing sale price of $23.09 at August 1, 2003 for the Common Stock on such date on the Nasdaq National Market.

        The number of shares outstanding of the Registrant’s Common Stock, as of April 13, 2004 was 15,594,323.

DOCUMENTS INCORPORATED BY REFERENCE

The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, to be held June 2, 2004. Registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 2004.

EXPLANATORY NOTE

        This amendment on Form 10-K/A constitutes Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2004, which was originally filed with the SEC on April 15, 2004 (the “Original Report”). We are hereby amending and restating Item 9A as it appeared in the Original Report.

        This Amendment only amends Item 9A of the Original Report as specified above. It does not affect the original financial statements and footnotes or other disclosures filed in the Original Report and does not reflect events occurring after the original filing date of April 15, 2004.

PART II

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

        Pursuant to Securities Exchange Act Rule 13a-15, effective as of January 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the date of our evaluation, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Date: September 20, 2004	HIBBETT SPORTING GOODS, INC. By: /s/ Gary A. Smith Gary A. Smith Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBITS INDEX

+	3.1	Certificate of Incorporation of the Company
+	3.2	Bylaws of the Company
+	10.1
		Amended and Restated Credit Agreement dated as of December 31, 2003, between the Company, Hibbett Team Sales, Inc., Sports Wholesale, Inc., Hibbett Capital Management, Inc., Illinois Hibbett, LLC, AmSouth Bank and Bank of America, N.A.
+	13.1	Fiscal 2004 Annual Report to Shareholders
+	21	List of Company's Subsidiaries
+	23.1	Consent of KPMG, LLP
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
	32.1	Section 1350 Certification of Chief Executive Officer
	32.2	Section 1350 Certification of Chief Financial Officer
+         Previously Filed -4- Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, Michael J. Newsome, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Hibbett Sporting Goods, Inc;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 20, 2004	By: /s/ Michael J. Newsome Michael J. Newsome Chief Executive Officer
-5- Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Gary A. Smith, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Hibbett Sporting Goods, Inc;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 20, 2004	By: /s/ Gary A. Smith Gary A. Smith Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of Chief Executive Officer

        Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

    (i)        the accompanying Amendment No. 1 to the Annual Report on Form 10-K of the Company for the period ended January 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

    (ii)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 20, 2004	By: /s/ Michael J. Newsome Michael J. Newsome Chief Executive Officer

Exhibit 32.2

Section 1350 Certification of Chief Financial Officer

        Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

    (i)        the accompanying Amendment No. 1 to the Annual Report on Form 10-K of the Company for the period ended January 31, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

    (ii)        the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 20, 2004	By: /s/ Gary A. Smith Gary A. Smith Chief Financial Officer
-8-