Form 10-Q/A
period 2004-05-01
HIBBETT SPORTING GOODS INC
filed 2004-09-21
CIK 1017480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A AMENDMENT NO. 1

(mark one)

____X____	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                    For the quarterly period ended: May 1, 2004

— OR —

________	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                    For the transition period from _________ to ________ COMMISSION FILE NUMBER 000-20969

HIBBETT SPORTING GOODS, INC. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	63-1074067 (IRS Employer Identification No.)

451 Industrial Lane, Birmingham, Alabama (Address of principal executive offices)	35211 (Zip code)

(205) 942-4292
(Registrant’s telephone number, including area code)

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

Yes     X        No ______

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of June 8, 2004 were 23,439,093 shares.

EXPLANATORY NOTE

        This Amendment on Form 10-Q/A constitutes Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004, which was originally filed with the SEC on June 9, 2004 (the “Original Report”). We are hereby amending and restating Item 4 as it appeared in the Original Report.

        This Amendment only amends Item 4 of the Original Report as specified above. It does not affect the original financial statements and footnotes or other disclosures filed in the Original Report and does not reflect events occurring after the original filing date of June 9, 2004.

PART 1. FINANCIAL INFORMATION

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

        Pursuant to Securities Exchange Act Rule 13a-15, we carried out an evaluation as of May 1, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of May 1, 2004, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        During the thirteen-week period ended May 1, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT SPORTING GOODS, INC.

Date: September 20, 2004	By: /s/ Gary A. Smith Gary A. Smith Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

3

EXHIBITS INDEX

† 10.1      Hibbett Sporting Goods, Inc. Stock Plan for Outside Directors

   31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

   31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

   32.1      Section 1350 Certification of Chief Executive Officer

   32.2      Section 1350 Certification of Chief Financial Officer

          † Previously Filed

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, Michael J. Newsome, certify that:

1.	I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q of Hibbett Sporting Goods, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(3)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report: that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 20, 2004	By: /s/ Michael J. Newsome Michael J. Newsome Chief Executive Officer
5 Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Gary A. Smith, certify that:

1.	I have reviewed this Amendment No. 1 to the quarterly report on Form 10-Q of Hibbett Sporting Goods, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(3)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report: that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

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

Exhibit 32.1

Section 1350 Certification of Chief Executive Officer

        Pursuant to 18 U S C § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

(a)	the accompanying Amendment No. 1 to the Quarterly Report on Form 10-Q of the Company for the period ended May 1, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 20, 2004	By: /s/ Michael J. Newsome Michael J. Newsome Chief Executive Officer

Exhibit 32.2

Section 1350 Certification of Chief Financial Officer

        Pursuant to 18 U S C § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

(a)	the accompanying Amendment No. 1 to the Quarterly Report on Form 10-Q of the Company for the period ended May 1, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(b)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

Date: September 20, 2004	By: /s/ Gary A. Smith Gary A. Smith Chief Financial Officer
8