Form 10-Q
period 2004-10-30
HIBBETT SPORTING GOODS INC
filed 2004-12-09
CIK 1017480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: October 30, 2004

— OR —

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

Yes    X          No

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date: Shares of common stock, par value $.01 per share, outstanding as of December 8, 2004 were 23,473,323 shares.

HIBBETT SPORTING GOODS, INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at October 30, 2004 and January 31, 2004	2
Unaudited Condensed Consolidated Statements of Operations for the Thirteen- and Thirty-Nine Weeks Ended October 30, 2004 and November 1, 2003	3
Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 30, 2004 and November 1, 2003	4
Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to Vote of Security-Holders	18
Item 5. Other Information	18
Item 6. Exhibits	19

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars In Thousands)

	October 30, 2004	January 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$ 44,542	$ 41,963
Accounts receivable, net	5,228	3,594
Inventories	105,422	94,777
Prepaid expenses and other	906	942
Deferred income taxes	938	983

Total current assets	157,036	142,259

Property and equipment, net	25,694	26,173

Other non-current assets:
Other, net	142	130

Total other non-current assets	142	130

Total Assets	$ 182,872	$ 168,562

Liabilities and Stockholders' Investment
Current Liabilities:
Accounts payable	$ 38,241	$ 37,976
Accrued expenses:
Payroll-related	4,108	4,284
Income taxes payable	48	--
Other	3,943	2,809

Total current liabilities	46,340	45,069

Deferred income taxes	519	603

Total Liabilities	46,859	45,672

Stockholders' Investment:
Preferred stock, $.01 par value 1,000,000 shares
authorized, no shares outstanding	--	--
Common stock, $.01 par value, 50,000,000 shares
authorized, 23,447,591 shares issued and
outstanding at October 30, 2004 and 23,229,660
shares issued and outstanding at January 31,2004	234	232
Paid-in-capital	68,330	65,356
Retained earnings	74,659	57,302
Treasury stock at cost, 365,400 shares repurchased
at October 30, 2004 and none at January 31,2004	(7,210)	--

Total stockholders' investment	136,013	122,890

Total Liabilities and Stockholders' Investment	$ 182,872	$ 168,562

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Share and Per Share Amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Sales, net	$92,139	$78,418	$270,453	$229,742
Cost of goods sold,
including warehouse, distribution
and store occupancy costs	61,710	51,971	184,615	156,349

Gross profit	30,429	26,447	85,838	73,393

Store operating, selling and
administrative expenses	18,718	16,194	52,912	46,251

Depreciation and amortization	1,877	1,820	5,576	5,370

Operating income	9,834	8,433	27,350	21,772

Interest income, net (see Note 1)	147	33	309	75

Income before provision for income taxes	9,981	8,466	27,659	21,847

Provision for income taxes	3,718	3,090	10,303	7,974

Net income	$6,263	$5,376	$17,356	$13,873

Basic earnings per common share	$0.27	$0.23	$0.74	$0.60

Diluted earnings per common share	$0.26	$0.23	$0.72	$0.59

Weighted average shares outstanding:
Basic	23,327,206	23,094,818	23,361,303	22,947,801

Diluted	23,807,564	23,689,179	23,941,032	23,477,754

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)

	Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003
Cash flows from operating activities:
Net income	$17,356	$13,873

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	5,576	5,370
Deferred income taxes	(38)	207
Loss on disposal of assets	329	236
Change in operating assets and liabilities	(9,670)	(4,177)

Total adjustments	(3,803)	1,636

Net cash provided by operating activities	13,553	15,509

Cash flows from investing activities:
Capital expenditures	(5,452)	(5,011)
Proceeds from sale of property and equipment	35	7

Net cash used in investing activities	(5,417)	(5,004)

Cash flows from financing activities:
Cash used for stock repurchase	(7,210)	--
Proceeds from options exercised and sale
of shares under employee stock purchase plan	1,653	3,354

Net cash provided by (used in) financing activities	(5,557)	3,354

Net increase in cash and cash equivalents	2,579	13,859
Cash and cash equivalents, beginning of period	41,963	12,016

Cash and cash equivalents, end of period	$44,542	$25,875

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$23	$40

Income taxes, net of refunds	$8,969	$8,363

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation & Accounting Policies

        The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the “Company” or “we” or “Hibbett”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2004. In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of October 30, 2004 and January 31, 2004 and the results of our operations and cash flows for the periods presented.

        We have experienced and expect to continue to experience seasonal fluctuations in our net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Interest

        Interest income for the thirteen and thirty-nine weeks ended October 30, 2004 was $147,455 and $309,223, respectively, shown net of interest expense of $8,506 and $23,283, respectively. Interest income for the thirteen and thirty-nine weeks ended November 1, 2003 was $32,591 and $75,250, respectively, shown net of interest expense of $13,453 and $40,340, respectively.

Advertising

        We participate in various advertising and marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned. The following table presents the components of our advertising expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Gross advertising costs	$861,590	$629,685	$2,947,510	$2,084,550
Advertising reimbursements	(499,083)	(311,523)	(2,154,096)	(1,366,259)

Net advertising costs	$362,507	$318,162	$793,414	$718,291

Sales Returns, Exchanges and Allowances

        For the thirteen weeks ended October 30, 2004 and November 1, 2003, sales returns, exchanges and allowances equaled $2.5 million and $2.0 million, respectively. For the thirty-nine weeks ended October 30, 2004 and November 1, 2003, sales returns, exchanges and allowances were $6.9 million and $5.6 million, respectively.

Reportable Segments

        We are an operator of sporting good stores in small to mid-sized markets predominately in the Southeast, Mid-Atlantic and Midwest. Given the economic characteristics of our store formats, the similar nature of the products we sell, the type of customers and methods of distribution, our operations constitute only one reportable segment.

Customers

        No customer accounted for more than 5% of our sales during the thirteen and thirty-nine weeks ended October 30, 2004 or November 1, 2003.

Vendors

        For the thirteen weeks ended October 30, 2004 Nike, our largest vendor, represented approximately 39.6% of our purchases. Reebok represented approximately 9.0% of our purchases and New Balance represented approximately 8.2% of our purchases. For the thirteen weeks ended November 1, 2003, Nike, our largest vendor, represented approximately 32.4% of our purchases, Reebok represented approximately 13.9% of our purchases and Adidas represented approximately 5.1% of our purchases.

        For the thirty-nine weeks ended October 30, 2004, Nike, our largest vendor, represented approximately 39.3% of our purchases. New Balance represented approximately 9.9% of our purchases and Reebok represented approximately 8.1% of our purchases. For the thirty-nine weeks ended November 1, 2003, Nike, our largest vendor, represented approximately 35.6% of our purchases, Reebok represented approximately 10.8% of our purchases and New Balance represented approximately 9.1% of our purchases.

Store Opening and Closing Costs

        New store opening costs are charged to expense as incurred. Store opening costs primarily include store payroll and general operating costs incurred prior to the store opening.

        We consider individual store closings to be a normal part of operations and expense all related costs at the time of closing.

Revenue Recognition

        All merchandise sales occur on-site in our retail stores, and the customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on layaway. The customer may make further payments in installments, but we must receive the entire purchase price for merchandise placed on layaway within 30 days. We record the down payment and any installments as deferred revenue until the customer pays the entire purchase price for the merchandise and takes possession of such merchandise. We recognize merchandise revenues at the time the customer takes possession of the merchandise.

        We recognize the cost of coupon sales incentives at the time the related revenue is recognized. Proceeds received from the issuance of gift cards are initially recorded as deferred revenue, and such proceeds are subsequently recognized as revenue at the time the customer redeems such gift cards and takes possession of the merchandise.

Stock-Based Compensation

        We account for our stock option plans under the recognition and measurement principles of Accounting Pronouncements Bulletin (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost for our plans are reflected in net income, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

        The following table illustrates the effect on earnings and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure,” to stock-based employee compensation (in thousands except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income--as reported	$6,263	$5,376	$17,356	$13,873
Add: Stock-based employee compensation
expense, included in the determination
of net income, net of tax	--	--	--	--
Deduct: Stock-based employee compensation
expense, determined under the fair value based
method for all awards, net of tax	(329)	(244)	(6,893)	(5,860)

Net income--pro forma	$5,934	$5,132	$10,463	$8,013

Basic earnings per share - as reported	.27	.23	.74	.60
Basic earnings per share - pro forma	.25	.22	.70	.57
Diluted earnings per share - as reported	.26	.23	.72	.59
Diluted earnings per share - pro forma	.25	.22	.68	.56

        The weighted average assumptions for determining compensation costs for the thirteen weeks ended October 30, 2004 and November 1, 2003, under the fair value method using the Black-Scholes option-pricing model include (i) risk-free interest rates based on zero-coupon governmental issues on each grant date with the maturity equal to the expected term of the options (a range of 3.4% to 3.6% for fiscal 2005 and 2.4% for fiscal 2004), (ii) an expected stock volatility ranging between 52.3% and 52.4% for fiscal 2005 and 56% for fiscal 2004, and (iii) no expected dividend yield. The weighted average assumptions for determining compensation costs for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, under the fair value method using the Black-Scholes option-pricing model include (i) risk-free interest rates based on zero-coupon governmental issues on each grant date with the maturity equal to the expected term of the options (a range of 2.9% to 3.6% for fiscal 2005 and 2.7% for fiscal 2004), (ii) an expected stock volatility ranging between 51.3% and 54.5% for fiscal 2005 and 56% for fiscal 2004, and (iii) no expected dividend yield.

2. Properties

        We currently lease all of our existing 468 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to seven years with options on the part of Hibbett to extend. Most leases also contain a three-year early termination option if projected sales levels are not met and a kickout clause if co-tenancy provisions are violated. We believe that this lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

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

3. Earnings Per Share

        Basic earnings per share (“EPS”) exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Diluted EPS has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each respective period.

        A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Weighted average shares outstanding:
Basic	23,327,206	23,094,818	23,361,303	22,947,801
Dilutive effect of stock options	480,358	594,361	579,729	529,953

Diluted	23,807,564	23,689,179	23,941,032	23,477,754

        For the thirteen and thirty-nine weeks ended October 30, 2004, there were 232,275 and 267,444 anti-dilutive options, respectively. For the thirteen and thirty-nine weeks ended November 1, 2003, there were no anti-dilutive options.

4. Stockholders’ Investment

        We offer participation in stock option plans to certain employees and individuals. Awards typically vest and become exercisable in incremental installments over a period of five years after the date of grant and expire on the tenth anniversary of the date of grant. For the thirty-nine weeks ended October 30, 2004, 208,879 shares were issued upon exercise of options, resulting in an increase in Stockholders’ Investment of $2.5 million and an increase in Paid-in-capital of $1.3 million attributable to the tax benefit received from the exercise of these options. For the thirty-nine weeks ended October 30, 2004, 8,727 shares were purchased under the Employee Stock Purchase Plan resulting in an increase in Stockholders’ Investment of $0.2 million.

5. Stock Repurchase Plan

        In August 2004, the Board of Directors authorized the repurchase of up to $30.0 million of our outstanding common stock. Stock repurchase may be made until August 19, 2005 and may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions at the discretion of our management. In November 2004, the Board of Directors increased the maximum authorization to $40.0 million. During the thirteen weeks ended October 30, 2004, the company had repurchased 365,400 shares at a cost of approximately $7.2 million.

6. Stock Split

        On March 10, 2004, our Board of Directors declared a 3-for-2 stock split on our Common Stock to holders of record on April 1, 2004, effective April 16, 2004. All share and per share data presented in this document reflect the effects of this split.

7. Contingencies

        We are party to various legal proceedings incidental to our business. In our opinion, after consultation with legal counsel, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position or results of operations of the Company.

8. Recent Accounting Pronouncements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Hibbett Sporting Goods, Inc. (“we” or “Hibbett” or the “Company”) operates sporting goods stores in small to mid-sized markets, predominantly in the Southeast, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality footwear, apparel and athletic equipment with a high level of customer service. Our merchandise assortment features a broad selection of brand name merchandise emphasizing team sports and fitness complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. We believe our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets.

        As of October 30, 2004, we operated 447 Hibbett Sports stores, as well as 17 smaller-format Sports Additions athletic shoe stores and four larger-format Sports & Co. superstores, in 22 states. As of October 30, 2004 we operated 468 stores in 22 contiguous states. Of these stores, 180 are located in malls and 288 are located in strip shopping centers. Our primary retail format and growth vehicle is Hibbett Sports, a roughly 5,000 square-foot store located in enclosed malls and dominant strip centers which are generally the center of commerce within the area and which are generally anchored by a Wal-Mart store. We target markets with county populations that range from 30,000 to 100,000. By targeting smaller markets, we believe we achieve significant strategic advantages, including numerous expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading sporting goods retailer in these local communities.

        Since fiscal 1994, we have grown our store base from 49 to 468 stores. Our expansion strategy is to continue to open Hibbett Sports stores in our target markets. We plan to open between 58 to 62 Hibbett Sports stores, net of store closings, in fiscal 2005. We do not expect that the average size of our stores opened in fiscal 2005 will vary significantly from the average size of stores opened in fiscal 2004. Hibbett historically has comparable store sales in the low to mid-single digit range and we plan to increase total square footage by approximately 15% in fiscal 2005. We believe our sales percentage growth will be in the mid to upper teens in fiscal 2005.

        Over the past three years, we have increased our product margin due to lower retail reductions, improved vendor discounts, increased efficiencies in logistics and favorable leveraging of our store occupancy costs. However, we expect gross profit as a percentage of net sales to decrease slightly in fiscal 2005 due to the softness in licensed apparel and a change in sales mix towards footwear. Certain categories and subcategories carry a relatively higher or lower margin, and variations in the strength of product categories within our sales mix may have a material effect on our results of operations.

        Due to our increased sales, we have leveraged our store operating, selling and administrative expenses and offset recent increases in certain compliance related expenses. With our expected sales increase, we plan to leverage expenses 40 to 60 basis points in fiscal 2005. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base and provide capital expenditures for both warehouse and advances in technology and system development projects.

        On August 19, 2004, our Board of Directors approved the purchase by the Company of up to $30.0 million of our outstanding common stock. Approximately 23.1 million shares of our common stock are currently outstanding. Repurchases may be made over time in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions, at the discretion of our management, in consultation with a committee of the Board, for the period of one year, ending on August 19, 2005. On November 18, 2004, our Board of Directors voted to increase this authorization of repurchase to $40.0 million.

        We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. We have been incorporated under the laws of the State of Delaware since October 6, 1996.

Results of Operations

        The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Sales, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse,
distribution and store occupancy costs	67.0	66.3	68.3	68.1

Gross profit	33.0	33.7	31.7	31.9
Store operating, selling and administrative
expenses	20.3	20.6	19.6	20.1
Depreciation and amortization	2.0	2.3	2.0	2.3

Operating income	10.7	10.8	10.1	9.5
Interest income, net	0.1	0.0	0.1	0.0

Income before provision for income taxes	10.8	10.8	10.2	9.5
Provision for income taxes	4.0	3.9	3.8	3.5

Net income	6.8%	6.9%	6.4%	6.0%

Thirteen Weeks Ended October 30, 2004 Compared to Thirteen Weeks Ended November 1, 2003

        Net sales. Net sales increased $13.7 million, or 17.5%, to $92.1 million for the thirteen weeks ended October 30, 2004 from $78.4 million for the comparable period in the prior year. We attribute this increase to the following factors:

o	We opened seventy-one Hibbett Sports stores and closed eight and opened one Sports Additions in the 52-week period ended October 30, 2004. New stores and stores not in the comparable store net sales calculation accounted for $9.8 million of the increase in net sales.
o	We experienced a 5.4% increase in comparable same store net sales for the thirteen weeks ended October 30, 2004. Higher comparable store net sales contributed $3.9 million to the increase in net sales.

        The increase in comparable store sales was primarily due to increased sales in footwear and team sports equipment.  Footwear sales, led by women’s and kid’s, were driven by performance and retro styles such as Nike Shox, Nike Air Force 1, Nike Impax, Nike Miler, K-Swiss and New Balance.  Equipment sales overall were up and were driven by strong sales gains in football, soccer and baseball while demand for fitness product remained weak. Increased apparel sales in the performance category, primarily Under Armour and Nike Dry-Fit, were offset by weak licensed product sales in pro apparel.

        Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. During the thirteen weeks ended October 30, 2004, we opened twenty-one Hibbett Sports stores and closed two Hibbett Sports stores.

        Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $30.4 million or 33.0% of net sales, in the thirteen weeks ended October 30, 2004, as compared to $26.4 million, or 33.7% of net sales, in the same period of the prior fiscal year. The change in gross profit percentage was primarily attributable to a decrease in product margin in apparel as a percent to sales and a shift towards footwear. This was offset by favorable occupancy and warehousing costs.

        Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $18.7 million, or 20.3% of net sales, for the thirteen weeks ended October 30, 2004, as compared to $16.2 million, or 20.6% of net sales, for the comparable period a year ago. We attribute this decrease in store operating, selling and administrative expenses as a percentage of net sales to the following factors:

o	Labor and benefits cost accounted for a decrease as a percent of net sales of 33 basis points as compared to the same period last year.
o	The reduction in returned check expense accounted for a decrease as a percent of net sales of 10 basis points as compared to the same period last year.
o	The reduction in loss on the disposal of assets accounted for a decrease as a percent of net sales of 5 basis points year over year.

        The decrease in store operating, selling and administrative expenses was somewhat offset by a 34 basis point increase in professional fees related to Sarbanes-Oxley compliance and testing and a 7 basis point increase in credit card fees as a result of an increase in Visa and MasterCard interchange rates.

        Depreciation and amortization. Depreciation and amortization as a percentage of net sales decreased to 2.0% of net sales for the thirteen weeks ended October 30, 2004, compared with 2.3% of net sales for the same thirteen weeks last year. The reduction in depreciation and amortization expense as a percentage of net sales is due to an increase in sales and fewer capital expenditure purchases this quarter compared to the same thirteen weeks last year.

        Provision for income taxes. Provision for income taxes as a percentage of net sales was 4.0% in the thirteen weeks ended October 30, 2004, compared to 3.9% for the same thirteen weeks ended November 1, 2003, due to a slight increase in pre-tax income. The income tax rate as a percentage for pre-tax income was 37.3% and 36.5% for the thirteen weeks ended October 30, 2004 and November 1, 2003, respectively. We expect this percentage to increase slightly next year.

Thirty-Nine Weeks Ended October 30, 2004 Compared to Thirty-Nine Weeks Ended November 1, 2003

        Net sales. Net sales increased $40.7 million, or 17.8%, to $270.5 million for the thirty-nine weeks ended October 30, 2004, from $229.7 million for the comparable period in the prior year. We attribute this increase to the following factors:

o	We opened seventy-one Hibbett Sports stores and closed eight and opened one Sports Additions in the 52-week period ended October 30, 2004. New stores and stores not in the comparable same store net sales calculation accounted for $29.3 million of the increase in sales.
o	We experienced a 5.6% increase in comparable store net sales for the thirty-nine weeks ended October 30, 2004. Higher comparable store net sales contributed $11.4 million to the increase in net sales.

        The increase in comparable store sales was primarily due to increased sales in footwear. Footwear sales, led by women’s and kid’s, was driven by performance and retro styles such as Nike Shox, Nike Miler, K-Swiss and New Balance. Equipment sales overall were up primarily from increases in the team equipment area while demand for fitness equipment and individual sports remained weak. Increased apparel sales in the performance category, primarily Under Armour and Nike Dry-Fit, were offset by weak licensed product sales in pro apparel.

        Comparable store net sales data for the period reflect sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. During the thirty-nine weeks ended October 30, 2004, we opened forty-seven Hibbett Sports stores and one Sports Additions and closed eight Hibbett Sports stores.

        Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $85.8 million, or 31.7% of net sales, in the thirty-nine weeks ended October 30, 2004, as compared to $73.4 million, or 31.9% of net sales, in the same period of the prior fiscal year. The decrease in gross profit percentage from the same period last year was primarily a result of an increase in markdowns as a result of the decline in apparel and a change in product mix.

        Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $52.9 million or 19.6% of net sales, for the thirty-nine weeks ended October 30, 2004, as compared to $46.3 million, or 20.1% of net sales, for the comparable period a year ago. The decrease in store operating, selling and administrative expenses as a percentage of net sales in the thirty-nine weeks ended October 30, 2004, is primarily attributable to the following factors:

o	Labor and benefits cost accounted for a decrease as a percent of net sales of 40 basis points as compared to the same period last year.
o	Store supplies accounted for a decrease as a percent of net sales of 10 basis points; and
o	The decrease in returned check expense accounted for a 7 basis point reduction year over year.

        The decrease in store operating, selling and administrative expenses was somewhat offset by a 17 basis point increase in professional fees related to Sarbanes-Oxley compliance and testing.

        Depreciation and amortization. Depreciation and amortization as a percentage of net sales decreased to 2.0% of net sales for the thirty-nine weeks ended October 30, 2004, compared with 2.3% of net sales for the same thirty-nine weeks last year. The reduction in depreciation and amortization expense as a percentage of net sales is due to an increase in sales and relatively flat capital expenditure purchases this year compared to the same thirty-nine weeks last year.

        Provision for income taxes. Provision for income taxes as a percentage of net sales was 3.8%, in the thirty-nine weeks ended October 30, 2004, compared to 3.5% for the same thirty-nine weeks ended November 1, 2003, due to a 72 basis point increase in pre-tax income. The income tax rate as a percentage of pre-tax income was 37.3% and 36.5% for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively.

Liquidity and Capital Resources

        We use our capital primarily for opening new stores, for working capital and for stock repurchase. Our working capital needs are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarter of our fiscal year. Historically, we have funded our cash requirements primarily through cash flows from operations and occasionally borrowings under our revolving credit facilities.

        Our Statements of Cash Flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003
Net cash provided by operating activities	$13,553	$15,509

Cash flows provided by (used in) investing activities
Capital expenditures	$(5,452)	$(5,011)
Proceeds from sale of property and equipment	35	7

Net cash used in investing activities	$(5,417)	$(5,004)

Cash flows provided by (used in) financing activities
Cash used for stock repurchase	$(7,210)	$--
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	1,653	3,354

Net cash provided by (used in) financing activities	$(5,557)	$3,354

        Net income levels combined with fluctuations in inventory and accounts payable balances have historically driven net cash provided by operating activities. Inventory levels increased this year compared to the same thirty-nine weeks last year, but have decreased on a per store basis. Accordingly, net cash provided by operating activities was $13.6 million for the thirty-nine weeks ended October 30, 2004 compared with net cash provided by operating activities of $15.5 million for the thirty-nine weeks ended November 1, 2003.

        With respect to cash flows used in investing activities, capital expenditures were $5.5 million in the thirty-nine weeks ended October 30, 2004 compared with $5.0 million for the prior year period. Capital expenditures in the thirty-nine weeks ended October 30, 2004 were primarily related to the opening of forty-eight new stores, the refurbishing of existing stores and various corporate additions, including automobiles and warehouse equipment.

        Net cash used in financing activities was $5.6 million in the thirty-nine weeks ended October 30, 2004 compared with net cash provided by financing activities of $3.4 million in the prior year period. The cash fluctuation as compared to the same period last fiscal year was primarily the result of the repurchase of the Company’s common stock. Financing activities are related to proceeds from stock options exercised.

        We estimate capital expenditures in fiscal 2005 will be between $7.5 million and $8.5 million, which relate to the opening of 58 to 62 Hibbett Sports stores (exclusive of store closings), remodeling of selected existing stores and improvements at our headquarters and distribution center.

        We maintain an unsecured revolving credit facility that allows borrowings up to $25.0 million and which will expire November 5, 2005, subject to renewal every two years. As of October 30, 2004 and November 1, 2003, we had no debt outstanding. Based on our current operating and store opening plans, we believe we can adequately fund our cash needs for the foreseeable future through cash generated from operations, credit granted by our vendors and available borrowings under the revolving credit facility.

        Our revolving credit facility contains certain restrictive covenants common to such agreements. We were in compliance with respect to those covenants at October 30, 2004 and November 1, 2003.

Recent Accounting Pronouncements

        In March 2004, the FASB issued Exposure Draft, “Share-Based Payment” addressing the accounting for stock-based compensation. A final standard is expected by the FASB in the near future. Proposed changes to the existing rules require companies to recognize compensation expense for stock option grants. When the new rules are enacted, we expect our results of operations to be adversely affected; however, our cash flow and the underlying economics of our financial condition are not expected to be materially affected. We will continue to monitor the development of the new standard and review our stock-based compensation plans accordingly.

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

A Warning About Forward-Looking Statements

        This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe”, “anticipate”, “expect”, “intend”, “plan”, “target” or “estimate”. For example, our forward-looking statements include statements regarding:

o	our anticipated sales growth and future product margin;
o	our growth plans, including our plans to add, expand or relocate stores and square footage growth;
o	our cash needs, including our ability to fund future capital expenditures and working capital requirements;
o	our gross profit margin and earnings and our ability to leverage store operating, selling and administrative expenses and offset other operating expenses;
o	our seasonal sales patterns;
o	our ability to renew or replace store leases satisfactorily;
o	our expected capital expenditures and income tax rates; and
o	the potential impact of recent accounting pronouncements and changes in market interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our revolving credit facility and working capital facility, each of which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates. At the end of the thirty-nine weeks ended October 30, 2004, we had no borrowings outstanding under these agreements. We did not have any borrowings under the credit facility during the thirteen weeks ended October 30, 2004. There were two days during the thirty-nine weeks ended October 30, 2004, where we incurred borrowings against our credit facility for an average borrowing of $306,000. During the thirteen weeks and the thirty-nine weeks ended October 30, 2004 the maximum amount outstanding was $392,000. The total amount of interest paid during the thirty-nine weeks ended October 30, 2004 was less than $500. A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

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

        Pursuant to Securities Exchange Act Rule 13a-15, we carried out an evaluation as of October 30, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of October 30, 2004, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        During the thirty-nine weeks ended October 30, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

        The following table presents our share repurchase activity for the thirteen weeks ended October 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (in thousands)(2)
August 1, 2004 to August 28, 2004	--	$--	--	$30,000
August 29, 2004 to October 2, 2004	191,300	18.81	191,300	26,402
October 3, 2004 to October 30, 2004	174,100	20.75	174,100	22,790

Total	365,400	$19.73	365,400	$22,790

(1)	In August 2004, our Board of Directors authorized a plan to repurchase up to $30.0 million of our common stock. Stock repurchases under this plan may be made until August 19, 2005.

(2)	In November 2004, our Board of Directors increased the maximum authorization under such plan to $40.0 million, of which $7.2 million had been expended through October 30, 2004.

ITEM 3: Defaults Upon Senior Securities

      None

ITEM 4: Submission of Matters to Vote of Security-Holders

      None

ITEM 5: Other Information

      None

ITEM 6: Exhibits

Exhibit No.

10.1 Director Compensation

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

HIBBETT SPORTING GOODS, INC.

Date: December 9, 2004	By: /s/ Gary A. Smith Gary A. Smith Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

10.1 Director Compensation

31.1 Rule 13a-14(a)15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer
32.2 Section 1350 Certification of Chief Financial Officer

Exhibit 10.1

Director Compensation

        On November 18, 2004, the Board of Directors voted to increase the annual fee paid to each director from $18,000 to $25,000. An additional annual fee of $5,000 was also approved to be paid to the chairman of the audit committee. All other compensation paid to directors remains unchanged.

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 9, 2004	By: /s/ Michael J. Newsome Michael J. Newsome Chief Executive Officer
-22- Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Gary A. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hibbett Sporting Goods, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: December 9, 2004	By: /s/ Gary A. Smith Gary A. Smith Vice President & Chief Financial Officer

Exhibit 32.1

Section 1350 Certification of Chief Executive Officer

        Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

    (i)        the accompanying Quarterly Report on Form 10-Q of the Company for the period ended October 30, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 9, 2004	By: /s/ Michael J. Newsome Michael J. Newsome Chief Executive Officer

Exhibit 32.2

Section 1350 Certification of Chief Financial Officer

        Pursuant to 18 U.S.C. § 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer of Hibbett Sporting Goods, Inc. (the “Company”) hereby certifies, to the best of such officer’s knowledge, that:

    (i)        the accompanying Quarterly Report on Form 10-Q of the Company for the period ended October 30, 2004 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 9, 2004	By: /s/ Gary A. Smith Gary A. Smith Vice President & Chief Financial Officer

-25-