Form 10-K
period 2005-01-29
HIBBETT SPORTING GOODS INC
filed 2005-04-14
CIK 1017480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

Or

(     )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to___________________________

Commission file number:000-20969

HIBBETT SPORTING GOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-1074067 (I.R.S. employer identification no.)

451 Industrial Lane Birmingham, Alabama (Address of principal executive offices)	35211 (Zip code)

Registrant's telephone number, including area code:

(205) 942-4292

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common Stock, $.01 Par Value Per Share	Name of each exchange on which registered: NASDAQ Stock Market

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $444,503,139 on July 30, 2004, based on the closing sale price of $19.06 at July 30, 2004 for the Common Stock on such date on the NASDAQ National Market.

The number of shares outstanding of the Registrant's Common Stock, as of April 13, 2005 was 22,646,951.

DOCUMENTS INCORPORATED BY REFERENCE

The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be held May 31, 2005. Registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 29, 2005.

HIBBETT SPORTING GOODS, INC.

INDEX

			Page
PART I
Item	1.	Business	3
		Risk Factors	8
Item	2.	Properties	11
Item	3.	Legal Proceedings	12
Item	4.	Submission of Matters to a Vote of Security Holders	12

PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item	6.	Selected Consolidated Financial Data	14
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	26
Item	8.	Consolidated Financial Statements and Supplementary Data	27
Item	9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Consolidated Financial Disclosure	51
Item	9A.	Controls and Procedures	51
Item	9B.	Other Information	55

Part III
Item	10.	Directors and Executive Officers of Registrant	55
Item	11.	Executive Compensation	55
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55
Item	13.	Certain Relationships and Related Transactions	55
Item	14.	Principal Accounting Fees and Services	55

Part IV
Item	15.	Exhibits and Consolidated Financial Statement Schedules	56
		Signatures	58

A warning about Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “target” or “estimate.” For example, our forward-looking statements include statements regarding:

•	our anticipated sales; including comparable store net sales, net sales growth and earnings growth;
•	our growth, including our plans to add, expend or relocate stores and square footage growth;
•	the possible effect of inflation and other economic changes on our costs and profitability;
•	the possible effect of recent accounting pronouncements;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements
•	our gross profit margin and earnings and our ability to leverage store operating, selling and administrative expenses and offset other operating expenses;
•	our seasonal sales patterns;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods;
•	the capacity of our distribution center;
•	our ability to renew or replace store leases satisfactorily; and
•	our expectations regarding competition.

You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the “ Risk Factors” described beginning on page 8, as well as “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 15.

Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this annual report and you should not expect us to do so.

Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material nonpublic information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst regardless of the content of the statement or report. We do not, by policy, confirm forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Introductory Note

Unless otherwise stated, references to "we," "our," "Hibbett" and “Company” generally refer to Hibbett Sporting Goods, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any reference to “2006” or “Fiscal 2006” relates to as of or for the year ending January 28, 2006. Any reference to “2005” or “Fiscal 2005” relates to as of or for the year ended January 29, 2005. Any reference to “2004” or “Fiscal 2004” relates to as of or for the year ended January 31, 2004. Any references to “2003” or “Fiscal 2003” relates to as of or for the year ended February 1, 2003.

Available Information

The Company maintains an Internet website at the following address: www.hibbett.com.

We make available on or through our website certain reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC.

Reports filed with or furnished to the SEC are also available free of charge upon request by contacting our corporate office at (205) 942-4292.

PART 1

Item 1.	Business

Our Company

Hibbett Sporting Goods, Inc. (including its wholly owned subsidiaries) may be referred in this document as the “Company,” “we” or “Hibbett.”

The Company was originally organized in 1945 under the name Dixie Supply Company in Florence, Alabama, in the marine and small aircraft business. In 1951, the Company started targeting school athletic programs in North Alabama and by the end of the 1950’s had developed a profitable team sales business. In 1960, we sold the marine portion of our business and have been solely in the athletic business since that time. In 1965, we opened Dyess & Hibbett Sporting Goods in Huntsville, Alabama, and hired Mickey Newsome, our current President, Chief Executive Officer and Chairman of the Board. The next year, we opened another sporting goods store in Birmingham and by the end of 1980, we had stores operating in 12 locations in central and northwest Alabama with a warehouse located in Birmingham and our central accounting office in Florence. We went public and have been incorporated under the laws of the State of Delaware as Hibbett Sporting Goods, Inc. since October 6, 1996.

Today, we are a rapidly-growing operator of sporting goods stores in small to mid-sized markets predominantly in the Southeast, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel at competitive prices with a high level of customer service. Hibbett’s merchandise assortment features a broad selection of brand name merchandise emphasizing team sports complemented by localized apparel and accessories designed to appeal to a wide range of customers within each market. We believe our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets.

As of January 29, 2005, we operated 461 Hibbett Sports stores as well as 17 smaller-format Sports Additions athletic shoe stores and 4 larger-format Sports & Co. superstores in 22 states. Over the past two years, we have increased the number of stores from 371 stores to 482 stores, an increase in store base of 30%. Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located in enclosed malls or in strip centers which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store. Although competitors in some markets may carry similar product lines and national brands, we believe the Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of traditional team merchandise and a high level of customer service.

Restatement of Financial Statements

On February 7, 2005, the Chief Accountant of the U.S. Securities and Exchange Commission (“SEC”) released a letter expressing the SEC’s views on certain lease accounting matters. We have identified areas where our historical accounting practices have differed from the SEC’s views as to appropriate lease accounting under generally accepted accounting principles (“GAAP”). We have consistently accounted for leases in accordance with our interpretation of generally accepted accounting principles and common industry practice. However, we have restated our financial statements for prior periods to correct these errors. We do not consider the differences in prior years’ financial statements to be material.

We will not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Forms 10-Q for the restatement. Therefore, the financial statements and related information contained in such reports should no longer be relied upon.

The accompanying Management’s Discussion and Analysis offers the effect of the restatements on the years presented in this Form 10-K.

Our Business Strategy

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

We believe our ability to merchandise to local sporting and community interests differentiates us from our national competitors. This strong regional focus also enables us to achieve significant cost benefits including lower corporate expenses, reduced distribution costs and increased economies of scale from marketing activities. Additionally, we also use sophisticated information systems to maintain tight controls over inventory and operating costs.

We strive to hire enthusiastic sales personnel with an interest in sports. Our extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, videos, self-study courses, interactive group discussions and “Hibbett University” designed specifically for store management.

Our Store Concepts

Hibbett Sports

Our primary retail format is Hibbett Sports, a 5,000 square foot store located in enclosed malls or in strip centers which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store. We tailor our Hibbett Sports stores to the size, demographics and competitive conditions of each market. Of these stores, 167 Hibbett Sports stores are located in enclosed malls, the majority of which are the only enclosed malls in the county, and the remaining 294 stores are located in strip centers.

Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. For example, we believe that apparel with logos of sports teams of local interest represents a larger percentage of the merchandise mix in Hibbett Sports stores than it does in the stores of national chain competitors. In addition, we strive to respond quickly to major sporting events of local interest. Such events in fiscal 2005 included Auburn University’s Southeastern Conference Championship and the success of Oklahoma’s football team and its appearance in the Bowl Championship Series (“BCS”) national championship game.

Sports Additions

Our seventeen Sports Additions stores are small, mall-based stores, averaging 2,600 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel. Sports Additions stores offer a broader assortment of athletic footwear, with a greater emphasis on fashion than the athletic footwear assortment offered by Hibbett Sports stores. All but four Sports Additions stores are currently located in malls in which Hibbett Sports stores are also present.

Sports & Co.

We opened four Sports & Co. superstores between March 1995 and September 1996. Sports & Co. superstores average 25,000 square feet and offer a broader assortment of athletic footwear, apparel and equipment than Hibbett Sports stores. Athletic equipment and apparel represent a higher percentage of the overall merchandise mix at Sports & Co. superstores than they do at Hibbett Sports stores. Sports & Co. superstores are designed to project the same in-store atmosphere as Hibbett Sports stores but on a larger scale.

Team Sales

Hibbett Team Sales, Inc. ("Team Sales"), a wholly-owned subsidiary of Hibbett, is a leading supplier of customized athletic apparel, equipment and footwear to school, athletic and youth programs in Alabama. Team Sales sells its merchandise directly to educational institutions and youth associations. The operations of Team Sales are independent of the operations of our retail stores. Team Sales does not meet the materiality reporting requirements of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

Our Expansion Strategy

In fiscal 1994, we began to accelerate our rate of new store openings to take advantage of the growth opportunities in our target markets. We have currently identified approximately 400 potential markets for future Hibbett Sports stores generally within the states in which we operate. Our clustered expansion program, which calls for opening new stores within a two-hour driving distance of an existing Hibbett location, allows us to take advantage of efficiencies in distribution, marketing and regional management. During the last half of fiscal 2000, we expanded our distribution center to accommodate our recent growth and continued expansion. We believe the expanded facility can support Company growth of at least 850 stores.

In evaluating potential markets, we consider population, economic conditions, local competitive dynamics and availability of suitable real estate. Hibbett Sports stores effectively operate in both enclosed mall and in strip center locations, which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store.

Our continued growth largely depends upon our ability to open new stores in a timely manner and to operate them profitably. Additionally, successful expansion is subject to various contingencies, many of which are beyond our control. See “ Risk Factors.”

Our Merchandising Strategy

Our merchandising strategy is to provide a broad assortment of quality athletic equipment, footwear and apparel at competitive prices in a full service environment. Our stores offer a broad selection of brand name merchandise with an emphasis on team sports and fitness. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. Historically, as well as for fiscal 2005, our leading product category is athletic footwear, followed by apparel and sporting equipment, ranked according to sales.

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

Although the core merchandise assortment tends to be similar for each Hibbett Sports store, important local or regional differences frequently exist. Accordingly, our stores regularly offer products that reflect preferences for particular sporting activities in each community and local interests in college and professional sports teams. Our knowledge of these interests, combined with access to leading vendors, enables Hibbett Sports stores to react quickly to emerging trends or special events, such as college or professional championships.

Our merchandising staff analyzes current sporting goods trends primarily through the gathering and analyzing of detail daily sales activity available through point-of-sale terminals located in the stores. We also visit store locations, maintain close relationships with vendors, monitor sales at competing stores, communicate with district and store managers and review industry trade publications in an effort to recognize trends. The merchandising staff works closely with store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities.

Our success depends in part on our ability to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. See “ Risk Factors”.

Our Vendor Relationships

The sporting goods retail business is very brand name driven. Accordingly, we maintain relationships with a number of well known sporting goods vendors to satisfy customer demand. We believe that our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets. As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors. As our vendors expand their product lines and grow in popularity, we expand sales and promotions of these products within our stores. In addition, as we continue to increase our store base and enter new markets, the vendors have increased their brand presence within these regions. We also emphasize and work with our vendors to establish favorable pricing and to receive cooperative marketing funds. We believe that we maintain very good working relationships with our vendors. For the fiscal year ended January 29, 2005, Nike, our largest vendor, represented approximately 38.9% of our purchases while our next largest vendor represented approximately 9.9% of our purchases. For the fiscal year ended January 31, 2004, Nike, our largest vendor, represented approximately 34.3% of our purchases while our next largest vendor represented approximately 11.0% of our purchases.

The loss of key vendor support could be detrimental to our business, financial condition and results of operations. We believe that we have long-standing and strong relationships with our vendors and that we have adequate sources of brand name merchandise on competitive terms; however, we cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is high profile and in high demand may be allocated by vendors based upon the vendors’ internal criterion, which is beyond our control. See “ Risk Factors”.

Our Advertising and Promotion

We target special advertising opportunities in our markets to increase the effectiveness of our advertising budget. In particular, we prefer advertising in local media as a way to further differentiate Hibbett from national chain competitors. Substantially all of our advertising and promotional spending is centrally directed. Print advertising, including direct mail to customers and newspaper inserts, serves as the foundation of our promotional program and accounted for the majority of our total advertising costs in fiscal 2005. Other advertising means, such as outdoor billboards and Hibbett trucks, are used to reinforce Hibbett’s name recognition and brand awareness in the community.

Our Distribution

We maintain a single 220,000 square foot distribution center in Birmingham, Alabama, which services our existing stores. The distribution process is centrally managed from our corporate headquarters, which is located in the same building as the distribution center. We believe strong distribution support for our stores is a critical element of our expansion strategy and is central to our ability to maintain a low cost operating structure. As we continue to expand our store base, we intend to open new stores in locations that can be supplied from our existing distribution center. Due to improved technology, vendor assistance with cross-docking and the implementation of a new warehouse system, we believe we can service at least 850 stores out of this distribution center.

We receive substantially all of our merchandise at our distribution center. For key products, we maintain backstock at the distribution center that is allocated and distributed to stores through an automatic replenishment program based on items that are sold. Merchandise is typically delivered to stores weekly via Company-operated vehicles.

Our Competition

The business in which we are engaged is highly competitive. Many of the items we offer in our stores are also sold by local sporting goods stores, athletic footwear and other specialty athletic stores, traditional shoe stores and national and regional sporting goods stores. The marketplace for sporting goods remains highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies. In recent years, there has been significant consolidation of large format retailers in large metropolitan markets. However, we believe the competitive environment for sporting goods remains different in small to mid-sized markets where retail demand may not support larger format stores. In smaller markets, such as those targeted by Hibbett, national chains compete by focusing on a specialty category like athletic footwear.

Our stores compete with national chains that focus on athletic footwear, local sporting goods stores, department and discount stores, traditional shoe stores and mass merchandisers. Although we face competition from a variety of competitors, we believe that our stores are able to compete effectively by being distinguished as sporting goods stores with an emphasis on team sports and fitness merchandise complemented by a selection of localized apparel and accessories. Our competitors may carry similar product lines and national brands and a broader assortment, but we believe the principal competitive factors for all of our stores, including Sports & Co., Hibbett Sports and Sports Additions stores, are service, breadth of merchandise offered, availability of brand names and availability of local merchandise. We believe we compete favorably with respect to these factors in the small to mid-sized markets predominantly in the Southeast, Mid-Atlantic and Midwest. However, we cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets, could be detrimental to our business, financial condition and results of operations. See “ Risk Factors ”.

Our Trademarks

Our Company is the owner of trademarks that are very important to our business. For the most part, trademarks are valid as long as they are in use and/or their registrations are properly maintained. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use.

Following is a list of active trademarks registered and owned by the Company:

•	Hibbett Sports
•	Sports Additions
•	Hibbett Super Sports

The Company also has pending registration on the trademark logo “A Company Inspired by Sport.”

Our Employees

As of January 29, 2005, we employed approximately 1,700 full-time and approximately 2,400 part-time employees, none of whom are represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. We cannot guarantee that our employees will not, in the future, elect to be represented by a union. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

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

We have grown rapidly primarily through opening new stores, growing from 67 stores at the beginning of fiscal year 1997 to 482 stores at January 29, 2005. We plan to increase our store base by a net of 70 new Hibbett Sports stores in fiscal year 2006. Our continued growth will depend, in large part, upon our ability to open new stores in a timely manner and to operate them profitably. Additionally, successful expansion is subject to various contingencies, many of which are beyond our control. These contingencies include, among others:

•	our ability to identify and secure suitable store sites on a timely basis;
•	our ability to negotiate advantageous lease terms;
•	our ability to complete any necessary construciton or refurbishment of these sites; and
•	the successful integration of new stores into existing operations.

As our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management level sales and other employees. We cannot assure you that we will be able to attract and retain personnel as needed in the future. If we are not able to hire capable store managers and other store-level personnel, we will not be able to open new stores as planned and our revenue growth and operating results could suffer.

We cannot give any assurances that we will be able to continue our expansion plans successfully; that we will be able to achieve results similar to those achieved with prior locations; or that we will be able to continue to manage our growth effectively. Our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations. In addition, our operating margins may be impacted in periods in which incremental expenses are incurred as a result of new store openings.

A downturn in the economy could affect consumer purchases of discretionary items, which could reduce our sales.

In general, our sales represent discretionary spending by our customers. Discretionary spending is affected     by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Our customers' purchases of discretionary items, including products that we sell, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitability could decline. In addition, our sales could be adversely affected by a downturn in the economic conditions in the markets in which we operate.

Our inability to identify, and anticipate changes in, consumer demands and preferences and our inability to respond to such consumer demands in a timely manner could reduce our sales.

Our products appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Our success depends on our ability to identify product trends as well as to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. We cannot assure you that we will be able to continue to offer assortments of products that appeal to our customers or that we will satisfy changing consumer demands in the future. Accordingly, our business, financial condition and results of operations could be materially and adversely affected if:

•	we are unable to identify and respond to emerging trends, including shifts in the popularity of certain product categories;
•	we miscalculate either the market for the merchandise in our stores or our customers’ purchasing habits; or
•	consumer demand unexpectedly shifts away from athletic footwear and our more profitable apparel categories.

In addition, we may be faced with significant excess inventory of some products and missed opportunities for other products, which could decrease our profitability.

If we lose any of our key vendors or any of our key vendors fail to supply us with merchandise, we may not be able to meet the demand of our customers and our sales could decline.

Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase brand name merchandise at competitive prices. The loss of key vendor support could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is in high demand may be allocated by vendors based upon the vendors' internal criterion which is beyond our control.

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

We may experience a disruption or increase in the cost of imported vendor products at any time for reasons that may not be in our control. If imported merchandise becomes more expensive or unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our customers. Products from alternative sources may also be more expensive than those our vendors currently import. Risks associated with reliance on imported goods include:

•	disruptions in the flow of imported goods because of factors such as:
o	raw material shortages, work stoppages, strikes and political unrest;
o	problems with oceanic shipping;
o	economic crises and international disputes; and

•	increases in the cost of purchasing or shipping foreign merchandise resulting from:
o	foreign government regulations, changes in currency exchange rates and local economic conditions; and
o	import duties, import quotas and other trade restrictions.

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

We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales, operating income and net income. Our net sales, operating income and net income are typically higher in the spring, back-to-school and Christmas seasons. An economic downturn during these periods could adversely affect us to a greater extent than if a downturn occurred at other times of the year.

Our operating results may fluctuate as we open new stores.

We plan to increase our store base by a net of approximately 70 new Hibbett Sports stores in fiscal year 2006. Our results of operations may vary significantly as a result of the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-operating expenses associated with new stores and the relative proportion of new stores to mature stores. Any significant variation in our results of operations could adversely affect our stock price.

We would be materially and adversely affected if our single distribution center were shut down.

We operate a single centralized distribution center in Birmingham, Alabama. We receive and ship substantially all of our merchandise at our distribution center. Any natural disaster or other serious disruption to this facility due to fire, tornado or any other cause would damage a portion of our inventory and could impair our ability to adequately stock our stores and could adversely affect our sales and profitability. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the center.

We depend on key personnel. If we lose the services of any of our principal executive officers, including Michael J. Newsome, our Chief Executive Officer and Chairman of the Board, we may not be able to run our business effectively and operating results could suffer.

We have benefited from the leadership and performance of our senior management, especially Michael J. Newsome, our Chairman and Chief Executive Officer. Mr. Newsome has been instrumental in directing our business strategy within the small to mid-sized markets in the Southeast, Mid-Atlantic and Midwest and maintaining long-term relationships with our key vendors. Our overall success and the success of our expansion strategy will depend on our ability to retain our current management, including Mr. Newsome, and our ability to attract and retain qualified personnel in the future. As we continue to grow, we will continue to hire, appoint or otherwise change senior managers and other key executives. We do not maintain key man life insurance on any of our executive officers. The loss of services of Mr. Newsome for any reason could have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of certain other principal executive officers could affect our ability to run our business effectively and our ability to successfully expand our operations.

On March 9, 2005, we entered into a Retention Agreement (“Agreement”) with Mr. Newsome. The purpose of the Agreement is to secure the continued employment of Mr. Newsome as an advisor to us following his future retirement from the duties of President and Chief Executive Officer of our Company. Such retirement is not currently planned but could possibly occur within several years.

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

•

provide that special meetings of the stockholders may only be called by the Chairman of the Board of Directors, a majority of the Board of Directors or upon the demand of the holders of a majority of the shares entitled to vote at any such special meeting; and

•

call for a vote of the holders of not less than two-thirds of the shares entitled to vote in order to amend the foregoing provisions and certain other provisions of our certificate of incorporation and bylaws.

In addition, our Board of Directors, without further action of the stockholders, is permitted to issue and fix the terms of preferred stock which may have rights senior to those of common stock. We are also subject to the Delaware business combination statute, which may render a change in control of us more difficult.

Item 2.	Properties

We currently lease all of our existing 482 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to ten years with options on the part of Hibbett to extend. Most leases also contain a three-year early termination option if projected sales levels are not met and a kick-out clause if co-tenancy and exclusivity provisions are violated. We believe that this lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training qualified management personnel.

As current leases expire, we believe that we will be able either to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area. For the most part, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. Based primarily on our belief that we maintain good relations with our landlords, that most of our leases are at approximate market rents and that generally we have been able to secure leases for suitable locations, we believe that our lease strategy will not be detrimental to our business, financial condition or results of operations.

Our offices and our distribution center are leased under an operating lease expiring in 2014. We own Team Sales’ warehousing and distribution center located in Birmingham, Alabama.

Store Locations

We operate 482 stores in 22 contiguous states. Of these stores, 186 are located in malls and 296 are located in strip-shopping centers which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store. The following shows the number of locations by state as of January 29, 2005:

Alabama	-	66	Kentucky	-	26	Oklahoma	-	19
Arkansas	-	22	Louisiana	-	18	S. Carolina	-	28
Florida	-	17	Missouri	-	18	Tennessee	-	43
Georgia	-	60	Mississippi	-	38	Texas	-	26
Iowa	-	4	Nebraska	-	2	Virginia	-	12
Illinois	-	11	New Mexico	-	2	W. Virginia	-	4
Indiana	-	11	N. Carolina	-	37
Kansas	-	12	Ohio	-	6

Item 3.	Legal Proceedings

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

None.

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ National Market (NASDAQ) under the symbol HIBB. The following table sets forth, for the periods indicated, the high and low sales prices of shares of our Common Stock as reported by NASDAQ.

	High	Low

Fiscal 2004:
First Quarter ended May 3, 2003	$12.64	$8.56
Second Quarter ended August 2, 2003	16.50	11.58
Third Quarter ended November 1, 2003	19.33	14.23
Fourth Quarter ended January 31, 2004	22.33	16.20

Fiscal 2005:
First Quarter ended May 1, 2004	$26.43	$21.07
Second Quarter ended July 31, 2004	28.44	16.80
Third Quarter ended October 30, 2004	22.37	16.12
Fourth Quarter ended January 29, 2005	27.27	21.61

On April 13, 2005, the last reported sale price for our common stock as quoted by NASDAQ was $29.27 per share. As of April 4, 2005, we had 41 stockholders of record.

We have never declared or paid any dividends on our common stock. We currently intend to retain our future earnings to finance the growth and development of our business and for our stock repurchase, and therefore do not anticipate declaring or paying cash dividends on our common stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board of Directors deems relevant.

The following table presents our share repurchase activity for the thirteen weeks and quarter ending January 29, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that
			as Part of	may yet be
	Total		Publicly	Purchased Under
	Number	Average	Announced	the Plans or
	of Shares	Price	Plans or	Programs
Period	Purchased	Per Share	Programs	(2)

Quarter ended October 30, 2004	365,400	$19.73	365,400	$22,789,000

October 31, 2004 to November 27, 2004	93,800	23.12	93,800	30,621,000
November 28, 2004 to January 1, 2005	253,400	25.06	253,400	24,270,000
January 2, 2005 to January 29, 2005	132,800	25.46	132,800	20,889,000
Quarter Ended January 29, 2005	480,000	24.79	480,000	20,889,000

Total	845,400	22.61	845,400	$20,889,000

(1)	In August 2004, the Board of Directors authorized a plan to repurchase up to $30.0 million of our common stock. Stock repurchases under this plan may be made until August 19, 2005.
(2)	In November 2004, the Board of Directors increased the maximum authorization under such plan to $40.0 million of which $19.1 million had been expended through January 29, 2005.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data has been derived from the consolidated financial statements of the Company. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes to Financial Statements thereto.

	For the Fiscal Years Ended (1) (2)
		(3) (4)	(3) (4)	(3) (4)	(3) (4)
	January 29,	January 31,	February 1,	February 2,	February 3,
	2005	2004	2003	2002	2001

Income Statement Data:
Net Sales	$377,534	$320,964	$279,187	$241,130	$209,626
Cost of goods sold, including warehouse, distribution and store occupancy costs	255,250	216,938	192,082	167,402	145,800
Gross Profit	122,284	104,026	87,105	73,728	63,826

Store operating, selling and administrative expenses	72,923	63,514	55,748	48,891	40,789
Depreciation and amortization	9,939	9,686	8,727	5,873	4,802
Operating income	39,422	30,826	22,630	18,964	18,235

Interest (income) expense, net	(475)	(106)	214	625	830
Income before provision for income taxes	39,897	30,932	22,416	18,339	17,405

Provision for income taxes	14,750	11,290	8,182	6,786	6,593
Net income	$25,147	$19,642	$14,234	$11,553	$10,812

Earnings per common share:
Basic:	$1.08	$0.85	$0.63	$0.52	$0.50
Diluted:	$1.06	$0.83	$0.62	$0.51	$0.48

Weighted average shares outstanding:
Basic:	23,237,121	23,014,449	22,579,529	22,219,160	21,823,692
Diluted:	23,793,575	23,598,059	23,035,518	22,677,840	22,364,058

Selected Operating Data:
Number of stores open at end of period:
Hibbett Sports	461	408	351	309	261
Sports & Co.	4	4	4	4	4
Sports Additions	17	16	16	16	17
Total	482	428	371	329	282

Balance Sheet Data:
Working capital	$106,012	$96,042	$70,204	$56,334	$51,684
Total assets	202,105	173,759	133,729	115,315	101,252
Long-term debt	--	--	--	3,903	9,748
Stockholders’ investment	130,039	120,440	95,606	80,063	66,665

(1)	All fiscal years are comprised of 52 weeks with the exception of fiscal 2001, which was 53 weeks.
(2)	Dollars are presented in thousands, except per share information.
(3)

Income Statement Data and Balance Sheet Data for fiscal years 2004 and 2003 have been restated to reflect adjustments that are further discussed in Note 2 – Restatement of Previously Issued Consolidated Fiinancial Statements of the Notes to Consolidated Financial Statements included in Item 8 of this report. Periods prior to February 3, 2002, have not been adjusted as the impact was deemed immaterial by management.

(4)	All share and per share information has been revised to reflect the effects of the 3-for-2 stock split effective April 16, 2004.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hibbett is a rapidly growing operator of sporting goods stores in small to mid-sized markets predominantly in the Southeast, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of January 29, 2005 we operated a total of 482 retail stores composed of 461 Hibbett Sports stores, 17 Sports Additions athletic shoe stores and four Sports & Co. superstores in 22 states. Our primary retail format and growth vehicle is Hibbett Sports, a 5,000-square-foot store located in enclosed malls and in dominant strip centers which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store. We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of traditional team merchandise and a high level of customer service. We do not expect that the average size of our stores opening in fiscal 2006 will vary significantly from the average size of stores opened in fiscal 2005. Hibbett historically has comparable store sales in the low to mid-single digit range and we plan to increase total square footage by approximately 15% in fiscal year 2006. We believe total sales percentage growth will be in the mid teens in fiscal 2006.

Over the past three years, we have increased our product margin due to improved vendor discounts, increased efficiencies in logistics and favorable leveraging of our store occupancy costs. We expect gross profit to increase 15 to 20 basis points in fiscal 2006 attributable to an expected decrease in markdowns as a percent of sales and continued improvement of inventory turns.

Due to our increased sales, we have leveraged our store operating, selling and administrative expenses and have offset recent increases in certain expenses relating to corporate governance. With our expected sales increase, we plan to leverage expenses 10 to 20 basis points in fiscal 2006. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, provide capital expenditures for both warehouse and technology upgrade projects and to repurchase our Company stock while increasing our cash position.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003, all include 52 weeks of operations.

Restatement of Financial Statements

Following disclosure by several restaurant companies and other retailers in fiscal 2005 and in connection with performing our fiscal 2005 year-end reporting control processes, we performed a comprehensive review of our lease accounting practices. We reviewed our lease portfolio and adjusted the amortization period for leasehold improvements to the shorter of fixed, non-cancelable, initial lease term or the asset’s useful life and have recognized the effect of pre-opening “rent holidays” related to the build-out period over the related lease term. Landlord reimbursements of leasehold improvements have been reclassified from a contra asset in property and equipment to other liabilities in the Consolidated Statements of Operations and from a reduction of capital expenditures to an increase in cash provided by operating activities in the Consolidated Statements of Cash Flows. Retained earnings at the beginning of the fiscal year ended February 1, 2003, has been adjusted for the after-tax impacts of the restatements of earlier periods.

While we do not consider the net dollar amounts to be material to net earnings, financial position or net cash flows for the periods presented, we believe it is appropriate to align our historical accounting results with the SEC’s comments on lease accounting under GAAP, and we have done so, as reflected in our decision to restate results for certain prior years. These accounting changes reduced net income by $0.4 million, $0.7 million and $0.5 million for the fiscal years ended January 29, 2005, January 31, 2004, and February 1, 2003, respectively, and resulted in a $1.2 million reduction in retained earnings at the beginning of fiscal year ended February 1, 2003.

We will not amend our previously filed Annual Reports on Form 10-K or Quarterly Reports on Forms 10-Q for the restatement. Therefore, the financial statements and related information contained in such reports should no longer be relied upon. See Note 2 to the Consolidated Financial Statements in Item 8 for additional discussion.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations expressed for the periods indicated. Percentages may not add due to rounding:

	For the Fiscal Years Ended
		(as restated)	(as restated)
	January 29,	January 31,	February 1,
	2005	2004	2003
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold, including warehouse, distribution and store occupancy costs	67.6	67.6	68.8
Gross profit	32.4	32.4	31.2
Store operating, selling and administrative expenses	19.3	19.8	20.0
Depreciation and amortization	2.6	3.0	3.1
Operating income	10.4	9.6	8.1
Interest income, net	(0.1)	0.0	0.1
Income before provision for income taxes	10.6	9.6	8.0
Provision for income taxes	3.9	3.5	2.9
Net income	6.7%	6.1%	5.1%

Fiscal 2005 Compared to Fiscal 2004 (as restated)

Net sales. Net sales increased $56.5 million, or 17.6%, to $377.5 million for the 52 weeks ended January 29, 2005, from $321.0 million for the 52 weeks ended January 31, 2004. We attribute this increase to the following factors:

•

We opened 62 Hibbett Sports stores and 1 Sports Additions store and closed 9 Hibbett Sports stores for a net stores opened of 54 stores in the 52 weeks ended January 29, 2005. New stores and stores not in the comparable store net sales calculation accounted for $40.9 million of the increase in net sales.

•	We experienced a 5.7% increase in comparable store net sales for the 52 weeks ended January 29, 2005. Higher comparable store net sales contributed $15.6 million to the increase in net sales.

The increase in comparable store sales was driven by an increase in sales in footwear and equipment.

•	Apparel was negative in comp stores due to a weakness in the pro-licensed and college apparel categories.
•

Footwear was led by women’s performance, primarily running shoes, and the children’s shoe categories. Performance and retro styles such as Nike Shox, Nike Air Force 1, Nike Impax, Nike Miler, K-Swiss and New Balance styles were the most popular in the period.

•

Equipment sales were positively impacted by team sports, particularly by baseball and softball as our premium focus began to take effect. These positive gains were somewhat offset by a decline in the demand for fitness equipment and individual sports equipment.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $122.3 million, or 32.4% of net sales, in the 52 weeks ended January 29, 2005, compared with $104.0 million, or 32.4% of net sales, in the same period of the prior fiscal year. This year’s gross margin is primarily attributable to strong footwear sales which carry a somewhat lower gross margin than apparel and the leveraging of occupancy and warehouse cost and improved inventory turn. Product margin rate decreased somewhat due to a shift toward lower margin footwear and markdowns in licensed apparel. Occupancy, as a percent of net sales, improved by 9 basis points year over year due to above average comparable store sales gains. Warehouse costs improved by 11 basis points, primarily due to the leveraging of salaries and benefits.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $72.9 million, or 19.3% of net sales, for the 52 weeks ended January 29, 2005, compared with $63.5 million, or 19.8% of net sales, for the comparable period a year ago. We attribute this decrease in store operating, selling and administrative expenses as a percentage of net sales to the following factors:

•	Labor and benefits expenses accounted for a decrease as a percent of net sales of 36 basis points as compared to the same period last year.
•	Business insurance expense experienced a decrease as a percent of net sales of 9 basis points as compared to the same period last year.
•	Returned check expense and net advertising expense accounted for a decrease as a percent of net sales of 7 and 6 basis points, respectively, as compared to the same period last year.

The decrease in store operating, selling and administrative expenses was somewhat offset by a 22 basis point increase in professional fees related to Sarbanes-Oxley compliance and testing and a 5 basis point increase in credit card fees as a result of an increase in Visa and MasterCard interchange rates.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.6% in the 52 weeks ended January 29, 2005, and 3.0% in the 52 weeks ended January 31, 2004. The leveraging in depreciation and amortization expense as a percentage of net sales is due to an increase in sales this year compared to the same 52 weeks last year.

Provision for income taxes. Provision for income taxes as a percentage of net sales was 3.9% in the 52 weeks ended January 29, 2005, compared to 3.5% for the 52 weeks ended January 31, 2004, due to an increase in pre-tax income and an increase in the effective tax rate for fiscal 2005. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.0% for fiscal 2005 and 36.5% for fiscal 2004.

Fiscal 2004 (as restated) Compared to Fiscal 2003 (as restated)

Net sales. Net sales increased $41.8 million or 15.0%, to $321.0 million for the 52 weeks ended January 31, 2004, from $279.2 million for the comparable period in the prior year. We attribute this increase to the following factors:

•

We opened 63 Hibbett Sports stores and 2 Sports Additions stores and closed 8 Hibbett Sports stores for a net stores opened of 57 stores in the 52 weeks ended January 31, 2004. New stores and stores not in the comparable store net sales calculation accounted for $28.7 million of the increase in net sales.

•	We experienced a 5.3% increase in comparable store net sales for the 52 weeks ended January 31, 2004. Higher comparable store net sales contributed $13.1 million to the increase in net sales.

The increase in comparable store net sales was primarily due to increased sales in apparel, although there were some gains in the footwear categories as well.

•

Apparel sales, mainly college and pro-licensed products and active wear, were driven by retro NBA and NFL jerseys, Under Armour and Nike Dri-Fit performance wear, women’s active wear and college apparel and cheerleading shorts.

•	Footwear was led by basketball, New Balance running shoes, Nike Shox, K-Swiss athletic shoes and the retro-classic look.
•

Equipment sales were down from prior year’s numbers, primarily due to category elimination in individual sports such as racket sports, golf and in-line skates. Our team sports business, which consists of baseball, basketball, football and soccer, improved during the fourth quarter but did not offset the decreases from the eliminated categories and the softness in the fitness category.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $104.0 million, or 32.4% of net sales, in the 52 weeks ended January 31, 2004, compared with $87.1 million, or 31.2% of net sales, in the same period of the prior fiscal year. The improved gross margin is primarily attributed to selling more merchandise at full price, the leveraging of occupancy and warehouse cost and improved logistics flow. Product margin improved 89 basis points due to gains in initial mark up, a reduction in markdown rate and improvements in shrinkage. Occupancy, as a percent of net sales, improved by 13 basis points year over year due to above average comparable store sales gains. Warehouse costs improved by 18 basis points, primarily due to the leveraging of salaries and benefits.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $63.5 million, or 19.8% of net sales, for the 52 weeks ended January 31, 2004, compared with $55.7 million, or 20.0% of net sales, for the comparable period a year ago. We attribute this decrease in store operating, selling and administrative expenses as a percentage of net sales to the following factors:

•

Retail store labor decreased as a percent of net sales by 16 basis points this period compared with the same period last year due to higher than expected comparable store sales and improved labor controls.

•	Store supplies were down 10 basis points year over year and net advertising costs were reduced by 5 basis points this year compared to the same 52-week-period last year.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 3.0% in the 52 weeks ended January 31, 2004, and 3.1% in the 52 weeks ended February 1, 2003. The reduction in depreciation and amortization expense as a percentage of net sales is due to an increase in sales this year compared to the same period last year.

Provision for income taxes. Provision for income taxes as a percentage of net sales was 3.5% in the 52 weeks ended January 31, 2004, compared to 2.9% for the 52 weeks ended February 1, 2003, due to an increase in pre-tax income. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.5% for fiscal 2004 and for fiscal 2003.

Liquidity and Capital Resources

As described in Note 2 to the Consolidated Financial Statements in Item 8, we restated previously issued consolidated financial statements for the fiscal years ended January 31, 2004 and February 1, 2003 to correct our accounting for leases, related leasehold improvements and construction allowances. While this restatement changed several cash flow components, cash and cash equivalents were not impacted for any fiscal year.

Our capital requirements relate primarily to new store openings, stock repurchase and working capital requirements. Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year. Historically, we have funded our cash requirements primarily through cash flow from operations and occasionally from borrowings under our revolving credit facilities.

Our Statements of Cash Flows are summarized as follows (in thousands):

	For the Fiscal Years Ended
		(as restated)	(as restated)
	January 29,	January 31,	February 1,
	2005	2004	2003

Net cash provided by operating activities:	$46,123	$37,479	$19,885

Cash flows provided by (used in) investing activities:
Capital expenditures	(12,671)	(11,226)	(8,401)
Proceeds from sales of property and equipment	45	12	611

Net cash (used in) investing activities	(12,626)	(11,214)	(7,790)

Cash flows provided by (used in) financing activities:
Revolving loan borrowings and repayments, net	--	--	(3,903)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	1,993	3,682	1,852
Cash used for stock repurchase	(19,111)	--	--

Net cash provided by (used in) financing activities	(17,118)	3,682	(2,051)

Net cash provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. Net income has increased in each of the last three fiscal years. In addition, we have continued to increase our inventory levels and turns throughout these periods as the number of stores has increased. However, inventory levels on a per-store basis have decreased. We financed this increase in total inventory primarily through cash generated from operations in each of the last three fiscal years. These activities resulted in cash flows provided by operating activities of $46.1 million, $37.5 million and $19.9 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

With respect to cash flows from investing activities, capital expenditures for fiscal 2005 were $12.6 million compared with $11.2 million in fiscal 2004 and $8.4 million in fiscal 2003. Capital expenditures for the 52 weeks ended January 29, 2005, were primarily related to the opening of 62 new Hibbett Sports stores and 1 new Sports Additions store, the refurbishing of existing stores and purchasing corporate assets, including automobiles, warehouse equipment and technology upgrades.

We estimate the cash outlay for capital expenditures in fiscal 2006 will be approximately $15.0 million, which relates to the opening of approximately 80 Hibbett Sports stores (exclusive of store closings), remodeling of selected existing stores and improvements at the Company’s headquarters and distribution center.

Net cash provided by (used in) financing activities was ($17.1 million), $3.7 million and ($2.1 million) in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Cash flows from financing activities have historically represented financing of our long-term growth. In fiscal 2005 and 2004, we received $2.0 million and $3.7 million, respectively, excluding the related tax benefit, from proceeds related to stock options exercised and shares issued under the employee stock purchase plan. In fiscal 2005, we expended $19.1 million on the repurchase of our common stock (see Note 1 to the Consolidated Financial Statements in Item 8).

We have an unsecured revolving credit facility that allows borrowings up to $25.0 million and which will expire November 5, 2005. The credit facility is subject to renewal every two years. Under the provisions of this facility, we pay a commitment fee of $10,000 annually and can draw down funds when the balance of our main operating account falls below $100,000. We plan to renew this facility in November and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to the Company.

In fiscal 2003, the unsecured revolving credit facility allowed borrowings up to $35.0 million and we also maintained an unsecured working capital line of credit for $7.0 million, which expired on January 5, 2004 and was not renewed. As of January 29, 2005, January 31, 2004 and February 1, 2003, we had no debt outstanding under any of these facilities. Based on our current operating and store opening plans, management believes we can adequately fund our cash needs for the foreseeable future through cash generated from operations.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sporting Goods, Inc. at January 29, 2005:

	Payments due under contractual obligations (in thousands)
	Revolving	Capital Lease	Operating
	Credit (1)	Obligations (2)	Leases (3)	Total

Fiscal 2006	$--	$--	$27,792	$27,792
Fiscal 2007	--	--	24,434	24,434
Fiscal 2008	--	--	20,458	20,458
Fiscal 2009	--	--	15,898	15,898
Fiscal 2010	--	--	11,773	11,773
Thereafter	--	--	22,312	22,312
	$--	$--	$122,667	$122,667

(1) See “Long-term Debt” – Consolidated Financial Statement Note 3 in Item 8.
(2) As of fiscal year ended 2005, we do not have any capital lease obligations.
(3) See “Lease Commitments” – Consolidated Financial Statement Note 9 in item 8.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of January 29, 2005. All purchase obligations are cancelable and therefore are not included in the table above.

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

Merchandise Costs. Based on current economic conditions, we expect that merchandise costs per unit will remain constant in fiscal 2006.

Freight Costs. Due to rising fuel costs, we may experience increases in freight costs. However, we do not expect these fuel cost increases to have a material effect on our results of operations as we continue to leverage the costs associated with inbound freight against the cost of outbound freight.

Minimum Wage. An increase in the mandated minimum wage could significantly increase our payroll costs. In prior years, proposals increasing the federal minimum wage by at least $1.00 per hour have narrowly failed to pass both houses of Congress.

Insurance Costs. During fiscal 2004, property, casualty and health insurance costs increased significantly. In fiscal 2005, general business insurance and health insurance leveraged favorably as a percent to sales. We expect that these costs will remain relatively stable in fiscal 2006.

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces Interpretation 46, “Consolidation of Variable Interest Entities,’ which was issued in January 2003. We were required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation was applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. There was no impact on our consolidated financial statements upon adoption.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For us, the Statement was effective for instruments entered into or modified after May 31, 2003 was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for us on January 31, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. We currently do not have any financial instruments that are within the scope of this Statement.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “ Share-Based Payment,” a revision of FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation .” SFAS No. 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in the consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. Accordingly, we are required to adopt SFAS No. 123R in the third quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See ”Stock-Based Compensation” in Note 1 to Consolidated Financial Statements in Item 8. We are currently reviewing the applicability of SFAS No. 123R on our operations and its potential impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “ Exchanges of Nonmonetary Assets: an Amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendments also eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this pronouncement is not expected to have a significant impact on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This Interpretation is effective for fiscal years ending after December 15, 2005. Accordingly, we are required to adopt FIN 47 in our fiscal year ended January 28, 2006. We are currently reviewing the applicability of FIN 47 on our operations and its potential impact on our consolidated financial statements.

Our Critical Accounting Policies

Our critical accounting policies reflected in the consolidated financial statements are detailed below.

Revenue Recognition. Retail merchandise sales occur on-site in our retail stores. The customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on layaway. The customer may make further payments in installments, but the entire purchase price for merchandise placed on layaway must be received by us within 30 days. We record the down payment and any installments as deferred revenue until the customer pays the entire purchase price for the merchandise and takes possession of such merchandise. We recognize merchandise revenues at the time the customer takes possession of the merchandise.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us. Proceeds received from the issuance of gift cards are initially recorded as deferred revenue and such proceeds are subsequently recognized as revenue at the time the customer redeems such gift cards and takes possession of the merchandise.

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

Inventory valuation methods require certain significant management estimates and judgments. These include estimates of merchandise markdowns and shrinkage, which significantly affect the ending inventory valuation at cost, as well as the resulting gross margins. The averaging required in applying the retail inventory valuation method and the estimates of shrink and markdowns may, under certain circumstances, result in inaccurate cost figures. Inaccurate inventory cost may be caused by applying the retail inventory method to a group of products that have differing characteristics related to gross margin and turnover.

We accrue for inventory shrinkage based on the actual historical shrink results of our most recent physical inventories. These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger. Store counts are performed on a cyclical basis and the distribution center’s counts are performed mid-year and at the end of December or in early January every year.

Our management believes that the application of the retail inventory method results in an inventory valuation that reasonably approximates cost and results in carrying inventory at the lower of cost or market.

Accrued Expenses. On a monthly basis, we estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to payroll and payroll tax expenses, property taxes, insurance-related expenses, utilities and other expenses. Estimates are primarily based on current activity and historical results and are adjusted as our estimates change. Differences in our estimates and assumptions could result in an accrual materially different from the accrual calculated. Historically, the differences in these accruals have not had a material effect on our financial condition or results of operations.

Income Taxes. On a quarterly basis, we estimate our required tax liability and assess the recoverability of our deferred tax assets. Our taxes payable are estimated based on enacted tax rates, including estimated tax rates in states where our store base is growing applied to the income expected to be taxed currently. We assess the realizability of our deferred tax projections for future taxable income. We cannot guarantee that we will generate income in future years. Historically, we have not experience significant differences in our estimates of our tax accrual.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain our future earnings to finance the growth and development of our business and for our stock repurchase, and therefore do not anticipate declaring or paying cash dividends on our common stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board of Directors deems relevant.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (See Item 9A).

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

The following tables set forth certain unaudited financial data for the quarters indicated:

Unaudited Quarterly Financial Data

(in thousands, except per share amounts)

	Fiscal Year Ended January 29, 2005
	(as restated)	(as restated)	(as restated)
	First	Second	Third	Fourth
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)

Net sales	$96,519	$81,794	$92,140	$107,081
Gross profit	32,261	24,153	30,899	34,971
Operating income	12,665	4,552	9,592	12,613
Net income	7,994	2,911	6,112	8,130

Basic earnings per common share	$0.34	$0.12	$0.26	$0.36

Diluted earnings per common share	$0.33	$0.12	$0.26	$0.35

	Fiscal Year Ended January 31, 2004
	(as restated)	(as restated)	(as restated)	(as restated)
	First	Second	Third	Fourth
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)

Net sales	$79,593	$71,731	$78,418	$91,222
Gross profit	25,343	22,383	26,878	29,422
Operating income	7,941	4,795	8,166	9,924
Net income	5,057	3,057	5,206	6,322

Basic earnings per common share	$0.22	$0.13	$0.23	$0.27

Diluted earnings per common share	$0.22	$0.13	$0.22	$0.26

In the opinion of our management, this unaudited information has been prepared on the same basis as the audited information presented elsewhere herein and includes all adjustments necessary to present fairly the information set forth therein. The operating results from any quarter are not necessarily indicative of the results to be expected for any future period.

As discussed in Note 2 to the Consolidated Financial Statements in Item 8, we restated our Consolidated Balance Sheets as of February 3, 2003 and the related quarterly Consolidated Statements of Operations, Stockholders’ Investment and Statements of Cash Flows for fiscal 2004 and the first three quarters of fiscal 2005. The following tables reconcile the change in net earnings for the restated quarters by fiscal year. This information should be read in conjunction with Note 2 to the Consolidated Financial Statements in Item 8:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(dollars in thousands)

Fiscal 2005 Net Income
As previously reported	$8,060	$3,033	$6,263
Cost of goods sold	530	474	470
Store operating expenses	(52)	(76)	(88)
Depreciation	(584)	(592)	(623)
Provision for income taxes	40	72	90
As restated	$7,994	$2,911	$6,112

Fiscal 2004 Net Income
As previously reported	$5,255	$3,242	$5,376	$6,475
Cost of goods sold	384	396	431	416
Store operating expenses	(49)	(68)	(114)	(90)
Depreciation	(647)	(619)	(585)	(567)
Provision for income taxes	114	106	98	88
As restated	$5,057	$3,057	$5,206	$6,322

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our revolving credit facility and working capital facility, each of which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates.

At the end of fiscal 2005, we had no borrowings outstanding under these agreements. There were three days during the fifty-two weeks ended January 29, 2005, where we incurred borrowings against our credit facility for an average borrowing of $297,000. During fiscal 2005, the maximum amount outstanding against these agreements was approximately $435,000 and the weighted average interest rate was 2.63%. There were eighteen days during the fiscal year ended January 31, 2004, where we incurred borrowings against our credit facility for an average borrowing of $978,000. During fiscal 2004, the maximum amount outstanding against these agreements was approximately $3,943,000 and the weighted average interest rate was 1.95%. A 2% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

Item 8.	Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data of our Company are included in response to this item:

• Report of Independent Registered Public Accounting Firm

• Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004 (as restated)

• Consolidated Statements of Operations for the fiscal years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)

• Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)

• Consolidated Statements of Stockholders’ Investment for fiscal years ended January 29, 2005, January 31, 2004 (as restated) and February 1, 2003 (as restated)

• Notes to Consolidated Financial Statements

• Report of Independent Registered Public Accounting Firm on Supplemental Schedule

• Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hibbett Sporting Goods, Inc.:

We have audited the accompanying consolidated balance sheets of Hibbett Sporting Goods, Inc. and subsidiaries (the Company) as of January 29, 2005, and January 31, 2004, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended January 29, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sporting Goods, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements in Item 8, the Company has restated its 2004 and 2003 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 13, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP

Birmingham, Alabama

April 13, 2005

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

		(as restated)
	January 29,	January 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$58,342	$41,963
Accounts receivable, net	4,857	3,594
Inventories	103,009	94,777
Prepaid expenses and other	996	942
Deferred income taxes	149	983
Total current assets	167,353	142,259

Property and Equipment:
Land and building	245	245
Equipment	26,261	22,808
Furniture and fixtures	15,017	13,584
Leasehold improvements	37,869	31,875
Construction in progress	456	365
	79,848	68,877
Less accumulated depreciation & amortization	46,935	38,312
Total property and equipment	32,913	30,565

Non-current Assets:
Deferred income taxes	1,684	805
Other, net	155	130
Total non-current assets	1,839	935
Total Assets	$202,105	$173,759

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$50,188	$37,976
Accrued income taxes	2,763	--
Accrued expenses:
Payroll-related	4,528	4,284
Deferred rent	2,625	2,874
Other	1,237	1,083
Total current liabilities	61,341	46,217

Non-current liabilities:
Deferred rent	10,725	7,102
Total non-current liabilities	10,725	7,102

Stockholders’ Investment:
Preferred Stock, $.01 par value 1,000,000 shares authorized, no shares outstanding	--	--
Common Stock, $.01 par value, 50,000,000 shares authorized, 23,488,665 and 23,229,660 shares issued at January 29, 2005 and January 31, 2004, respectively	235	232
Paid-in capital	68,915	65,355
Retained earnings	80,000	54,853
Treasury stock at cost, 845,400 shares at January 29, 2005 and none at January 31, 2004	(19,111)	--
Total stockholders’ investment	130,039	120,440
Total Liabilities and Stockholders’ Investment	$202,105	$173,759

See accompanying notes to consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

	For the Fiscal Years Ended
	January 29, 2005	(as restated) January 31, 2004	(as restated) February 1, 2003

Net Sales	$377,534	$320,964	$279,187
Cost of Goods Sold, including warehouse, distribution and store occupancy costs	255,250	216,938	192,082
Gross Profit	122,284	104,026	87,105

Store Operating, Selling and Administrative Expenses	72,923	63,514	55,748
Depreciation and Amortization	9,939	9,686	8,727
Operating Income	39,422	30,826	22,630

Interest Income	(517)	(165)	(26)
Interest Expense	42	59	240
Income before provision for income taxes	39,897	30,932	22,416

Provision for Income Taxes	14,750	11,290	8,182
Net income	$25,147	$19,642	$14,234

Basic Earnings per Share	$1.08	$0.85	$0.63
Diluted Earnings per Share	$1.06	$0.83	$0.62

Weighted Average Shares Outstanding:
Basic	23,237,121	23,014,449	22,579,529
Diluted	23,793,575	23,598,059	23,035,518

See accompanying notes to consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Fiscal Years Ended
		(as restated)	(as restated)
	January 29,	January 31,	February 1,
	2005	2004	2003

Cash flows from operating activities:
Net income	$25,147	$19,642	$14,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,939	9,686	8,727
Deferred income taxes (credit)	(45)	72	1,178
(Gain) loss on disposal of assets	531	336	(465)
(Increase) decrease in operating assets:
Accounts receivable, net	(1,263)	(223)	(1,018)
Inventories	( 8 232)	(8,531)	(5,163)
Prepaid expenses and other	(56)	(182)	138
Other non-current assets	(37)	(27)	64
Increase (decrease) in operating liabilities
Accounts payable	12,212	13,107	1,148
Accrued income taxes	3,196	731	(264)
Accrued expenses	957	349	539
Deferred rent	3,774	2,519	767
Total adjustments	20,976	17,837	5,651
Net cash provided by operating activities	46,123	37,479	19,885

Cash flows from investing activities:
Capital expenditures	(12, 671)	(11,226)	(8,401)
Proceeds from sales of property and equipment	45	12	611
Net cash used in investing activities	(12,626)	(11,214)	(7,790)

Cash flows from financing activities:
Cash used for stock repurchase	(19,111)	--	--
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	1,993	3,682	1,852
Revolving loan borrowings and repayments, net	--	--	(3,903)
Net cash provided by (used in) financing activities	(17,118)	3,682	(2,051)

Net increase in cash and cash equivalents	16,379	29,947	10,044
Cash and cash equivalents at beginning of year	41,963	12,016	1,972
Cash and cash equivalents at end of year	$58,342	$41,963	$12,016

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$42	$59	$194
Income taxes, net of refunds	$10,388	$11,120	$7,220

See accompanying notes to consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(in thousands, except share information)

	Common Stock				Treasury Stock
	Number		Paid-In	Retained	Number of
	of Shares	Amount	Capital	Earnings	Shares	Amount

BALANCE, February 2, 2002 (as previously reported)	22,336,463	$224	$57,614	$22,225	--		$--

Restatement adjustments	--	--	--	(1,248)	--		--

BALANCE, February 2, 2002 (as restated)	22,336,463	224	57,614	20,977	--		--
Net income	--	--	--	14,234	--		--
Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $706	346,162	3	2,555	--	--		--

BALANCE, February 1, 2003 (as restated)	22,682,625	227	60,169	35,211	--		--
Net income	--	--	--	19,642	--		--
Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $1,510	547,035	5	5,186	--	--		--

BALANCE, January 31, 2004 (as restated)	23,229,660	232	65,355	54,853	--		--
Net income	--	--	--	25,147	--		--
Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $1,569	259,005	3	3,560	--	--		--
Purchase of shares under the stock repurchase program	--	--	--	--	845,400		(19,111)

BALANCE, January 29, 2005	23,488,665	$235	$68,915	$80,000	845,400	$	(19,111)

See accompanying notes to consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 29, 2005, January 31, 2004 and February 1, 2003

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett Sporting Goods, Inc. (the "Company") is an operator of sporting goods retail stores in small to mid-sized markets predominately in the Southeast, Mid-Atlantic and Midwest. The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The consolidated statements of operations for fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003, include 52 weeks of operations. The Company’s merchandise assortment features a core selection of brand name merchandise emphasizing team sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

Principles of Consolidation

The consolidated financial statements of the Company include its accounts and the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to conform previously reported data to the current presentation. Such reclassifications had no impact on total assets or on stockholders’ investment.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect (1) the reported amounts of certain assets and liabilities and disclosure of certain contingent assets and liabilities at the date of the consolidated financial statements and (2) the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reportable Segments

Hibbett is an operator of sporting good stores in small to mid-sized markets predominately in the Southeast, Mid-Atlantic and Midwest. Given the economic characteristics of the store formats, the similar nature of products offered for sale, the types of customers and the methods of distribution, the operations of Hibbett constitute only one reportable segment.

Customers

No customer accounted for more than 5% of the Company’s sales during the 52-week periods ended January 29, 2005, January 31, 2004 or February 1, 2003.

Vendor Arrangements

The Company enters into arrangements with many of its vendors that entitle it to a partial refund of the cost of merchandise purchased during the year or payments for reimbursement of certain costs it incurs to advertise or otherwise promote its product. The volume based rebates, supported by a vendor agreement, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year. This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity.

Advertising

The Company expenses advertising costs when incurred. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse it for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned.

The following table presents the components of the Company’s advertising expense (in thousands):

	For the Fiscal Years Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

Gross advertising costs	$4,471	$3,533	$2,948
Advertising reimbursements	(2,785)	(1,921)	(1,396)
Net advertising costs	$1,686	$1,612	$1,552

Stock Repurchase Plan

In August 2004, the Board of Directors authorized the repurchase of up to $30.0 million of the Company’s outstanding common stock. In November 2004, the Board of Directors increased the maximum authorization to $40.0 million. Stock repurchases may be made until August 19, 2005, and may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions at the discretion of Company management. As of January 29, 2005, the Company had repurchased 845,400 shares at a cost of approximately $19.1 million.

Stock Splits

On March 10, 2004, the Board of Directors declared a 3-for-2 stock split on the Company’s Common Stock to holders of record on April 1, 2004, effective April 16, 2004. All share and per share data has been revised to reflect the effects of the stock split retroactively for all periods presented.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Trade and Other Accounts Receivable

Trade accounts receivable at fiscal year-end consist primarily of amounts due to the Company from sales to educational institutions and youth associations as related to Team Sales. The Company does not require collateral and maintains reserves for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at January 29, 2005 and January 31, 2004 was $59,000 and $107,000, respectively.

Other accounts receivable consists primarily of tenant allowances due from landlords.

Inventories

Inventories are valued at the lower of cost or market using the retail inventory method of accounting, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The Company’s business is dependent to a significant degree upon close relationships with its vendors. The Company’s largest vendor, Nike, represented approximately 39%, 34% and 36% of its purchases in fiscal 2005, 2004 and 2003, respectively. The Company’s next largest vendor in fiscal 2005 represented approximately 10%, 9% and 11% of its purchases in fiscal 2005, 2004 and 2003, respectively. The Company’s third largest vendor in fiscal 2005 represented approximately 8%, 11% and 9% of its purchases in fiscal 2005, 2004 and 2003, respectively.

Property and Equipment

Property and equipment are recorded at cost. It is the Company's policy to depreciate assets acquired prior to January 28, 1995, using accelerated and straight-line methods over their estimated service lives (3 to 10 years for equipment, 5 to 10 years for furniture and fixtures and 10 to 31.5 years for buildings) and to amortize leasehold improvements using the straight-line method over the shorter of the initial term of the underlying leases or the estimated economic lives of the improvements. Depreciation on assets acquired subsequent to January 28, 1995, is provided using the straight-line method over their estimated service lives (3 to 5 years for equipment, 7 years for furniture and fixtures and 39 years for buildings) or, in the case of leasehold improvements, the shorter of the initial term of the underlying leases or the estimated economic lives of the improvements.

Construction in progress is primarily comprised of property and equipment related to unopened stores at period end.

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the accounts and the related gain or loss is credited or charged to income.

Deferred Rent from Landlords

Deferred rent from landlords consist of step rent and allowances from landlords related to the Company’s leased properties. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords in the form of leasehold improvements. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease and the receivable is reduced as amounts are received from the landlord. The liability for the unamortized landlord allowances, including the current portion, was approximately $13,350,000 and $9,976,000 at January 29, 2005 and January 31, 2004, respectively.

Revenue Recognition

Retail merchandise sales occur on-site in the Company’s retail stores. Customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on layaway. The customer may make further payments in installments, but the entire purchase price for merchandise placed on layaway must be received by Hibbett within 30 days. The down payment and any installments are recorded by the Company as deferred revenue until the customer pays the entire purchase price for the merchandise and takes possession of such merchandise. The Company recognizes merchandise revenues at the time the customer takes possession of the merchandise.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by the Company. Proceeds received from the issuance of gift cards are initially recorded as deferred revenue and such proceeds are subsequently recognized as revenue at the time the customer redeems such gift cards and takes possession of the merchandise.

Store Opening and Closing Costs

New store opening costs, including pre-opening costs, are charged to expense as incurred. Store opening costs primarily include payroll expenses, training costs and straight line rent expenses. All pre-opening costs are included in store operating, selling and administrative expenses as a part of operating expenses.

The Company considers individual store closings to be a normal part of operations and regularly reviews store performance against expectations and closes stores not meeting its investment requirements. Costs associated with store closings are recognized at the time of closing or when a liability has been incurred. Store assets are also reviewed for possible impairment or reduction of their useful lives.

Self-Insurance Reserve

The Company is self-insured for a significant portion of its health insurance. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims of the Company. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from these assumptions. As of January 29, 2005 and January 31, 2004, these reserves were $367,000 and $400,000, respectively, and were included in accrued expenses in the consolidated balance sheets.

Sales Returns, net

Net sales returns were $10.5 million for fiscal 2005, $8.5 million for fiscal 2004 and $7.4 million for fiscal 2003. The effect of the reserve for estimated returns on pre-tax income at January 29, 2005 was $83,000 and was zero at January 31, 2004.

Stock-Based Compensation

The Company discloses stock-based compensation information in accordance with the Financial Accounting Statement Board’s (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123” and FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS No. 123. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Hibbett has elected to continue to account for its stock-based plans under APB No. 25, as well as to provide disclosure of stock-based compensation as outlined in SFAS No. 123, as amended by SFAS No. 148. No compensation expense has been recognized related to its stock-based plans. SFAS No. 123 requires disclosure of pro forma net income, earnings per share (“EPS”) and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS No. 123 had been adopted. All pro forma disclosures include the effects of all options granted by the Company.

In December 2004, the FASB issued SFAS No. 123R, “Share-Base Payment,” a revision of SFAS No. 123. As a result, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of fiscal 2006. See “Recent Accounting Standards.”

At January 29, 2005, the Company had three active stock-based plans: the Amended and Restated 1996 Stock Option Plan, the Employee Stock Purchase Plan and the Stock Plan for Outside Directors.

The Company uses the Black-Scholes option pricing model to estimate the fair value at the date of grant of stock options granted under its stock option plans and stock purchase rights associated with the Employee Stock Purchase Plan. A summary of the assumptions used for stock option grants and stock purchase right grants follows:

	For the Fiscal Years Ended
	January 29,	January 31,	February 1,
	2005	2004	2003
Stock option plans:
Dividend yield	0.0%	0.0%	0.0%
Expected volatility (1)	48.7% to 54.5%	54.7% to 57.0%	57.6%
Risk free interest rate (2)	3.0% to 3.9%	2.9% to 3.2%	4.0% to 5.1%
Expected lives	7 years	7 years	7 years

Employee Stock Purchase Plan:
Dividend yield	0.0%	0.0%	0.0%
Expected volatility (1)	49.2% to 53.2%	55.0% to 57.0%	58.0%
Risk free interest rate (2)	2.9% to 3.8%	2.4% to 3.4%	3.7% to 5.4%
Expected lives	.25 years	.25 years	.25 years

(1) Volatility is estimated as of date of grant or purchase date and is calculated on 4 years as the Company believes that period of time captures the relative volatility of its stock.
(2) Risk free interest rate is based on the U.S. Treasury rate with maturities approximating the expected lives of the options. The rate is determined as of the date of grant or purchase date.

A reconciliation of net income, as reported in the consolidated statements of operations, to pro forma net income including compensation expense for its stock-based plans as calculated in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, as well as a comparison of as reported in the consolidated statements of operations and pro forma basic and diluted EPS follows (in thousands, except per share information):

	For the Fiscal Years Ended
		(as restated)	(as restated)
	January 29,	January 31,	February 1,
	2005	2004	2003
Net income—as reported	$25,147	$19,642	$14,234
Add: Stock-based employee compensation expense, included in the determination of net income, net of tax	-	-	-
Deduct: Stock-based employee compensation expense, determined under the fair value based method for all awards, net of tax	(1,759)	(1,251)	(983)
Net income—pro forma	$23,388	$18,391	$13,251

Basic earnings per share - as reported	$1.08	$0.85	$0.63
Basic earnings per share – pro forma	$1.01	$0.80	$0.59

Diluted earnings per share – as reported	$1.06	$0.83	$0.62
Diluted earnings per share – pro forma	$1.00	$0.78	$0.58

The effects on pro forma net income and pro forma EPS of the estimated stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes options pricing model for fiscal 2005, fiscal 2004 and fiscal 2003 are not necessarily representative of the effects of the Company’s results of operations in the future. In addition, the compensation expense estimates utilize an option pricing model developed for traded options with relatively short lives. Hibbett stock option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company’s estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Beginning in the third quarter of fiscal 2006, the Company will include the expense associated with share-based payments in its consolidated statements of operations.

Fair Value of Financial Instruments

In preparing disclosures about the fair value of financial instruments, the Company believes that the carrying amount approximates fair value for cash and cash equivalents, receivables, inventories, short-term borrowings and accounts payable, because of the short maturities of those instruments.

Earnings Per Share

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Diluted EPS has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each respective year.

A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	Fiscal Year Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

Weighted average shares outstanding:
Basic	23,237,121	23,014,449	22,579,529
Diluted effect of stock options	556,454	583,610	455,989

Diluted	23,793,575	23,598,059	23,035,518

For the 52 weeks ended January 29, 2005, January 31, 2004 and February 1, 2003, the anti-dilutive options appropriately excluded from the computation were 45 shares, 12,971 shares and 1,805 shares, respectively.

Accounting for the Impairment of Long-Lived Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of long-lived assets and intangibles may be impaired and not recoverable. The Company’s policy is to recognize any impairment loss on long-lived assets as a charge to current income when certain events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment is assessed considering the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on a comparison of the cost of the asset to fair value less any costs of disposition.

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces Interpretation 46, “Consolidation of Variable Interest Entities,’ which was issued in January 2003. The Company was required to apply FIN 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation was applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. There was no impact to the Company’s consolidated financial statements upon adoption.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 31, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights granted pursuant to certain employee stock purchase plans, using a fair-value based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. Accordingly, we are required to adopt SFAS No. 123R in the third quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to recognition in the financial statements. See “Stock-Based Compensation” in Note 1 to Consolidated Financial Statements in Item 8. The Company is currently reviewing the applicability of SFAS No. 123R on its operations and its potential impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets: an Amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendments also eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This Interpretation is effective for fiscal years ending after December 15, 2005. Accordingly, The Company is required to adopt FIN 47 in its fiscal year ended January 28, 2006. The Company is currently reviewing the applicability of FIN 47 on its operations and its potential impact on its consolidated financial statements.

2.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Following disclosure by several restaurant companies and other retailers in fiscal 2005 and in connection with performing it fiscal 2005 year-end reporting control processes, the Company performed a comprehensive review of its lease accounting practices. Historically, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term commencing upon location opening. The Company has concluded that any build-out period should also be included in its determination of straight-line rent expense. Additionally, the Company reassessed the depreciable lives of leasehold improvements to be the shorter of their estimated useful lives or the initial non-cancelable lease term at the inception of the lease. The Company also concluded that landlord allowances for normal tenant improvements, which had previously been recorded as a reduction to related leasehold improvements, should be reflected as deferred rent and amortized over the lease term, including the build-out period, as a reduction to rent expense rather than depreciation.

The Company evaluated the materiality of these corrections on its financial statements and concluded that the incremental impact of these corrections is not material to any quarterly or annual period; however, the cumulative effect of these corrections is material to the fourth quarter of fiscal 2005. As a result, the Company has recorded the cumulative effect as of the beginning of fiscal year 2003 and has restated previously issued consolidated financial statements for the fiscal years ended January 31, 2004 and February 1, 2003 to recognize the impact of including the build-out period in our straight line rent expense, recording depreciation on leasehold improvements over the shorter of their estimated useful lives or the initial, non-cancelable lease term and to classify landlord allowances for normal tenant improvements as deferred rent and amortize them over the lease term as a reduction to rent expense rather than depreciation.

The after tax cumulative effect of the restatement through fiscal year ended February 2, 2002 of $1.2 million was recorded as a reduction to the Company’s beginning retained earnings balance at February 3, 2002, as reflected in its consolidated statements of stockholders’ investment. The cumulative effect of the restatement through fiscal 2004 increased property and equipment by $4.4 million, increased deferred rent liability by $8.2 million and increased deferred income taxes by $1.4 million. Expenses related to store occupancy and pre-opening costs for fiscal 2004 and fiscal 2003 decreased by $1.6 million and $1.3 million, respectively, while depreciation expenses for the same fiscal periods increased by $2.4 million and $1.9 million, respectively. As a result of the restatements, operating profit for fiscal 2004 and fiscal 2003 decreased by $1.1 million and $0.8 million, respectively, as did income before the provision for income taxes. Net income decreased by $0.7 million in fiscal 2004 and $0.5 million in fiscal 2003.

The restatement did not impact the Company’s previously reported net increase in cash and cash equivalents, revenues or compliance with revolving line of credit covenants.

The following table shows the impact of these changes on the consolidated balance sheet and the consolidated statement of operations for the fiscal year ended January 31, 2004 (in thousands, except per share information):

	As Previously Reported		Adjustments		As Restated
Consolidated Balance Sheet
Equipment		$22,590		$218		$22,808
Furniture and fixtures		13,376		208		13,584
Leasehold improvements		19,721		12,154		31,875
Property and equipment		56,297		12,580		68,877
Accumulated depreciation		30,124		8,188		38,312
Total property and equipment		26,173		4,392		30,565
Deferred income taxes		--		805		805
Total non-current assets		130		805		935
Total assets		$168,562		$5,197		$173,759

Deferred rent, short-term		$1,726		$1,148		$2,874
Total current liabilities		45,069		1,148		46,217
Deferred rent, long-term		--		7,102		7,102
Total non-current liabilities		603		6,499		7,102
Retained earnings		57,303		(2,450)		54,853
Total stockholders’ investment		122,890		(2,450)		120,440
Total liabilities and stockholders’ investment		$168,562		$5,197		$173,759

Consolidated Statement of Operations
Cost of goods sold, including warehouse, distribution and store occupancy costs		$218,565		$(1,627)		$216,938
Gross profit		102,399		1,627		104,026
Store operating, selling and administrative expenses		63,194		320		63,514
Depreciation and amortization		7,267		2,419		9,686
Operating income		31,938		(1,112)		30,826
Income before provision for income taxes		32,044		(1,112)		30,932
Provision for income taxes		11,696		(406)		11,290
Net income		$20,348		$(706)		$19,642

Basic earnings per share		$0.88		$(0.03)		$0.85
Diluted earnings per share		$0.86		$(0.03)		$0.83

Consolidated Statement of Cash Flows
Net cash provided by operating activities		$33,816		$3,663		$37,479
Net cash used in investing activities	$	(7,551)	$	(3,663)	$	(11,214)

The following table shows the impact of these changes on the consolidated balance sheet and the consolidated statement of operations for fiscal year ended February 1, 2003 (in thousands, except per share information):

	As Previously Reported		Adjustments		As Restated
Consolidated Balance Sheet
Equipment		$20,549		$121		$20,670
Furniture and fixtures		12,531		142		12,673
Leasehold improvements		18,681		8,654		27,335
Property and equipment		52,868		8,917		61,785
Accumulated depreciation		26,663		5,769		32,432
Total property and equipment		26,205		3,148		29,353
Deferred income taxes		60		1,001		1,061
Total non-current assets		184		1,001		1,185
Total assets		$129,580		$4,149		$133,729

Deferred rent, short-term		$1,565		$755		$2,320
Total current liabilities		32,230		755		32,985
Deferred rent, long-term		--		5,137		5,137
Total non-current liabilities		--		5,137		5,137
Retained earnings		36,954		(1,743)		35,211
Total stockholders’ investment		97,350		(1,744)		95,606
Total liabilities and stockholders’ investment		$129,580		$4,149		$133,729

Consolidated Statement of Operations
Cost of goods sold, including warehouse, distribution and store occupancy costs		$193,383		$(1,301)		$192,082
Gross profit		85,804		1,301		87,105
Store operating, selling and administrative expenses		55,529		219		55,748
Depreciation and amortization		6,866		1,861		8,727
Operating income		23,409		(779)		22,630
Income before provision for income taxes		23,195		(779)		22,416
Provision for income taxes		8,466		(284)		8,182
Net income		$14,729		$(495)		$14,234

Basic earnings per share		$0.65		$(0.02)		$0.63
Diluted earnings per share		$0.64		$(0.02)		$0.62

Consolidated Statement of Cash Flows
Net cash provided by operating activities		$18,203		$1,682		$19,885
Net cash used in investing activities	$	(6,108)	$	(1,682)	$	(7,790)

3.	LONG-TERM DEBT

The Company has an unsecured revolving credit facility, which will expire November 5, 2005. The facility allows borrowings up to $25.0 million at a rate of LIBOR plus 80 basis points or prime at our election. As of January 29, 2005, the Company had no borrowings outstanding under this facility. Under the provisions of this facility, the Company pays a commitment fee of $10,000 annually and can draw down on the line of credit when its main operating account balance falls below $100,000.

The following table sets forth a summary of key information for the credit facility as of the periods indicated:

	For the Fiscal Years Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

Average amount of borrowings outstanding	$297,000	$978,000	$5,227,000
Maximum balance outstanding	$435,000	$3,943,000	$11,823,000
Weighted average interest rate	2.63%	1.95%	2.75%

The average amount of borrowings outstanding is averaged using only the total number of days the Company had borrowings against its facility. For fiscal 2005, the Company had utilized its credit facility for a total of three days for an average borrowing of $297,000.

The Company's revolving credit facility contains certain restrictive covenants common to such agreements. The Company was in compliance with respect to its covenants at January 29, 2005.

4.	PROFIT-SHARING PLAN

The Company maintains a 401(k) profit-sharing plan (the "Plan") which permits participants to make pretax contributions to the Plan. The Plan covers all employees who have completed one year of service and who are at least 21 years of age. Participants of the Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law. These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the Plan. The Company's contribution to the Plan equals (1) an amount determined at the discretion of the Board of Directors plus (2) a matching contribution equal to a discretionary percentage of up to 6% of a participant's compensation. For fiscal 2005, the Company matched 75% of contributions made to the plan by the employees up to 6% of the employee’s compensation. Contribution expense amounts for fiscal years 2005, 2004 and 2003 were approximately $462,000, $366,000 and $404,000, respectively.

5.	RELATED-PARTY TRANSACTIONS

The Company's former largest stockholder, The SK Equity Fund, L.P. and SK Investment Fund, L.P., diluted their holdings in the Company with a public offering on May 1, 2003, and the subsequent exercise of the underwriters’ over allotment option on May 13, 2003. Prior to this date, The SK Equity Fund, L.P. and SK Investment Fund, L.P., provided financial advisory services to the Company. Such services included, but were not necessarily limited to, advice and assistance concerning any and all aspects of the operation, planning and financing of the Company. There were no management fees associated with this arrangement in fiscal 2005. Management fee expense under this arrangement was approximately $50,000 in fiscal 2004 and $200,000 in fiscal 2003.

The Company leases one store under a sublease arrangement from Books-A-Million, Inc., of which Clyde B. Anderson, a director of Hibbett, is a stockholder. This sublease agreement expires in June 2008. Minimum lease payments were $191,000 in fiscal 2005, fiscal 2004 and fiscal 2003. Future minimum lease payments under this non-cancelable sublease aggregate approximately $652,000.

7.	INCOME TAXES

A summary of the components of the provision (benefit) for income taxes is as follows (in thousands):

	For the Fiscal Years Ended
		(as restated)	(as restated)
	January 29,	January 31,	February 1,
	2005	2004	2003
Federal:
Current	$13,556	$10,442	$6,536
Deferred	(161)	(12)	999
	13,395	10,430	7,535

State:
Current	1,239	776	468
Deferred	116	84	179
	1,355	860	647

	$14,750	$11,290	$8,182

A reconciliation of the statutory federal income tax rate as a percentage of income tax rate as a percentage of income before income taxes follows:

	For the Fiscal Years Ended
		(as restated)	(as restated)
	January 29,	January 31,	February 1,
	2005	2004	2003

Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
Effect of state income taxes, net of federal benefits	2.21%	1.81%	1.88%
Other	( .24%)	( .30%)	( .38%)

	36.97%	36.51%	36.50%

In fiscal 2004, the Company settled favorably an examination with state taxing authorities. A tax contingency liability had been provided in previous years. As a result of the settlement, state tax expense was reduced by approximately $700,000 in fiscal 2004.

Temporary differences that create deferred taxes are detailed below (in thousands):

	January 29, 2005		(as restated) January 31, 2004
	Current	Non-current	Current	Non-current

Rent	$--	$5,247	$--	$3,011
Depreciation	--	(3,563)	--	(2,206)
Inventory	79	--	349	--
Accruals	66	--	710	--
Other	4	--	(76)	--

Deferred taxes	$149	$1,684	$983	$805

The Company has not recorded a valuation allowance for deferred taxes as realization is considered more likely than not based on the amount of income taxes paid in prior years.

8.	STOCK OPTION AND STOCK PURCHASE PLANS

Stock Option Plans

The Company maintains the Hibbett Sporting Goods, Inc. 1996 Stock Option Plan, as amended (the “1996 Option Plan”). The 1996 Option Plan authorizes the granting of stock options for the purchase of up to 2,998,910 shares of common stock. Options granted vest over a five-year period and expire on the tenth anniversary of the date of grant.

A summary of the status of the Company’s stock option plan is as follows:

	For the Fiscal Years Ended
	January 29, 2005		January 31, 2004		February 1, 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	999,850	$8.87	1,210,285	$7.33	1,293,684	$6.28
Granted	232,875	22.69	298,911	11.11	309,768	9.83
Exercised	(213,975)	7.56	(501,426)	6.50	(331,641)	5.17
Forfeited	(11,509)	14.99	(7,920)	9.69	(61,526)	7.67
Outstanding at end of year	1,007,241	$12.27	999,850	$8.87	1,210,285	$7.33

Exercisable at end of year	224,954	$7.99	157,323	$7.48	392,073	$6.36

Weighted average fair value of options granted		$14.74		$7.41		$6.83

The following table summarizes information about stock options outstanding at January 29, 2005:

	Options Outstanding			Options Exercisable

	Options	Weighted		Options
	Outstanding	Average	Weighted	Exercisable	Weighted
	at	Remaining	Average	at	Average
Range of	January 29,	Contractual	Exercise	January 29,	Exercise
Exercise Prices	2005	Life (years)	Price	2005	Price

$1.81 to $4.74	93,665	4.35	$4.37	42,697	$4.02
$5.26 to $8.29	41,928	4.33	$6.01	37,203	$5.90
$8.85 to $9.82	374,120	6.60	$9.42	111,110	$9.27
$10.21 to $11.11	269,078	8.12	$11.10	33,944	$11.09
$18.41 to 25.71	228,450	9.07	$22.69	--	$--

The tax benefit associated with the exercise of stock options is credited to paid-in capital and amounted to approximately $1,569,000 in fiscal 2005, $1,510,000 in fiscal 2004 and $706,000 in fiscal 2003.

Other Plans

The Company maintains an Employee Stock Purchase Plan and an Outside Director Stock Plan and has reserved 253,125 shares and 393,750 shares of the Company’s common stock, respectively, for purchase by the employees and directors at 85% and 100% of the fair value of the common stock, respectively.

During fiscal 2005, the Company granted 7,500 options (in August 2004) under the Outside Director Stock Plan at an exercise price of $18.41 (market value at date of grant) and 20,435 options (in January 2005) at an exercise price of $24.67 (market value at date of grant) for total options granted under the Plan of 27,935 for fiscal 2005. During fiscal 2004, the Company granted a total of 35,169 options under the Outside Director Stock Plan at an exercise price of $20.73 (market value at date of grant, adjusted for applicable stock splits). During fiscal 2003, the Company granted 33,750 options on January 31, 2003, under the Outside Director Stock Plan at an exercise price of $9.51 (market value at date of grant, adjusted for applicable stock splits) and 16,875 options on June 5, 2002, at an exercise price of $11.55 (market value at date of grant, adjusted for applicable stock splits). Director options vest immediately and expire on the earlier of the tenth anniversary of the grant or one year from the date on which an optionee ceases to be an Eligible Director.

The Employee Stock Purchase Plan became effective on April 1, 1997, and as of January 29, 2005, 111,065 shares have been issued and 142,060 shares are reserved for future purchase.

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases the premises for its retail sporting goods stores under non-cancelable operating leases having initial or remaining terms of more than one year. Many of its leases contain scheduled increases in annual rent payments and the majority of its leases also require it to pay maintenance, insurance and real estate taxes. Additionally, certain of its leases include provisions for the payment of additional rent based on a percentage of sales over an established minimum.

The Company also leases certain computer hardware, office equipment and transportation equipment under non-cancelable operating leases having initial or remaining terms of more than one year.

In February 1996, the Company entered into a sale-leaseback transaction to finance its warehouse and office facilities. In December 1999, the related operating lease was amended to include the fiscal 2000 expansion of these facilities. The amended lease rate is $784,000 per year and will expire in December 2014.

At January 29, 2005, the future minimum lease payments for leased properties and equipment, excluding maintenance, insurance and real estate taxes, for operating leases having a remaining term in excess of one year at such date were as follows (in thousands):

Fiscal 2006	$27,792
Fiscal 2007	24,434
Fiscal 2008	20,458
Fiscal 2009	15,898
Fiscal 2010	11,773
Thereafter	22,312
TOTAL	$122,667

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

Minimum rentals	$24,086	$20,066	$17,189
Contingent rentals	1,230	1,553	1,342
	$25,316	$21,619	$18,531

Most of the Company’s retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, in some cases, the unamortized portion of any landlord allowances related to that property would be payable to the landlord.

Legal Proceedings and other Contingencies

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, after consultation with legal counsel responsible for such matters, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON SUPPLEMENTAL SCHEDULE

The Board of Directors and Stockholders

Hibbett Sporting Goods, Inc.:

Under date of April 13, 2005, we reported on the consolidated balance sheets of Hibbett Sporting Goods, Inc. and subsidiaries as of January 29, 2005, and January 31, 2004, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended January 29, 2005, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited Schedule II–Valuation and Qualifying Accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements in Item 8, the Company has restated its 2004 and 2003 consolidated financial statements.

KPMG LLP

Birmingham, Alabama

April 13, 2005

HIBBETT SPORTING GOODS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	For the Fiscal Year Ended
	January 29,	January 31,	February 1,
	2005	2004	2003

Balance of allowance for doubtful accounts at beginning of period	$107,000	$133,000	$196,000
Charged to costs and expenses	-	-	-
Write-offs, net of recoveries	(48,000)	(26,000)	(63,000)
Balance of allowance for doubtful accounts at end of period	$59,000	$107,000	$133,000

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Consolidated Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, with the participation of its principal executive officer and principal financial officer, of the effectiveness of its disclosure controls and procedures as of January 29, 2005. Based on this evaluation and due to the material weakness in internal control over financial reporting described below in “Management’s Report on Internal Control Over Financial Reporting,” its principal executive officer and principal financial officer concluded that, as of January 29, 2005, its disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, the Company carried out an evaluation of the effectiveness of its internal control over financial reporting as of January 29, 2005, based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management concluded that the Company’s controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices were ineffective, and, as a result, management determined that the Company’s financial statements for fiscal 2004 and fiscal 2003 were misstated. With the concurrence of the Audit Committee of the Board of Directors, management decided to restate the Company’s financial statements for the years ended January 31, 2004 and February 1, 2003 and for each of the previously issued quarterly financial statements for fiscal 2005 and fiscal 2004 to reflect the correction of errors in lease accounting.

Management evaluated the impact of this restatement on the Company’s assessment of internal control over financial reporting and has concluded that the control deficiency that resulted in the incorrect lease accounting represented is a material weakness. As a result of this material weakness in the Company’s internal control over financial reporting as of January 29, 2005, management has concluded that, as of January 29, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth in the COSO framework. In accordance with the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2, a material weakness in internal control over financial reporting is a control deficiency or combination of control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as strong indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

(c) Changes in Internal Control Over Financial Reporting

In connection with its evaluation of the Company’s internal controls over financial reporting described above, management has determined that no change in internal control over financial reporting occurred during the fourth quarter of fiscal 2005 that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Subsequent to January 29, 2005, the Company has remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by implementing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting its lease accounting practices. The Company also corrected its method of accounting for the amortization period of leasehold improvements, treatment of construction allowances and recognition of build-out periods as rent holidays.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hibbett Sporting Goods, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Hibbett Sporting Goods, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effect of the material weakness in internal controls over the selection, monitoring, and review of assumptions and factors affecting lease accounting practices, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of the Company based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of January 29, 2005: Management identified deficiencies in the Company’s internal control over financial reporting regarding the selection, and monitoring and review of assumptions and factors affecting its lease accounting practices. As a result of these deficiencies in the Company’s internal control, previously reported annual rent expense and depreciation was understated, resulting in the restatement of the consolidated financial statements as of and for the years ended January 31, 2004 and February 1, 2003 and for each of the quarterly periods of fiscal years 2005, 2004 and 2003 through October 30, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Hibbett Sporting Goods, Inc. and subsidiaries as of January 29, 2005, and the related consolidated statements of operations, stockholders’ investment, and cash flows for the year then ended. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated April 13, 2005, which expressed an unqualified opinion on those financial statements.

In our opinion, management’s assessment that Hibbett Sporting Goods, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

KPMG LLP

Birmingham, Alabama

April 13, 2005

Item 9B. Other Information

None.

PART III

Item 10.	Directors and Executive Officers of Registrant

The information required is incorporated by reference from the sections entitled “Directors and Executive Officers”, “The Board of Directors”, “Code of Ethics” and “Certain Relationships and Related Transactions” in the Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2005 (the "Proxy Statement"), which is to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

The information required is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 14.	Principal Accounting Fees and Services

The information required is incorporated by reference from the section entitled "Principal Accounting Fees and Services" in the Proxy Statement.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Financial Statements:	Page

The following Financial Statements and Supplementary Data of the Registrant and Independent Registered Public Accounting Firm’s Report on such Financial Statements are incorporated by reference from the Company’s 2005 Annual Report to Stockholders, in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	28
	Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004	29
	Consolidated Statements of Operations for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003	30
	Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003	31
	Consolidated Statements of Stockholders’ Investment for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003	32
	Notes to Consolidated Financial Statements	33

2.	Financial Statement Schedules:

	The index to the Consolidated Financial Statement Schedule follows:

	Report of Independent Registered Public Accounting Firm on Supplemental Schedule	49
	Schedule II – Valuation and Qualifying Accounts	50

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

3.	Exhibits.

	The Exhibits listed below are the exhibits of Hibbett Sporting Goods, Inc. and its wholly owned subsidiaries and are filed as part of, or incorporated by reference into, this report.

Number	Description

	Certificates of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (the “1997 10-K)).
3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the 1997 10-K).

	Material Contracts
10.1	Director Compensation Summary Terms (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated December 9, 2004).
10.2	Hibbett Sporting Goods, Inc. Stock Plan for Outside Directors (as amended) (incorporated herein by reference to Exhibit A to the Definitive Proxy Statement dated April 29, 2004)

	Annual Report to Security Holders
13.1	Fiscal 2005 Annual Report to Stockholders.

	Subsidiaries of the Registrant
21	List of Company’s Subsidiaries (incorporated herein by reference to Exhibit 21 of the 1996 S-1).

	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)	59

	Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)	60
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)	61
32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)	62
32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)	63

8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT SPORTING GOODS, INC.

By:	/s/ Michael J. Newsome
Michael J. Newsome
President, Chief Executive Officer and Chairman of the
Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Newsome	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 14, 2005
Michael J. Newsome

/s/ Gary A. Smith	Vice President and Chief Financial Officer (Principal Financial Officer)	April 14, 2005
Gary A. Smith

/s/ Clyde B. Anderson	Director	April 14, 2005
Clyde B. Anderson

/s/ H. Ray Compton	Director	April 14, 2005
H. Ray Compton

/s/ Carl Kirkland	Director	April 14, 2005
Carl Kirkland

/s/ Ralph T. Parks	Director	April 14, 2005
Ralph T. Parks

/s/ Thomas A. Saunders, III	Director	April 14, 2005
Thomas A. Saunders, III

/s/ Alton Yother	Director	April 14, 2005
Alton Yother

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hibbett Sporting Goods, Inc.:

We consent to the incorporation by reference in the registration statements (Nos. 333–21299, 333–21301, 333–21303, 333–21305, 333–28515, 333–63094, and 333–96755) of Hibbett Sporting Goods, Inc. and subsidiaries of our reports dated April 13, 2005, with respect to (i) the consolidated balance sheets of Hibbett Sporting Goods, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended January 29, 2005 and the related consolidated financial statement schedule; (ii) management’s assessment of the effectiveness of internal control over financial reporting as of January 29, 2005; and (iii) the effectiveness of internal control over financial reporting as of January 29, 2005, which reports appear in the January 29, 2005, Annual Report on Form 10–K of Hibbett Sporting Goods, Inc and subsidiaries. Our reports refer to the Company’s restatement of its 2004 and 2003 consolidated financial statements.

Our report dated April 13, 2005, on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of January 29, 2005 expresses our opinion that Hibbett Sporting Goods, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of January 29, 2005 because of the effect of a material weakness on the achievement of the objectives of the control criteria and contains an explanatory paragraph that states that the Company’s management identified deficiencies in the Company’s internal control over financial reporting regarding the selection, monitoring, and review of assumptions and factors affecting lease accounting practices.

KPMG LLP

Birmingham, Alabama

April 13, 2005

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, Michael J. Newsome, certify that:

1. I have reviewed this Annual Report on Form 10-K of Hibbett Sporting Goods, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

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

Date	April 14, 2005	/s/	Michael J. Newsome
Michael J. Newsome
President, Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Gary A. Smith, certify that:

1. I have reviewed this Annual Report on Form 10-K of Hibbett Sporting Goods, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

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

Date	April 14, 2005	/s/	Gary A. Smith
Gary A. Smith
Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

Section 1350 Certification of Chief Executive Officer

In connection with the Annual Report on Form 10-K of Hibbett Sporting Goods, Inc. (the “Company”) for the fiscal year ended January 29, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officer certifies, to the best knowledge and belief of such officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)         The Annual Report on Form 10-K of the Company for the period ended January 29, 2005 fully complies with the requirements of Section 13 (a) or Section 15 (d), as applicable, of the Securities Exchange Act of 1934; and

(ii)        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 14, 2005	/s/ Michael J. Newsome
Michael J. Newsome President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Exhibit 32.2

Section 1350 Certification of Chief Financial Officer

In connection with the Annual Report on Form 10-K of Hibbett Sporting Goods, Inc. (the “Company”) for the fiscal year ended January 29, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officer certifies, to the best knowledge and belief of such officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)         The Annual Report on Form 10-K of the Company for the period ended January 29, 2005 fully complies with the requirements of Section 13 (a) or Section 15 (d), as applicable, of the Securities Exchange Act of 1934; and

(ii)        The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 14, 2005	/s/ Gary A. Smith
Gary A. Smith Chief Financial Officer (Principal Financial Officer)

- END -