Form 10-K/A
period 2005-01-29
HIBBETT SPORTING GOODS INC
filed 2005-04-19
CIK 1017480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number:  000-20969

HIBBETT SPORTING GOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-1074067 (I.R.S. Employer Identification No.)

451 Industrial Lane Birmingham, Alabama (Address of principal executive offices)	35211 (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

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

EXPLANATORY NOTE

This Amendment of Form 10-K/A constitutes Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, which was originally filed with the SEC on April 14, 2005 (the “Original Report”). Because inadvertent drafting errors appeared in our Item 9A disclosure included in the Original Report, we are amending and restating Item 9A as it appeared in the original report.

This Amendment only amends Item 9A of the Original Report as specified above. It does not affect the original financial statements and footnotes or other disclosures filed in the Original Report and does not reflect events occurring after the original filing date of April 14, 2005.

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

In performing this assessment, management concluded that the Company’s controls over the selection, monitoring and review of assumptions and factors affecting lease accounting practices were not effective in ensuring that the related transactions were accounted for in accordance with generally accepted accounting principles, and, as a result, management determined that the Company’s financial statements for fiscal 2004 and fiscal 2003 were misstated. Specifically, amounts previously reported for annual rent expense and depreciation expense were understated. On March 9, 2005, the Company announced its decision to restate its financial statements as of and for the years ended January 31, 2004 and February 1, 2003, and for the previously issued interim financial information for fiscal year 2005 and fiscal year 2004 to reflect the aforementioned correction of errors in lease accounting.

Management evaluated the impact of the aforementioned deficiencies on the Company’s assessment of internal control over financial reporting and concluded that the control deficiency that resulted in the incorrect lease accounting represented a material weakness in internal control over financial reporting as of January 29, 2005. As a result of this material weakness, management concluded that, as of January 29, 2005, the Company’s internal control over financial reporting was not effective based on the criteria set forth in the COSO framework.

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

(c) Changes in Internal Control Over Financial Reporting

In connection with its evaluation of the Company’s internal control over financial reporting described above, management has determined that no change in internal control over financial reporting occurred during the fourth quarter of fiscal 2005 that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Subsequent to January 29, 2005, and in response to the material weakness in internal control over financial reporting noted above, the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting its lease accounting practices. The Company has taken these steps which are intended to remediate the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of January 29, 2005: Management identified deficiencies in the Company’s internal control over financial reporting regarding the selection, monitoring, and review of assumptions and factors affecting its lease accounting practices. As a result of these deficiencies in the Company’s internal control, previously reported annual rent expense and depreciation was understated, resulting in the restatement of the consolidated financial statements as of and for the years ended January 31, 2004 and February 1, 2003 and for the previously issued interim financial information for fiscal 2005 and 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hibbett Sporting Goods, Inc. and subsidiaries as of January 29, 2005, and January 31, 2004, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended January 29, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated April 13, 2005, which expressed an unqualified opinion on those financial statements.

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

HIBBETT SPORTING GOODS, INC.

Date: April 19, 2005	By: /s/ Gary A. Smith
Gary A. Smith
Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer

EXHIBITS INDEX

Number	Description

Certificates of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (the “1997 10-K)).
3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the 1997 10-K).

Material Contracts
10.1	Director Compensation Summary Terms (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q dated December 9, 2004).
10.2	Hibbett Sporting Goods, Inc. Stock Plan for Outside Directors (as amended) (incorporated herein by reference to Exhibit A to the Definitive Proxy Statement dated April 29, 2004)

Subsidiaries of the Registrant
21	List of Company’s Subsidiaries (incorporated herein by reference to Exhibit 21 of the 1996 S-1).

Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm (previously filed)

Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)
32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, Michael J. Newsome, certify that:

1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Hibbett Sporting Goods, Inc.;

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

Date	April 19, 2005	/s/	Michael J. Newsome
Michael J. Newsome
President, Chief Executive Officer and
Chairman of the Board (Principal Executive Officer)

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Gary A. Smith, certify that:

1. I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Hibbett Sporting Goods, Inc.;

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

Date	April 19, 2005	/s/	Gary A. Smith
Gary A. Smith
Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

Section 1350 Certification of Chief Executive Officer

In connection with Amendment No. 1 to the Annual Report on Form 10-K of Hibbett Sporting Goods, Inc. (the “Company”) for the fiscal year ended January 29, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officer certifies, to the best knowledge and belief of such officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)            Amendment No. 1 to the Annual Report on Form 10-K of the Company for the period ended January 29, 2005 fully complies with the requirements of Section 13 (a) or Section 15 (d), as applicable, of the Securities Exchange Act of 1934; and

(ii)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 19, 2005	/s/ Michael J. Newsome
Michael J. Newsome President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Exhibit 32.2

Section 1350 Certification of Chief Financial Officer

In connection with Amendment No. 1 to the Annual Report on Form 10-K of Hibbett Sporting Goods, Inc. (the “Company”) for the fiscal year ended January 29, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officer certifies, to the best knowledge and belief of such officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)            Amendment No. 1 to the Annual Report on Form 10-K of the Company for the period ended January 29, 2005 fully complies with the requirements of Section 13 (a) or Section 15 (d), as applicable, of the Securities Exchange Act of 1934; and

(ii)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 19, 2005	/s/ Gary A. Smith
Gary A. Smith Chief Financial Officer (Principal Financial Officer)

- END -