Form 10-Q
period 2005-04-30
HIBBETT SPORTING GOODS INC
filed 2005-06-08
CIK 1017480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	April 30, 2005

or

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________________________ to __________________________

COMMISSION FILE NUMBER:    000-20969

HIBBETT SPORTING GOODS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	63-1074067 (I.R.S. Employer Identification No.)

205-942-4292

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of June 6, 2005, were 23,756,017 shares.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	April 30,	January 29,
	2005	2005
ASSETS
Current Assets:
Cash and cash equivalents	$ 60,885	$ 58,342
Accounts receivable, net	3,762	4,857
Inventories	106,230	103,009
Prepaid expenses and other	4,304	996
Deferred income taxes	2,193	149
Total current assets	177,374	167,353

Property and Equipment:
Land and building	245	245
Equipment	26,796	26,261
Furniture and fixtures	15,379	15,017
Leasehold improvements	39,499	37,869
Construction in progress	304	456
	82,223	79,848
Less accumulated depreciation & amortization	49,010	46,935
Total property and equipment	33,213	32,913

Non-current Assets:
Deferred income taxes	752	1,684
Other, net	164	155
Total non-current assets	916	1,839
Total Assets	$ 211,503	$ 202,105

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$ 44,642	$ 50,188
Accrued income taxes	6,371	2,763
Accrued expenses:
Payroll-related	3,744	4,528
Deferred rent	2,781	2,625
Other	1,661	1,237
Total current liabilities	59,199	61,341

Non-current Liabilities:
Deferred rent	11,627	10,725
Total non-current liabilities	11,627	10,725

Stockholders' Investment:
Preferred Stock, $.01 par value 1,000,000 shares authorized,
no shares outstanding	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized,
23,508,798 and 23,488,665 shares issued at April 30, 2005
and January 29, 2005, respectively	235	235
Paid-in capital	69,275	68,915
Retained earnings	90,701	80,000
Treasury stock at cost, 861,400 and 845,400 shares at April 30,
2005 and January 29, 2005, respectively	(19,534)	(19,111)
Total stockholders' investment	140,677	130,039
Total Liabilities and Stockholders' Investment	$ 211,503	$ 202,105

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Amounts)

	Thirteen-Weeks Ended
		(as restated)
	April 30,	May 1,
	2005	2004

Net sales	$114,823	$96,519
Cost of goods sold, including warehouse
distribution and store occupancy costs	75,283	64,258
Gross profit	39,540	32,261

Store operating, selling and administrative
expenses	20,282	17,171

Depreciation and amortization	2,455	2,425
Operating income	16,803	12,665

Interest income	327	83
Interest expense	8	9
Interest income, net	319	74
Income before provision for income taxes	17,122	12,739

Provision for income taxes	6,421	4,745
Net income	$10,701	$7,994

Net income per common share:
Basic	$0.47	$0.34
Diluted	$0.46	$0.33

Weighted average shares outstanding:
Basic	22,642,531	23,333,168
Diluted	23,171,163	23,987,903

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

		(as restated)
	April 30,	May 1,
	2005	2004
Cash Flows From Operating Activities:
Net income	$10,701	$7,994
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	2,455	2,425
Deferred income taxes	(1,111)	(52)
Loss on disposal of assets	147	107
Change in operating assets and liabilities	(6,561)	(7,304)
Net cash provided by operating activities	5,631	3,170

Cash Flows From Investing Activities:
Capital expenditures	(2,924)	(1,965)
Proceeds from sale of property and equipment	25	24
Net cash used in investing activities	(2,899)	(1,941)

Cash Flows From Financing Activities:
Cash used for stock repurchase	(423)	-
Proceeds from options exercised and sale of
shares under employee stock purchase plan	234	1,230
Net cash provided by (used in) financing activities	(189)	1,230

Net increase in cash and cash equivalents	2,543	2,459

Cash and cash equivalents, beginning of period	58,342	41,963
Cash and cash equivalents, end of period	$60,885	$44,422

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$8	$8
Income taxes, net of refunds	$3,799	$305

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Investment

(Dollars in Thousands, Except Share Information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount
BALANCE - January 29, 2005	23,488,665	$ 235	$ 68,915	$ 80,000	845,400	$ (19,111)

Net income				10,701

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $126	20,133	-	360

Purchase of shares under the stock repurchase program					16,000	(423)

BALANCE - April 30, 2005	23,508,798	$ 235	$ 69,275	$ 90,701	861,400	$ (19,534)

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the “Company” or “we” or “us” or “Hibbett”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2005. In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered for a fair presentation of our financial position as of April 30, 2005 and January 29, 2005 and the results of our operations and cash flows for the periods presented.

We have experienced and expect to continue to experience seasonal fluctuations in our net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Business.

We are an operator of sporting goods retail stores in small to mid-sized markets predominately in the Southeast, Mid-Atlantic and Midwest. Our fiscal year ends on the Saturday closest to January 31 of each year. Our merchandise assortment features a core selection of brand name merchandise emphasizing team sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

The effect of the restatements on the applicable periods is discussed in Note 2 and in the Annual Report on Form 10-K for fiscal year ended January 29, 2005, filed on April 14, 2005, as amended on Form 10-K/A on April 19, 2005.

Principles of Consolidation.

The condensed consolidated financial statements of our company include its accounts and the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform previously reported data to the current presentation. Such reclassifications have no impact on total assets or on stockholders’ investment.

Reportable Segments.

Given the economic characteristics of the store formats, the similar nature of products offered for sale, the types of customers and the methods of distribution, our operations constitute only one reportable segment.

Use of Estimates in the Preparation of Consolidated Financial Statements.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect (1) the reported amounts of certain assets and liabilities and disclosure of certain contingent assets and liabilities at the date of the consolidated financial statements and (2) the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

Vendor Arrangements.

We enter into arrangements with many of our vendors that entitle us to a partial refund of the cost of merchandise purchased during the year or payments for reimbursement of certain costs we incur to advertise or otherwise promote their product. The volume based rebates, supported by a vendor agreement, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year. This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity.

Cash and Cash Equivalents.

We consider all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Trade and Other Accounts Receivable.

Trade accounts receivable at April 30, 2005 consist primarily of amounts due to us from sales to educational institutions and youth associations as related to our Team Sales Division. We do not require collateral and maintain reserves for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at April 30, 2005 and January 29, 2005 was $69,000 and $59,000, respectively.

Other accounts receivable consists primarily of tenant allowances due from landlords.

Inventories.

Inventories are valued at the lower of cost or market using the retail inventory method of accounting, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented approximately 39.9% and 37.7% for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

Property and Equipment.

Property and equipment are recorded at cost. It is our policy to depreciate assets acquired prior to January 28, 1995, using accelerated and straight-line methods over their estimated service lives (3 to 10 years for furniture and fixtures and 10 to 31.5 years for buildings) and to amortize leasehold improvements using the straight-line method over the shorter of the initial terms of the underlying leases or the estimated economic lives of the improvements. Depreciation on assets acquired subsequent to January 28, 1995, is provided using the straight-line method over their estimated service lives (3 to 5 years for equipment, 7 years for furniture and fixtures and 39 years for buildings) or, in the case of leasehold improvements, the shorter of the initial terms of the underlying leases or the estimated economic lives of the improvements.

Construction in progress is primarily comprised of property and equipment related to unopened stores at period end.

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from property and equipment and the related gain or loss is credited or charged to income.

Self-Insurance.

We are self-insured for a significant portion of our health insurance. Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions. As of April 30, 2005 and January 29, 2005, the accrual was $367,000 and was included in accrued expenses in the condensed consolidated balance sheets.

Deferred Rent from Landlords.

Deferred rent from landlords consists of step rent and allowances from landlords related to our leased properties. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by us over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line rent expense. Landlord allowances are generally comprised of amounts received and/or promised to us by landlords in the form of leasehold improvements. These allowances are part of the negotiated terms of the lease. We record a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease and the receivable is reduced as amounts are received from the landlord. The liability for the unamortized landlord allowances, including the current portion, was approximately, $14,400,000 and $13,350,000 at April 30, 2005 and January 29, 2005, respectively.

Revenue Recognition.

Retail merchandise sales occur on-site in our retail stores. Customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on layaway. The customer may make further payments in installments, but the entire purchase price for merchandise placed on layaway must be received by us within 30 days. The down payment and any installments are recorded by us as deferred revenue until the customer pays the entire purchase price for the merchandise and takes possession of such merchandise. We recognize merchandise revenues at the time the customer takes possession of the merchandise.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us. Proceeds received from the issuance of gift cards are initially recorded as deferred revenue and such proceeds are subsequently recognized as revenue at the time the customer redeems such gift cards and takes possession of the merchandise.

Sales Returns, net.

Net sales returns were $2.8 and $2.4 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. As of April 30, 2005 and January 29, 2005 the reserve was $83,000 as was included in accrued expenses in the condensed consolidated balance sheets.

Store Opening and Closing Costs.

New store opening costs, including pre-opening costs, are charged to expense as incurred. Store opening costs primarily include payroll expenses, training costs and straight-line rent expenses. All pre-opening costs are included in store operating, selling and administrative expenses as a part of operating expenses.

We consider individual store closings to be a normal part of operations and regularly review store performance against expectations. Stores not meeting our investment requirements are closed and costs associated with store closings are recognized at the time of closing or when a liability has been incurred.

Advertising.

We expense advertising costs when incurred. We participate in various advertising and marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned.

The following table presents the components of our advertising expense:

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Gross advertising costs	$1,125,074	$889,719

Advertising reimbursements	(917,580)	(691,202)

Net advertising costs	$207,494	$198,517

Stock-Based Compensation.

We disclose stock-based compensation information in accordance with the Financial Accounting Standards Board’s (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No.148, Accounting for Stock-Based Compensation.” SFAS No. 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS No. 123. SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We have elected to continue to account for our stock-based plans under APB No. 25, as well as to provide disclosure of stock-based compensation as outlined in SFAS No. 123, as amended by SFAS No. 148. No compensation expense has been recognized related to our stock-based plans. SFAS No. 123 requires disclosure of pro forma net income, earnings per share (“EPS”) and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS No. 123 had been adopted. All pro forma disclosures include the effects of all options granted by us.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123. As a result, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in our fiscal year ending February 3, 2007. See “Recent Accounting Pronouncements.”

At April 30, 2005, we had three active stock-based plans: the Amended and Restated 1996 Stock Option Plan, the Employee Stock Purchase Plan and the Stock Plan for Outside Directors. At the Annual Meeting of Stockholders held on May 31, 2005, our stockholders approved three new stock-based plans: the 2005 Equity Incentive Plan (which replaces the Amended and Restated 1996 Stock Option Plan), the 2005 Employee Stock Purchase Plan (which replaces the existing Employee Stock Purchase Plan) and the 2005 Director Deferred Compensation Plan (which is a new plan).

We use the Black-Scholes option pricing model to estimate the fair value at the date of grant of stock options granted under our stock option plans and stock purchase rights associated with the Employee Stock Purchase Plan. A summary of the assumptions used for stock option grants and stock purchase right grants follows:

	For the Thirteen Weeks Ended
	April 30, 2005	May 1, 2004

Stock option plans:
Dividend yield	0.0%	0.0%
Expected volatility (1)	48.0%	54.5%
Risk free interest rate (2)	4.2%	3.0%
Expected lives	7 years	7 years

Employee Stock Purchase Plan:
Dividend yield	0.0%	0.0%
Expected volatility (1)	47.7%	53.2%
Risk free interest rate (2)	4.2%	2.9%
Expected lives	3 months	3 months

(1)	Volatility is estimated as of date of grant or purchase date and is calculated on 4 years
	as we believe that period of time captures the relative volatility of our stock.
(2)	Risk free interest rate is based on the U.S. Treasury rate with maturities approximating the
	expected lives of the options. The rate is determined as of the date of grant or purchase date.

A reconciliation of net income, as reported in the unaudited condensed consolidated statements of operations, to pro forma net income including compensation expense for our stock-based plans as calculated in accordance with the provisions of SFAS No. 123, as amended by SFAS No. 148, as well as a comparison of as reported in the unaudited condensed consolidated statements of operations and pro forma basic and diluted EPS follows (in thousands, except per share information):

	For the Thirteen Weeks Ended
		(as restated)
	April 30, 2005	May 1, 2004

Net income, as reported	$10,701	$7,994

Add: Stock-based employee compensation expense, included in the determination of net income, net of tax	-	-

Deduct: Stock-based employee compensation expense, determined under the fair value based method for all awards, net of tax	(610)	(314)

Net income, pro forma	$10,091	$7,680

Basic earnings per share, as reported	$0.47	$0.34
Basic earnings per share, pro forma	$0.45	$0.33

Diluted earnings per share, as reported	$0.46	$0.33
Diluted earnings per share, pro forma	$0.44	$0.32

The effects on pro forma net income and pro forma EPS of the estimated stock-based compensation, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes options pricing model for April 30, 2005 and May 1, 2004 are not necessarily representative of the effects of our results of operations in the future. In addition, the compensation expense estimates utilize an option pricing model developed for traded options with relatively short lives. Our stock option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Beginning in fiscal year ending February 3, 2007, we will include the expense associated with share-based payments in our consolidated statements of operations.

Fair Value of Financial Instruments.

In preparing disclosures about the fair value of financial instruments, we believe that the carrying amount approximates fair value for cash and cash equivalents, receivables and accounts payable, because of the short maturities of those instruments.

2. Restatement of Previously Issued Consolidated Financial Statements

Following disclosure by several restaurant companies and other retailers in fiscal 2005 and in connection with performing our fiscal 2005 year-end reporting control processes, we performed a comprehensive review of our lease accounting practices. Historically, we recorded rent expense on a straight-line basis over the initial lease term commencing upon location opening. We concluded that any build-out period should also be included in our determination of straight-line rent expense. Additionally, we reassessed the depreciable lives of leasehold improvements to be the shorter of their estimated useful lives or the initial non-cancelable lease term at the inception of the lease. We also concluded that landlord allowances for normal tenant improvements, which had previously been recorded as a reduction to related leasehold improvements, should be reflected as deferred rent and amortized over the lease term, including the build-out period, as a reduction to rent expense rather than depreciation.

We evaluated the materiality of these corrections on our financial statements and concluded that the incremental impact of these corrections was not material to any quarterly or annual period; however, the cumulative effect of these corrections were material to the fourth quarter of fiscal 2005. As a result, we recorded the cumulative effect as of the beginning of fiscal year 2003 and restated our previously issued consolidated financial statements for fiscal years ended January 31, 2004 and February 1, 2003 to recognize the impact of including the build-out period in our straight-line rent expense, recording depreciation on leasehold improvements over the shorter of their estimated useful lives or the initial, non-cancelable lease term and to classify landlord allowances for normal tenant improvements as deferred rent and amortize them over the lease term as a reduction to rent expense rather than depreciation.

The restatement did not impact our previously reported net increase in cash and cash equivalents, revenues or compliance with revolving line of credit covenants. For a complete description of the effects of the restatement, see our Annual Report on Form 10-K filed on April 14, 2005 and Form 10-K/A filed on April 19, 2005 at www.sec.gov or at www.hibbett.com under “Investor Relations.”

3. Properties

We currently lease all of our existing 493 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. We believe that our lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

As current leases expire, we believe that we will be able to either obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area. For the most part, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. Based on our beliefs that we maintain good relations with our landlords, that most of our leases are at below market rents and that we have generally been able to secure leases for suitable locations, we believe that our lease strategy will not be detrimental to our business, financial condition or results of operations.

Our offices and our distribution center are leased under an operating lease expiring in 2014. We own the Team Division’s warehousing and distribution center located in Birmingham, Alabama.

We operate our 493 stores in 22 contiguous states. Of these stores, 191 are located in malls and 302 are located in strip-shopping centers which are generally the center of commerce and which are usually anchored by a Wal-Mart store.

4. Earnings Per Share

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

A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004

Weighted average shares outstanding:
Basic	22,642,531	23,333,168
Diluted effect of stock options	528,632	654,735

Diluted	23,171,163	23,987,903

For the thirteen weeks ended April 30, 2005, there were 82 shares appropriately excluded from the computation as anti-dilutive. There were no anti-dilutive shares for the thirteen weeks ended May 1, 2004.

5. Stockholders’ Investment

We offer participation in stock option plans to certain employees and individuals. Awards typically vest and become exercisable in incremental installments over a period of five years after the date of grant and expire on the tenth anniversary of the date of grant. For the thirteen weeks ended April 30, 2005, 17,323 shares were issued upon exercise of options, resulting in an increase in Stockholders’ Investment of approximately $296,000 and an increase in Paid-in capital of approximately $126,000 attributable to the tax benefit received from the exercise of these options. For the thirteen weeks ended April 30, 2005, 2,810 shares were purchased under the Employee Stock Purchase Plan resulting in an increase in Stockholders’ Investment of approximately $64,000.

6. Stock Repurchase Plan

In August 2004, our Board of Directors authorized the repurchase of up to $30.0 million of our outstanding common stock. In November 2004, our Board increased the maximum authorization to $40.0 million. Stock repurchases may be made until August 19, 2005, and may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions at the discretion of our management. For the thirteen weeks ended April 30, 2005, we repurchased 16,000 shares at a cost of approximately $0.4 million bringing the total shares repurchased to 861,400 shares at a cost of approximately $19.5 million.

7. Accounting for the Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of long-lived assets and intangibles may be impaired and not recoverable. Our policy is to recognize any impairment loss on long-lived assets as a charge to current income when certain events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment is assessed considering the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on a comparison of the cost of the asset to fair value less any costs of disposition.

8. Commitments and Contingencies

Lease Commitments.

We lease the premises for our retail sporting goods stores under non-cancelable operating leases having initial or remaining terms of more than one year. Many of our leases contain scheduled increases in annual rent payments and the majority of our leases also require us to pay maintenance, insurance and real estate taxes. Additionally, certain of our leases include provisions for the payment of additional rent on a percentage of sales over an established minimum.

Our leases typically provide for terms of five to ten years with options on the part of Hibbett to extend. Most leases also contain a three-year early termination option by either party if certain predetermined annual sales levels are not met and a kickout clause if co-tenancy provisions are violated. Should the lease be terminated under these provisions, in some cases, the unamortized portion of any landlord allowances related to that property would be payable to the landlord.

We also lease certain computer hardware, office equipment and transportation equipment under non-cancelable operating leases having initial or remaining terms of more than one year.

Additionally, in February 1996, we entered into a sale-leaseback transaction to finance our warehouse and office facilities. In December 1999, the related operating lease was amended to include the fiscal 2000 expansion of these facilities. This lease will expire in December 2014.

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business. In the opinion of management, after consultation with legal counsel responsible for such matters, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect our financial position, results of operations or cash flows.

9. Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights pursuant to certain employee stock purchase plans, using a fair value based method and the recording of such expense in the consolidated statement of operations. In accordance with the Security and Exchange Commission April 2005 Amendment to Rule 4-01(a) of Regulation S-X, the accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. Accordingly, we will be required to adopt SFAS No. 123R in our fiscal year ending February 3, 2007. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to Unaudited Condensed Consolidated Financial Statements. We are currently reviewing the provisions of SFAS No. 123R and its potential impact on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) that requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This Interpretation is effective for fiscal years ending after December 15, 2005. Accordingly, we are required to adopt FIN 47 in our fiscal year ended January 28, 2006. We are currently reviewing the potential impact FIN 47 will have on our operations and on our consolidated financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hibbett Sporting Goods, Inc. (“we” or “Hibbett” or “us” or “Company”) operates sporting goods stores in small to mid-sized markets, predominantly in the Southeast, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of April 30, 2005, we operated a total of 493 retail stores composed of 472 Hibbett Sports stores, 17 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 22 states.

Our primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000 square-foot store located in enclosed malls and in dominant strip centers which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store. We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of traditional team merchandise and a high level of customer service. We do not expect that the average size of our stores opening in fiscal 2006 will vary significantly from the average size of stores opened in fiscal 2005.

We historically have comparable store sales increases in the low to mid-single digit range, and we plan to increase total company-wide square footage by approximately 15% in fiscal 2006. We believe total sales percentage growth will be in the mid teens in fiscal 2006. Over the past four years, we have increased our product margin due to improved vendor discounts, increased efficiencies in logistics and favorable leveraging of our store occupancy costs. We expect gross profit to increase 15 to 20 basis points in fiscal 2006 attributable to an expected decrease in markdowns as a percent to sales and continued improvement of inventory turns.

Due to our increased sales, we have leveraged our store operating, selling and administrative expenses and have offset recent increases in certain expenses relating to corporate governance. With our expected sales increase, we plan to leverage expenses 10 to 20 basis points in fiscal 2006. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, fund capital expenditures for both warehouse and technology upgrade projects and to repurchase our Company stock while increasing our cash position.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. We have been incorporated under the laws of the State of Delaware since October 6, 1996.

Restatement of Financial Statements

Our results of operations for the thirteen weeks ended May 1, 2004 and our statement of cash flows for that period, presented below, have been restated. For a further discussion of the restatement, see Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q and see our Annual Report on Form 10-K filed on April 14, 2005, as amended on Form 10-K/A filed on April 19, 2005.

Results of Operations

The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
		(as restated)
	April 30,	May 1,
	2005	2004
Sales, net	100.0%	100.0%
Cost of goods sold, including warehouse,
distribution and store occupancy costs	65.6	66.6
Gross profit	34.4	33.4

Store operating, selling and administrative
expenses	17.7	17.8
Depreciation and amortization	2.1	2.5
Operating income	14.6	13.1

Interest income	0.3	0.1
Interest expense	-	-
Interest income, net	0.3	0.1

Income before provision for income taxes	14.9	13.2

Provision for income taxes	5.6	4.9
Net income	9.3%	8.3%

Thirteen Weeks Ended April 30, 2005 Compared to Thirteen Weeks Ended May 1, 2004 (as restated)

Net Sales. Net sales increased $18.3 million, or 19.0%, to $114.8 million for the thirteen weeks ended April 30, 2005 from $96.5 million for the comparable period in the prior year. We attribute this increase to the following factors:

•

We opened 70 Hibbett Sports stores and closed 10 in the 52-week period ended April 30, 2005. New stores and stores not in the comparable store net sales calculation accounted for $10.8 million of the increase in net sales.

•	We experienced an 8.2% increase in comparable store net sales for the thirteen weeks ended April 30, 2005. Higher comparable store net sales contributed $7.5 million to the increase in net sales.

The increase in comparable store sales was driven by an increase in sales in footwear and equipment.

•	Apparel showed an overall decrease in sales as compared to the same period in the prior year. Ladies activewear, technical apparel and urban brands led apparel sales.
•	Footwear was led by performance footwear, particularly in the ladies and youth categories.
•	Equipment sales was led primarily by seasonally strong team sports as well as the appeal of certain exercise equipment.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $39.5 million, or 34.4% of net sales, in the thirteen weeks ended April 30, 2005, compared with $32.2 million, or 33.4% of net sales, in the same period of the prior fiscal year. This year’s gross margin is primarily attributable to an 180 basis point increase in footwear. Occupancy, as a percent to net sales, decreased slightly by 4 basis points year over year to $9.8 million as a result of a decrease in rent expense. Warehouse costs decreased by 25 basis points, primarily due to the leveraging of payroll expenses.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $20.3 million, or 17.7% of net sales, for the thirteen weeks ended April 30, 2005, compared to $17.2 million, or 17.8% of net sales, for the comparable period a year ago. We attribute this slight decrease to the following factors:

•	Payroll expenses decreased as a percent of net sales by 63 basis points.
•

Professional fees decreased as a percent of net sales by 8 basis points and should continue to decrease compared to last year as the initial cost of Sarbanes-Oxley compliance and testing begins to leverage.

The decrease in store operating, selling and administrative expenses was offset by a 13 basis point increase in store closing expense, an 11 basis point increase in supplies expense and a 7 basis point increase in both new store costs and in freight and shipping expense.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.1% in the thirteen weeks ended April 30, 2005, and 2.5% in the thirteen weeks ended May 1, 2004. The reduction in depreciation and amortization expense as a percentage of net sales is the result of the increase in sales.

Provision for income taxes. Provision for income taxes as a percentage of net sales was 5.6% in the thirteen weeks ended April 30, 2005, compared to 4.9% for the thirteen weeks ended May 1, 2004, due to an increase in pre-tax income and an increase in the effective tax rate for fiscal 2006 ending January 28, 2006. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.5% and 37.3% for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

Liquidity and Capital Resources

As described in our notes to unaudited condensed consolidated financial statements, we restated previously issued consolidated financial statements for the fiscal years ended January 31, 2004 and February 1, 2003 and corresponding interim periods, as well as interim periods in fiscal year ended January 29, 2005, to correct our accounting for leases, related leasehold improvements and construction allowances. While this restatement changed several cash flow components, cash and cash equivalents were not impacted for any fiscal year or interim period.

Our capital requirements relate primarily to new store openings, stock repurchases and working capital requirements. Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year. Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under our revolving credit facilities.

Our Statements of Cash Flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
		(as restated)
	April 30,	May 1,
	2005	2004

Net cash provided by operating activities:	$5,631	$3,170

Cash flows provided by (used in) investing activities:
Capital expenditures	$(2,924)	$(1,965)
Proceeds from sales of property and equipment	25	24

Net cash (used in) investing activities	$(2,899)	$(1,941)

Cash flows provided by (used in) financing activities:
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	$234	$1,230
Cash used for stock repurchase	(423)	-

Net cash provided by (used in) financing activities	$(189)	$1,230

Net income levels combined with fluctuations in inventory and accounts payable balances have historically driven net cash provided by operating activities. Inventory levels increased this period compared to the same thirteen weeks last year, but continue to decrease on a per store basis. We financed this increase in total inventory primarily through cash generated from operations. Accordingly, net cash provided by operating activities was $5.6 million for the thirteen weeks ended April 30, 2005 compared with net cash provided by operating activities of $3.2 million for the thirteen weeks ended May 1, 2004.

With respect to cash flows from investing activities, capital expenditures were $2.9 million in the thirteen weeks ended April 30, 2005 compared with $2.0 million for the same thirteen weeks ended May 1, 2004. Capital expenditures were primarily related to the opening of fifteen new stores, the refurbishing of existing stores and the purchasing of corporate assets, including automobiles, warehouse equipment and technology upgrades.

We estimate the total cash outlay for capital expenditures for fiscal 2006 will be approximately $15.0 million, which relates to the opening of approximately 80 Hibbett Sports stores (exclusive of store closings) and the remodeling of selected existing stores and to improvements at our headquarters and distribution center.

Net cash used in financing activities was $0.2 million in the thirteen weeks ended April 30, 2005 compared to net cash provided by financing activities of $1.2 million in the prior year period. The cash fluctuation as compared to the same period last fiscal year was primarily the result of the Company closing its trading window to employees during its period of restatement as well as the repurchase of the Company’s common stock. In the thirteen weeks ended April 30, 2005, we expended $0.4 million on the repurchase of our common stock.

We have an unsecured revolving credit facility that allows borrowings up to $25.0 million and which will expire November 5, 2005. The credit facility is subject to renewal every two years. Under the provisions of this facility, we pay a commitment fee of $10,000 annually and can draw down funds when the balance of our main operating account falls below $100,000. We plan to renew this facility in November and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us. As of April 30, 2005 and May 1, 2004, we had no debt outstanding under this facility. The credit facility contains certain restrictive covenants common to such agreements. We were in compliance with respect to these covenants at April 30, 2005.

Based on our current operating and store opening plans, management believes we can adequately fund our cash needs for the foreseeable future through cash generated from operations.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of April 30, 2005. All purchase obligations are cancelable and therefore not considered a contractual obligation.

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Quarterly and Seasonal Fluctuations

We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales and operating income. Our net sales and operating income are typically higher in the fourth quarter due to sales increases during the holiday selling season. However, the seasonal fluctuations are mitigated by the strong product demand in the spring and back-to-school sales periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, merchandise mix, the relative proportion of stores by format and demand for apparel and accessories driven by local interest in sporting events.

A Warning About Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate, ” “expect,” “intend,” “plan,” “target” or “estimate.” For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales increases, net sales growth and earnings growth;
•	our growth, including our plans to add, expand or relocate stores and square footage growth;
•	the possible effect of recent accounting pronouncements;

•	the possible effect of pending legal and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our ability and plans to renew our revolving credit facility;
•	our gross profit margin and earnings and our ability to leverage store operating, selling and administrative expenses and offset other operating expenses;
•	our seasonal sales patterns;
•	our ability to renew or replace store leases satisfactorily;
•

our estimates and assumptions as they relate to reserves, inventory valuations, carrying amount of financial instruments and fair value of options, grants and other stock-based compensation as well as our estimates of economic and useful lives of depreciable assets and leases;

•	our expectations regarding merchandise markdowns and inventory turns;
•	our target market presence and its expected impact on our sales growth.

You should assume that the information appearing in this report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors,” “Business” and “Properties” in our Form 10-K dated April 14, 2005.

Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this report and you should not expect us to do so.

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

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our revolving credit facility which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates.

At April 30, 2005, we had no borrowings outstanding under this agreement. At no time during the thirteen weeks ended April 30, 2005 or May 1, 2004 did we incur any borrowings against our credit facility nor incur any interest expense. A 2% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

ITEM 4.	Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of April 30, 2005.

That evaluation included consideration of the views expressed in the SEC Letter in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to leasehold improvements, rent holidays and landlord/tenant incentives. Prior to the SEC Letter, we believed that our lease accounting was consistent with generally accepted accounting principles. However, based on the clarifications expressed in the SEC Letter which resulted in the restatement discussed in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements found in “Financial Statements”, our management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of January 29, 2005 relating to our accounting for leases, and that we had a material weakness in internal control over financial reporting as of January 29, 2005. As of April 30, 2005, we believe our disclosure controls and procedures are effective.

In connection with correcting our lease accounting, we have instituted controls and procedures to ensure:

•	use of a consistent lease period (generally, the initial lease term);
•	treatment of construction allowances as deferred rent;
•	commencement of the lease term on the date when we take possession and have the right to control use of the leased premises; and
•	inclusion of the build-out period as a rent holiday in determining amortization of deferred rent liabilities, including straight-line rent and construction allowances.

Changes in Internal Control Over Financial Reporting.

Other than the changes made to our internal control over financial reporting related to accounting for leases, we have not identified any change in our internal control over financial reporting that occurred during the period ended April 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are party to various legal proceedings incidental to our business. In our opinion, after consultation with legal counsel responsible for these matters, the ultimate liability, if any, with respect to those proceedings is not presently expected to materially affect the financial position, results of operations or cash flows of our Company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the thirteen weeks and quarter ended April 30, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

			Total Number
			of Shares	Approximate
			Purchased	Dollar Value
			as Part of	of Shares that
	Total		Publicly	may yet be
	Number	Average	Announced	Purchased Under
	of Shares	Price	Plans or	the Plans or
Period	Purchased	Per Share	Programs	Programs (2)
Quarter Ended January 29, 2005	845,400	$ 22.61	845,400	$ 20,889,000
January 30, 2005 to February 26, 2005	5,000	25.31	5,000	20,762,000
February 27, 2005 to April 2, 2005	11,000	26.89	11,000	20,466,000
April 3, 2005 to April 30, 2005	-	-	-	20,466,000
Quarter Ended April 30, 2005	16,000	26.45	16,000

TOTAL	861,400	$ 22.68	861,400	$ 20,466,000

(1)	In August 2004, the Board of Directors authorized a plan to repurchase up to $30.0 million of our common stock. Stock repurchases under this plan may be made until August 19, 2005.
(2)	In November 2004, the Board of Directors increased the maximum authorization under such plan to $40.0 million of which $19.5 million had been expended through April 30, 2005.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.

10.1

Salary and incentives approval by Board of Directors to Company Named Executives, dated as of March 9, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2005.

10.2

Retention Agreement between the Company and Chief Executive Officer, dated as of March 9, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2005.

10.3

Amended Credit Agreement between the Company and AmSouth Bank and Bank of America, N.A., dated as of April 18, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 20, 2005.

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

HIBBETT SPORTING GOODS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Vice President & Chief Financial Officer
Date: June 8, 2005		(Principal Financial and Accounting Officer)

Exhibit Index

10.1

Salary and incentives approval by Board of Directors to Company Named Executives, dated as of March 9, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2005.

10.2

Retention Agreement between the Company and Chief Executive Officer, dated as of March 9, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2005.

10.3

Amended Credit Agreement between the Company and AmSouth Bank and Bank of America, N.A., dated as of April 18, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 20, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, Michael J. Newsome, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Hibbett Sporting Goods, Inc and Subsidiaries.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Michael J. Newsome
Michael J. Newsome
President, Chief Executive Officer and Chairman
Date: June 8, 2005	of the Board (Principal Executive Officer)

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Gary A. Smith, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Hibbett Sporting Goods, Inc and Subsidiaries.

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact of omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Gary A. Smith
Gary A. Smith
Vice President and Chief Financial Officer
Date: June 8, 2005	(Principal Financial Officer)

Exhibit 32.1

Section 1350 Certification of Chief Executive Officer

In connection with the Quarterly Report on Form 10-Q of Hibbett Sporting Goods, Inc. and Subsidiaries (the “Company”) for the period ended April 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officer certifies, to the best knowledge and belief of such officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Quarterly Report on Form 10-Q of the Company for the period ended April 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.

/s/ Michael J. Newsome
Michael J. Newsome
President, Chief Executive Officer and Chairman
Date: June 8, 2005	of the Board (Principal Executive Officer)

Exhibit 32.2

Section 1350 Certification of Chief Financial Officer

In connection with the Quarterly Report on Form 10-Q of Hibbett Sporting Goods, Inc. and Subsidiaries (the “Company”) for the period ended April 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officer certifies, to the best knowledge and belief of such officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Quarterly Report on Form 10-Q of the Company for the period ended April 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.

/s/ Gary A. Smith
Gary A. Smith
Vice President and Chief Financial Officer
Date: June 8, 2005	(Principal Financial Officer)