Form 10-Q
period 2005-07-30
HIBBETT SPORTING GOODS INC
filed 2005-09-08
CIK 1017480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 30, 2005

or

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________________________ to __________________________

COMMISSION FILE NUMBER:   000-20969

HIBBETT SPORTING GOODS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation or organization	63-1074067 (I.R.S. Employer Identification No.)

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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of September 6, 2005, were 23,801,321 shares.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	July 30,	January 29,
	2005	2005
ASSETS
Current Assets:
Cash and cash equivalents	$31,128	$58,342
Short-term investments	17,772	--
Accounts receivable, net	4,633	4,857
Inventories	114,111	103,009
Prepaid expenses and other	5,942	996
Deferred income taxes	1,129	149
Total current assets	174,715	167,353

Property and Equipment:
Land and building	245	245
Equipment	27,561	26,261
Furniture and fixtures	15,730	15,017
Leasehold improvements	41,098	37,869
Construction in progress	1,126	456
	85,760	79,848
Less accumulated depreciation and amortization	51,125	46,935
Total property and equipment	34,635	32,913

Non-current Assets:
Deferred income taxes	2,561	1,684
Other, net	130	155
Total non-current assets	2,691	1,839
Total Assets	$212,041	$202,105

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$45,602	$50,188
Accrued income taxes	--	2,763
Accrued expenses:
Payroll-related	4,345	4,528
Deferred rent	2,605	2,625
Other	4,853	1,237
Total current liabilities	57,405	61,341

Non-current Liabilities:
Deferred rent	9,651	10,725
Total non-current liabilities	9,651	10,725

Stockholders’ Investment:
Preferred Stock, $.01 par value, 1,000,000 shares authorized,
no shares outstanding	--	--
Common Stock, $.01 par value, 50,000,000 shares authorized,
23,801,186 and 23,488,665 shares issued at July 30, 2005
and January 29, 2005, respectively	238	235
Paid-in capital	74,702	68,915
Retained earnings	95,561	80,000
Treasury stock at cost, 1,020,300 and 845,400 shares at July 30,
2005 and January 29, 2005, respectively	(25,516)	(19,111)
Total stockholders’ investment	144,985	130,039
Total Liabilities and Stockholders’ Investment	$212,041	$202,105

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
		(as restated)		(as restated)
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

Net sales	$94,024	$81,795	$208,848	$178,313

Cost of goods sold, including warehouse
distribution and store occupancy costs	64,442	57,642	139,727	121,899
Gross profit	29,582	24,153	69,121	56,414

Store operating, selling and administrative
expenses	19,847	17,152	40,128	34,322
Depreciation and amortization	2,494	2,450	4,948	4,875
Operating income	7,241	4,551	24,045	17,217

Interest income	305	94	632	177
Interest expense	8	6	16	15
Interest income, net	297	88	616	162
Income before provision for income taxes	7,538	4,639	24,661	17,379

Provision for income taxes	2,679	1,728	9,100	6,474
Net income	$4,859	$2,911	$15,561	$10,905

Net income per common share:
Basic	$0.21	$0.12	$0.68	$0.47
Diluted	$0.21	$0.12	$0.67	$0.45

Weighted average shares outstanding:
Basic	22,803,864	23,423,535	22,723,197	23,378,352
Diluted	23,423,383	24,027,628	23,297,273	24,007,766

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

	Twenty-Six Weeks Ended
		(as restated)
	July 30,	July 31,
	2005	2004
Cash Flows From Operating Activities:
Net income	$15,561	$10,905
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,948	4,875
Deferred income taxes	(1,857)	(137)
Loss on disposal of assets	187	231
Change in operating assets and liabilities	(17,982)	(9,718)
Net cash provided by operating activities	857	6,156

Cash Flows From Investing Activities:
Purchase of short-term investments, net	(17,772)	--
Capital expenditures	(6,879)	(5,313)
Proceeds from sale of property and equipment	27	32
Net cash used in investing activities	(24,624)	(5,281)

Cash Flows From Financing Activities:
Cash used for stock repurchase	(6,405)	--
Proceeds from options exercised and sale of shares
under employee stock purchase plan	2,958	1,571
Net cash provided by (used in) financing activities:	(3,447)	1,571

Net (decrease) increase in cash and cash equivalents	(27,214)	2,446

Cash and cash equivalents, beginning of period	58,342	41,963

Cash and cash equivalents, end of period	$31,128	$44,409

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$16	$15
Income taxes, net of refunds	$12,361	$8,814

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Investment

(Dollars in Thousands, Except Share Information)

	Common Stock				Treasury Stock
	Number of		Paid-In	Retained	Number of
	Shares	Amount	Capital	Earnings	Shares	Amount
Balance – January 29, 2005	23,488,665	$235	$68,915	$80,000	845,400	$(19,111)

Net income				15,561

Issuance of shares from
the employee stock
purchase plan and the
exercise of stock options, including a tax benefit of $2,829	312,521	3	5,787

Purchase of shares under
the stock repurchase program					174,900	(6,405)

Balance – July 30, 2005	23,801,186	$238	$74,702	$95,561	1,020,300	$(25,516)

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the “Company” or “we” or “us” or “Hibbett”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2005. In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of July 30, 2005 and January 29, 2005 and the results of our operations and cash flows for the periods presented.

We have experienced and expect to continue to experience seasonal fluctuations in our net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Business.

We are an operator of sporting goods retail stores in small to mid-sized markets predominately in the Sunbelt, Mid-Atlantic and Midwest. Our fiscal year ends on the Saturday closest to January 31 of each year. Our merchandise assortment features a core selection of brand name merchandise emphasizing team sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of consumers within each market.

The effect of the restatements on the applicable periods is discussed in Note 2 and in the Annual Report on Form 10-K for fiscal year ended January 29, 2005, filed on April 14, 2005, as amended on Form 10-K/A on April 19, 2005.

Principles of Consolidation.

The condensed consolidated financial statements of our Company include its accounts and the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform previously reported data to the current presentation. Such reclassifications did not have a material impact on the Company’s financial position, results of operations or cash flows.

Reportable Segments.

Given the economic characteristics of the store formats, the similar nature of products offered for sale, the types of customers and the methods of distribution, our operations constitute only one reportable segment.

Use of Estimates in the Preparation of Consolidated Financial Statements.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect (1) the reported amounts of certain assets and liabilities and disclosure of certain contingent assets and liabilities at the date of the condensed consolidated financial statements and (2) the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Short-term Investments.

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We determine the appropriate classification at the time of purchase. At July 30, 2005, we held approximately $17.8 million of investments in marketable securities, which primarily consisted of auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, there is a ready liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our marketable securities. All income generated from these marketable securities is recorded as interest income.

Trade and Other Accounts Receivable.

Trade accounts receivable at July 30, 2005 consists primarily of amounts due to us from sales to educational institutions and youth associations related to our Team Sales Division. We do not require collateral and maintain allowances for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at July 30, 2005 and January 29, 2005 was $79,000 and $59,000, respectively.

Other accounts receivable consists primarily of tenant allowances due from landlords.

Inventories.

Inventories are valued at the lower of cost or market using the retail inventory method of accounting, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented approximately 45.5% and 40.7%, while our second largest vendor represented approximately 11.3% and 14.2% of our total purchases for the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively. For the twenty-six weeks ended July 30, 2005 and July 31, 2004, Nike, our largest vendor, represented approximately 42.2% and 39.2%, while our second largest vendor represented approximately 8.6% and 10.9% of our total purchases, respectively.

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

Self-Insurance.

We are self-insured for a significant portion of our health insurance. Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions. To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $90,000 per insured person per year.

As of July 30, 2005 and January 29, 2005, the accrual for these liabilities was $330,000 and $367,000, respectively, and was included in accrued expenses in the condensed consolidated balance sheets.

Deferred Rent from Landlords.

Deferred rent from landlords consists of step rent and allowances from landlords related to our leased properties. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by us over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line rent expense. Landlord allowances are generally comprised of amounts received and/or promised to us by landlords in the form of leasehold improvements. These allowances are part of the negotiated terms of the lease. We record a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease and the receivable is reduced as amounts are received from the landlord. The liability for the unamortized landlord allowances, including the current portion, was approximately, $12,250,000 and $13,350,000 at July 30, 2005 and January 29, 2005, respectively.

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

Sales Returns, net.

Net sales returns were approximately $2.3 and $2.0 million for the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively.

Net sales returns were approximately $5.1 and $4.4 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. As of July 30, 2005 and January 29, 2005 the accrued liability for sales returns was $113,000 and $83,000, respectively, and was included in accrued expenses in the condensed consolidated balance sheets.

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

The following table presents the components of our advertising expense:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Gross advertising costs	$1,376,444	$1,196,201	$2,501,518	$2,085,920

Advertising reimbursements	(1,045,239)	(963,811)	(1,962,819)	(1,655,013)

Net advertising costs	$331,205	$232,390	$538,699	$430,907

Stock-Based Compensation.

We disclose stock-based compensation information in accordance with the Financial Accounting Standards Board’s (“FASB”) issued SFAS No.148, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We have elected to continue to account for our stock-based plans under APB No. 25, as well as to provide disclosure of stock-based compensation as outlined in SFAS No. 123, as amended by SFAS No. 148. No compensation expense has been recognized related to our stock-based plans. SFAS No. 123 requires disclosure of pro forma net income, earnings per share (“EPS”) and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS No. 123 had been adopted. All pro forma disclosures include the effects of all options granted by us.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123. As a result, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in our fiscal year ending February 3, 2007. See Note 10, “Recent Accounting Pronouncements.”

At July 30, 2005, we had four active stock-based plans. At the Annual Meeting of Stockholders held on May 31, 2005, our stockholders approved three new stock-based plans: the 2005 Equity Incentive Plan (which replaces the Amended and Restated 1996 Stock Option Plan), the 2005 Employee Stock Purchase Plan (which replaces the existing Employee Stock Purchase Plan) and the 2005 Director Deferred Compensation Plan (which is a new plan). The Stock Plan for Outside Directors is also an active plan of the Company.

We use the Black-Scholes option pricing model to estimate the fair value at the date of grant of stock options granted under our stock option plans and stock purchase rights associated with the Employee Stock Purchase Plan. A summary of the assumptions used for stock option grants and stock purchase right grants follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Stock-based plans:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility (1)	47.3%	52.1%	47.3% to 48.0%	47.3% to 54.5%
Risk free interest rate (2)	3.8%	3.9%	3.8% to 4.2%	3.0% to 3.9%
Expected lives	7 years	7 years	7 years	7 years

Employee Stock Purchase Plan:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility (1)	46.8%	51.3%	46.8% to 47.7%	51.3% to 53.2%
Risk free interest rate (2)	3.7%	3.8%	3.7% to 4.2%	2.9% to 3.8%
Expected lives	3 months	3 months	3 months	3 months

(1)	Volatility is estimated as of date of grant or purchase date and is calculated based on 4 years of data as we believe that period of time captures the relative volatility of our stock.
(2)	Risk free interest rate is based on the U.S. Treasury rate with maturities approximating the expected lives of the options. The rate is determined as of the date of grant or purchase date.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
		(as restated)		(as restated)
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Net income, as reported	$4,859	$2,911	$15,561	$10,905

Add: Stock-based employee
compensation expense, included in the determination of net
income, net of tax	--	--	--	--

Deduct: Stock-based employee
compensation expense, determined under the fair value based
method for all awards, net of tax	(144)	(316)	(534)	(630)

Net income, pro forma	$4,715	$2,595	$15,027	$10,275

Basic earnings per share, as reported	$0.21	$0.12	$0.68	$0.47
Basic earnings per share, pro forma	$0.21	$0.11	$0.66	$0.44

Diluted earnings per share, as reported	$0.21	$0.12	$0.67	$0.45
Diluted earnings per share, pro forma	$0.20	$0.11	$0.65	$0.43

The effects on pro forma net income and pro forma EPS of the estimated stock-based compensation, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes options pricing model for July 30, 2005 and July 31, 2004 are not necessarily representative of the effects of our results of operations in the future. In addition, the compensation expense estimates utilize an option pricing model developed for traded options with relatively short lives. Our stock option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Beginning in fiscal year ending February 3, 2007, we will include the expense associated with share-based payments in our consolidated statements of operations.

Fair Value of Financial Instruments.

In preparing disclosures about the fair value of financial instruments, we believe that the carrying amount approximates fair value for cash and cash equivalents, short-term investments, receivables and accounts payable, because of the short maturities of those instruments.

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

3. Properties

We currently lease all of our existing 508 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. We believe that our lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training qualified management personnel.

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

Our corporate offices and our distribution center are leased under an operating lease expiring in 2014. We own the Team Division’s warehousing and distribution center located in Birmingham, Alabama.

We operate our 508 stores in 22 contiguous states. Of these stores, 198 are located in malls and 310 are located in strip-shopping centers which are generally the center of commerce and which are usually anchored by a Wal-Mart store.

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

A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004

Weighted average shares outstanding:
Basic	22,803,864	23,423,535	22,723,197	23,378,352
Diluted effect of stock options	619,519	604,093	574,076	629,414

Diluted	23,423,383	24,027,628	23,297,273	24,007,766

For the thirteen weeks ended July 30, 2005, there were 3,165 shares excluded from the computation as anti-dilutive. For the thirteen weeks ended July 31, 2004, there were 100 shares excluded from the computation as anti-dilutive.

5. Stockholders’ Investment

We offer participation in stock-based equity incentive plans to certain employees and individuals. Awards typically vest and become exercisable in incremental installments over a period of five years after the date of grant and expire on the tenth anniversary of the date of grant. For the thirteen weeks ended July 30, 2005, 289,667 shares were issued upon exercise of options, resulting in an increase in Stockholders’ Investment of approximately $5,360,000 and an increase in Paid-in capital of approximately $2,707,000 attributable to the tax benefit received from the exercise of these options. For the thirteen weeks ended July 30, 2005, 2,721 shares were purchased under the Employee Stock Purchase Plan resulting in an increase in Stockholders’ Investment of approximately $70,000.

For the twenty-six weeks ended July 30, 2005, 306,990 shares were issued upon exercise of options, resulting in an increase in Stockholders’ Investment of approximately $5,657,000 and an increase in Paid-in capital of approximately $2,829,000 attributable to the tax benefit received from the exercise of these options. For the twenty-six weeks ended July 30, 2005, 5,531 shares were purchased under the Employee Stock Purchase Plan resulting in an increase in Stockholders’ Investment of approximately $134,000.

The 2005 Equity Incentive Plan and 2005 Directors Compensation Plan adopted by our stockholders at our Annual Meeting on May 31, 2005, now give the Company and its directors the alternative of granting not only stock options, but also restricted stock, restricted stock units and stock appreciation rights. Vesting of awards, not in the form of stock options, may change the typical vesting behavior and timing of expense recognition than we have experienced historically. As of July 30, 2005, all awards granted were in the form of stock options.

6. Stock Split (Subsequent Event)

On August 18, 2005, our Board of Directors declared a three-for-two stock split of our common stock in the form of a 50% stock dividend, payable on or about September 27, 2005 to stockholders of record on September 9, 2005. As of July 30, 2005, this stock split would result in the issuance of approximately 11.9 million additional shares of common stock.

Pro forma earnings per share amounts on a post-split basis for the periods ended July 30, 2005 and July 31, 2005 would be as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
		(as restated)		(as restated)
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Earnings per share
Basic
As reported	$0.21	$0.12	$0.68	$0.47
Pro forma	$0.14	$0.08	$0.45	$0.31
Diluted
As reported	$0.21	$0.12	$0.67	$0.45
Pro forma	$0.14	$0.08	$0.45	$0.30

Pro forma amounts are unaudited and reflect the impact of the three-for-two stock split.

Information presented in the Consolidated Financial Statements and related notes have not been restated to reflect the three-for two stock split.

7. Stock Repurchase Plan

In August 2004, our Board of Directors authorized the repurchase of up to $30.0 million of our outstanding common stock. The repurchase authorization was increased by the Board in November 2004 to $40.0 million and again in August 2005 to $60.0 million. Stock repurchases may be made until August 18, 2006, and may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions at the discretion of our management. Under this new authorization, the Company has approximately $34.5 million available for stock repurchase as of July 30, 2005.

For the thirteen weeks ended July 30, 2005, we repurchased 174,900 shares at a cost of approximately $6.0 million bringing the total shares repurchased to 1,020,300 shares at a cost of approximately $25.5 million.

8. Accounting for the Impairment of Long-Lived Assets

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

9. Commitments and Contingencies

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

10. Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights pursuant to certain employee stock purchase plans, using a fair value based method and the recording of such expense in the consolidated statement of operations. In accordance with the Security and Exchange Commission April 2005 Amendment to Rule 4-01(a) of Regulation S-X, the accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. Accordingly, we will be required to adopt SFAS No. 123R in our fiscal year ending February 3, 2007. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 1 to the Unaudited Condensed Consolidated Financial Statements. We are currently reviewing the provisions of SFAS No. 123R and its potential impact on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” that requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This Interpretation is effective for fiscal years beginning after December 15, 2005. Accordingly, we are required to adopt FIN 47 in our fiscal year ended February 3, 2007. The adoption of this Statement is not expected to have a material impact on our consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the “Company” or “we” or “us” or “Hibbett”) operates sporting goods stores in small to mid-sized markets, predominantly in the Sunbelt, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of July 30, 2005, we operated a total of 508 retail stores composed of 487 Hibbett Sports stores, 17 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 22 states.

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

We historically have comparable store sales increases in the low to mid-single digit range, and we plan to increase total company-wide square footage by approximately 15% in fiscal 2006. We believe total sales percentage growth will be in the mid teens in fiscal 2006. Over the past four years, we have increased our product margin due to improved vendor discounts, increased efficiencies in logistics and favorable leveraging of our store occupancy costs. We expect gross profit to increase in fiscal 2006 attributable to an expected decrease in markdowns as a percent to sales and continued improvement of inventory turns.

Due to our increased sales, we have leveraged our store operating, selling and administrative expenses and have offset recent increases in certain expenses related to corporate governance. With our expected sales increase, we plan to leverage expenses in fiscal 2006. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, fund capital expenditures for both warehouse and technology upgrade projects and to repurchase our Company stock while maintaining an adequate cash position.

At the end of August 2005, we experienced the loss of operations of several of our stores to some degree due to Hurricane Katrina. As of the date of this report, we lost a total of three stores, of which one is expected to re-open within the next two months. In addition, seven stores are currently closed, of which six sustained minor damage and are expected to re-open shortly. In total, approximately 50 to 60 of our 508 stores were affected by Hurricane Katrina to varying degrees with sales interruptions related to power outages in Alabama, Louisiana and Mississippi. Our management is working diligently to assess the impact of these closings and interruptions on our business, but as of the date of this filing, it is too early to determine what effect Hurricane Katrina or its economic impact will have on our sales and earnings for the remainder of the year, as provided in the outlook stated above.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. We have been incorporated under the laws of the State of Delaware since October 6, 1996.

Restatement of Financial Statements

Our results of operations for the thirteen weeks ended July 31, 2004 and our statement of cash flows for that period, presented below, have been restated. For a further discussion of the restatement, see Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q and see our Annual Report on Form 10-K filed on April 14, 2005, as amended on Form 10-K/A filed on April 19, 2005.

Results of Operations

The following table sets forth consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
		(as restated)		(as restated)
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including
warehouse, distribution and store occupancy costs	68.5	70.5	66.9	68.4
Gross profit	31.5	29.5	33.1	31.6

Store operating, selling and
administrative expenses	21.1	20.9	19.2	19.3
Depreciation and amortization	2.7	3.0	2.4	2.7
Operating income	7.7	5.6	11.5	9.6

Interest income	0.3	0.1	0.3	0.1
Interest expense	--	--	--	--
Interest income, net	0.3	0.1	0.3	0.1

Income before provision for income taxes	8.0	5.7	11.8	9.7

Provision for income taxes	2.8	2.1	4.4	3.6
Net income	5.2%	3.6%	7.4%	6.1%

Thirteen Weeks Ended July 30, 2005 Compared to Thirteen Weeks Ended July 31, 2004 (as restated)

Net sales. Net sales increased $12.2 million, or 15.0%, to $94.0 million for the thirteen weeks ended July 30, 2005 from $81.8 million for the comparable period in the prior year. We attribute this increase to the following factors:

•

We opened sixty-seven Hibbett Sports stores and closed eight in the 52-week period ended July 30, 2005. New stores and stores not in the comparable store net sales calculation accounted for $9.9 million of the increase in net sales during the thirteen week period.

•	We experienced a 3.1% increase in comparable store net sales for the thirteen weeks ended July 30, 2005. Higher comparable store net sales contributed $2.3 million to the increase in net sales.

The increase in comparable store sales was driven by an increase in sales in all three of our product categories.

•

Apparel showed an overall increase in sales as compared to the same period in the prior year. Nike and UnderArmour technical fabrics were popular as well as ladies and urban apparel. Dickies and graphic tees also showed positive trends. The downward trend in licensed apparel was offset by positive gains in branded headwear and active and urban apparel.

•

Footwear was led by performance and technical footwear, particularly in the youth categories and cleats. Nike Shox, Nike Impax and Nike cleats led the category in performance footwear, while Asics and Mizuno led the category in technical footwear.

•

Equipment sales were led primarily by football, particularly in protective gear such as Shock Doctor mouthpieces and Nike and UnderArmour receiver gloves. We also experienced positive trends in our fitness category, especially in fitness accessories, AbLoungers and in boxing.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $29.6 million, or 31.5% of net sales, in the thirteen weeks ended July 30, 2005, compared with $24.2 million, or 29.5% of net sales, in the same period of the prior fiscal year. This year’s gross margin is primarily attributable to less markdowns and improved sell-through. Occupancy, as a percent to net sales, decreased by 24 basis points year over year to $9.7 million as a result of a decrease in common area maintenance and rent expenses. Warehouse costs increased slightly by 8 basis points, primarily due to an increase in data processing costs and freight and gas expenses, offset slightly by a decrease in salary and benefit expenses.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $19.8 million, or 21.1% of net sales, for the thirteen weeks ended July 30, 2005, compared to $17.2 million, or 20.9% of net sales, for the comparable period a year ago. We attribute this slight increase to the following factors:

•	Salaries and benefits increased as a percent of net sales by 44 basis points as we increased personnel to support our store growth and adjust our bonus accruals based on Company performance to-date.
•	Freight and shipping expenses increased by 11 basis points as a percent of net sales due to rising fuel costs.
•	Credit card fees increased as a percent of net sales by 8 basis points as a result of an increase in debit card use by our customers.

The increase in store operating, selling and administrative expenses was offset by a combined 22 basis point decrease in professional fees as the initial cost of Sarbanes-Oxley compliance and testing began to leverage against last year’s expense, an 8 basis point decrease in public company costs and a 7 basis point decrease in new store opening costs.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.7% in the thirteen weeks ended July 30, 2005, and 3.0% in the thirteen weeks ended July 31, 2004. The reduction in depreciation and amortization expense as a percentage of net sales is the result of the increase in sales.

Provision for income taxes. Provision for income taxes as a percentage of net sales was 2.8% in the thirteen weeks ended July 30, 2005, compared to 2.1% for the thirteen weeks ended July 31, 2004, due to an increase in pre-tax income. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 35.5% and 37.2% for the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively.

Twenty-Six Weeks Ended July 30, 2005 Compared to Twenty-Six Weeks Ended July 31, 2004 (as restated)

Net sales. Net sales increased $30.5 million, or 17.1%, to $208.8 million for the twenty-six weeks ended July 30, 2005 from $178.3 million for the comparable period in the prior year. We attribute this increase to the following factors:

•

We opened sixty-seven Hibbett Sports stores and closed eight in the 52-week period ended July 30, 2005. New stores and stores not in the comparable store net sales calculation accounted for $20.7 million of the increase in net sales.

•	We experienced a 6.0% increase in comparable store net sales for the twenty-six weeks ended July 30, 2005. Higher comparable store net sales contributed $9.8 million to the increase in net sales.

The increase in comparable store sales was driven by an increase in sales in footwear and equipment.

•	Apparel showed an overall decrease in sales as compared to the same period in the prior year. Ladies active wear, technical apparel, urban brands and branded headwear led apparel sales.
•	Footwear was led by performance footwear, particularly in the ladies and youth categories.
•	Equipment sales were led primarily by seasonally strong team sports as well as the appeal of certain exercise equipment.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $69.1 million, or 33.1% of net sales, in the twenty-six weeks ended July 30, 2005, compared with $56.4 million, or 31.6% of net sales, in the same period of the prior fiscal year. This year’s gross margin is primarily attributable to less markdowns and improved sell-through. Occupancy, as a percent to net sales, decreased by 15 basis points year over year to $19.5 million as a result of a decrease in common area maintenance, rent, utility and insurance expenses. Warehouse costs decreased slightly by 10 basis points, primarily due to a leveraging of salaries and benefits .

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $40.1 million, or 19.2% of net sales, for the twenty-six weeks ended July 30, 2005, compared to $34.3 million, or 19.3% of net sales, for the comparable period a year ago. We attribute this slight decrease in rate to the following factors:

•	Professional fees decreased as a percent of net sales by 14 basis points as the initial costs of Sarbanes-Oxley compliance and testing began to leverage against last year’s expense.
•	Salaries and benefits decreased as a percent of net sales by 12 basis points.

The overall decrease in store operating, selling and administrative expenses was offset by a 7 basis point increase in each of supply expenses, store closing costs and credit card fees.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.4% in the twenty-six weeks ended July 30, 2005, and 2.7% in the twenty-six weeks ended July 31, 2004. The reduction in depreciation and amortization expense as a percentage of net sales is the result of the increase in sales.

Provision for income taxes. Provision for income taxes as a percentage of net sales was 4.4% in the twenty-six weeks ended July 30, 2005, compared to 3.6% for the twenty-six weeks ended July 31, 2004, due to an increase in pre-tax income. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.9% and 37.3% for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.

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

Our Statements of Cash Flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
			(as restated)
	July 30, 2005		July 31, 2004

Net cash provided by operating activities		$857	$6,156

Cash flows provided by (used in) investing activities:
Purchase of short-term investments	$	(17,772)	$--
Capital expenditures		(6,879)	(5,313)
Proceeds from sales of property and equipment		27	32

Net cash (used in) investing activities	$	(24,624)	$ (5,281)

Cash flows provided by (used in) financing activities:
Proceeds from options exercised and
purchase of shares under the employee stock purchase plan		$2,958	$1,571
Cash used for stock repurchase		(6,405)	--

Net cash provided by (used in) financing activities	$	(3,447)	$1,571

Net income levels combined with fluctuations in inventory and accounts payable balances have historically driven net cash provided by operating activities. Inventory levels increased this period compared to the same twenty-six weeks last year, but continue to decrease on a per store basis. We financed this increase in total inventory primarily through cash generated from operations. Net cash provided by operating activities was $0.9 million for the twenty-six weeks ended July 30, 2005 compared with net cash provided by operating activities of $6.2 million for the twenty-six weeks ended July 31, 2004.

With respect to cash flows from investing activities, we purchased short-term investments of $17.8 million in the twenty-six weeks ended July 30, 2005 compared to no short-term investment purchases in the twenty-six weeks ended July 31, 2004. Capital expenditures were $6.9 million in the twenty-six weeks ended July 30, 2005 compared with $5.3 million for the same twenty-six weeks ended July 31, 2004. Capital expenditures were primarily related to the opening of thirty-one new stores (compared to 27 new stores in the same period in prior year), the refurbishing of existing stores and the purchasing of corporate assets, including automobiles, warehouse equipment and technology upgrades.

We estimate the total cash outlay for capital expenditures for fiscal 2006 will be approximately $15.0 million, which relates to the opening of 70 to 73 Hibbett Sports stores (exclusive of store closings) and the remodeling of selected existing stores and to improvements at our headquarters and distribution center.

Net cash used in financing activities was $3.4 million in the twenty-six weeks ended July 30, 2005 compared to net cash provided by financing activities of $1.6 million in the prior year period. The cash fluctuation as compared to the same period last fiscal year was primarily the result of the Company’s repurchase of our common stock. In the twenty-six weeks ended July 30, 2005, we expended $6.4 million on the repurchase of our common stock.

We have an unsecured revolving credit facility that allows borrowings up to $25.0 million and which will expire November 5, 2005. The credit facility is subject to renewal every two years. Under the provisions of this facility, we pay a commitment fee of $10,000 annually and can draw down funds when the balance of our main operating account falls below $100,000. We plan to renew this facility in November and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us. As of July 30, 2005 and July 31, 2004, we had no debt outstanding under this facility. The credit facility contains certain restrictive covenants common to such agreements. We were in compliance with respect to these covenants at July 30, 2005.

Based on our current operating and store opening plans, management believes we can adequately fund our cash needs for the foreseeable future through cash generated from operations.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of July 30, 2005. All purchase obligations are cancelable and therefore not considered contractual obligations.

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

A Warning About Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “target” or “estimate.” For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales increases, net sales growth and earnings growth;
•	our growth, including our plans to add, expand or relocate stores and square footage growth;
•	unusual weather or natural disasters that may impact sales and or operations;
•	the possible effect of recent accounting pronouncements;
•	the possible effect of pending legal and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our ability and plans to renew our revolving credit facility;
•	our gross profit margin and earnings and our ability to leverage store operating, selling and administrative expenses and offset other operating expenses;
•	our seasonal sales patterns;
•	our ability to renew or replace store leases satisfactorily;
•

our estimates and assumptions as they relate to reserves, inventory valuations, carrying amount of financial instruments and fair value of options, grants and other stock-based compensation as well as our estimates of economic and useful lives of depreciable assets and leases;

•	our expectations regarding our merchandise markdowns and inventory turns;
•	our target market presence and its expected impact on our sales growth.

You should assume that the information appearing in this report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described herein and from time to time in our other documents and reports, including the factors described under “Risk Factors,” “Business” and “Properties” in our Form 10-K dated April 14, 2005.

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

At July 30, 2005, we had no borrowings outstanding under this agreement. At no time during the thirteen weeks or the twenty-six weeks ended July 30, 2005 or July 31, 2004, did we incur any borrowings against our credit facility nor incur any interest expense. A 2% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

ITEM 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 30, 2005, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

We have not identified any change in our internal control over financial reporting that occurred during the period ended July 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the thirteen week period ended July 30, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs (2)
Quarter Ended April 30, 2005	861,400	$22.68	861,400	$20,466,000

May 1, 2005 to May 28, 2005	--	--	--	20,466,000
May 29, 2005 to July 2, 2005	76,500	38.07	76,500	17,553,000
July 3, 2005 to July 30, 2005	82,400	37.25	82,400	14,484,000
Quarter Ended July 30, 2005	158,900	37.64	158,900

TOTAL	1,020,300	$25.01	1,020,300	$14,484,000

(1)

In August 2004, the Board of Directors authorized a plan to repurchase up to $30.0 million of our common stock. In November 2004, the Board of Directors increased the maximum authorization to $40.0 million of which $25.5 million had been expended through July 30, 2005. Stock repurchases under this plan may be made until August 19, 2005.

(2)

In August 2005, the Board of Directors increased the maximum authorization under such plan to $60.0 million and extended the repurchase date through August 2006. Under this new authorization, the Company has approximately $34.5 million available for stock repurchase as of July 30, 2005.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Shareholders held on May 31, 2005, the stockholders elected the following nominees to the Board of Directors to serve a three-year term. Votes cast were as follows:

Clyde B. Anderson		Ralph T. Parks
For:	19,192,413	For:	20,113,524
Withheld:	2,423,176	Withheld:	1,502,065

The stockholders voted for the adoption of the 2005 Employee Stock Purchase Plan. Votes cast were as follows:

For:	19,311,668
Against:	151,619
Abstention:	144,550
Broker Non-Votes:	2,007,752
Total Votes Cast:	21,615,589

The stockholders voted for the adoption of the 2005 Director Deferred Compensation Plan. Votes cast were as follows:

For:	19,247,206
Against:	296,424
Abstention:	64,206
Broker Non-Votes:	2,007,753
Total Votes Cast:	21,615,589

The stockholders voted for the adoption of the 2005 Equity Incentive Plan. Votes cast were as follows:

For:	18,112,890
Against:	1,359,122
Abstention:	135,824
Broker Non-Votes:	2,007,753
Total Votes Cast:	21,615,589

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit No.

10.1

Adoption by stockholders of the 2005 Employee Stock Purchase Plan, the 2005 Director Deferred Compensation Plan and the 2005 Equity Incentive Plan, dated as of May 31, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2005.

10.2

Hiring and appointment of Brian N. Priddy as President of the Company and award of stock options and restricted stock units, dated as of July 6, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2005.

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

HIBBETT SPORTING GOODS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Vice President & Chief Financial Officer
Date: September 8, 2005		(Principal Financial and Accounting Officer)

Exhibit Index

10.1

Adoption by stockholders of the 2005 Employee Stock Purchase Plan, the 2005 Director Deferred Compensation Plan and the 2005 Equity Incentive Plan, dated as of May 31, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2005.

10.2

Hiring and appointment of Brian N. Priddy as President of the Company and award of stock options and restricted stock units, dated as of July 6, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, Michael J. Newsome, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Hibbett Sporting Goods, Inc. and Subsidiaries.

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

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

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

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Michael J. Newsome
Michael J. Newsome
Chief Executive Officer and Chairman
Date: September 8, 2005	of the Board (Principal Executive Officer)

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Gary A. Smith, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Hibbett Sporting Goods, Inc. and Subsidiaries.

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

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Gary A. Smith
Gary A. Smith
Vice President and Chief Financial Officer
Date: September 8, 2005	(Principal Financial Officer)

Exhibit 32.1

Section 1350 Certification of Chief Executive Officer

In connection with the Quarterly Report on Form 10-Q of Hibbett Sporting Goods, Inc. and Subsidiaries (the “Company”) for the period ended July 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officer certifies, to the best knowledge and belief of such officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Quarterly Report on Form 10-Q of the Company for the period ended July 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934 as amended; and

(ii)	the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.

/s/ Michael J. Newsome
Michael J. Newsome
Chief Executive Officer and Chairman
Date: September 8, 2005	of the Board (Principal Executive Officer)

Exhibit 32.2

Section 1350 Certification of Chief Financial Officer

In connection with the Quarterly Report on Form 10-Q of Hibbett Sporting Goods, Inc. and Subsidiaries (the “Company”) for the period ended July 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officer certifies, to the best knowledge and belief of such officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Quarterly Report on Form 10-Q of the Company for the period ended July 30, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.

/s/ Gary A. Smith
Gary A. Smith
Vice President and Chief Financial Officer
Date: September 8, 2005	(Principal Financial Officer)