Form 10-Q
period 2005-10-29
HIBBETT SPORTING GOODS INC
filed 2005-12-07
CIK 1017480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	October 29, 2005

or

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________________________ to __________________________

COMMISSION FILE NUMBER:        000-20969

HIBBETT SPORTING GOODS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	63-1074067 (I.R.S. Employer Identification No.)

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

Shares of common stock, par value $.01 per share, outstanding as of December 6, 2005, were 35,714,995 shares.

HIBBETT SPORTING GOODS, INC.

INDEX
		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Unaudited Condensed Consolidated Balance Sheets at October 29, 2005 and January 29, 2005	1

	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 29, 2005 and October 30, 2004, as restated	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 29, 2005 and October 30, 2004, as restated	3

	Unaudited Condensed Consolidated Statement of Stockholders’ Investment for the Thirty-Nine Weeks Ended October 29, 2005	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4.	Controls and Procedures.	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities ..	19

Item 4.	Submission of Matters to a Vote of Security Holders.	19

Item 5.	Other Information.	19

Item 6.	Exhibits.	20

	Signature	21

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	October 29,	January 29,
	2005	2005
ASSETS
Current Assets:
Cash and cash equivalents	$16,992	$58,342
Short-term investments	17,678	--
Accounts receivable, net	4,948	4,857
Inventories	112,375	103,009
Prepaid expenses and other	2,289	996
Deferred income taxes	903	149
Total current assets	155,185	167,353

Property and Equipment:
Land and building	245	245
Equipment	28,758	26,261
Furniture and fixtures	16,332	15,017
Leasehold improvements	43,298	37,869
Construction in progress	960	456
	89,593	79,848
Less accumulated depreciation and amortization	53,612	46,935
Total property and equipment	35,981	32,913

Non-current Assets:
Deferred income taxes	2,023	1,684
Other, net	143	155
Total non-current assets	2,166	1,839
Total Assets	$193,332	$202,105

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$45,904	$50,188
Accrued income taxes	--	2,763
Accrued expenses:
Payroll-related	5,406	4,528
Deferred rent	3,226	2,625
Other	2,162	1,237
Total current liabilities	56,698	61,341

Non-current Liabilities:
Deferred rent	13,312	10,725
Total non-current liabilities	13,312	10,725

Stockholders’ Investment:
Preferred Stock, $.01 par value, 1,000,000 shares authorized,
no shares outstanding	--	--
Common Stock, $.01 par value, 50,000,000 shares authorized,
35,706,566 and 35,232,998 shares issued at October 29,
2005 and January 29, 2005, respectively	357	352
Paid-in capital	74,688	68,798
Retained earnings	103,729	80,000
Treasury stock at cost, 2,819,400 and 1,268,100 shares at October
29, 2005 and January 29, 2005, respectively	(55,452)	(19,111)
Total stockholders’ investment	123,322	130,039
Total Liabilities and Stockholders’ Investment	$193,332	$202,105

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		(as restated)		(as restated)
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Net sales	$110,594	$92,140	$319,442	$270,453

Cost of goods sold, including
distribution center and store occupancy costs	73,485	61,241	213,212	183,140
Gross profit	37,109	30,899	106,230	87,313

Store operating, selling and
administrative expenses	21,876	18,807	62,003	53,129
Depreciation and amortization	2,570	2,500	7,518	7,375
Operating income	12,663	9,592	36,709	26,809

Interest income	289	156	920	332
Interest expense	(8)	(9)	(24)	(23)
Interest income, net	281	147	896	309
Income before provision for income taxes	12,944	9,739	37,605	27,118

Provision for income taxes	4,776	3,627	13,876	10,101
Net income	$8,168	$6,112	$23,729	$17,017

Net income per common share:
Basic	$0.24	$0.17	$0.70	$0.49
Diluted	$0.24	$0.17	$0.68	$0.47

Weighted average shares outstanding:
Basic	33,441,139	34,990,809	33,870,244	35,041,955
Diluted	34,102,074	35,711,346	34,664,631	35,911,548

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands, Except Share Information)

	Thirty-Nine Weeks Ended
		(as restated)
	October 29,	October 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$23,729	$17,017
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,518	7,375
Deferred income taxes	(1,093)	(240)
Loss on disposal of assets	187	329
Asset disposals related to casualty loss	191	--
Change in operating assets and liabilities	(10,004)	(7,452)
Net cash provided by operating activities	20,528	17,029

Cash Flows From Investing Activities:
Purchases of short-term investments, net	(17,678)	--
Capital expenditures	(10,989)	(8,928)
Insurance proceeds on impairment of assets	36	--
Proceeds from sale of property and equipment	33	36
Net cash used in investing activities	(28,598)	(8,892)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(36,341)	(7,211)
Proceeds from options exercised and sale of shares
under employee stock purchase plan	3,061	1,653
Net cash used in financing activities:	(33,280)	(5,558)

Net (decrease) increase in cash and cash equivalents	(41,350)	2,579

Cash and cash equivalents, beginning of period	58,342	41,963

Cash and cash equivalents, end of period	$16,992	$44,542

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$24	$23
Income taxes, net of refunds	$15,680	$8,969

Supplemental Schedule of Non-Cash Financing Activities:
Number of shares awarded to satisfy deferred board compensation	326	--

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Investment

(Dollars in Thousands, Except Share Information)

	Common Stock				Treasury Stock
	Number of		Paid-In	Retained	Number of
	Shares	Amount	Capital	Earnings	Shares	Amount
Balance – January 29, 2005	35,232,998	$352	$68,798	$80,000	1,268,100	$(19,111)

Net income				23,729

Issuance of shares from the employee stock purchase plan, settlement of fractional shares as a result of stock split, and the exercise of stock options, including a tax benefit of $2,835, net	473,568	5	5,890

Purchases of shares under the
stock repurchase program					1,551,300	(36,341)

Balance – October 29, 2005	35,706,566	$357	$74,688	$103,729	2,819,400	$(55,452)

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the “Company” or “we” or “us” or “Hibbett”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2005. In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of October 29, 2005 and January 29, 2005 and the results of our operations and cash flows for the periods presented.

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

Use of Estimates in the Preparation of Condensed Consolidated Financial Statements.

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

Vendor Arrangements.

We enter into arrangements with some of our vendors that entitle us to a partial refund of the cost of merchandise purchased during the year or payments for reimbursement of certain costs we incur to advertise or otherwise promote their product. The volume based rebates, supported by a vendor agreement, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year. This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity.

Cash and Cash Equivalents.

We consider all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Short-term Investments.

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”   We determine the appropriate classification at the time of purchase. At October 29, 2005, we held approximately $17.7 million of investments in marketable securities, which primarily consisted of auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we believe there is a ready liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our marketable securities. All income generated from these marketable securities is recorded as interest income.

Trade and Other Accounts Receivable.

Trade accounts receivable at October 29, 2005 consists primarily of amounts due to us from sales to educational institutions and youth associations related to our Team Sales Division. We do not require collateral and maintain allowances for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at October 29, 2005 and January 29, 2005 was $79,000 and $59,000, respectively.

Other accounts receivable consists primarily of tenant allowances due from landlords.

Inventories.

Inventories are valued at the lower of cost or market using the retail inventory method of accounting, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented approximately 45.0% and 39.6% of our total purchases for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively. For the thirty-nine weeks ended October 29, 2005 and October 30, 2004, Nike, our largest vendor, represented approximately 43.1% and 39.3% of our total purchases, respectively.

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

Construction in progress is comprised of property and equipment related to unopened stores and costs associated with technology upgrades at period end.

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from property and equipment and the related gain or loss is credited or charged to income.

In March 1998, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 98-1,  Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. Our treatment of such costs is consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software. For the thirteen and thirty-nine weeks ended October 29, 2005, we capitalized approximately $6,500 under SOP 98-1 associated with the implementation of our new merchandising software. For the thirteen and thirty-nine weeks ended October 30, 2004, there were no costs capitalized under SOP 98-1.

Self-Insurance.

We are self-insured for a significant portion of our health insurance. Liabilities associated with the risks that are retained by us are estimated, in part, by considering our prior 12 month claims. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions. To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $90,000 per covered person per year.

As of October 29, 2005 and January 29, 2005, the accrual for these liabilities was $330,000 and $367,000, respectively, and was included in accrued expenses in the condensed consolidated balance sheets.

Deferred Rent from Landlords.

Deferred rent from landlords consists of step rent and allowances from landlords related to our leased properties. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by us over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line rent expense. Landlord allowances are generally comprised of amounts received and/or promised to us by landlords in the form of leasehold improvements. These allowances are part of the negotiated terms of the lease. We record a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease and the receivable is reduced as amounts are received from the landlord. The liability for the deferred rent, including the current portion, was approximately, $16.5 million and $13.4 million at October 29, 2005 and January 29, 2005, respectively.

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

Sales Returns, net.

Net sales returns were approximately $2.9 and $2.5 million for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively.

Net sales returns were approximately $8.1 and $6.9 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively. As of October 29, 2005 and January 29, 2005 the accrued liability for sales returns was $113,000 and $83,000, respectively, and was included in accrued expenses in the condensed consolidated balance sheets.

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

Advertising.

We expense advertising costs when incurred. We participate in various advertising and marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as advertisements are run.

The following table presents the components of our advertising expense:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Gross advertising costs	$710,432	$861,590	$3,211,950	$2,947,510

Advertising reimbursements	(456,056)	(499,083)	(2,418,875)	(2,154,096)

Net advertising costs	$254,376	$362,507	$793,075	$793,414

Stock-Based Compensation.

We disclose stock-based compensation information in accordance with the Financial Accounting Standards Board’s (“FASB”) SFAS No.148, “Accounting for Stock-Based Compensation.”   SFAS No. 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.”   We have elected to continue to account for our stock-based plans under APB No. 25, as well as to provide disclosure of stock-based compensation as outlined in SFAS No. 123, as amended by SFAS No. 148. No compensation expense has been recognized related to our stock-based plans. SFAS No. 123 requires disclosure of pro forma net income, earnings per share (“EPS”) and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS No. 123 had been adopted. All pro forma disclosures include the effects of all options and restricted stock units granted by us.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,”  a revision of SFAS No. 123. As a result, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in our fiscal year ending February 3, 2007. See Note 10, “Recent Accounting Pronouncements.”

At October 29, 2005, we had four active stock-based plans: the 2005 Equity Incentive Plan, the 2005 Employee Stock Purchase Plan, the 2005 Director Deferred Compensation Plan and the Stock Plan for Outside Directors.

During the thirteen weeks ended October 29, 2005, we awarded restricted stock grants of 24,000 shares to key employees. The respective shares will vest in five years and are contingent upon continued employment of the respective recipient. Stock-based compensation expense includes these restricted stock grants over their respective vesting period.

We use the Black-Scholes option pricing model to estimate the fair value at the date of grant of stock options granted under our stock option plans and stock purchase rights associated with the Employee Stock Purchase Plan. A summary of the assumptions used for stock option grants and stock purchase right grants follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Stock-based plans:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility (1)	45.2% to 52.5%	52.4%	45.2% to 52.5%	52.1% to 54.5%
Risk free interest rate (2)	4.1% to 4.2%	3.6%	3.8% to 4.2%	3.0% to 3.9%
Expected lives	7 years	7 years	7 years	7 years

Employee Stock Purchase Plan:
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility (1)	52.5%	52.3%	46.8% to 52.5%	51.3% to 53.2%
Risk free interest rate (2)	4.2%	3.4%	3.7% to 4.2%	2.9% to 3.8%
Expected lives	3 months	3 months	3 months	3 months

(1)	Volatility is estimated as of date of grant or purchase date and is calculated based on 4 years of data as we believe that period of time captures the relative volatility of our stock.
(2)	Risk free interest rate is based on the U.S. Treasury rate with maturities approximating the expected lives of the options. The rate is determined as of the date of grant or purchase date.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		(as restated)		(as restated)
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Net income, as reported	$8,168	$6,112	$23,729	$17,017

Add: Stock-based employee
compensation expense, included in the determination of net income, net of tax	--	--	--	--

Deduct: Stock-based employee
compensation expense, determined under the fair value based method for all awards, net of tax	(53)	(329)	(587)	(959)

Net income, pro forma	$8,115	$5,783	$23,142	$16,058

Basic earnings per share, as reported	$0.24	$0.17	$0.70	$0.49
Basic earnings per share, pro forma	$0.24	$0.17	$0.68	$0.46

Diluted earnings per share, as reported	$0.24	$0.17	$0.68	$0.47
Diluted earnings per share, pro forma	$0.24	$0.17	$0.67	$0.46

The effects on pro forma net income and pro forma EPS of the estimated stock-based compensation, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes options pricing model for October 29, 2005 and October 30, 2004 are not necessarily representative of the effects of our results of operations in the future. In addition, the compensation expense estimates utilize an option pricing model developed for traded options with relatively short lives. Our stock option grants typically have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Beginning in fiscal year ending February 3, 2007, we will include the expense associated with share-based payments in our condensed consolidated statements of operations.

Fair Value of Financial Instruments.

In preparing disclosures about the fair value of financial instruments, we believe that the carrying amount approximates fair value for cash and cash equivalents, short-term investments, receivables and accounts payable, because of the short maturities of those instruments.

2. Restatement of Previously Issued Condensed Consolidated Financial Statements

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

We evaluated the materiality of these corrections on our financial statements and concluded that the incremental impact of these corrections was not material to any quarterly or annual period; however, the cumulative effect of these corrections were material to the fourth quarter of fiscal 2005. As a result, we recorded the cumulative effect as of the beginning of fiscal year 2003 and restated our previously issued condensed consolidated financial statements for fiscal years ended January 31, 2004 and February 1, 2003 to recognize the impact of including the build-out period in our straight-line rent expense, recording depreciation on leasehold improvements over the shorter of their estimated useful lives or the initial, non-cancelable lease term and to classify landlord allowances for normal tenant improvements as deferred rent and amortize them over the lease term as a reduction to rent expense rather than depreciation.

The restatement did not impact our previously reported net increase in cash and cash equivalents, revenues or compliance with revolving line of credit covenants. For a complete description of the effects of the restatement, see our Annual Report on Form 10-K filed on April 14, 2005 and Form 10-K/A filed on April 19, 2005 at www.sec.gov or at www.hibbett.com under “Investor Relations.”

3. Properties

We currently lease all of our existing 526 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. We believe that our lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training qualified management personnel.

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

We operate our 526 stores in 22 contiguous states. Of these stores, 205 are located in malls and 321 are located in strip-shopping centers which are generally the center of commerce and which are usually anchored by a Wal-Mart store.

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

A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

Weighted average shares outstanding:
Basic	33,441,139	34,990,809	33,870,244	35,041,955
Diluted effect of stock options	660,935	720,537	794,387	869,593

Diluted	34,102,074	35,711,346	34,664,631	35,911,548

For the thirteen weeks ended October 29, 2005, there were 609 shares excluded from the computation as anti-dilutive. For the thirteen weeks ended October 30, 2004, there were 67,142 shares excluded from the computation as anti-dilutive.

5. Stockholders’ Investment

We offer participation in stock-based equity incentive plans to our directors and certain employees. Director awards vest immediately upon grant while other awards typically vest and become exercisable in incremental installments over a period of five years after the date of grant and expire on the tenth anniversary of the date of grant. For the thirteen weeks ended October 29, 2005, 382 shares were issued upon exercise of options, resulting in an increase in Stockholders’ Investment of approximately $5,000 which includes an increase in Paid-in capital of approximately $2,000 attributable to the tax benefit received from the exercise of these options. For the same period, 326 shares of common stock were awarded and deferred under the 2005 Directors Deferred Compensation Plan resulting in an increase in Stockholders’ Investment of approximately $7,000. For the thirteen weeks ended October 29, 2005, 4,924 shares were purchased under the Employee Stock Purchase Plan resulting in an increase in Stockholders’ Investment of approximately $93,000.

For the thirty-nine weeks ended October 29, 2005, 460,878 shares were issued upon exercise of options, resulting in an increase in Stockholders’ Investment of approximately $5,669,000 which includes an increase in Paid-in capital of approximately $2,835,000 attributable to the tax benefit received from the exercise of these options. For the thirty-nine weeks ended October 29, 2005, 13,221 shares were purchased under the Employee Stock Purchase Plan resulting in an increase in Stockholders’ Investment of approximately $227,000.

The 2005 Equity Incentive Plan and 2005 Directors Compensation Plan gives the Company and its directors the alternative of granting not only stock options, but also restricted stock, restricted stock units and stock appreciation rights. Vesting of awards, not in the form of stock options, may change the vesting behavior and timing of expense recognition we have experienced historically. As of October 29, 2005, all awards granted were in the form of stock options with the exception of 24,000 restricted stock units issued under the 2005 Equity Incentive Plan and 326 shares of common stock deferred under the 2005 Directors Compensation Plan.

6. Stock Split

On August 18, 2005, our Board of Directors declared a three-for-two stock split of our common stock in the form of a 50% stock dividend, payable on or about September 27, 2005 to stockholders of record on September 9, 2005. All share and per share data presented in this document reflect the effects of this split.

7. Stock Repurchase Plan

In August 2004, our Board of Directors authorized the repurchase of up to $30.0 million of our outstanding common stock. The repurchase authorization was increased by the Board in November 2004 to $40.0 million and again in August 2005 to $60.0 million. Stock repurchases may be made until August 18, 2006, and may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions at the discretion of our management. Under this new authorization, the Company has approximately $4.5 million available for stock repurchase as of October 29, 2005.

Subsequent to the third quarter of fiscal 2006, in November 2005, our Board of Directors increased its authorization to repurchase our common stock by an additional $40.0 million to $100.0 million. After considering past stock repurchases, approximately $44.5 million of the total authorization remained for future stock repurchases at October 29, 2005.

For the thirteen weeks ended October 29, 2005, we repurchased 1,288,950 shares at a cost of approximately $29.9 million bringing the total shares repurchased to 2,819,400 shares at a cost of approximately $55.5 million.

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

Our leases typically provide for terms of five to ten years with options on the part of Hibbett to extend. Most leases also contain a three-year early termination option by either party if certain predetermined annual sales levels are not met and a kickout clause if co-tenancy provisions are violated. Should the lease be terminated under these provisions, in some cases, a portion of the landlord allowances related to that property would be payable to the landlord.

We also lease certain computer hardware, office equipment and transportation equipment under non-cancelable operating leases having initial or remaining terms of more than one year.

Additionally, in February 1996, we entered into a sale-leaseback transaction to finance our distribution center and office facilities. In December 1999, the related operating lease was amended to include the fiscal 2000 expansion of these facilities. This lease will expire in December 2014.

Legal Proceedings and Other Contingencies.

In October 2005, three former employees filed a lawsuit in Mississippi federal court alleging they are owed back wages for overtime because they were improperly classified as exempt salaried employees. They also allege other wage and hour violations. The suit asks the court to certify the case as a collective action under the Fair Labor Standards Act on behalf of all similarly situated employees. We dispute the allegations of wrongdoing in this complaint and will vigorously defend ourselves in this matter.

We are also party to other legal proceedings incidental to our business. We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

10. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.”  SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,”  to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on our condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,”  a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R requires the measurement of all stock-based payments to employees, including grants of employee stock options and stock purchase rights pursuant to certain employee stock purchase plans, using a fair value based method and the recording of such expense in the condensed consolidated statement of operations. In accordance with the Security and Exchange Commission April 2005 Amendment to Rule 4-01(a) of Regulation S-X, the accounting provisions of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. Accordingly, we will be required to adopt SFAS No. 123R in our fiscal year ending February 3, 2007. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. See “Stock-Based Compensation”  in Note 1 to the Unaudited Condensed Consolidated Financial Statements. We are currently reviewing the provisions of SFAS No. 123R and its potential impact on our condensed consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,”  that requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This Interpretation is effective for fiscal years beginning after December 15, 2005. Accordingly, we are required to adopt FIN 47 in our fiscal year ended February 3, 2007. The adoption of this Statement is not expected to have a material impact on our condensed consolidated financial statements.

On October 6, 2005, the FASB issued FASB Staff Position No. FAS 13-1 (“FSP FAS 13-1”), “Accounting for Rental Costs Incurred During a Construction Period”. This guidance requires rental costs during the construction period to be recognized as rental expense as opposed to being capitalized. FSP FAS 13-1 is effective for the first reporting period after December 15, 2005. Our current lease accounting practices comply with this guidance, and adoption of this FSP is not expected to have a material impact on our condensed consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the “Company” or “we” or “us” or “Hibbett”) operates sporting goods stores in small to mid-sized markets, predominantly in the Sunbelt, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of October 29, 2005, we operated a total of 526 retail stores composed of 505 Hibbett Sports stores, 17 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 22 states.

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

We historically have comparable store sales increases in the low to mid-single digit range, and we plan to increase total company-wide square footage by approximately 15% in fiscal 2006. We believe total sales percentage growth will be in the mid to high teens in fiscal 2006. Over the past four years, we have increased our product margin due to improved vendor partnerships, increased efficiencies in logistics and favorable leveraging of our store occupancy costs. We expect gross profit to increase in fiscal 2006 attributable to an expected decrease in markdowns as a percent to sales and continued improvement of inventory turns.

Due to our increased sales, we have leveraged our store operating, selling and administrative expenses. With our expected sales increase, we plan to continue leveraging expenses for the remainder of fiscal 2006. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, fund capital expenditures for both the distribution center and technology upgrade projects and to repurchase our Company stock while maintaining an adequate cash position.

At the end of August 2005, we experienced the loss of operations of several of our stores to some degree due to Hurricane Katrina. In total, approximately 50 to 60 of our stores were affected by Hurricane Katrina to varying degrees with sales interruptions related to power outages in Alabama, Louisiana and Mississippi. One store was closed permanently in Mississippi. Although expenses were somewhat impacted by the effects of Hurricane Katrina, our overall impact for the quarter was favorable with an estimated 2.0% to 3.0% increase in total comparable store sales.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. We have been incorporated under the laws of the State of Delaware since October 6, 1996.

Restatement of Financial Statements

Our results of operations for the thirteen and thirty-nine weeks ended October 30, 2004 and our statement of cash flows for that period, presented below, have been restated. For a further discussion of the restatement, see Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q and see our Annual Report on Form 10-K filed on April 14, 2005, as amended on Form 10-K/A filed on April 19, 2005.

Results of Operations

The following table sets forth condensed consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		(as restated)		(as restated)
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including distribution
center and store occupancy costs	66.5	66.6	66.8	67.8
Gross profit	33.5	33.4	33.2	32.2

Store operating, selling and
administrative expenses	19.8	20.4	19.4	19.6
Depreciation and amortization	2.3	2.7	2.4	2.7
Operating income	11.4	10.3	11.4	9.9

Interest income	0.3	0.2	0.3	0.1
Interest expense	--	--	--	--
Interest income, net	0.3	0.2	0.3	0.1

Income before provision for income taxes	11.7	10.5	11.7	10.0

Provision for income taxes	4.3	3.9	4.3	3.7
Net income	7.4%	6.6%	7.4%	6.3%

Thirteen Weeks Ended October 29, 2005 Compared to Thirteen Weeks Ended October 30, 2004 (as restated)

Net sales.  Net sales increased $18.5 million, or 20.0%, to $110.6 million for the thirteen weeks ended October 29, 2005 from $92.1 million for the comparable period in the prior year. We attribute this increase to the following factors:

•

We opened sixty-five Hibbett Sports stores and closed seven in the 52-week period ended October 29, 2005. New stores and stores not in the comparable store net sales calculation accounted for $11.2 million of the increase in net sales during the thirteen week period.

•	We experienced an 8.4% increase in comparable store net sales for the thirteen weeks ended October 29, 2005. Higher comparable store net sales contributed $7.3 million to the increase in net sales.

The increase in comparable store sales was driven by an increase in sales in all three of our product categories.

•

Footwear was led by performance and technical footwear in men’s, women’s, kids and cleats. Top performers included Nike Shox, Nike Impax, K-Swiss, Fila and Asics and Mizuno technical footwear. Cleats from Nike, Reebok and Adidas also performed well.

•

Apparel showed an overall increase in sales as compared to the same period in the prior year. Nike, UnderArmour, Adidas and urban brands led the apparel categories in activewear. The downward trend in licensed apparel continued, primarily in the NBA product category. However, ladies college apparel showed positive gains, as did Pro NFL apparel.

•

Equipment experienced an increase in sales despite a slight decrease in our fitness category and were led primarily by team sports, particularly in protective gear by Shock Doctor and McDavid Sports Medicine.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $37.1 million, or 33.5% of net sales, in the thirteen weeks ended October 29, 2005, compared with $30.9 million, or 33.4% of net sales, in the same period of the prior fiscal year. This year’s gross margin rate increase is primarily attributable to lower occupancy and distribution center costs as a percent to net sales. Product margin decreased as a percent to net sales due to an acceleration in the liquidation pace and a change in mix as footwear comps outpaced the other categories.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $21.9 million, or 19.8% of net sales, for the thirteen weeks ended October 29, 2005, compared to $18.8 million, or 20.4% of net sales, for the comparable period a year ago. We attribute this decrease in rate to the following factors:

•	An increase in the bonus accrual and corporate payroll was offset by the leveraging of retail salaries and benefits by a net of 52 basis points as a percent of net sales.
•	Net advertising expenses decreased by 14 basis points as a percent of net sales due to a shift in media mix.
•	New store costs and loss on disposal of assets both decreased by 11 basis points as a percent of net sales.
•

Other decreases in expenses included a decrease in professional fees as the initial cost of Sarbanes-Oxley compliance and testing began to leverage against last year’s expense and in inventory counting expenses.

•	Store freight and shipping expenses increased by 11 basis points as a percent of net sales due to rising fuel costs and a shortage of drivers.
•	Credit card fees increased as a percent of net sales by 8 basis points as a result of an increase in debit card use by our customers.

The decrease in store operating, selling and administrative expenses was offset by increases in casualty loss expense and donations to the Hurricane Katrina relief effort, as well as legal fees, store training costs and relocation expenses.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.3% in the thirteen weeks ended October 29, 2005, and 2.7% in the thirteen weeks ended October 30, 2004. The reduction in depreciation and amortization expense as a percentage of net sales is attributable to the increase in sales.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 4.3% in the thirteen weeks ended October 29, 2005, compared to 3.9% for the thirteen weeks ended October 30, 2004, due to an increase in pre-tax income. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.9% and 37.2% for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively.

Thirty-Nine Weeks Ended October 29, 2005 Compared to Thirty-Nine Weeks Ended October 30, 2004 (as restated)

Net sales.  Net sales increased $49.0 million, or 18.1%, to $319.4 million for the thirty-nine weeks ended October 29, 2005 from $270.5 million for the comparable period in the prior year. We attribute this increase to the following factors:

•

We opened sixty-five Hibbett Sports stores and closed seven in the 52-week period ended October 29, 2005. New stores and stores not in the comparable store net sales calculation accounted for $32.8 million of the increase in net sales.

•	We experienced a 6.7% increase in comparable store net sales for the thirty-nine weeks ended October 29, 2005. Higher comparable store net sales contributed $16.2 million to the increase in net sales.

The increase in comparable store sales was driven by an increase in sales in footwear and team equipment.

•	Footwear was led by performance footwear, particularly in the ladies and youth categories.
•	Apparel showed a slight increase in sales as compared to the same period in the prior year. Ladies activewear, technical apparel, urban brands and pro branded headwear led apparel sales.
•	Equipment sales were led primarily by seasonally strong team sports.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $106.2 million, or 33.2% of net sales, in the thirty-nine weeks ended October 29, 2005, compared with $87.3 million, or 32.2% of net sales, in the same period of the prior fiscal year. This year’s gross margin is primarily attributable to less markdowns and improved sell-through. Occupancy, as a percent to net sales, decreased by 18 basis points year over year as a result of leveraging common area maintenance costs and rent expenses. Distribution center costs decreased by 10 basis points, primarily due to a leveraging of salaries and benefits .

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $62.0 million, or 19.4% of net sales, for the thirty-nine weeks ended October 29, 2005, compared to $53.1 million, or 19.6% of net sales, for the comparable period a year ago. We attribute this decrease in rate to the following factors:

•	Professional fees decreased as a percent of net sales by 11 basis points as the initial costs of Sarbanes-Oxley compliance and testing began to leverage against last year’s expense.
•	Salaries and benefits decreased as a percent of net sales by 26 basis points.

The overall decrease in store operating, selling and administrative expenses was offset by a 6 basis point increase in both store freight expenses and credit card fees.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.4% in the thirty-nine weeks ended October 29, 2005, and 2.7% in the thirty-nine weeks ended October 30, 2004. The reduction in depreciation and amortization expense as a percentage of net sales is attributable to the increase in sales.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 4.3% in the thirty-nine weeks ended October 29, 2005, compared to 3.7% for the thirty-nine weeks ended October 30, 2004, due to an increase in pre-tax income. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.9% and 37.2% for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.

Liquidity and Capital Resources

As described in our notes to unaudited condensed consolidated financial statements, we restated previously issued condensed consolidated financial statements for the fiscal years ended January 31, 2004 and February 1, 2003 and corresponding interim periods, as well as interim periods in fiscal year ended January 29, 2005, to correct our accounting for leases, related leasehold improvements and construction allowances. While this restatement changed several cash flow components, cash and cash equivalents were not impacted for any fiscal year or interim period.

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

Our Statements of Cash Flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
			(as restated)
	October 29, 2005		October 30, 2004

Net cash provided by operating activities		$20,528		$17,029

Cash flows provided by (used in) investing activities:
Purchases of short-term investments, net	$	(17,678)		$--
Capital expenditures		(10,989)		(8,928)
Insurance proceeds on impairment of assets		36		--
Proceeds from sales of property and equipment		33		36

Net cash used in investing activities	$	(28,598)	$	(8,892)

Cash flows provided by (used in) financing activities:
Proceeds from options exercised and sale of shares
under the employee stock purchase plan		$3,061		$1,653
Cash used for stock repurchases		(36,341)		(7,211)

Net cash used in financing activities	$	(33,280)	$	(5,558)

Net income levels combined with fluctuations in inventory and accounts payable balances have historically driven net cash provided by operating activities. Inventory levels increased this period compared to the same thirty-nine weeks last year, but continue to decrease on a per store basis. We financed this increase in total inventory primarily through cash generated from operations. Net cash provided by operating activities was $20.5 million for the thirty-nine weeks ended October 29, 2005 compared with net cash provided by operating activities of $17.0 million for the thirty-nine weeks ended October 30, 2004.

With respect to cash flows from investing activities, our net purchases of short-term investments was $17.7 million in the thirty-nine weeks ended October 29, 2005 compared with no short-term investment purchases in the thirty-nine weeks ended October 30, 2004. Capital expenditures were $11.0 million in the thirty-nine weeks ended October 29, 2005 compared with $8.9 million for the same thirty-nine weeks ended October 30, 2004. Capital expenditures were primarily related to the opening of fifty new stores(compared to 48 new stores in the same period in prior year), the refurbishing of existing stores and the purchasing of corporate assets, including automobiles, distribution center equipment and technology upgrades.

We estimate the total cash outlay for capital expenditures for fiscal 2006 will be approximately $15.0 million, which relates to the opening of 65 to 70 Hibbett Sports stores (exclusive of store closings) and the remodeling of selected existing stores and to improvements at our headquarters and distribution center.

Net cash used in financing activities was $33.3 million in the thirty-nine weeks ended October 29, 2005 compared to $5.6 million in the prior year period. The cash fluctuation as compared to the same period last fiscal year was primarily the result of the Company’s repurchase of our common stock. In the thirty-nine weeks ended October 29, 2005, we expended $36.3 million on repurchases of our common stock.

At October 29, 2005, we had an unsecured revolving credit facility that allowed borrowings up to $25.0 million and which expired on November 5, 2005. The credit facility was subject to renewal every two years. Under the provisions of this facility, we paid a commitment fee of $10,000 annually and could draw down funds when the balance of our main operating account fell below $100,000. As of October 30, 2005 and October 29, 2004, we had no debt outstanding under this facility. The credit facility contains certain restrictive covenants common to such agreements. We were in compliance with respect to these covenants at October 29, 2005.

Subsequent to the third quarter of 2006, effective November 2005, we negotiated two new credit facilities that allow borrowings up to $15.0 million and $10.0 million and which renew annually. Under the provisions of the new facilities, we can draw down funds when our main operating account falls below $100,000. The new facilities do not require a commitment or agency fee nor are we subject to any covenant requirements.

Based on our current operating and store opening plans, management believes we can adequately fund our cash needs for the foreseeable future through cash generated from operations.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of October 29, 2005. All purchase obligations are cancelable and therefore not considered contractual obligations.

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

At October 29, 2005, we had no borrowings outstanding under this agreement. At no time during the thirteen weeks or the thirty-nine weeks ended October 29, 2005 or October 30, 2004, did we incur any borrowings against our credit facility nor incur any interest expense. A 2% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 29, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 29, 2005, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

We have not identified any change in our internal control over financial reporting that occurred during the period ended October 29, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

In October 2005, three former employees filed a lawsuit in Mississippi federal court alleging they are owed back wages for overtime because they were improperly classified as exempt salaried employees. They also allege other wage and hour violations. The suit asks the court to certify the case as a collective action under the Fair Labor Standards Act on behalf of all similarly situated employees. We dispute the allegations of wrongdoing in this complaint and will vigorously defend ourselves in this matter.

We are also party to other legal proceedings incidental to our business. We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our share repurchase activity for the thirteen week period ended October 29, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Programs (2)
As of Quarter Ended July 30, 2005	1,530,450	$16.67	1,530,450	$14,484,000

July 31, 2005 to August 27, 2005	546,000	24.16	546,000	21,295,000
August 28, 2005 to October 1, 2005	482,950	22.39	482,950	10,482,000
October 2, 2005 to October 29, 2005	260,000	22.82	260,000	4,548,000
Quarter Ended October 29, 2005	1,288,950	23.23	1,288,950

TOTAL (3)	2,819,400	$19.67	2,819,400	$4,548,000

(1)

In August 2004, the Board of Directors authorized a plan to repurchase up to $30.0 million of our common stock. In November 2004, the Board of Directors increased the maximum authorization to $40.0 million. Stock repurchases under this plan could be made until August 19, 2005.

(2)

In August 2005, the Board of Directors increased the maximum authorization under such plan to $60.0 million and extended the repurchase date through August 2006. Under this new authorization, the Company has approximately $4.5 million available for stock repurchase as of October 29, 2005.

(3)

In November 2005, the Board of Directors increased the maximum authorization under such plan to $100.0 million. Considering stock repurchases through October 29, 2005, the Company has approximately $44.5 million of the total authorization remaining for future stock repurchases.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit No.

10.1

Increase authorization and extend purchase period under the Company’s Stock Repurchase Program dated as of August 18, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 18, 2005.

10.2

Credit Agreements between the Company and AmSouth Bank and Bank of America, N.A., dated as of October 24, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 25, 2005.

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

HIBBETT SPORTING GOODS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Vice President & Chief Financial Officer
Date: December 7, 2005		(Principal Financial and Accounting Officer)

Exhibit Index

10.1

Increase authorization and extend purchase period under the Company’s Stock Repurchase Program dated as of August 18, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 18, 2005.

10.2

Credit Agreements between the Company and AmSouth Bank and Bank of America, N.A., dated as of October 24, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 25, 2005.

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Michael J. Newsome
Michael J. Newsome
Chief Executive Officer and Chairman
Date: December 7, 2005	of the Board (Principal Executive Officer)

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Gary A. Smith, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Hibbett Sporting Goods, Inc. and Subsidiaries.

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Gary A. Smith
Gary A. Smith
Vice President and Chief Financial Officer
Date: December 7, 2005	(Principal Financial Officer)

Exhibit 32.1

Section 1350 Certification of Chief Executive Officer

In connection with the Quarterly Report on Form 10-Q of Hibbett Sporting Goods, Inc. and Subsidiaries (the “Company”) for the period ended October 29, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officer certifies, to the best knowledge and belief of such officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Quarterly Report on Form 10-Q of the Company for the period ended October 29, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934 as amended; and

(ii)	the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.

/s/ Michael J. Newsome
Michael J. Newsome
Chief Executive Officer and Chairman
Date: December 7, 2005	of the Board (Principal Executive Officer)

Exhibit 32.2

Section 1350 Certification of Chief Financial Officer

In connection with the Quarterly Report on Form 10-Q of Hibbett Sporting Goods, Inc. and Subsidiaries (the “Company”) for the period ended October 29, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officer certifies, to the best knowledge and belief of such officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Quarterly Report on Form 10-Q of the Company for the period ended October 29, 2005 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.

/s/ Gary A. Smith
Gary A. Smith
Vice President and Chief Financial Officer
Date: December 7, 2005	(Principal Financial Officer)