Form 10-K
period 2006-01-28
HIBBETT SPORTING GOODS INC
filed 2006-04-13
CIK 1017480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

Or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to___________________________

Commission file number:  000-20969

HIBBETT SPORTING GOODS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	63-1074067 (I.R.S. Employer Identification No.)

451 Industrial Lane Birmingham, Alabama (Address of principal executive offices)	35211 (Zip Code)

Registrant’s telephone number, including area code:

(205) 942-4292

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class: Common Stock, $.01 Par Value Per Share	Name of each exchange on which registered: NASDAQ Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	X	No ___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	___	No	X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer X	Accelerated filer ___	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	___	No	X

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $630,435,896 on July 29, 2005, based on the closing sale price of $26.69 at July 29, 2005 for the Common Stock on such date on the NASDAQ National Market.

The number of shares outstanding of the Registrant’s Common Stock, as of April 3, 2006 was 35,948,223.

DOCUMENTS INCORPORATED BY REFERENCE

The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, to be held May 31, 2006. Registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 28, 2006.

HIBBETT SPORTING GOODS, INC.

INDEX

			Page
PART I
Item	1.	Business	5
Item	1A.	Risk Factors	9
Item	1B.	Unresolved Staff Comments	12
Item	2.	Properties	12
Item	3.	Legal Proceedings	12
Item	4.	Submission of Matters to a Vote of Security Holders	13

PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item	6.	Selected Consolidated Financial Data	15
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item	8.	Consolidated Financial Statements and Supplementary Data	24
Item	9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Consolidated Financial Disclosure	44
Item	9A.	Controls and Procedures	44
Item	9B.	Other Information	44

Part III
Item	10.	Directors and Executive Officers of Registrant	46
Item	11.	Executive Compensation	46
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
Item	13.	Certain Relationships and Related Transactions	46
Item	14.	Principal Accounting Fees and Services	46

Part IV
Item	15.	Exhibits and Consolidated Financial Statement Schedules	47
		Signatures	49

A warning about Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “target” or “estimate.” For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales, net sales growth and earnings growth;
•	our growth, including our plans to add, expand or relocate stores and square footage growth and our market’s ability to support such growth;
•	the possible effect of inflation and other economic changes on our costs and profitability;
•	the possible effect of recent accounting pronouncements;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our gross profit margin and earnings and our ability to leverage store operating, selling and administrative expenses and offset other operating expenses;
•	our seasonal sales patterns;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods;
•	the capacity of our distribution center;
•	our ability to renew or replace store leases satisfactorily; and
•	our expectations regarding competition.

You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the “ Risk Factors “ described beginning on page 9, as well as “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 16.

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

Introductory Note

Unless otherwise stated, references to “we,” “our,” “Hibbett” and “Company” generally refer to Hibbett Sporting Goods, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any reference to “2007” or “Fiscal 2007” relates to as of or for the year ending February 3, 2007. Any reference to “2006” or “Fiscal 2006” relates to as of or for the year ended January 28, 2006. Any reference to “2005” or “Fiscal 2005” relates to as of or for the year ended January 29, 2005. Any references to “2004” or “Fiscal 2004” relates to as of or for the year ended January 31, 2004.

PART 1

Item 1.	Business

Our Company

Hibbett Sporting Goods, Inc. (including its wholly owned subsidiaries) may be referred in this document as the “Company,” “our,” “we” or “Hibbett.”

The Company was originally organized in 1945 under the name Dixie Supply Company in Florence, Alabama, in the marine and small aircraft business. In 1951, the Company started targeting school athletic programs in North Alabama and by the end of the 1950’s had developed a profitable team sales business. In 1960, we sold the marine portion of our business and have been solely in the athletic business since that time. In 1965, we opened Dyess & Hibbett Sporting Goods in Huntsville, Alabama, and hired Mickey Newsome, our current Chief Executive Officer and Chairman of the Board. The next year, we opened another sporting goods store in Birmingham and by the end of 1980, we had stores operating in 12 locations in central and northwest Alabama with a distribution center located in Birmingham and our central accounting office in Florence. We went public and have been incorporated under the laws of the State of Delaware as Hibbett Sporting Goods, Inc. since October 6, 1996.

Today, we are a rapidly-growing operator of sporting goods stores in small to mid-sized markets predominantly in the Sunbelt, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel at competitive prices with a high level of customer service. Hibbett’s merchandise assortment features a broad selection of brand name merchandise emphasizing team sports complemented by localized apparel and accessories designed to appeal to a wide range of customers within each market. We believe our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets.

As of January 28, 2006, we operated 527 Hibbett Sports stores as well as 18 smaller-format Sports Additions athletic shoe stores and 4 larger-format Sports & Co. superstores in 22 states. Over the past two years, we have increased the number of stores from 428 stores to 549 stores, an increase in store base of 28%. Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located in enclosed malls or in strip centers which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store. Although competitors in some markets may carry similar product lines and national brands, we believe the Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of branded merchandise and a high level of customer service.

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

The public may also read or copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov ..

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

Our Store Concepts

Hibbett Sports

Our primary retail format is Hibbett Sports, a 5,000 square foot store located in enclosed malls or in strip centers which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store. We tailor our Hibbett Sports stores to the size, demographics and competitive conditions of each market. Of these stores, 191 Hibbett Sports stores are located in enclosed malls, the majority of which are the only enclosed malls in the county, and the remaining 336 stores are located in strip centers.

Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. We strive to respond quickly to major sporting events of local interest. Such events in fiscal 2006 included the Texas Longhorn’s appearance and victory in the Bowl Championship Series (“BCS”) national championship game as well as the successful season of the Pittsburgh Steelers.

Sports Additions

Our eighteen Sports Additions stores are small, mall-based stores, averaging 2,700 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel. Sports Additions stores offer a broader assortment of athletic footwear, with a greater emphasis on fashion than the athletic footwear assortment offered by Hibbett Sports stores. All but four Sports Additions stores are currently located in malls in which Hibbett Sports stores are also present.

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

Team Sales

Hibbett Team Sales, Inc. (“Team Sales”), a wholly-owned subsidiary of Hibbett, is a leading supplier of customized athletic apparel, equipment and footwear to school, athletic and youth programs in Alabama. Team Sales sells its merchandise directly to educational institutions and youth associations. The operations of Team Sales are independent of the operations of our retail stores. Team Sales does not meet the quantitative or qualitative reporting requirements of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

Our Expansion Strategy

In fiscal 1994, we began to accelerate our rate of new store openings to take advantage of the growth opportunities in our target markets. We have currently identified approximately 400 potential markets for future Hibbett Sports stores generally within the states in which we operate. Our clustered expansion program, which calls for opening new stores within a two-hour driving distance of an existing Hibbett location, allows us to take advantage of efficiencies in distribution, marketing and regional management. We believe our distribution center can support Company growth to at least 850 stores.

In evaluating potential markets, we consider population, economic conditions, local competitive dynamics and availability of suitable real estate. Hibbett Sports stores effectively operate in both enclosed mall and in strip center locations, which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store.

Our continued growth largely depends upon our ability to open new stores in a timely manner, to operate them profitably and to manage them effectively. Additionally, successful expansion is subject to various contingencies, many of which are beyond our control. See “ Risk Factors.”

Our Merchandising Strategy

Our merchandising strategy is to provide a broad assortment of quality brand name footwear, athletic equipment, and apparel at competitive prices in a full service environment. Historically, as well as for fiscal 2006, our leading product category is athletic footwear, followed by apparel and sporting equipment, ranked according to sales.

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

Our merchandising staff analyzes current sporting goods trends primarily through the gathering and analyzing of detail daily sales activity available through point-of-sale terminals located in the stores. We also visit store locations, maintain close relationships with vendors, monitor product selection at competing stores, communicate with district and store managers and review industry trade publications in an effort to recognize trends. The merchandising staff works closely with store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities.

Our success depends in part on our ability to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. See “ Risk Factors“.

Our Vendor Relationships

The sporting goods retail business is very brand name driven. Accordingly, we maintain relationships with a number of well known sporting goods vendors to satisfy customer demand. We believe that our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets. As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors. As our vendors expand their product lines and grow in popularity, we expand sales and promotions of these products within our stores. In addition, as we continue to increase our store base and enter new markets, the vendors have increased their brand presence within these regions. We also emphasize and work with our vendors to establish favorable pricing and to receive cooperative marketing funds. We believe that we maintain good working relationships with our vendors. For the fiscal year ended January 28, 2006, Nike, our largest vendor, represented approximately 43.9% of our purchases while our next largest vendor represented approximately 7.6% of our purchases. For the fiscal year ended January 29, 2005, Nike, our largest vendor, represented approximately 38.9% of our purchases while our next largest vendor represented approximately 9.9% of our purchases.

The loss of key vendor support could be detrimental to our business, financial condition and results of operations. We believe that we have long-standing and strong relationships with our vendors and that we have adequate sources of brand name merchandise on competitive terms; however, we cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is high profile and in high demand may be allocated by vendors based upon the vendors’ internal criterion, which is beyond our control. See “Risk Factors “.

Our Advertising and Promotion

We target special advertising opportunities in our markets to increase the effectiveness of our advertising budget. In particular, we prefer advertising in local media as a way to further differentiate Hibbett from national chain competitors. Substantially all of our advertising and promotional spending is centrally directed. Print advertising, including direct mail to customers and newspaper inserts, serves as the foundation of our promotional program and accounted for the majority of our total advertising costs in fiscal 2006. Other advertising means, such as outdoor billboards and Hibbett trucks, are used to reinforce Hibbett’s name recognition and brand awareness in the community.

Our Distribution

We maintain a single 220,000 square foot distribution center in Birmingham, Alabama, which services our existing stores. The distribution process is centrally managed from our corporate headquarters, which is located in the same building as the distribution center. We believe strong distribution support for our stores is a critical element of our expansion strategy and is central to our ability to maintain a low cost operating structure. Because of our continued expected growth, we are reviewing the feasibility of acquiring an additional distribution facility which we would expect to have in operation within the next three to five years. Due to improved technology and vendor assistance with cross-docking, we believe we can service at least 850 stores out of our current distribution center.

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

Our stores compete with national chains that focus on athletic footwear, local sporting goods stores, department and discount stores, traditional shoe stores and mass merchandisers. Although we face competition from a variety of competitors, we believe that our stores are able to compete effectively by being distinguished as sporting goods stores with an emphasis on team sports and fitness merchandise complemented by a selection of localized apparel and accessories. Our competitors may carry similar product lines and national brands and a broader assortment, but we believe the principal competitive factors for all of our stores, including Sports & Co., Hibbett Sports and Sports Additions stores, are service, breadth of merchandise offered, availability of brand names and availability of local merchandise. We believe we compete favorably with respect to these factors in the small to mid-sized markets predominantly in the Sunbelt, Mid-Atlantic and Midwest. However, we cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets, could be detrimental to our business, financial condition and results of operations. See “ Risk Factors“.

Our Trademarks

Our Company, by and through subsidiaries, is the owner or licensee of trademarks that are very important to our business. For the most part, trademarks are valid as long as they are in use and/or their registrations are properly maintained. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use.

Following is a list of active trademarks registered and owned by the Company:

•	Hibbett Sports, Registration No. 2717584
•	Sports Additions, Registration No. 1767761

The Company abandoned pending registration on the trademark logos “Hibbett Super Sports” and “A Company Inspired by Sport.”

Our Employees

As of January 28, 2006, we employed approximately 1,500 full-time and approximately 3,000 part-time employees, none of whom are represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. We cannot guarantee that our employees will not, in the future, elect to be represented by a union. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

Employee Development. We develop our training programs in a continuing effort to service the needs of our customers and employees. These programs are designed to increase employee knowledge and include video training in all stores for the latest in technical detail of new products and new operational and service techniques. Because we primarily promote or relocate current employees to serve as managers for new stores, training and assessment of our employees is essential to our continued growth.

We have implemented programs in our stores and corporate offices to ensure that we hire and promote the most qualified employees in a non-discriminatory way. One of the most significant programs we have is Hibbett University or “Hibbett U” which is an intensive, four day training session held at our corporate offices for new store managers.

Item 1A. Risk Factors

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

We have grown rapidly primarily through opening new stores, growing from 67 stores at the beginning of fiscal year 1997 to 549 stores at January 28, 2006. We plan to increase our store base by a net of 80 to 85 new Hibbett Sports stores in fiscal year 2007. Our continued growth will depend, in large part, upon our ability to open new stores in a timely manner and to operate them profitably. Additionally, successful expansion is subject to various contingencies, many of which are beyond our control. These contingencies include, among others:

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

In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including, among others, general business conditions, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. Our customers’ purchases of discretionary items, including products that we sell, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions. If this occurs, our revenues and profitability could decline. In addition, our sales could be adversely affected by a downturn in the economic conditions in the markets in which we operate.

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

Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase brand name merchandise at competitive prices. The loss of key vendor support could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is in high demand may be allocated by vendors based upon the vendors’ internal criterion which is beyond our control.

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

Problems with our information system software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.

The efficient operation of our business is dependent on the successful integration and operation of our information systems. In particular, we rely on our information systems to manage effectively our sales, distribution, merchandise planning and replenishment, to process financial information and sales transactions and to optimize our overall inventory levels. Most of our information systems are centrally located at our headquarters, with offsite backup at other locations. We continue to focus on enhancements to the inventory management systems and point-of-sale systems and are in the process of upgrading to the JDA Merchandising System. Any material disruption, malfunction or other similar problems in or with our information systems could negatively impact our financial results and materially adversely affect our business operations.

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

We plan to increase our store base by a net of approximately 80 to 85 new Hibbett Sports stores in fiscal year 2007. Our results of operations may vary significantly as a result of the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-operating expenses associated with new stores and the relative proportion of new stores to mature stores. Any significant variation in our results of operations could adversely affect our stock price.

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

We have benefited from the leadership and performance of our senior management, especially Michael J. Newsome, our Chairman and Chief Executive Officer. Mr. Newsome has been instrumental in directing our business strategy within the small to mid-sized markets in the Sunbelt, Mid-Atlantic and Midwest and maintaining long-term relationships with our key vendors. Our overall success and the success of our expansion strategy will depend on our ability to retain our current management, including Mr. Newsome, and our ability to attract and retain qualified personnel in the future. As we continue to grow, we will continue to hire, appoint or otherwise change senior managers and other key executives. We do not maintain key man life insurance on any of our executive officers. The loss of services of Mr. Newsome for any reason could have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of certain other principal executive officers could affect our ability to run our business effectively and our ability to successfully expand our operations.

On March 9, 2005, we entered into a Retention Agreement (“Agreement”) with Mr. Newsome. The purpose of the Agreement is to secure the continued employment of Mr. Newsome as an advisor to us following his future retirement from the duties of Chief Executive Officer of our Company. Such retirement is not currently planned but could possibly occur within several years.

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

In addition, our Board of Directors, without further action of the stockholders, is permitted to issue and fix the terms of preferred stock which may have rights senior to those of common stock. We are also subject to the Delaware business combination statute, which may render a change in control of us more difficult. Section 203 of the Delaware General Corporation Laws would be expected to have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors, including discouraging takeover attempts that might result in a premium over the market price for the shares of Common Stock held by stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease all of our existing 549 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to ten years with options on the part of Hibbett to extend. Most leases also contain a kick-out clause if projected sales levels are not met and an- early termination/remedy option if co-tenancy and exclusivity provisions are violated. We believe that this lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training qualified management personnel.

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

Our offices and our distribution center are leased under an operating lease. We own Team Sales’ warehousing and distribution center located in Birmingham, Alabama. We believe our facilities are suitable and adequate to meet our current needs.

Store Locations

We currently operate 553 stores in 22 contiguous states. Of these stores, 211 are located in malls and 342 are located in strip-shopping centers which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store. The following shows the number of locations by state as of April 3, 2006:

Alabama	-	73	Kentucky	-	28	Oklahoma	-	22
Arkansas	-	25	Louisiana	-	22	S. Carolina	-	28
Florida	-	24	Missouri	-	19	Tennessee	-	46
Georgia	-	69	Mississippi	-	42	Texas	-	40
Iowa	-	5	Nebraska	-	3	Virginia	-	11
Illinois	-	14	New Mexico	-	4	W. Virginia	-	4
Indiana	-	15	N. Carolina	-	39
Kansas	-	12	Ohio	-	8

Item 3. Legal Proceedings

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

	High	Low
Fiscal 2006:
First Quarter ended April 30, 2005	$ 20.76	$ 17.20
Second Quarter ended July 30, 2005	27.47	18.78
Third Quarter ended October 29, 2005	26.97	20.95
Fourth Quarter ended January 28, 2006	31.70	26.13

Fiscal 2005:
First Quarter ended May 1, 2004	$ 17.22	$ 14.20
Second Quarter ended July 31, 2004	18.47	12.41
Third Quarter ended October 30, 2004	14.91	11.10
Fourth Quarter ended January 29, 2005	18.05	14.73

On April 3, 2006, the last reported sale price for our common stock as quoted by NASDAQ was $32.01 per share. As of April 3, 2006, we had 39 stockholders of record.

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

The following table presents our share repurchase activity for the thirteen weeks and quarter ending January 28, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (2)
Quarter ended October 29, 2005	2,819,400	$ 19.67	2,819,400	$ 4,548,000

October 30, 2005 to November 26, 2005	20,000	26.94	20,000	44,009,000
November 27, 2005 to December 31, 2005	114,000	28.49	114,000	40,761,000
January 1, 2006 to January 28, 2006	174,300	29.46	174,300	35,626,000
Quarter ended January 28, 2006	308,300	$ 28.94	308,300	$ 35,626,000

Total	3,127,700	$ 20.58	3,127,700	$ 35,626,000

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

(2)	In November 2005, the Board of Directors increased the maximum authorization under such plan to $100.0 million of which approximately $64.4 million had been expended through January 28, 2006

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

	Fiscal Year Ended (1)
	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003	2002
Income Statement Data:
Net sales	$ 440,269	$ 377,534	$ 320,964	$ 279,187	$ 241,130
Cost of goods sold, including distribution center and store occupancy costs	293,368	255,250	216,938	192,082	167,402
Gross profit	146,901	122,284	104,026	87,105	73,728

Store operating, selling and administrative expenses	85,060	72,923	63,514	55,748	48,891
Depreciation and amortization	10,119	9,939	9,686	8,727	5,873
Operating income	51,722	39,422	30,826	22,630	18,964

Interest income	(1,170)	(517)	(165)	(26)	(4)
Interest expense	24	42	59	240	629
Interest (income)
expense, net	(1,146)	(475)	(106)	214	625
Income before
provision for
income taxes	52,868	39,897	30,932	22,416	18,339

Provision for income taxes	19,244	14,750	11,290	8,182	6,786
Net income	$ 33,624	$ 25,147	$ 19,642	$ 14,234	$ 11,553

Earnings per common share:
Basic:	$ 1.00	$ 0.72	$ 0.57	$ 0.42	$ 0.35
Diluted:	$ 0.98	$ 0.70	$ 0.55	$ 0.41	$ 0.34

Weighted average shares outstanding:
Basic	33,605,568	34,855,682	34,521,674	33,869,294	33,328,740
Diluted	34,393,026	35,690,363	35,397,089	34,553,277	34,016,760

Selected Operating Data :
Number of stores open at end of period:
Hibbett Sports	527	461	408	351	309
Sports & Co.	4	4	4	4	4
Sports Additions	18	17	16	16	16
Total	549	482	428	371	329

Balance Sheet Data :
Working capital	$ 98,623	$ 106,012	$ 96,042	$ 70,204	$ 56,334
Total assets	195,829	202,105	173,759	133,729	115,315
Long-term debt	--	--	--	--	3,903
Stockholders' investment	124,773	130,039	120,440	95,606	80,063

(1)

All fiscal years presented are comprised of 52 weeks; Dollars presented in thousands, except per share amounts and selected operating data; All share and per share information has been revised to reflect the effects of the 3-for-2 stock split effective September 27, 2005; No dividends were declared or paid.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hibbett is a rapidly growing operator of sporting goods stores in small to mid-sized markets predominantly in the Sunbelt, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of January 28, 2006 we operated a total of 549 retail stores composed of 527 Hibbett Sports stores, 18 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 22 states. Our primary retail format and growth vehicle is Hibbett Sports, a 5,000-square-foot store located in enclosed malls and in dominant strip centers which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store. We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of traditional team merchandise and a high level of customer service. We do not expect that the average size of our stores opening in fiscal 2007 will vary significantly from the average size of stores opened in fiscal 2006. Hibbett historically has comparable store sales in the low to mid-single digit range and we plan to increase total square footage by approximately 15% in fiscal year 2007. We believe total sales percentage growth will be in the mid teens in fiscal 2007.

Over the past several years, we have increased our product margin due to improved vendor discounts, reduced retail reductions, increased efficiencies in logistics and favorable leveraging of store occupancy. We expect gross profit to increase 15 to 20 basis points in fiscal 2007 attributable to vendor leveraging and continued improvement of inventory turns.

Due to our increased sales, we have leveraged our store operating, selling and administrative expenses and have offset recent increases in certain expenses relating to corporate governance. With our expected sales increase, we plan to leverage expenses 10 to 20 basis points in fiscal 2007. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, provide capital expenditures for both distribution center and technology upgrade projects and to repurchase our Company stock while increasing our cash position.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, all include 52 weeks of operations.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations expressed for the periods indicated. Percentages may not add due to rounding:

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold, including distribution center
and store occupancy costs	66.6	67.6	67.6
Gross profit	33.4	32.4	32.4
Store operating, selling and administrative expenses	19.3	19.3	19.8
Depreciation and amoritization	2.3	2.6	3.0
Operating income	11.8	10.4	9.6
Interest income, net	(0.3)	(0.1)	--
Income before provision for income taxes	12.0	10.6	9.6
Provision for income taxes	4.4	3.9	3.5
Net income	7.6%	6.7%	6.1%

Fiscal 2006 Compared to Fiscal 2005

Net sales. Net sales increased $62.7 million, or 16.6%, to $440.3 million for the 52 weeks ended January 28, 2006, from $377.5 million for the 52 weeks ended January 29, 2005. We attribute this increase to the following factors:

•	We opened 73 Hibbett Sports stores and 1 Sports Additions store and closed 7 Hibbett Sports stores for a net stores opened of 67 stores in the 52 weeks ended January 28, 2006. New stores and stores not in the comparable store net sales calculation accounted for $44.2 million of the increase in net sales.
•

We experienced a 5.6% increase in comparable store net sales for the 52 weeks ended January 28, 2006. Approximately 2.0% of this increase was the result of an increase in transactions with the remainder due to an increase in price. Higher comparable store net sales contributed $18.5 million to the increase in net sales.

•	We believe sales pick-up related to the Quarter 3 hurricanes contributed 0.6% to 0.8% of the increase in comparable sales.

The increase in comparable store sales was driven by an increase in sales in all three of our product categories; apparel, footwear and equipment.

•	Apparel was positive in comp stores due to strong performance in urban and activewear which offset a weakness in the pro-licensed category.
•	Footwear was positive in all major categories, led by Nike, Fila, Asics, Mizuno and K-Swiss. Children’s categories, performance and cleats were particularly strong performers.
•	Equipment sales were positively impacted in all major hardgood categories, particularly baseball, football, soccer and basketball.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $146.9 million, or 33.4% of net sales, in the 52 weeks ended January 28, 2006, compared with $122.3 million, or 32.4% of net sales, in the same period of the prior fiscal year. This year’s gross margin is primarily attributable to the increased product margin in apparel and footwear, the leveraging of occupancy and distribution center cost and improved inventory turn. Product margin rate increased due to additional vendor discounts and lower markdowns. Occupancy, as a percent of net sales, improved by 12 basis points year over year due to decreases in common area maintenance and rental expenses as a percentage of sales. Distribution center costs improved by 7 basis points, primarily due to the leveraging of salaries and benefits.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $85.1 million, or 19.3% of net sales, for the 52 weeks ended January 28, 2006, compared with $72.9 million, or 19.3% of net sales, for the comparable period a year ago. These expenses remained consistent as a percentage of net sales between periods, but experienced the following trends:

•

Labor and benefits expenses accounted for a decrease as a percent of net sales of 27 basis points at the store level as compared to the same period last year. This was somewhat offset by an increase of 19 basis points in administrative salaries and benefits as compared to the same period last year as we grew our corporate infrastructure to position ourselves for continued store growth.

•	Professional fees, primarily associated with Sarbanes-Oxley compliance and testing, decreased 14 basis points as compared to the same period last year.
•	Legal fees related to pending litigation and debit card expenses related to increased usage over cash tender both increased 6 basis points as compared to the same period last year.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.3% in the 52 weeks ended January 28, 2006, and 2.6% in the 52 weeks ended January 29, 2005. The leveraging in depreciation and amortization expense as a percentage of net sales is due to an increase in sales this year compared to the same 52 weeks last year as well as an increase in asset lives related to lease terms.

Provision for income taxes. Provision for income taxes as a percentage of net sales was 4.4% in the 52 weeks ended January 28, 2006, compared to 3.9% for the 52 weeks ended January 29, 2005, due to an increase in pre-tax income. The increase was somewhat offset by a decrease in the effective tax rate for fiscal 2006 as a result of the resolution of state income tax issues. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.4% for fiscal 2006 and 37.0% for fiscal 2005.

Fiscal 2005 Compared to Fiscal 2004

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

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $122.3 million, or 32.4% of net sales, in the 52 weeks ended January 29, 2005, compared with $104.0 million, or 32.4% of net sales, in the same period of the prior fiscal year. This year’s gross margin is primarily attributable to strong footwear sales which carry a somewhat lower gross margin than apparel and the leveraging of occupancy and distribution center cost and improved inventory turn. Product margin rate decreased somewhat due to a shift toward lower margin footwear and markdowns in licensed apparel. Occupancy, as a percent of net sales, improved by 9 basis points year over year due to above average comparable store sales gains. Distribution center costs improved by 11 basis points, primarily due to the leveraging of salaries and benefits.

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

Liquidity and Capital Resources

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

Our Statements of Cash Flows are summarized as follows (in thousands):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net cash provided by operating activities:	$ 38,046	$ 46,123	$ 37,479

Cash flows provided by (used in) investing activities:
Capital expenditures	(15,348)	(12,671)	(11,226)
Purchases of short-term investments,net	(13,227)	--	--
Proceeds from sales of property and equipment	43	45	12
Net cash used in investing activities	(28,532)	(12,626)	(11,214)

Cash flows provided by (used in) financing activities:
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	3,351	1,993	3,682
Cash used for stock repurchase	(45,263)	(19,111)	--
Net cash provided by (used in) financing activities	(41,912)	(17,118)	3,682

Net cash provided by operating activities has historically been driven by net income levels combined with fluctuations in inventory and accounts payable balances. Net income has increased in each of the last three fiscal years. In addition, we have continued to increase our inventory levels and turns throughout these periods as the number of stores has increased. However, inventory levels on a per-store basis continues to decrease. We financed this increase in total inventory through cash generated from operations in each of the last three fiscal years. These activities resulted in cash flows provided by operating activities of $38.0 million, $46.1 million and $37.5 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

With respect to cash flows from investing activities, capital expenditures for fiscal 2006 were $15.3 million compared with $12.7 million in fiscal 2005 and $11.2 million in fiscal 2004. Capital expenditures for the 52 weeks ended January 28, 2006, were primarily related to the opening of 73 new Hibbett Sports stores and 1 new Sports Additions store, the refurbishing of existing stores and purchasing corporate assets, including automobiles, distribution center equipment and technology upgrades.

In fiscal 2006, our management made the decision to invest some of our excess cash in investment grade marketable securities, which primarily consist of auction rate securities classified as available-for-sale. All income generated from these investments is recorded as interest income, with some investments held in tax-free securities. Purchases of net short-term investments for fiscal 2006 were $13.2 million and none for fiscal 2005 or fiscal 2004.

We estimate the cash outlay for capital expenditures in fiscal 2007 will be approximately $18.8 million, which relates to the opening of approximately 85 to 90 Hibbett Sports stores (exclusive of store closings), remodeling of selected existing stores, the JDA Merchandising System and various improvements at the Company’s headquarters and distribution center. As of January 28, 2006, we have approximately $2.0 million remaining on our commitment related to the JDA Merchandising System.

Net cash provided by (used in) financing activities was ($41.9 million), ($17.1 million) and $3.7 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Cash flows from financing activities have historically represented financing of our long-term growth; however, in fiscal 2006 and fiscal 2005, we benefited from financing our growth through net cash provided by operating activities with no associated debt. This has allowed us to focus our concentration on the repurchase of our common stock of which we expended $45.3 million and $19.1 million in fiscal 2006 and fiscal

2005, respectively (see Note 1 to the Consolidated Financial Statements in Item 8). In fiscal 2006 and 2005, we received $3.4 million and $2.0 million, respectively, excluding the related tax benefit, from proceeds related to stock options exercised and shares issued under the employee stock purchase plan.

As of January 28, 2006, we have two unsecured credit facilities that allow borrowings up to $15.0 million and $10.0 million and which renew annually in November. Under the provisions of these facilities, we can draw down funds when our main operating account falls below $100,000. Neither facility requires a commitment or agency fee nor are there any covenant requirements. We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.

In fiscal 2005, we had an unsecured revolving credit facility that allowed borrowings up to $25.0 million and which expired November 5, 2005. The credit facility was subject to renewal every two years. Under the provisions of this facility, we paid a commitment fee of $10,000 annually and could draw down funds when the balance of our main operating account fell below $100,000.

As of January 28, 2006, January 29, 2005 and January 31, 2004, we had no debt outstanding under any of these facilities. Based on our current operating and store opening plans, management believes we can adequately fund our cash needs for the foreseeable future through cash generated from operations.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sporting Goods, Inc. at January 28, 2006:

	Payments due under contractual obligations (in thousands)
	Long-term Debt Obligations (1)	Capital Lease Obligations (2)	Operating Lease Obligations (3)	Total

Fiscal 2007	$ --	$ --	$ 31,749	$ 31,749
Fiscal 2008	--	--	28,124	28,124
Fiscal 2009	--	--	23,394	23,394
Fiscal 2010	--	--	18,352	18,352
Fiscal 2011	--	--	12,420	12,420
Thereafter	--	--	24,738	24,738
	$ --	$ --	$ 138,777	$ 138,777

(1) See “Debt” – Consolidated Financial Statements Note 2 in Item 8.
(2) As of fiscal year ended 2006, we do not have any capital lease obligations.
(3) See “Lease Commitments” – Consolidated Financial Statements Note 7 in Item 8.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of January 28, 2006. All purchase obligations are cancelable and therefore are not included in the table above.

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

Merchandise Costs. Based on current economic conditions, we expect that any increase in merchandise costs per unit will be offset by improved vendor discounts and increased retail prices in fiscal 2007.

Freight Costs. We experienced rising fuel costs during fiscal 2006 that increased our freight costs. However, we expect these fuel cost increases to stabilize somewhat during fiscal 2007. We do not expect increases in freight costs to have a material effect on our results of operations as we continue to leverage the costs associated with inbound freight against the cost of outbound freight.

Minimum Wage. An increase in the mandated minimum wage could significantly increase our payroll costs. In prior years, proposals increasing the federal minimum wage by at least $1.00 per hour have narrowly failed to pass both houses of Congress.

Insurance Costs. During fiscal 2005, general business insurance and health insurance leveraged favorably as a percent to sales. In fiscal 2006, we experienced an increase in general business insurance costs due to raised limits on Directors and Officers insurance and expanded coverage on our distribution center. During the same period, health insurance declined due to a reduction in claims. We expect that general business insurance costs will remain relatively stable in fiscal 2007 while health insurance costs will increase slightly.

Recent Accounting Pronouncements

In October 2005, the FASB issued Position No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period.” This guidance requires rental costs during the construction period to be recognized as rental expense as opposed to being capitalized. FSP FAS 13-1 is effective for the first reporting period after December 15, 2005. Our current lease accounting practices comply with this guidance, and adoption of this FSP did not have a material impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) which is an interpretation of SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments ,” which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as an expense in the income statement. SFAS No. 123R generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” We will adopt SFAS No. 123R during the first quarter of fiscal 2007 using the modified prospective transition method. This method requires that compensation cost be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 pro-forma disclosures. The impact of SFAS No. 123R on the our statement of operations in fiscal 2007 is estimated to be approximately $4.1 million to $4.4 million in additional compensation expense on a pre-tax basis of. However, this estimate will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. See “ Stock-Based Compensation “ in Note 1 to Consolidated Financial Statements in Item 8.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material impact on our consolidated financial statements.

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

Accrued Expenses. On a monthly basis, we estimate certain material expenses in an effort to record those expenses in the period incurred. Our most material estimates relate to payroll and payroll tax expenses, property taxes, insurance-related expenses and utility expenses. Estimates are primarily based on current activity and historical results and are adjusted as our estimates change. Differences in our estimates and assumptions could result in an accrual materially different from the accrual calculated. Historically, the differences in these accruals have not had a material effect on our financial condition or results of operations.

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

Litigation Accruals. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated accruals would be dependent on new claims as they may arise and the favorable or unfavorable outcome of the particular litigation. As additional information becomes available, we assess the potential liability related to pending litigation and revise estimates as appropriate. Such revisions in estimates of the potential liability could materially impact our results of operations and financial position.

Impairment of Assets. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of long-lived assets and intangibles may be impaired and not recoverable. The Company’s policy is to recognize any impairment loss on long-lived assets as a charge to current income when certain events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment is assessed considering the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on a comparison of the cost of the asset to fair value less any costs of disposition.

Stock-Based Compensation. We use the Black-Scholes option pricing model to estimate the fair value at the date of grant of stock options granted under its stock option plans and stock purchase rights associated with the Employee Stock Purchase Plan. Volatility is estimated as of the date of grant or purchase date based on management’s estimate of the time period that captures the relative volatility of our stock. We use the risk free interest rate on the date of grant or purchase date based on the U.S. Treasury rate with maturities approximating the expected lives of our options. The effects on pro forma net income and pro forma EPS of the estimated stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes options pricing model are not necessarily representative of the effects of our results of operations in the future. In addition, the compensation expense estimates utilize an option pricing model developed for traded options with relatively short lives. Our stock option grants have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company’s estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Insurance Accruals. We use a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability and employee-related health benefits, a portion of which is paid by our employees. The estimates and accruals for these liabilities associated with these risks are regularly evaluated for adequacy based on the most current available information, including historical claims experience and expected future claims costs.

Operating Leases. We lease our retail stores and distribution center under operating leases. Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions. We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty. We use a time period for our straight-line rent expense calculation that equals or exceeds the time period used for depreciation. In addition, the commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building for initial setup of fixtures and merchandise.

Dividend Policy

We have never declared or paid any dividends on our common stock. We currently intend to retain our future earnings to finance the growth and development of our business and for our stock repurchase program, and therefore do not anticipate declaring or paying cash dividends on our common stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board of Directors deems relevant.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our working capital facilities, each of which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates.

At the end of fiscal 2006 and fiscal 2005, we had no borrowings outstanding under these agreements. At no time during the fifty-two weeks ended January 28, 2006, did we incur borrowings against our credit facility. There were three days during the fifty-two weeks ended January 29, 2005, where we incurred borrowings against our credit facility for an average borrowing of $297,000. During fiscal 2005, the maximum amount outstanding against these agreements was approximately $435,000 and the weighted average interest rate was 2.63%. A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

Item 8. Consolidated Financial Statements and Supplementary Data

The following consolidated financial statements and supplementary data of our Company are included in response to this item:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005

•	Consolidated Statements of Operations for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004

•	Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004

•	Consolidated Statements of Stockholders’ Investment for fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm on Supplemental Schedule

•	Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hibbett Sporting Goods, Inc.:

We have audited the accompanying consolidated balance sheets of Hibbett Sporting Goods, Inc. and subsidiaries (the Company) as of January 28, 2006, and January 29, 2005, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended January 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sporting Goods, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Birmingham, Alabama

April 10, 2006

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	January 28,	January 29,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$ 25,944	$ 58,342
Short-term investments	13,227	--
Accounts receivable, net	4,745	4,857
Inventories	108,862	103,009
Prepaid expenses and other	1,495	996
Deferred income taxes	1,203	149
Total current assets	155,476	167,353

Property and Equipment:
Buildings and land	245	245
Equipment	29,716	26,261
Furniture and fixtures	17,037	15,017
Leasehold improvements	44,815	37,869
Construction in progress	1,737	456
	93,550	79,848
Less accumulated depreciation & amortization	55,905	46,935
Total property and equipment	37,645	32,913

Non-current Assets:
Deferred income taxes	2,548	1,684
Other, net	160	155
Total non-current assets	2,708	1,839
Total Assets	$ 195,829	$ 202,105

Liabilities and Stockholders' Investment
Current Liabilities:
Accounts payable	$ 45,929	$ 50,188
Accrued income taxes	563	2,763
Accrued expenses:
Payroll-related	5,555	4,528
Deferred rent	3,325	2,625
Other	1,481	1,237
Total current liabilities	56,853	61,341

Non-current Liabilities:
Deferred rent	14,203	10,725
Total non-current liabilities	14,203	10,725

Stockholders' Investment:
Preferred Stock, $.01 par value, 1,000,000 shares
authorized; no shares issued	--	--
Common Stock, $.01 par value, 50,000,000 shares
authorized; 35,734,752 and 35,232,998 shares issued
at January 28, 2006 and January 29, 2005, respectively	357	352
Paid-in capital	75,166	68,798
Retained earnings	113,624	80,000
Treasury stock at cost; 3,127,700 and 1,268,000 shares
repurchased at January 28, 2006 January 29, 2005, respectively	(64,374)	(19,111)
Total stockholders' investment	124,773	130,039
Total Liabilities and Stockholders' Investment	$ 195,829	$ 202,105
The accompanying notes are an integral part of these consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(52 Weeks)	(52 Weeks)	(52 Weeks)

Net sales	$ 440,269	$ 377,534	$ 320,964
Cost of goods sold, including distribution
center and store occupancy costs	293,368	255,250	216,938
Gross profit	146,901	122,284	104,026

Store operating, selling and administrative expenses	85,060	72,923	63,514
Depreciation and amortization	10,119	9,939	9,686
Operating income	51,722	39,422	30,826

Interest income	(1,170)	(517)	(165)
Interest expense	24	42	59
Interest income, net	(1,146)	(475)	(106)
Income before provision for income taxes	52,868	39,897	30,932

Provision for income taxes	19,244	14,750	11,290
Net income	$ 33,624	$ 25,147	$ 19,642

Basic earnings per share	$ 1.00	$ 0.72	$ 0.57
Diluted earnings per share	$ 0.98	$ 0.70	$ 0.55

Weighted Average Shares Outstanding:
Basic	33,605,568	34,855,682	34,521,674
Diluted	34,393,026	35,690,363	35,397,089

The accompanying notes are an integral part of these consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share information)

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$ 33,624	$ 25,147	$ 19,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,119	9,939	9,686
Deferred income tax provision (benefit)	(1,918)	(45)	72
Loss on disposal of assets	274	531	336
Disposals related to casualty loss	191	--	--
(Increase) decrease in operating assets:
Accounts receivable, net	112	(1,263)	(223)
Inventories	(5,853)	(8,232)	(8,531)
Prepaid expenses and other	(501)	(56)	(182)
Other non-current assets	(15)	(37)	(27)
Increase (decrease) in operating liabilities:
Accounts payable	(4,259)	12,212	13,107
Accrued income taxes	823	3,196	731
Deferred rent, non-current	3,478	3,774	2,519
Accrued expenses	1,971	957	349
Net cash provided by operating activities	38,046	46,123	37,479

Cash Flows From Investing Activities:
Purchases of short-term investments, net	(13,227)	--	--
Capital expenditures	(15,348)	(12,671)	(11,226)
Proceeds from sales of property and equipment	43	45	12
Net cash used in investing activities	(28,532)	(12,626)	(11,214)

Cash Flows From Financing Activities:
Cash used for stock repurchase	(45,263)	(19,111)	--
Proceeds from options exercised and purchase of shares
under the employee stock purchase plan	3,351	1,993	3,682
Net cash (used in) provided by financing activities	(41,912)	(17,118)	3,682
Net (Decrease) Increase in Cash and Cash Equivalents	(32,398)	16,379	29,947
Cash and Cash Equivalents at Beginning of Year	58,342	41,963	12,016
Cash and Cash Equivalents at End of Year	$ 25,944	$ 58,342	$ 41,963

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$ 24	$ 42	$ 59
Income taxes, net of refunds	$ 20,338	$ 10,388	$ 11,120

Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation, pre-tax	$ 15	$ --	$ --
Shares awarded to satisfy deferred board compensation	581	--	--

The accompanying notes are an integral part of these consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(in thousands, except share information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount
Balance-February 1, 2003	34,023,938	$ 340	$ 60,056	$ 35,211	--	$ --
Net income				19,642
Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $1,510	820,552	8	5,183
Balance-January 31, 2004	34,844,490	348	65,239	54,853	--	--
Net income				25,147
Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $1,569	388,508	4	3,559
Purchase of shares under the stock repurchase program					1,268,100	(19,111)
Balance-January 29, 2005	35,232,998	352	68,798	80,000	1,268,100	(19,111)
Net income				33,624
Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $3,023	501,754	5	6,368
Purchase of shares under the stock repurchase program					1,859,600	(45,263)
Balance-January 28, 2006	35,734,752	$ 357	$ 75,166	$ 113,624	3,127,700	$ (64,374)

The accompanying notes are an integral part of these consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett Sporting Goods, Inc. (the “Company”) is an operator of sporting goods retail stores in small to mid-sized markets predominately in the Sunbelt, Mid-Atlantic and Midwest. The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The consolidated statements of operations for fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, include 52 weeks of operations. The Company’s merchandise assortment features a core selection of brand name merchandise emphasizing individual team sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

Principles of Consolidation

The consolidated financial statements of the Company include its accounts and the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform previously reported data to the current presentation. Such reclassifications had no impact on total assets, net income or stockholders’ investment.

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

Reportable Segments

Given the economic characteristics of the store formats, the similar nature of products offered for sale, the types of customers, the methods of distribution and how the Company is managed, the operations of Hibbett constitute only one reportable segment.

Customers

No customer accounted for more than 5.0% of the Company’s sales during the 52-week periods ended January 28, 2006, January 29, 2005 or January 31, 2004.

Vendor Arrangements

The Company enters into arrangements with some of its vendors that entitle it to a partial refund of the cost of merchandise purchased during the year or payments for reimbursement of certain costs it incurs to advertise or otherwise promote its product. The volume based rebates, supported by a vendor agreement, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year. This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity.

Cost of Goods Sold

The Company includes inbound freight charges, merchandise purchases, store occupancy costs and a portion of the Company’s distribution costs related to its retail business in cost of goods sold. Outbound freight charges associated with moving merchandise to and between stores are included in store operating, selling and administrative expenses.

Advertising

The Company expenses advertising costs when incurred. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse it for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as advertisements are run.

The following table presents the components of the Company’s advertising expense (in thousands):

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Gross advertising costs	$ 4,727	$ 4,471	$ 3,533
Advertising reimbursements	(2,935)	(2,785)	(1,921)
Net advertising costs	$ 1,792	$ 1,686	$ 1,612

Stock Repurchase Program

In August 2004, the Board of Directors authorized the repurchase of up to $30.0 million of the Company’s outstanding common stock. The repurchase authorization was increased by the Board in November 2004 to $40.0 million, in August 2005 to $60.0 million and again in November 2005 to $100.0 million. Stock repurchases may be made until August 18, 2006, and may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of Company management.

The Company repurchased 1,859,600 and 1,268,100 shares of its common stock during the 52-week periods ended January 28, 2006 and January 29, 2005, respectively, at a cost of approximately $45.3 million and $19.1 million, respectively. As of January 28, 2006, the Company had repurchased a total of 3,127,700 shares of its common stock at an approximate cost of $64.4 million. The Company has approximately $35.6 million available for stock repurchase as of January 28, 2006.

Stock Split

On August 18, 2005, the Board of Directors declared a 3-for-2 stock split on the Company’s Common Stock in the form of a 50.0% stock dividend, payable on or about September 27, 2005 to stockholders of record on September 9, 2005. All share and per share data has been revised to reflect the effects of the stock split retroactively for all periods presented.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Short-Term Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We determine the appropriate classification at the time of purchase. At January 28, 2006, we held approximately $13.2 million of investments in investment grade marketable securities, which primarily consisted of auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, the Company believes there is a ready liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our marketable securities. The Company continually evaluates its short-term investments for other than temporary impairment. All income generated from these marketable securities is recorded as interest income.

Trade and Other Accounts Receivable

Trade accounts receivable at fiscal year-end consist primarily of amounts due to the Company from sales to educational institutions and youth associations as related to Team Sales. The Company does not require collateral and maintains an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at January 28, 2006 and January 29, 2005 was $45,000 and $59,000, respectively.

Other accounts receivable consists primarily of tenant allowances due from landlords.

Inventories

Inventories are valued at the lower of cost or market using the retail inventory method of accounting, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The Company’s business is dependent to a significant degree upon close relationships with its vendors. The Company’s largest vendor, Nike, represented approximately 43.9%, 38.9% and 34.3% of its purchases in fiscal 2006, 2005 and 2004, respectively. The Company’s next largest vendor in fiscal 2006 represented approximately 7.6%, 8.0% and 11.0% of its purchases in fiscal 2006, 2005 and 2004, respectively. The Company’s third largest vendor in fiscal 2006 represented approximately 6.9%, 9.9% and 8.9% of its purchases in fiscal 2006, 2005 and 2004, respectively.

Property and Equipment

Property and equipment are recorded at cost. It is the Company’s policy to depreciate assets acquired prior to January 28, 1995, using accelerated and straight-line methods over their estimated service lives (3 to 10 years for equipment, 5 to 10 years for furniture and fixtures and 10 to 31.5 years for buildings) and to amortize leasehold improvements using the straight-line method over the shorter of the initial term of the underlying leases or the estimated economic lives of the improvements (typically 3 to 12 years). Depreciation on assets acquired subsequent to January 28, 1995, is provided using the straight-line method over their estimated service lives (3 to 5 years for equipment, 7 years for furniture and fixtures and 39 years for buildings) or, in the case of leasehold improvements, the shorter of the initial term of the underlying leases or the estimated economic lives of the improvements (typically 3 to 12 years).

Construction in progress is primarily comprised of the new JDA merchandising system and property and equipment related to unopened stores at period end. As of January 28, 2006, we have approximately $2.0 million remaining on our commitment related to the JDA Merchandising System.

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the accounts and the related gain or loss is credited or charged to income.

The American Institute of Certified Public Accountants (“AICPA”) provides guidance in its Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” on how to account for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. The Company’s treatment of such costs is consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software. In fiscal 2006, we capitalized approximately $10,500 under SOP 98-1 associated with the implementation of new merchandising software. There were no costs capitalized under SOP 98-1 for fiscal 2005.

Deferred Rent from Landlords

Deferred rent from landlords consist of step rent and allowances from landlords related to the Company’s leased properties. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords in the form of leasehold improvements. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease and the receivable is reduced as amounts are received from the landlord. The liability for the unamortized landlord allowances, including the current portion, was approximately $17.5 million and $13.4 million at January 28, 2006 and January 29, 2005, respectively.

Revenue Recognition

Retail merchandise sales occur on-site in the Company’s retail stores. Customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on layaway. The customer may make further payments in installments, but the entire purchase price for merchandise placed on layaway must be received by the Company within 30 days. The down payment and any installments are recorded by the Company as deferred revenue until the customer pays the entire purchase price for the merchandise and takes possession of such merchandise. The Company recognizes merchandise revenues at the time the customer takes possession of the merchandise.

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

The Company considers individual store closings to be a normal part of operations and regularly reviews store performance against expectations. Stores not meeting its investment requirements are closed and costs associated with store closings are recognized at the time of closing or when a liability has been incurred. Store assets are also reviewed for possible impairment or reduction of their useful lives.

Self-Insurance Accrual

The Company is self-insured for a significant portion of its health insurance. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering our prior 12 month claims. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from these assumptions. To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $90,000 per covered person per year.

As of January 28, 2006 and January 29, 2005, the accrual for these liabilities was $280,000 and $367,000, respectively, and was included in accrued expenses in the consolidated balance sheets.

Sales Returns, net

Net sales returns were $12.1 million for fiscal 2006, $10.5 million for fiscal 2005 and $8.5 million for fiscal 2004. The effect of the accrual for estimated returns on pre-tax income was $113,000, $83,000 and none for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

Stock-Based Compensation

The Company discloses stock-based compensation information in accordance with the Financial Accounting Statement Board’s (“FASB”) SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 provides additional transition guidance for companies that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 does not change the provisions of SFAS No. 123 that permit entities to continue to apply the intrinsic value method of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Hibbett has elected to continue to account for its stock-based plans under APB No. 25, as well as to provide disclosure of stock-based compensation as outlined in SFAS No. 123, as amended by SFAS No. 148. SFAS No. 123 requires disclosure of pro forma net income, earnings per share (“EPS”) and other information as if the fair value method of accounting for stock options and other equity instruments described in SFAS No. 123 had been adopted. All pro forma disclosures include the effects of all options and restricted stock units granted by the Company, as well as purchases made pursuant to the Company’s Employee Stock Purchase Plan.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” a revision of SFAS No. 123. As a result, the pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first quarter of fiscal 2007. See “Recent Accounting Pronouncements.”

At January 28, 2006, the Company had four active stock-based plans: the 2005 Equity Incentive Plan, the 2005 Employee Stock Purchase Plan, the 2005 Director Deferred Compensation Plan and the Stock Plan for Outside Directors.

The Company uses the Black-Scholes option pricing model to estimate the fair value at the date of grant of stock options granted under its stock option plans and stock purchase rights associated with the Employee Stock Purchase Plan. Compensation expense is amortized on a straight-line basis over the vesting period of the stock and is based on the fair value of the stock on the date of the grant. A summary of the assumptions used for stock option grants and stock purchase right grants follows:

Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Stock option plans:
Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility (1)	45.2% to 52.5%	48.7% to 54.7%	54.7% to 57.0%
Risk free interest rate (2)	3.8% to 4.4%	3.0% to 3.9%	2.9% to 3.2%
Expected lives	7 years	7 years	7 years

Employee Stock Purchase Plan:
Dividend Yield	0.0%	0.0%	0.0%
Expected Volatility (1)	46.8% to 52.5%	49.2% to 53.2%	55.0% to 57.0%
Risk free interest rate (2)	3.7% to 4.4%	2.9% to 3.8%	2.4% to 3.4%
Expected lives	.25 years	.25 years	.25 years

(1) Volatility is estimated as of date of grant or purchase date and is calculated on 4 years as the Company believes that period of time captures the relative volatility of its stock.
(2) Risk free interest rate is based on the U.S. Treasury rate with maturities approximating the expected lives of the options. The rate is determined as of the date of grant or purchase date.

The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based employee compensation (in thousands, except per share information):

Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Net income - as reported	$ 33,624	$ 25,147	$ 19,642
Add: Stock-based employee compensation expense, included in the determination of net income, net of tax	61	--	--
Deduct: Stock-based employee compensation expense, determined under the fair value based method for all awards, net of tax	(3,778)	(1,759)	(1,251)
Net income - pro forma	$ 29,907	$ 23,388	$ 18,391

Basic earning per share - as reported	$ 1.00	$ 0.72	$ 0.57
Basic earnings per share - pro forma	$ 0.89	$ 0.67	$ 0.53

Diluted earnings per share - as reported	$ 0.98	$ 0.70	$ 0.55
Diluted earnings per share - pro forma	$ 0.87	$ 0.66	$ 0.52

The effects on pro forma net income and pro forma EPS of the estimated stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes options pricing model for fiscal 2006, fiscal 2005 and fiscal 2004 are not necessarily representative of the effects of the Company’s results of operations in the future. In addition, the compensation expense estimates utilize an option pricing model developed for traded options with relatively short lives. Hibbett stock option grants have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company’s estimates. In fiscal 2006, the Company changed its composition of employee equity awards to include a mix of restricted stock awards (referred to as “non-vested” awards in SFAS No. 123R) and stock options which could also affect its estimates in the future. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Fair Value of Financial Instruments

In preparing disclosures about the fair value of financial instruments, the Company believes that the carrying amount approximates fair value for cash and cash equivalents, short-term investments, receivables, inventories and accounts payable, because of the short maturities of those instruments.

Earnings Per Share

Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Diluted EPS has been computed based on the weighted average number of shares outstanding, including the effect of outstanding equity awards, if dilutive, in each respective year.

A reconciliation of the weighted average shares for basic and diluted EPS is as follows:

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Weighted average shares outstanding:
Basic	33,605,568	34,855,682	34,521,674
Dilutive effect of stock options	787,458	834,681	875,415
Diluted	34,393,026	35,690,363	35,397,089

For the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004, the anti-dilutive options appropriately excluded from the computation were 51 shares, 68 shares and 19,457 shares, respectively.

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

Recent Accounting Pronouncements

In October 2005, the FASB issued Position No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period.” This guidance requires rental costs during the construction period to be recognized as rental expense as opposed to being capitalized. FSP FAS 13-1 is effective for the first reporting period after December 15, 2005. The Company’s current lease accounting practices comply with this guidance, and adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) which is an interpretation of SFAS No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments,” which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as an expense in the income statement. SFAS No. 123R generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” The Company will adopt SFAS No. 123R during the first quarter of fiscal 2007 using the modified prospective transition method. This method requires that compensation cost be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 pro-forma disclosures. The impact of SFAS No. 123R on the Company’s statement of operations in fiscal 2007 is estimated to be approximately $4.1 million to $4.4 million in additional compensation expense on a pre-tax basis. However, this estimate will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. See “ Stock-Based Compensation “ in Note 1 to Consolidated Financial Statements in Item 8.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

2. DEBT

The Company has two unsecured credit facilities, which are renewable annually in November. The facilities allow for borrowings up to $15.0 million and $10.0 million, respectively, at a rate based on prime at the Company’s election or another mutually agreed upon fixed rate at the time of draw. As of January 28, 2006, the Company had no borrowings outstanding under either facility. Under the provisions of these facilities, the Company does not pay commitment fees and is not subject to covenant requirements. The Company can draw down on the lines of credit when its main operating account balance falls below $100,000.

For fiscal 2006, the Company did not utilize either credit facility. At January 28, 2006, $25.0 million was available to the Company from the facilities.

3. PROFIT-SHARING PLAN

The Company maintains a 401(k) profit-sharing plan (the “Plan”) which permits participants to make pretax contributions to the Plan. The Plan covers all employees who have completed one year of service and who are at least 21 years of age. Participants of the Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law. These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the Plan. The Company’s contribution to the Plan equals (1) an amount determined at the discretion of the Board of Directors plus (2) a matching contribution equal to a discretionary percentage of up to 6% of a participant’s compensation. For fiscal 2006, the Company matched 75% of contributions made to the plan by the employees up to 6% of the employee’s compensation. Contribution expense amounts for fiscal years 2006, 2005 and 2004 were approximately $491,000, $462,000 and $366,000, respectively.

4. RELATED-PARTY TRANSACTIONS

The Company leases one store under a sublease arrangement from Books-A-Million, Inc., of which Clyde B. Anderson, a director of the Company, is an executive officer, Chairman and stockholder. This sublease agreement expires in June 2008. Minimum lease payments were $191,000 in fiscal 2006, fiscal 2005 and fiscal 2004. Future minimum lease payments under this non-cancelable sublease aggregate approximately $461,000.

5. INCOME TAXES

A summary of the components of the provision (benefit) for income taxes is as follows (in thousands):

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Federal:
Current	$ 18,800	$ 13,556	$ 10,442
Deferred	(1,518)	(161)	(12)
	17,282	13,395	10,430
State:
Current	2,362	1,239	776
Deferred	(400)	116	84
	1,962	1,355	860
	$ 19,244	$ 14,750	$ 11,290

A reconciliation of the statutory federal income tax rate as a percentage of income tax rate as a percentage of income before income taxes follows:

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
Effect of state income taxes, net of federal benefits	2.41%	2.21%	1.81%
Other, net	-1.01%	-0.24%	-0.30%
	36.40%	36.97%	36.51%

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred taxes assets are as follows (in thousands):

	January 28, 2006		January 29, 2005
	Current	Non-current	Current	Non-current

Rent	$ 1,224	$ 5,726	$ --	$ 5,247
Depreciation	--	(3,178)	--	(3,563)
Inventory	271	--	79	--
Accruals	401	--	66	--
Other	(693)	--	4	--
Deferred taxes	$ 1,203	$ 2,548	$ 149	$ 1,684

6.	STOCK OPTION AND STOCK PURCHASE PLANS

Stock Option Plans

The Company maintains the Hibbett Sporting Goods, Inc. 1996 Stock Option Plan, as amended (the “1996 Plan”) and the 2005 Equity Incentive Plan (the “Incentive Plan”). The 1996 Plan expired in fiscal 2006 and was replaced by the Incentive Plan. The Incentive Plan authorizes the granting of stock options for the purchase of up to 5,248,365 shares of common stock. Options granted under the 1996 Plan vest over a five-year period and expire on the tenth anniversary of the date of grant. Options granted under the Incentive Plan vest over a four-year period and expire on the eighth anniversary of the date of grant.

A summary of the status of the Company’s stock option plans is as follows:

	Fiscal Year Ended
	January 28, 2006		January 29, 2005		January 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,510,963	$ 8.18	1,499,950	$ 5.91	1,815,636	$ 4.89
Granted	327,315	24.05	349,321	15.12	448,405	7.41
Exercised	(394,809)	5.75	(320,995)	5.04	(752,208)	4.33
Forfeited	(35,860)	14.34	(17,313)	9.99	(11,883)	6.46
Outstanding at end of year	1,407,609	12.39	1,510,963	8.18	1,499,950	5.91

Exercisable at end of year	335,451	$ 7.28	337,368	$ 5.33	235,899	$ 4.99

Weighted average fair value of options granted		$ 14.66		$ 9.83		$ 4.94

The following table summarizes information about stock options outstanding at January 28, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding at January 28, 2006	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Options Exercisable at January 28, 2006	Weighted Average Exercise Price
$1.21 to $3.51	49,867	3.08	$ 3.20	49,867	$ 3.20
$4.35 to $5.90	122,793	4.81	$ 5.85	55,231	$ 5.81
$6.10 to $7.41	611,459	6.65	$ 7.02	185,852	$ 6.94
$15.11 to $20.09	309,924	8.09	$ 15.20	44,501	$ 15.13
$23.45 to $30.98	313,566	9.25	$ 24.12	--	$ --

The tax benefit associated with the exercise of stock options is credited to paid-in capital and amounted to approximately $3.0 million in fiscal 2006, $1.6 million in fiscal 2005 and $1.5 million in fiscal 2004.

On January 27, 2006, the Company’s Compensation Committee provided for accelerated vesting of equity awards previously granted under the 1996 Plan and the Incentive Plan in the event of retirement, death or disability, as defined. The purpose of this action by the Committee was to unify the treatment of vesting and forfeiture in both employee stock plans in the event of retirement, death or disability of a participant. In accordance with FASB Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions involving Stock Compensation,” which clarifies APB Opinion No. 25, modification of an existing award that extends the life of the award results in a new measurement of compensation cost as if the award was newly granted. In compliance with FIN 44, the Company recognized compensation cost of approximately $95,000 in its statement of operations in fiscal 2006.

In fiscal 2006, the Company changed the composition of employee share-based grants to include more restricted stock awards. In August 2005, the Company granted 24,000 restricted stock awards valued at $24.71. In January 2006, the Company granted 5,100 restricted stock award valued at $30.98. None of the restricted stock awards granted were tied to future performance and will cliff vest on the fifth anniversary after the date of grant. The weighted average fair value of the 29,100 awards granted in fiscal 2006 was $25.81 and was based on the grant date market price. Compensation expense associated with restricted stock awards is generally recognized on a straight-line basis over the vesting period. In some cases, compensation expense is accelerated to a shortened vesting period for applicable employees in consideration of retirement, death or disability, as defined.

Other Plans

The Company also maintains an Employee Stock Purchase Plan, an Outside Director Stock Plan and a Director Deferred Compensation Plan and has reserved 379,688 shares, 590,625 shares and 112,500 shares of the Company’s common stock, respectively, for purchase by the employees and directors at 85%, 100% and 100% of the fair value of the common stock, respectively.

The 2005 Employee Stock Purchase Plan became effective on July 1, 2005, and as of January 28, 2006, 184,067 shares have been issued and 195,620 shares are reserved for future purchase.

During fiscal 2006, the Company granted a total of 30,079 options under the Outside Director Stock Plan at an exercise price equal to market value at the date of grant as follows:

Date	Options Awarded	Exercise Price
September 2005	2,792	$ 22.25	(1)
December 2005	2,287	$ 28.48	(1)
January 2006	25,000	$ 30.98	(2)
TOTAL Fiscal 2006	30,079

(1)	Options granted were issued pursuant to the Company’s 2005 Directors Deferred Compensation Plan.
(2)	Options granted for the annual award to outside directors.

During fiscal 2005, the Company granted a total of 41,903 options under the Outside Director Stock Plan at an exercise price equal to market value at the date of grant as follows:

Date	Options Awarded	Exercise Price

August 2004	11,250	$ 12.27	(1)
January 2005	30,653	$ 16.45	(2)
TOTAL Fiscal 2005	41,903

(1)	Options granted as Initial Award to new director.
(2)	Options granted for the annual award to outside directors.

During fiscal 2004, the Company granted a total of 52,757 options under the Outside Director Stock Plan at an exercise price of $13.82 (market value at date of grant) pursuant to the annual award to outside directors in January 2004. As of January 28, 2006, 174,812 shares are reserved for future grants.

Director options vest immediately and expire on the earlier of the tenth anniversary of the grant or one year from the date on which an optionee ceases to be an Eligible Director.

During fiscal 2006, the Company, at the election of eligible board members, deferred director fees in the form of deferred stock under the Director Deferred Compensation Plan, in the amount of 581 shares. Deferrals made by eligible directors in the form of options are pursuant to the Outside Director Stock Plan. As of January 28, 2006, 111,919 shares are reserved for future stock deferrals to eligible directors.

7.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases the premises for its retail sporting goods stores under non-cancelable operating leases having initial or remaining terms of more than one year. The leases typically provide for terms of five to ten years with options on the part of Hibbett to extend. Many of the Company’s leases contain scheduled increases in annual rent payments and the majority of its leases also require it to pay maintenance, insurance and real estate taxes. Additionally, many of the lease agreements contain tenant improvement allowances, rent holidays and/or rent escalation clauses (contingent rentals). For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of its intended use.

The Company also leases certain computer hardware, office equipment and transportation equipment under non-cancelable operating leases having initial or remaining terms of more than one year.

In February 1996, the Company entered into a sale-leaseback transaction to finance its distribution center and office facilities. In December 1999, the related operating lease was amended to include the fiscal 2000 expansion of these facilities. The amended lease rate is $784,000 per year and will expire in December 2014.

At January 28, 2006, the future minimum lease payments for leased properties and equipment, excluding maintenance, insurance and real estate taxes, for operating leases having a remaining term in excess of one year at such date were as follows (in thousands):

Fiscal 2007	$ 31,749
Fiscal 2008	28,124
Fiscal 2009	23,394
Fiscal 2010	18,352
Fiscal 2011	12,420
Thereafter	24,738
TOTAL	$ 138,777

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Minimum rentals	$ 27,774	$ 24,086	$ 20,066
Contingent rentals	1,658	1,230	1,553
	$ 29,432	$ 25,316	$ 21,619

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

Legal Proceedings and other Contingencies

In October 2005, three former employees filed a lawsuit in Mississippi federal court alleging they are owed back wages for overtime because they were improperly classified as exempt salaried employees. They also allege other wage and hour violations. The suit asks the court to certify the case as a collective action under the Fair Labor Standards Act on behalf of all similarly situated employees. The Company disputes the allegations of wrongdoing in this complaint and will vigorously defend itself in this matter.

The Company is also party to other legal proceedings incidental to its business. The Company does not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on its business or financial condition. The Company cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved. As of January 28, 2006, no loss amount has been accrued because a loss is not considered probable or estimable.

From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third party claims under certain circumstances. Generally these agreements relate to: (a) agreements with vendors and suppliers under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company’s request or otherwise on its behalf; (b) agreements to indemnify vendors against trademark and copyright infringement claims concerning merchandise manufactured specifically for or on behalf of the Company; (c) real estate leases, under which the Company may agree to indemnify the lessors from claims arising from the Company’s use of the property; and (d) agreements with the Company’s directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has directors and officers liability insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

8. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited financial data for the quarters indicated:

	Fiscal Year Ended January 28, 2006
	(Dollar amounts in thousands, except per share amounts)
	First	Second	Third	Fourth
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
Net sales	$ 114,823	$ 94,024	$ 110,594	$ 120,827
Gross profit	39,540	29,582	37,109	40,671
Operating income	16,803	7,241	12,663	15,013
Net income	10,701	4,859	8,168	9,895

Basic earnings per common share	$ 0.32	$ 0.14	$ 0.24	$ 0.30
Diluted earnings per common share	$ 0.31	$ 0.14	$ 0.24	$ 0.29

	Fiscal Year Ended January 29, 2005
	First	Second	Third	Fourth
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
Net sales	$ 96,519	$ 81,794	$ 92,140	$ 107,081
Gross profit	32,261	24,153	30,899	34,971
Operating income	12,665	4,552	9,592	12,613
Net income	7,994	2,911	6,112	8,130

Basic earnings per common share	$ 0.23	$ 0.08	$ 0.17	$ 0.24
Diluted earnings per common share	$ 0.22	$ 0.08	$ 0.17	$ 0.23

In the opinion of our management, this unaudited information has been prepared on the same basis as the audited information presented elsewhere herein and includes all adjustments necessary to present fairly the information set forth herein. The operating results from any quarter are not necessarily indicative of the results to be expected for any future period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON SUPPLEMENTAL SCHEDULE

The Board of Directors and Stockholders

Hibbett Sporting Goods, Inc.:

Under date of April 10, 2006, we reported on the consolidated balance sheets of Hibbett Sporting Goods, Inc. and subsidiaries as of January 28, 2006, and January 29, 2005, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended January 28, 2006, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited Schedule II–Valuation and Qualifying Accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Birmingham, Alabama

April 10, 2006

HIBBETT SPORTING GOODS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
Balance of allowance for doubtful accounts at beginning of period	$ 59,000	$ 107,000	$ 133,000
Charged to costs and expenses	--	--	--
Write-offs, net of recoveries	(14,000)	(48,000)	(26,000)
Balance of allowance for doubtful accounts at end of period	$ 45,000	$ 59,000	$ 107,000

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Consolidated Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 28, 2006.

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2006, based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears below.

(c)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hibbett Sporting Goods, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Hibbett Sporting Goods, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of the Company based on our audit.

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

In our opinion, management’s assessment that Hibbett Sporting Goods, Inc. and subsidiaries maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hibbett Sporting Goods, Inc. and subsidiaries as of January 28, 2006, and January 29, 2005, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended January 28, 2006, and our report dated April 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Birmingham, Alabama

April 10, 2006

PART III

Item 10. Directors and Executive Officers of Registrant

The information required is incorporated by reference from the sections entitled “Directors and Executive Officers”, “The Board of Directors”, “Code of Ethics” and “Certain Relationships and Related Transactions” in the Proxy Statement for the Annual Meeting of Stockholders to be held May 31, 2006 (the “Proxy Statement”), which is to be filed with the Securities and Exchange Commission.

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

Item 14. Principal Accounting Fees and Services

The information required is incorporated by reference from the section entitled “Principal Accounting Fees and Services” in the Proxy Statement.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Financial Statements.	Page

The following Financial Statements and Supplementary Data of the Registrant and Independent Registered Public Accounting Firm’s Report on such Financial Statements are incorporated by reference from the Company’s 2006 Annual Report to Stockholders, in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	25
	Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005	26
	Consolidated Statements of Operations for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004	27
	Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004	28
	Consolidated Statements of Stockholders’ Investment for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004	29
	Notes to Consolidated Financial Statements	30

2.	Financial Statement Schedules.

	The index to the Consolidated Financial Statement Schedule follows:

	Report of Independent Registered Public Accounting Firm on Supplemental Schedule	42
	Schedule II – Valuation and Qualifying Accounts	43

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

Number	Description

	Certificates of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (the “1997 10-K”)).
3.2	By-laws of the Company (filed herewith)

	Material Contracts
10.1

Salary and incentives approved by Board of Directors to Company Named Executives, dated as of March 9, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2005.

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

10.4

Adoption by stockholders of the 2005 Employee Stock Purchase Plan, the 2005 Director Deferred Compensation Plan and the 2005 Equity Incentive Plan, dated as of May 31, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2005.

10.5

Hiring and appointment of Brian N. Priddy as President of the Company and award of stock options and restricted stock units dated as of July 6, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 12, 2005.

10.6

Increase authorization and extend purchase period under the Company’s Stock Repurchase Program dated as of August 18, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 18, 2005.

10.7

Credit Agreements between the Company and Amsouth Bank and Bank of America, N.A., dated as of October 24, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 25, 2005.

10.8

Authorization of increase to the Company’s Stock Repurchase Program, dated as of November 17, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 17, 2005.

10.9

Adoption of Equity Award Agreements pursuant to the Company’s 2005 Equity Incentive Plan dated as of December 15, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 19, 2005.

10.10

Authorization of Group Health Plan for Company CEO dated as of December 25, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2005 and subsequent rescission of Plan dated as of January 27, 2006; incorporated by reference to the Registrant’s From 8-K with the Securities and Exchange Commission on February 1, 2006.

10.11

Adoption of Stock Ownership guidelines for corporate officers and directors dated as of December 25, 2005; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2005.

10.12

Adoption of Accelerated Vesting in the event of death, disability and retirement for the Company’s 1996 Stock Option Plan, as amended, and the 2005 Equity Incentive Plan dated as of January 27, 2006; incorporated by reference to the Registrant’s Form 8-K Filed with the Securities and Exchange Commission on February 1, 2006.

10.13

Award of Stock Options and Restricted Stock Units to Company CEO dated as of January 27, 2006; incorporated by reference to the Registrant’s Form 8-K Filed with the Securities and Exchange Commission on February 1, 2006.

10.14

Authorization of increase in Initial Award and Annual Award to eligible outside directors dated as of January 27, 2006; incorporated by reference to the Registrant’s Form 8-K Filed with the Securities and Exchange Commission on February 1, 2006.

Annual Report to Security Holders
13.1	Fiscal 2006 Annual Report to Stockholders.

Subsidiaries of the Registrant
21	List of Company’s Subsidiaries (incorporated herein by reference to Exhibit 21 of the 1996 S-1).

Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)
32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)

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

Signature	Title	Date

/s/ Michael J. Newsome	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 13, 2006
Michael J. Newsome

/s/ Gary A. Smith	Vice President and Chief Financial Officer (Principal Financial Officer)	April 13, 2006
Gary A. Smith

/s/ Clyde B. Anderson	Director	April 13, 2006
Clyde B. Anderson

/s/ Carl Kirkland	Director	April 13, 2006
Carl Kirkland

/s/ Ralph T. Parks	Director	April 13, 2006
Ralph T. Parks

/s/ Thomas A. Saunders, III	Director	April 13, 2006
Thomas A. Saunders, III

/s/ Alton Yother	Director	April 13, 2006
Alton Yother

Exhibit 3.2

BYLAWS OF HIBBETT SPORTING GOODS, INC.

ARTICLE 1

OFFICES

Section 1. Registered Office. The registered office of the Corporation shall be in the City of Wilmington, County of New Castle, State of Delaware.

Section 2. Other Offices. The Corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine or the business of the Corporation may require.

Section 3. Books. The books of the Corporation may be kept within or without the State of Delaware as the Board of Directors may from time to time determine or the business of the Corporation may require.

ARTICLE II

MEETINGS OF STOCKHOLDERS

Section 1. Time and Place of Meetings. All meetings of stockholders shall be held at such place, either within or without the State of Delaware, on such date and at such time as may be determined from time to time by the Board of Directors (or the Chairman in the absence of a designation by the Board of Directors).

Section 2. Annual Meetings. Annual meetings of stockholders, commencing with the year 1997, shall be held to elect one class of the Board of Directors and transact such other business as may properly be brought before the meeting.

Section 3. Special Meetings. Special meetings of stockholders may be called by the Board of Directors or the Chairman of the Board of Directors, or upon the demand of the holders of the majority of the total voting power of all outstanding securities of the corporation then entitled to vote at such special meetings and may not be called in any other manner. Such request shall state the purpose or purposes of the proposed meeting. Notwithstanding the foregoing, whenever holders of one or more classes or series of Preferred Stock shall have the right, voting separately as a class or series, to elect directors, such holders may call, pursuant to the terms of the resolution or resolutions adopted by the Board of Directors pursuant to ARTICLE FOURTH of the certificate of incorporation, special meetings of holders of such Preferred Stock.

Section 4. Notice of Meetings and Adjourned Meetings; Waivers of Notice.

(a)         Whenever stockholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given which shall state the place, date and hour of the meeting, and, in the case of a special meeting, the purpose or purposes for which the meeting is called. Unless otherwise provided by the General Corporation Law of the State of Delaware as the same exists or may hereafter be amended (“Delaware Law”), such notice shall be given not less than 10 nor more than 60 days before the date of the meeting to each stockholder of record entitled to vote at such meeting. Unless these bylaws otherwise require, when a meeting is adjourned to another time or place (whether or not a quorum is present), notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting, the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than 30 days, or after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

(b)        A written waiver of any such notice signed by the person entitled thereto, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.

Section 5. Quorum. Unless otherwise provided under the certificate of incorporation or these bylaws and subject to Delaware Law, the presence, in person or by proxy, of the holders of a majority of the outstanding capital stock of the Corporation entitled to vote at a meeting of stockholders shall constitute a quorum for the transaction of business.

Section 6. Voting.

(a)         Unless otherwise provided in the certificate of incorporation and subject to Delaware Law, each stockholder shall be entitled to one vote for each outstanding share of capital stock of the Corporation or these bylaws, the affirmative vote of a majority of the shares of capital stock of the Corporation present, in person or by proxy, at a meeting of stockholders and entitled to vote on the subject matter shall be the act of the stockholders.

(b)        Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to a corporate action in writing without a meeting may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period.

Section 7. Action by Consent.

(a)         Unless otherwise provided in the certificate of incorporation, any action required to be taken at any annual or special meeting of stockholders, or any action which may be taken at any annual or special meeting of stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding capital stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and shall be delivered to the Corporation by delivery to its registered office in Delaware, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to the Corporation’s registered office shall be by hand or by certified or registered mail, return receipt requested. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

(b)        Every written consent shall bear the date of signature of each stockholder who signs the consent, and no written consent shall be effective to take the corporate action referred to therein unless, within 60 days of the earliest dated consent delivered in the manner required by this Section and Delaware Law to the Corporation, written consents signed by a sufficient number of holders to take action are delivered to the Corporation by delivery to its registered office in Delaware, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to the Corporation’s registered office shall be by hand or by certified or registered mail, return receipt requested.

Section 8. Organization. At each meeting of stockholders, the Chairman of the Board, if one shall have been elected, (or in his absence or if one shall not have been elected, the President) shall act as chairman of the meeting. The Secretary (or in his absence or inability to act, the person whom the chairman of the meeting shall appoint secretary of the meeting) shall act as secretary of the meeting and keep the minutes thereof.

Section 9. Order of Business. The order of business at all meetings of stockholders shall be as determined by the chairman of the meeting.

ARTICLE III

DIRECTORS

Section 1. General Powers. Except as otherwise provided in Delaware Law or the certificate of incorporation, the business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors.

Section 2. Number, Election and Term of Office. The Board of Directors shall consist of not less than six nor more than nine directors, with the exact number of directors to be determined from time to time solely by resolution adopted by the affirmative vote of a majority of the entire Board of Directors. The directors shall be divided into three classes, designated Class I, Class II and Class III. Each class shall consist, as nearly as may be possible, of one-third of the total number of directors constituting the entire Board of Directors. Except as otherwise provided in the certificate of incorporation, each director shall serve for a term ending on the date of the third annual meeting of stockholders next following the annual meeting at which such director was elected. Notwithstanding the foregoing, each director shall hold office until such director’s successor shall have been duly elected and qualified or until such director’s earlier death, resignation or removal. Directors need not be stockholders.

Section 3. Quorum and Manner of Acting. Unless the certificate of incorporation or these bylaws require a greater number, a majority of the total number of directors shall constitute a quorum for the transaction of business, and the affirmative vote of a majority of the directors present at meeting at which a quorum is present shall be the act of the Board of Directors. When a meeting is adjourned to another time or place (whether or not a quorum is present), notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting, the Board of Directors may transact any business which might have been transacted at the original meeting. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting, from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

Section 4. Time and Place of Meetings. The Board of Directors shall hold its meetings at such place, either within or without the State of Delaware, and at such time as may be determined from time to time by the Board of Directors (or the Chairman in the absence of a determination by the Board of Directors).

Section 5. Annual Meeting. The Board of Directors shall meet for the purpose of organization, the election of officers and the transaction of other business, as soon as practicable after each annual meeting of stockholders, on the same day and at the same place where such annual meeting shall be held. Notice of such meeting need not be given. In the event such annual meeting is not so held, the annual meeting of the Board of Directors may be held at such place either within or without the State of Delaware, on such date and at such time as shall be specified in a notice thereof given as hereinafter provided in Section 7 of this Article III or in a waiver of notice thereof signed by any director who chooses to waive the requirement of notice.

Section 6. Regular Meetings. After the place and time of regular meetings of the Board of Directors shall have been determined and notice thereof shall have been one given to each member of the Board of Directors, regular meetings may be held without further notice being given.

Section 7. Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board or the President and shall be called by the Chairman of the Board, President or Secretary on the written request of three directors. Notice of special meetings of the Board of Directors shall be given to each director at least three days before the date of the meeting in such manner as is determined by the Board of Directors.

Section 8. Committees. The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution of the Board of Directors, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the certificate of incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation’s property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending the bylaws of the Corporation; and unless the resolution of the Board of Directors or the certificate of incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock. Each committee shall keep regular minutes of its meetings and report the same to the Board of Directors when required.

Section 9. Action by Consent. Unless otherwise restricted by the certificate of incorporation or these bylaws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or Committee.

Section 10. Telephonic Meetings. Unless otherwise restricted by the certificate of incorporation or these bylaws, members of the Board of Directors, or any committee designated by the Board of Directors, may participate in a meeting of the Board of Directors, or such committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

Section 11. Resignation. Any director may resign at any time by giving written notice to the Board of Directors or to the Secretary of the Corporation. The resignation of any director shall take effect upon receipt of notice thereof or at such later time as shall be specified in such notice; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

Section 12. Vacancies. Unless otherwise provided in the certificate of incorporation, vacancies on the Board of Directors resulting from death, resignation, removal or otherwise and newly created directorships resulting from any increase in the number of directors may be filled solely by a majority of the directors then in office (although less than a quorum) or by the sole remaining director. Each director elected to fill a vacancy of a former director shall hold office for the remaining term of the former director. Each director elected to fill a newly created directorship shall hold office for a term that coincides with the term of Class to which the director has been assigned. If there are no directors in office, then an election of directors may be held in accordance with Delaware Law. Unless otherwise provided in the certificate of incorporation, when one or more directors shall resign from the Board, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have the power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office as provided in the filling of the other vacancies.

Section 13. Removal. No director may be removed from office by the stockholders except for cause with the affirmative vote of the holders of not less than two-thirds of the total voting power of all outstanding securities of the Corporation then entitled to vote generally in the election of directors, voting together as a single class.

Section 14. Compensation. Unless otherwise restricted by the certificate of incorporation or these bylaws, the Board of Directors shall have authority to fix the compensation of directors, including fees and reimbursement of expenses; provided that each non-employee director shall be entitled to (a) an annual fee of not less than $18,000, plus (b) for each Board meeting and each meeting of any committee of the Board attended by such director a fee of not less than: (i) $1,500 if the director serves as the chair of the Board or the committee of the Board or (ii) $1,000 if the director does not serve as the chair of the board or the committee of the Board.

Section 15. Preferred Directors. Notwithstanding anything else contained herein, whenever the holders of one or more classes or series of preferred Stock shall have the right, voting separately as a class or series, to elect directors, the election, term of office, filling of vacancies, removal and other features of such directorships shall be governed by the terms of the resolutions applicable thereto adopted by the Board of Directors pursuant to the certificate of incorporation, and such directors so elected shall not be subject to the provisions of Sections 2, 12 and 13 of this Article III unless otherwise provided therein.

Section 16. Indemnification of Officers, Directors, Employees and Agents; Insurance.

(a)         (i) Each person (and the heirs, executors or administrators of such person) who was or is party or is threatened to be made a party to, or is involved in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was a director or officer of the Corporation or is or was serving at the request of the Corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless by the Corporation to the fullest extent permitted by Delaware Law. The right to indemnification conferred in this Section 16(a)(i) shall also include the right to be paid by the Corporation the expenses incurred in connection with any such proceeding in advance of its final disposition to the fullest extent authorized by Delaware Law. The right to indemnification conferred in this Section 16(a)(i) shall be a contractual right.

(ii) In addition, the Corporation may, by action of its Board of Directors, provide indemnification to such of the employees and agents of the Corporation to such extent and to such effect as the Board of Directors shall determine to be appropriate and authorized by Delaware Law.

(b)        The Corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss incurred by such person in any such capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under Delaware Law.

(c)         The rights and authority conferred in this Section 16 shall not be exclusive of any other right which any person may otherwise have or hereafter acquire.

ARTICLE IV

OFFICERS

Section 1. Principal Officers. The principal officers of the Corporation shall be a President, one or more Vice Presidents, a Chief Financial Officer and a Secretary who shall have the duty, among other things, to record the proceedings of the meetings of stockholders and directors in a book kept for that purpose. The Corporation may also have such other principal officers, including one or more Controllers, as the Board may in its discretion appoint. One person may hold the offices and perform the duties of any two or more of said offices, except that no one person shall hold the offices and perform the duties of President and Secretary.

Section 2. Election, Term of Office and Remuneration. The principal officers of the Corporation shall be elected annually by the Board of Directors at the annual meeting thereof. Each such officer shall hold office until his successor is elected and qualified, or until his earlier death, resignation or removal. The remuneration of all officers of the Corporation shall be fixed by the Board of Directors. Any vacancy in any office shall be filled in such manner as the Board of Directors shall determine.

Section 3. Subordinate Officers. In addition to the principal officers enumerated in Section 1 of this Article IV, the Corporation may have one or more Assistant Treasurers, Assistant Secretaries and Assistant Controllers and such other subordinate officers, agents and employees as the Board of Directors may deem necessary, each of whom shall hold office for such period as the Board of Directors may from time to time determine. The Board of Directors may delegate to any principal officer the power to appoint and to remove any such subordinate officers, agents or employees.

Section 4. Removal. Except as otherwise permitted with respect to subordinate officers, any officer may be removed, with or without cause, at any time, by resolution adopted by the Board of Directors.

Section 5. Resignations. Any officer may resign at any time by giving written notice to the Board of Directors (or to a principal officer if the Board of Directors has delegated to such principal officer the power to appoint and to remove such officer).

The resignation of any officer shall take effect upon receipt of notice thereof or at such later time as shall be specified in such notice; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

Section 6. Powers and Duties. The officers of the Corporation shall have such powers and perform such duties incident to each of their respective offices and such other duties as may from time to time be conferred upon or assigned to them by the Board of Directors.

ARTICLE V

GENERAL PROVISIONS

Section 1. Fixing the Record Date.

(a)         In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than 60 nor less than 10 days before the date of such meeting. If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided that the Board of Directors may fix a new record date for the adjourned meeting.

(b)        In order that the Corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors and shall not be more than 10 days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. Any stockholder seeking to have the stockholders authorize or take corporate action by written onsent shall, by written notice to the secretary, request the Board of Directors to fix a record date. The Board of Directors shall promptly, but in all events within 10 days after the date on which such a request is received, adopt a resolution fixing the record date. If no record date has been fixed by the Board of Directors within 10 days of the date on which such a request is received, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by applicable law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business, or any officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to the Corporation’s registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by applicable law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action.

(c)         In order that the Corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than 60 days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

Section 2. Dividends. Subject to limitations contained in Delaware Law and the certificate of incorporation, the Board of Directors may declare and pay dividends upon the shares of capital stock of the Corporation, which dividends may be paid either in cash, in property or in shares of the capital stock of the Corporation.

Section 3. Fiscal Year. The fiscal year of the Corporation shall commence on the Sunday following the Saturday nearest to January 31 and end on the Saturday nearest to January 31 of the following year.

Section 4. Corporate Seal. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and words “Corporate Seal, Delaware”. The seal may be used by causing it or a facsimile thereof to be impressed, affixed or otherwise reproduced.

Section 5. Voting of Stock Owned by the Corporation. The Board of Directors may authorize any person, on behalf of the Corporation, to attend, vote at and grant proxies to be used at any meeting of stockholders of any corporation (except this Corporation) in which the Corporation may hold stock.

Section 6. Amendments. The Board of Directors shall have the power to adopt, amend or repeal these bylaws.

The stockholders may adopt, amend or repeal the Bylaws only with the affirmative vote of the holders of not less than two-thirds of the total voting power of all outstanding securities of the Corporation then entitled to vote generally in the election of directors, voting together as a single class.

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hibbett Sporting Goods, Inc.:

We consent to the incorporation by reference in the registration statements (Nos. 333–21299, 333–21303, 333–21305, 333–63094, 333–96755, 333-126316, 333-126313, and 333-126311) of Hibbett Sporting Goods, Inc. and subsidiaries of our reports dated April 10, 2006, with respect to (i) the consolidated balance sheets of Hibbett Sporting Goods, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended January 28, 2006 and the related consolidated financial statement schedule; (ii) management’s assessment of the effectiveness of internal control over financial reporting as of January 28, 2006; and (iii) the effectiveness of internal control over financial reporting as of January 28, 2006, which reports appear in the January 28, 2006, Annual Report on Form 10–K of Hibbett Sporting Goods, Inc and subsidiaries.

/s/ KPMG LLP

Birmingham, Alabama

April 10, 2006

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

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

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

Date	April 13, 2006	/s/	Michael J. Newsome
Michael J. Newsome
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

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

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

Date	April 13, 2006	/s/	Gary A. Smith
Gary A. Smith
Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

Section 1350 Certification of Chief Executive Officer

In connection with the Annual Report on Form 10-K of Hibbett Sporting Goods, Inc. (the “Company”) for the fiscal year ended January 28, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officer certifies, to the best knowledge and belief of such officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)            The Annual Report on Form 10-K of the Company for the period ended January 28, 2006 fully complies with the requirements of Section 13 (a) or Section 15 (d), as applicable, of the Securities Exchange Act of 1934; and

(ii)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date	April 13, 2006	/s/	Michael J. Newsome
Michael J. Newsome
Chief Executive Officer and Chairman
of the Board (Principal Executive Officer)

Exhibit 32.2

Section 1350 Certification of Chief Financial Officer

In connection with the Annual Report on Form 10-K of Hibbett Sporting Goods, Inc. (the “Company”) for the fiscal year ended January 28, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officer certifies, to the best knowledge and belief of such officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)            The Annual Report on Form 10-K of the Company for the period ended January 28, 2006 fully complies with the requirements of Section 13 (a) or Section 15 (d), as applicable, of the Securities Exchange Act of 1934; and

(ii)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date	April 13, 2006	/s/	Gary A. Smith
Gary A. Smith
Vice President and Chief Financial Officer
(Principal Financial Officer)

- END -