Form 10-Q
period 2006-04-29
HIBBETT SPORTING GOODS INC
filed 2006-06-07
CIK 1017480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	April 29, 2006

or

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________________________ to __________________________

COMMISSION FILE NUMBER:   000-20969

HIBBETT SPORTING GOODS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation or organization	63-1074067 (I.R.S. Employer Identification No.)

451 Industrial Lane, Birmingham, Alabama 35211

(Address of principal executive offices, including zip code)

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of June 5, 2006, were 35,980,291 shares.

HIBBETT SPORTING GOODS, INC.

INDEX
		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Unaudited Condensed Consolidated Balance Sheets at April 29, 2006 and January 28, 2006	1

	Unaudited Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended April 29, 2006 and April 30, 2005	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 29, 2006 and April 30, 2005	3

	Unaudited Condensed Consolidated Statement of Stockholders’ Investment for the Thirteen Weeks Ended April 29, 2006 and the fiscal year ended January 28, 2006	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

Item 4.	Controls and Procedures.	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	20

Item 1A.	Risk Factors.	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

Item 3.	Defaults Upon Senior Securities.	20

Item 4.	Submission of Matters to a Vote of Security Holders.	20

Item 5.	Other Information.	21

Item 6.	Exhibits.	21

	Signature	22

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	April 29,	January 28,
	2006	2006
ASSETS
Current Assets:
Cash and cash equivalents	$ 15,335	$ 25,944
Short-term investments	11,427	13,227
Accounts receivable, net	5,209	4,745
Inventories	116,142	108,862
Prepaid expenses and other	4,802	1,495
Deferred income taxes	1,270	1,203
Total current assets	154,185	155,476
Property and Equipment:
Land and building	245	245
Equipment	30,349	29,716
Furniture and fixtures	17,336	17,037
Leasehold improvements	45,881	44,815
Construction in progress	2,152	1,737
	95,963	93,550
Less accumulated depreciation & amortization	58,103	55,905
Total property and equipment	37,860	37,645
Non-current Assets:
Deferred income taxes	3,048	2,548
Other, net	198	160
Total non-current assets	3,246	2,708
Total Assets	$ 195,291	$ 195,829
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$ 39,954	$ 45,929
Accrued income taxes	5,227	563
Accrued expenses:
Payroll-related	3,815	5,555
Deferred rent	3,531	3,325
Other	1,801	1,481
Total current liabilites	54,328	56,853
Non-current liabilities:
Deferred rent	14,809	14,203
Other	36	-
Total non-current liabilities	14,845	14,203
Stockholders' Investment:
Preferred stock, $.01 par value 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 35,977,257 and 35,734,752 shares issued at April 29, 2006 and January 28, 2006, respectively	360	357
Paid-in capital	79,983	75,166
Retained earnings	125,147	113,624
Treasury stock at cost, 3,609,400 and 3,127,700 shares at April 29, 2006 and January 28, 2006, respectively	(79,372)	(64,374)
Total stockholders' investment	126,118	124,773
Total Liabilities and Stockholders' Investment	$ 195,291	$ 195,829

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Amounts)

	Thirteen Weeks Ended

	April 29,	April 30,
	2006	2005

Net sales	$126,914	$114,823
Cost of goods sold, including distribution center
and store occupancy costs	82,774	75,283
Gross profit	44,140	39,540

Store operating, selling and administrative
expenses	23,310	20,282
Depreciation and amortization	2,705	2,455
Operating income	18,125	16,803

Interest income	325	327
Interest expense	4	8
Interest income, net	321	319
Income before provision for income taxes	18,446	17,122

Provision for income taxes	6,923	6,421
Net income	$11,523	$10,701

Basic earnings per share	$0.35	$0.32
Diluted earnings per share	$0.35	$0.31

Weighted average shares outstanding:
Basic	32,477,692	33,963,797
Diluted	33,130,976	34,756,745

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands, Except Share Information)

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$11,523	$10,701
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	2,705	2,455
Deferred income taxes	(567)	(1,111)
Excess tax benefit from stock option exercises	(2,193)	-
Loss on disposal of assets	82	147
Stock-based compensation expense	689	-
Disposals related to casualty loss	-	-
Change in operating assets and liabilities	(10,781)	(6,561)
Net cash provided by operating activities	1,458	5,631
Cash Flows From Investing Activities:
Sale of short-term investments, net	1,800	-
Capital expenditures	(3,018)	(2,924)
Proceeds from sale of property and equipment	19	25
Net cash used in investing activities	(1,199)	(2,899)
Cash Flows From Financing Activities:
Cash used for stock repurchases	(14,998)	(423)
Excess tax benefit from stock option exercises	2,193	-
Proceeds from options exercised and purchase of shares
under the employee stock purchase plan	1,937	234
Net cash used in financing activities	(10,868)	(189)
Net (decrease) increase in cash and cash equivalents	(10,609)	2,543
Cash and cash equivalents, beginning of period	25,944	58,342
Cash and cash equivalents, end of period	$15,335	$60,885
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4	$8
Income taxes, net of refunds	$633	$3,799
Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation, pre-tax	$7	$-
Shares awarded to satisfy deferred board compensation	220	-

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Investment

(Dollars in Thousands, Except Share Information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - January 29, 2005	35,232,998	$ 352	$ 68,798	$ 80,000	1,268,100	$ (19,111)	$ 130,039

Net income				33,624			33,624

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $3,023	501,754	5	6,368				6,373

Purchase of shares under the stock repurchase program					1,859,600	(45,263)	(45,263)
BALANCE - January 28, 2006	35,734,752	357	75,166	113,624	3,127,700	(64,374)	124,773

Net income				11,523			11,523

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $2,193	242,505	3	4,128				4,131

Purchase of shares under the stock repurchase program					481,700	(14,998)	(14,998)

Stock-based compensation			689				689
BALANCE - April 29, 2006	35,977,257	$ 360	$ 79,983	$ 125,147	3,609,400	$ (79,372)	$ 126,118

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries (the “Company” or “we” or “us” or “Hibbett”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 28, 2006. In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered for a fair presentation of our financial position as of April 29, 2006 and January 28, 2006 and the results of our operations and cash flows for the periods presented.

We have experienced and expect to continue to experience seasonal fluctuations in our net sales and operating income. Therefore, the results of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

Business

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

Use of Estimates in the Preparation of Condensed Consolidated Financial Statements

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

Vendor Arrangements

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Short-term Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We determine the appropriate classification at the time of purchase. We held approximately $11.4 million and $13.2 million of investments in marketable securities at April 29, 2006 and January 28, 2006, respectively, which primarily consisted of auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we believe there is a ready liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our marketable securities. All income generated from these marketable securities is recorded as interest income.

Trade and Other Accounts Receivable

Trade accounts receivable at April 29, 2006 consist primarily of amounts due to us from sales to educational institutions and youth associations as related to our Team Sales Division. We do not require collateral and maintain reserves for potential uncollectible accounts based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at April 29, 2006 and January 28, 2006 was $50,000 and $45,000, respectively.

Other accounts receivable consists primarily of tenant allowances due from landlords.

Inventories

Inventories are valued at the lower of cost or market using the retail inventory method of accounting, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented approximately 45.8% and 39.9% of purchases for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.

Property and Equipment

Property and equipment are recorded at cost. It is our policy to depreciate assets acquired prior to January 28, 1995, using accelerated and straight-line methods over their estimated service lives (3 to 10 years for equipment, 5 to 10 years for furniture and fixtures and 10 to 31.5 years for buildings) and to amortize leasehold improvements using the straight-line method over the shorter of the initial term of the underlying leases or the estimated economic lives of the improvements (typically 3 to 10 years). Depreciation on assets acquired subsequent to January 28, 1995, is provided using the straight-line method over their estimated service lives (3 to 5 years for equipment, 7 years for furniture and fixtures and 39 years for buildings) or, in the case of leasehold improvements, the shorter of the initial term of the underlying leases or the estimated economic lives of the improvements (typically 3 to 10 years).

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

In March 1998, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. Our treatment of such costs is consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software. For the thirteen weeks ended April 29, 2006 there were no costs capitalized under SOP 98-1 associated with the implementation of our new merchandising software. For the fiscal year ended January 28, 2006 we capitalized approximately $10,500 under SOP 98-1 associated with the implementation of our new merchandising software.

Self-Insurance Accrual

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

As of April 29, 2006 and January 28, 2006, the accrual for these liabilities was $280,000 and was included in accrued expenses in the condensed consolidated balance sheets.

Deferred Rent from Landlords

Deferred rent from landlords primarily consists of step rent and allowances from landlords related to the Company’s leased properties. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords in the form of leasehold improvements. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease and the receivable is reduced as amounts are received from the landlord. The liability for the deferred rent, including the current portion, was approximately $18.3 million and $17.5 million at April 29, 2006 and January 28, 2006, respectively.

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

Sales Returns, net

Net sales returns were $3.2 million and $2.8 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. As of April 29, 2006 and January 28, 2006, the effect of the accrual for estimated returns on pre-tax income was $113,000, and was included in accrued expenses in the condensed consolidated balance sheets.

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

Advertising

We expense advertising costs when incurred. We participate in various advertising and marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned.

The following table presents the components of our advertising expense:

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Gross advertising costs	$1,374,534	$1,125,074
Advertising reimbursements	(1,111,678)	(917,580)
Net advertising costs	$262,856	$207,494

Fair Value of Financial Instruments

In preparing disclosures about the fair value of financial instruments, the Company believes that the carrying amount approximates fair value for cash and cash equivalents, short-term investments, receivables, inventories and accounts payable, because of the short maturities of those instruments.

2. Recent Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Position No. FAS 13-1 (“FSP 13-1”), “Accounting for Rental Costs Incurred during a Construction Period.” This guidance requires rental costs during the construction period to be recognized as rental expense as opposed to being capitalized. FSP 13-1 is effective for the first reporting period after December 15, 2005. Our current lease accounting practices comply with this guidance, and adoption of this FSP did not have an impact on our condensed consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments,” which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as an expense in the income statement. SFAS No. 123R generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued Staff Accounting Bulletin No. 107, which provided the staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and also the valuation of share-based payment arrangements for public companies. We adopted SFAS No. 123R effective January 29, 2006 using the modified prospective transition method. This method requires that compensation cost be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123, “Accounting for Stock-Based Compensation,” pro-forma disclosures. The impact of SFAS No. 123R on our condensed consolidated statement of operations in fiscal 2007 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. We incurred an incremental expense of $0.7 million, or $0.01 per diluted share, during the thirteen weeks ended April 29, 2006 as a result of the adoption of SFAS No. 123R. See Note 3, Stock-Based Compensation Plans, for further information regarding stock-based compensation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 amends the guidance in Accounting Research Bulletin No. 43, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current period charges and that the allocation of fixed production overheads to the cost of converting work in process to finished goods be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material impact on our condensed consolidated financial statements.

3. Stock-Based Compensation Plans

At April 29, 2006, we had four stock-based compensation plans:

(a)

The 2005 Equity Incentive Plan (“Incentive Plan”) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion. The Incentive Plan authorizes grants of equity awards of up to 1,233,159 authorized but unissued shares of common stock which includes 483,159 shares carried forward from the original 1996 Stock Option Plan (“1996 Plan”), as amended, plus an additional 750,000 shares approved for issuance effective July 1, 2005. At April 29, 2006, there were 988,682 shares available for grant under the Incentive Plan.

(b)

The 2005 Employee Stock Purchase Plan (“ESPP”) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. At April 29, 2006, there were 189,609 shares available for purchase under the ESPP.

(c)

The 2005 Director Deferred Compensation Plan (“Deferred Plan”) allows non-employee directors an election to defer all or a portion of their fees into stock or stock options. The Deferred Plan authorizes grants of stock up to 112,500 authorized but unissued shares of common stock. At April 29, 2006, there were 111,699 shares available for grant under the Deferred Plan.

(d)

The Stock Plan for Outside Directors (“Director Plan”) provides for grants of stock options to non-employee directors. The Director Plan authorizes grants of options to purchase up to 590,625 authorized but unissued shares of common stock. At April 29, 2006, there were 172,975 shares available for purchase under the Director Plan. On May 31, 2006, the stockholders of the Company adopted the 2006 Non-Employee Director Equity Plan (“New Director Plan”) which will replace the Director Plan effective June 1, 2006 and which makes available an additional 500,000 authorized but unissued shares of common stock for future awards.

Prior to January 29, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of APB No. 25, and related interpretations. Under APB No. 25, no compensation cost for stock options was reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no compensation expense was recognized for common stock purchases under the ESPP. We provided the required pro-forma disclosures under SFAS No. 123.

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost recognized in the quarter ended April 29, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with various assumptions used for new grants as described below. Compensation expense for new stock options and nonvested equity awards is recognized on a straight-line basis over the vesting period. In accordance with the modified prospective method, results for prior periods have not been restated.

The following table illustrates the pro-forma effect on net income and earnings per share for the thirteen weeks ended April 30, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based compensation (in thousands, except per share data):

Thirteen Weeks Ended
April 30, 2005

Net income, as reported	$10,701
Add: Stock-based employee compensation expense, included in the determination of net income, net of tax	-
Deduct: Stock-based employee compensation expense, determined under the fair value based method for all awards, net of tax	(610)
Net income, pro-forma	$10,091

Earnings per share:
Basic - as reported	$0.32
Basic - pro-forma	$0.30

Diluted - as reported	$0.31
Diluted - pro-forma	$0.29

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards. As of April 29, 2006, the Company had only granted awards in the form of stock options and restricted stock. Restricted stock awards and options to purchase our common stock have been granted to officers, directors and key employees. Beginning with the adoption of the 2005 Equity Incentive Plan effective July 1, 2005, a greater proportion of the awards granted to employees, including executive employees, were restricted stock awards as opposed to stock options when compared to grants made in prior years. We also currently have one performance based award to our Chief Executive Officer and expect the Board will grant more performance based awards to key employees in the future. The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.

The compensation costs that have been charged against income for these plans were as follows for the thirteen weeks ended April 29, 2006 (in thousands):

Stock-based compensation expense by type:
Stock options	$530
Restricted stock awards	116
Employee stock purchase	36
Director deferred compensation	7
Total stock-based compensation expense	689
Tax benefit recognized	259
Stock-based compensation expense, net of tax	$430

In accordance with Staff Accounting Bulletin No. 107 issued March 2005, share-based plan expense has been included in general and administrative expense since it is incentive compensation issued primarily to our executives. Certain other deferred stock compensation plans are also reflected in general and administrative expense.

Prior to the adoption of SFAS No. 123R, we presented the benefit of all tax deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $2.2 million, which were classified as a financing cash inflow in the thirteen weeks ended April 29, 2006, would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

The tax benefit recognized in our condensed consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period. The actual tax benefit realized for the deductions considered on our tax returns through April 29, 2006, was from option exercises and totaled $2.2 million. There was no capitalized stock-based compensation cost.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of our common stock on the last trading day preceding the date of grant. Vesting and expiration provisions vary between equity plans. Grants awarded to employees under the original 1996 Plan, as amended, vest over a five year period in equal installments beginning on the first anniversary of the grant date and expire ten years from the date of grant. Grants awarded to employees under the Incentive Plan vest over a four year period in equal installments beginning on the first anniversary of the grant date and expire in eight years from the date of grant with the exception of a grant made on August 18, 2005, whose provisions provided for the five year vesting schedule and ten year term described in the 1996 Plan. Grants awarded to outside directors under both the Director Plan and the New Director Plan, vest immediately upon grant and expire on the tenth anniversary of the date of grant.

Following is the weighted average fair value of each option granted during the thirteen weeks ended April 29, 2006. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the period:

Grant date	2/22/2006	3/31/2006
Weighted average fair value at grant date	$12.89	$13.85
Expected option life (years)	4.77	4.77
Expected volatility	41.00%	41.00%
Risk-free interest rate	4.58%	4.82%
Dividend yield	None	None

We calculate the expected term for our stock options based on historical employee exercise behavior. The increase in our stock price in recent years has led to a pattern of earlier exercise by employees. We also expect the reduction of the contractual term from 10 years to 8 years to facilitate the pattern of earlier exercise by employees, therefore contributing to a gradual decline in the average expected term in future periods.

The volatility used to value stock options is based on historical volatility. We calculate historical volatility using an average calculation methodology based on daily price intervals as measured over the expected term of the option. We have consistently applied this methodology since our adoption of the original disclosure provisions of SFAS No. 123.

We base the risk-free interest rate on a traded zero-coupon U.S. Treasury bond with a term equal to the option’s expected term. The dividend yield is assumed to be zero since we have no current plan to declare dividends.

Activity for our employee option plans for the thirteen weeks ended April 29, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ 000's)
Options outstanding at January 28, 2006	1,568,900	$12.58
Granted	144,564	31.01
Exercised	(236,494)	7.57
Forfeited	(2,169)	12.53
Options outstanding at April 29, 2006	1,474,801	$15.19	7.33	$22,300
Exercisable at April 29, 2006	562,253	$ 9.90	6.47	$11,477

The weighted average grant fair value of options granted during the thirteen weeks ended April 29, 2006 was $12.90. The compensation expense included in general and administrative expense and recognized during the period was $0.5 million before the recognized income tax benefit of $0.2 million.

The total intrinsic value of stock options exercised during the thirteen weeks ended April 29, 2006 and April 30, 2005 was $5.8 million and $0.3 million, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total cash received from these option exercises during the first quarter of fiscal 2007 and 2006 was $1.8 million and $0.2 million, respectively, and the excess tax benefit realized for the tax deductions from these option exercises was $2.2 million and $0.1 million, respectively, and is included in cash flows from financing activities for the thirteen weeks ended April 29, 2006 as required by SFAS No. 123R. As of April 29, 2006, there was approximately $6.8 million of unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted average period of 3.5 years.

Restricted Stock Awards

Restricted stock awards are granted with a fair value equal to the closing market price of our common stock on the last trading day preceding the date of grant. Compensation expense is recorded straight-line over the vesting period, generally five years from the date of grant.

The following table summarizes the restricted stock awards activity under all of our plans during the period:

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 28, 2006	29,100	$ 25.83
Granted	60,510	31.55
Vested	-	-
Forfeited	-	-
Restricted stock awards outstanding at April 29, 2006	89,610	$ 29.69

The weighted average grant date fair value of our restricted stock awards granted for the thirteen weeks ended April 29, 2006 was $31.55. The compensation expense included in general and administrative expense and recognized during the period was $0.1 million before the recognized income tax benefit of approximately $44,000.

There were no restricted stock awards that vested during the period. The total intrinsic value of our restricted stock awards outstanding and unvested at April 29, 2006 was $2.7 million. As of April 29, 2006, there was approximately $2.3 million of total unamortized unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.8 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the fair market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter. Our employees purchased 6,011 shares of common stock at $24.21 per share through the ESPP during the thirteen weeks ended April 29, 2006. The expense related to the ESPP during this period was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin 97-1 (“FTB 97-1”), “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” as amended by SFAS No. 123R. The assumptions used in the option pricing model for the thirteen weeks ended April 29, 2006 were: (a) expected life of 3 months (.25 years); (b) volatility of 41.0%; (c) risk-free interest rate of 3.98%; and (d) dividend yield of 0%. The weighted average grant date fair value of ESPP options granted during the thirteen weeks ended April 29, 2006 was $6.05.

The compensation expense included in general and administrative expense and recognized during the period was approximately $36,000 before the recognized income tax benefit of approximately $14,000. Prior to the adoption of SFAS No. 123R, the ESPP was considered noncompensatory and no expense was recorded in the condensed consolidated statement of operations.

Director Deferred Compensation

Under the Deferred Plan, outside non-employee directors can elect to defer all or a portion of their board fees into stock options or deferred stock units. Those fees deferred into stock options are subject to the same provisions as provided for in the Director Plan and are expensed and accounted for accordingly. Director fees deferred into our common stock are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share. The total annual retainer for non-employee directors that is not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, is expensed as incurred in all periods presented.

The compensation expense included in general and administrative expense and recognized during the period was approximately $7,000 before the recognized income tax benefit of approximately $3,000.

4. Earnings Per Share

Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Diluted EPS has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock options, if dilutive, in each respective period.

The following table sets forth the computation of basic and diluted earning per share:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Net income, in thousands	$11,523	$10,701
Weighted average number of common shares outstanding	32,477,692	33,963,797
Effect of dilutive securities:
Stock options	608,880	792,948
Restricted stock	44,404	-
Weighted average number of common shares - dilutive	33,130,976	34,756,745

Earnings per share:
Basic	$0.35	$0.32
Diluted	$0.35	$0.31

In calculating diluted earnings per share for the thirteen weeks ended April 29, 2006, options to purchase 309,697 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. In calculating diluted earnings per share for the thirteen weeks ended April 30, 2005, options to purchase 4,500 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

5. Stock Split

On August 18, 2005, our Board of Directors declared a three-for-two stock split of our common stock in the form of a 50% stock dividend, payable on or about September 27, 2005 to stockholders of record on September 9, 2005. All share and per share data presented in this document reflect the effects of this split.

6. Stock Repurchase Plan

In August 2004, our Board of Directors authorized the repurchase of up to $30.0 million of our outstanding common stock. The repurchase authorization was increased by our Board in November 2004 to $40.0 million, in August 2005 to $60.0 million and again in November 2005 to $100.0 million. Stock repurchases may be made until August 18, 2006, and may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions at the discretion of our management. Under this authorization, we have approximately $20.6 million available for stock repurchase as of April 29, 2006.

For the thirteen weeks ended April 29, 2006, we repurchased 481,700 shares at a cost of approximately $15.0 million bringing the total shares repurchased to 3,609,400 shares at a cost of approximately $79.4 million.

7. Properties

We currently lease all of our existing 560 store locations and expect that our policy of leasing rather than owning will continue as we expand. We believe that our lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

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

We operate our 560 stores in 22 contiguous states. Of these stores, 211 are located in malls and 349 are located in strip-shopping centers which are generally the center of commerce and which are usually anchored by a Wal-Mart store.

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

9. Commitments and Contingencies

Lease Commitments.

We lease the premises for our retail sporting goods stores under non-cancelable operating leases having initial or remaining terms of more than one year. The leases typically provide for terms of five to ten years with options on the part of Hibbett to extend. Many of our leases contain scheduled increases in annual rent payments and the majority of our leases also require us to pay maintenance, insurance and real estate taxes. Additionally, many of the lease agreements contain tenant improvement allowances, rent holidays and/or rent escalation clauses (contingent rentals). For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of our intended use.

Most of our retail store leases contain provisions that allow for early termination of the lease by either party if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, in some cases, the unamortized portion of any landlord allowances related to that property would be payable to the landlord.

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

Incentive Bonuses.

Specified officers and employees of our Company are entitled to incentive bonuses, primarily based on net earnings of our Company or particular operations thereof. In addition, on March 8, 2006, the Compensation Committee (“Committee”) of the Board of Directors of our Company approved performance criteria for the special award of restricted stock to Michael J. Newsome, Chairman and Chief Executive Officer of our Company, under the Incentive Plan if the performance targets with respect to future gross sales of our Company are met. At April 29, 2006 and April 30, 2005, there was $600,000 and $613,000 of bonus related expense included in accrued expenses, respectively. The special award of restricted stock is being expensed under the provisions of SFAS No. 123R and assumes that the performance conditions set within will be met.

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

The Company cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved. As of April 29, 2006 and January 28, 2006, no loss amount had been accrued because a loss is not considered probable or estimable.

From time to time, the Company enters into certain types of agreements that require the Company to indemnify parties against third party claims under certain circumstances. Generally these agreements relate to: (a) agreements with vendors and suppliers under which the Company may provide customary indemnification to its vendors and suppliers in respect of actions they take at the Company’s request or otherwise on its behalf; (b) agreements to indemnify vendors against trademark and copyright infringement claims concerning merchandise manufactured specifically for or on behalf of the Company; (c) real estate leases, under which the Company may agree to indemnify the lessors from claims arising from the Company’s use of the property; and (d) agreements with the Company’s directors, officers and employees, under which the Company may agree to indemnify such persons for liabilities arising out of their relationship with the Company. The Company has directors and officer’s liability insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by the Company with respect to its directors and officers up to specified limits and subject to certain deductibles.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hibbett Sporting Goods, Inc. (“Company” or “we” or “us” or “Hibbett” ) operates sporting goods stores in small to mid-sized markets, predominantly in the Sunbelt, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of April 29, 2006, we operated a total of 560 retail stores composed of 538 Hibbett Sports stores, 18 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 22 states.

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

We historically have comparable store sales increases in the low to mid-single digit range, and we plan to increase total company-wide square footage by approximately 15% in fiscal 2007. We believe total sales percentage growth will be in the low to mid teens in fiscal 2007. Over the past several years, we have increased our product margin due to improved vendor discounts, fewer retail reductions, increased efficiencies in logistics and favorable leveraging of store occupancy. We expect gross profit to increase 15 to 20 basis points in fiscal 2007 attributable to vendor leveraging and continued improvement of inventory turns.

Due to our increased sales, we have historically leveraged our store operating, selling and administrative expenses. With our expected sales increase, we plan to leverage operating, selling and administrative expenses 10 to 20 basis points, prior to considering the impact of SFAS No. 123R, in fiscal 2007. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, provide capital expenditures for both distribution center and technology upgrade projects and to repurchase our Company stock.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal years ended February 3, 2007, will include 53 weeks of operations, while the fiscal year ended January 28, 2006, includes 52 weeks of operations. We have been incorporated under the laws of the State of Delaware since October 6, 1996.

Results of Operations

The following table sets forth condensed consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005
Sales, net	100.0%	100.0%
Cost of goods sold, including distribution center
and store occupancy costs	65.2	65.6
Gross profit	34.8	34.4

Store operating, selling and administrative
expenses	18.4	17.7
Depreciation and amortization	2.1	2.1
Operating income	14.3	14.6

Interest income	0.3	0.3
Interest expense	-	-
Interest income, net	0.3	0.3

Income before provision for income taxes	14.6	14.9

Provision for income taxes	5.5	5.6
Net income	9.1%	9.3%

Thirteen Weeks Ended April 29, 2006 Compared to Thirteen Weeks Ended April 30, 2005

Net sales. Net sales increased $12.1 million, or 10.5%, to $126.9 million for the thirteen weeks ended April 29, 2006 from $114.8 million for the comparable period in the prior year. We attribute this increase to the following factors:

•

We opened 73 Hibbett Sports stores and closed 6 in the 52-weeks ended April 29, 2006. New stores and stores not in the comparable store net sales calculation accounted for $12.1 million of the increase in net sales.

•	We experienced a decrease in comparable store net sales for the thirteen weeks ended April 30, 2005 of 0.07%.

We believe the slight decrease in comparable store sales was driven primarily by lower than planned inventory levels in February, as well as softness in footwear and fitness categories offset with overall gains in the apparel and team equipment categories.

•

Apparel had a slight increase in sales as compared to the prior year. Activewear sales outpaced licensed sales with strong gains in the urban, youth and performance product categories. While NFL licensed product sales were strong, they did not compensate for decreases in NBA licensed apparel.

•

Footwear had a slight increase over the 16.0% sales gain in the prior year. This was primarily driven by the youth and cleated categories and offset by a fashion shift away from white leather impacting sales of the classic category.

•	Equipment sales were down slightly. Increases in team sports, primarily baseball and soccer, were offset by strong year over year comparisons in Baller Bands and Ab Loungers.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $44.1 million, or 34.8% of net sales, in the thirteen weeks ended April 29, 2006, compared with $39.5 million, or 34.4% of net sales, in the same period of the prior fiscal year. This year’s gross profit increase is primarily attributable to reductions in markdown rate in dollars and reduced inbound freight costs. Occupancy, as a percent to net sales, remained flat year over year at 8.5%. Warehouse costs increased slightly by 7 basis points, primarily due to the flat comparable sales as well as an increase of 4 basis points in fuel costs.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $23.3 million, or 18.4% of net sales, for the thirteen weeks ended April 29, 2006, compared to $20.3 million, or 17.7% of net sales, for the comparable period a year ago. We attribute this increase to the following factors:

•	Stock-based compensation accounted for 54 basis points compared to no associated costs in the same period last year.
•	Corporate salary and benefit expenses increased by 33 basis points as we continue to grow our corporate infrastructure to support our continued store growth.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.1% in the thirteen weeks ended April 29, 2006 and April 30, 2005.

Provision for income taxes. Provision for income taxes as a percentage of net sales was 5.5% in the thirteen weeks ended April 29, 2006, compared to 5.6% for the thirteen weeks ended April 30, 2005. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.5% for the thirteen weeks ended April 29, 2006 and April 30, 2005.

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

Our Statements of Cash Flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005

Net cash provided by operating activities:	$1,458	$5,631

Cash flows provided by (used in) investing activities:
Capital expenditures	$(3,018)	$(2,924)
Sale of short-term investments, net	1,800	-
Proceeds from sales of property and equipment	19	25

Net cash used in investing activities:	$(1,199)	$(2,899)

Cash flows provided by (used in) financing activities:
Cash used for stock repurchases	$(14,998)	$(423)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	1,937	234
Excess tax benefit from stock option exercises	2,193	-

Net cash used in financing activities:	$(10,868)	$(189)

Net income levels combined with fluctuations in inventory and accounts payable balances have historically driven net cash provided by operating activities. Inventory levels increased this period compared to the same thirteen weeks last year, but continue to decrease on a per store basis as inventory turns continue to improve. We financed this increase in total inventory primarily through cash generated from operations. Accordingly, net cash provided by operating activities was $1.5 million for the thirteen weeks ended April 29, 2006 compared with net cash provided by operating activities of $5.6 million for the thirteen weeks ended April 30, 2005.

With respect to net cash used in investing activities, capital expenditures were $3.0 million in the thirteen weeks ended April 29, 2006 compared with $2.9 million for the same thirteen weeks ended April 30, 2005. Capital expenditures were primarily related to the opening of fourteen new stores, the refurbishing of existing stores and the purchasing of corporate assets, including automobiles, warehouse equipment and technology upgrades. Our net redemption of short-term investments was $1.8 million in the thirteen weeks ended April 29, 2006 compared to no activity in the thirteen weeks ended April 30, 2005.

We estimate the cash outlay for capital expenditures in fiscal 2007 will be approximately $18.8 million, which relates to the opening of approximately 80 to 85 Hibbett Sports stores (exclusive of store closings), remodeling of selected existing stores, the JDA Merchandising System and various improvements at our headquarters and distribution center. As of April 29, 2006, we have approximately $2.0 million remaining on our commitment related to the JDA Merchandising System.

Net cash used in financing activities was $10.9 million in the thirteen weeks ended April 29, 2006 compared $0.2 million in the prior year period. The cash fluctuation as compared to the same period last fiscal year was primarily the result of the repurchase of our common stock. In the thirteen weeks ended April 29, 2006 we expended $15.0 million on repurchases of our common stock.

We have unsecured revolving credit facilities that allow borrowings up to $15.0 million and $10.0 million and which renew annually in November. Under the provisions of these facilities, we can draw down funds when our main operating account falls below $100,000. Neither facility requires a commitment or agency fee nor are there any covenant restrictions. We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us. As of April 29, 2006 we had no debt outstanding under these facilities.

For the majority of fiscal 2006, we had an unsecured revolving credit facility that allowed borrowings up to $25.0 million and which expired November 5, 2005. The credit facility was subject to renewal every two years. Under the provisions of this facility, we paid a commitment fee of $10,000 annually and could draw down funds when the balance of our main operating account fell below $100,000. As of April 30, 2005, we had no debt outstanding under this facility.

Based on our current operating and store opening plans, management believes we can adequately fund our cash needs for the foreseeable future through cash generated from operations.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of April 29, 2006. All purchase obligations are cancelable and therefore not considered a contractual obligation.

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

A Warning About Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “target” or “estimate.” For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales increases, net sales growth and earnings growth;
•	our growth, including our plans to add, expand or relocate stores and square footage growth and our market’s ability to support such growth;
•	the possible effect of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our ability and plans to renew our revolving credit facilities;
•	our gross profit margin and earnings and our ability to leverage store operating, selling and administrative expenses and offset other operating expenses;
•	our seasonal sales patterns;
•	our ability to renew or replace store leases satisfactorily;
•

our estimates and assumptions as they relate to accruals, inventory valuations, dividends, carrying amount of financial instruments and fair value of options and other stock-based compensation as well as our estimates of economic and useful lives of depreciable assets and leases;

•	our expectations concerning future stock-based award types;

•	the possible effect of inflation and other economic changes on our costs and profitability;
•	our analysis of trends as related to earnings performance;
•	our target market presence and its expected impact on our sales growth.

You should assume that the information appearing in this report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors,” “Business” and “Properties” in our Form 10-K dated April 13, 2006.

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

At April 29, 2006, we had no borrowings outstanding under our credit facilities. At no time during the thirteen weeks ended April 29, 2006, did we incur any borrowings against our credit facility nor incur any interest expense. A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 29, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of April 29, 2006, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

We have not identified any change in our internal control over financial reporting that occurred during the period ended April 29, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is also party to other legal proceedings incidental to its business. The Company does not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on its business or financial condition. The Company cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved. As of April 29, 2006, no loss amount has been accrued because a loss is not considered probable or estimable.

ITEM 1A. Risk Factors

In addition to the “Warning About Forward-Looking Statements” on page 18 and other information set forth in this report, you should carefully consider the disclosure in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2006, as filed on April 13, 2006 with the SEC, discussing factors which could materially affect our business, financial condition or future results. There have not been material changes in such factors since such filing.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks and quarter ended April 29, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs ($000's)
As of January 28, 2006	3,127,700	$ 20.58	3,127,700	$ 35,626
January 29, 2006 to February 25, 2006	153,700	30.30	153,700	30,969
February 26, 2006 to April 1, 2006	175,500	32.32	175,500	25,297
April 2, 2006 to April 29, 2006	152,500	30.61	152,500	20,628
Quarter Ended April 29, 2006	481,700	26.45	481,700
TOTAL	3,609,400	$ 21.99	3,609,400	$ 20,628

In August 2004, the Board of Directors authorized a plan to repurchase up to $30.0 million of our common stock. In November 2004, the Board of Directors increased the maximum authorization to $40.0 million. In August 2005, the Board of Directors increased the maximum authorization under such plan to $60.0 million and extended the repurchase date through August 2006. In November 2005, the Board of Directors increased the maximum authorization under such plan to $100.0 million of which approximately $79.4 million had been expended through April 29, 2006. Stock repurchases under this plan can be made through August 2006.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit No.

10.1

Salary and incentives approval by Board of Directors to Company Named Executives, dated as of February 22, 2006; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2006.

10.2

Approval by Company’s Board of Directors of award of restricted stock to Chief Executive Officer and Chairman of the Board, Michael J. Newsome, dated as of March 8, 2006; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2006.

10.3

Approval by Company’s Board of Directors of provision for post-retirement health insurance coverage to Chief Executive Officer and Chairman of the Board, Michael J. Newsome, and his wife, dated as of March 8, 2006; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2006.

10.4

Additional incentive approval by Board of Directors to Company Named Executives, dated as of March 24, 2006; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2006.

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

HIBBETT SPORTING GOODS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Vice President & Chief Financial Officer
Date: June 7, 2006		(Principal Financial Officer)

Exhibit Index

10.1

Salary and incentives approval by Board of Directors to Company Named Executives, dated as of February 22, 2006; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2006.

10.2

Approval by Company’s Board of Directors of award of restricted stock to Chief Executive Officer and Chairman of the Board, Michael J. Newsome, dated as of March 8, 2006; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2006.

10.3

Approval by Company’s Board of Directors of provision for post-retirement health insurance coverage to Chief Executive Officer and Chairman of the Board, Michael J. Newsome, and his wife, dated as of March 8, 2006; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2006.

10.4

Additional incentive approval by Board of Directors to Company Named Executives, dated as of March 24, 2006; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2006.

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Michael J. Newsome
Michael J. Newsome
Chief Executive Officer and Chairman of the
Date: June 7, 2006	Board (Principal Executive Officer)

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Gary A. Smith, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Hibbett Sporting Goods, Inc and Subsidiaries.

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Gary A. Smith
Gary A. Smith
Vice President and Chief Financial Officer
Date: June 7, 2006	(Principal Financial Officer)

Exhibit 32.1

Section 1350 Certification of Chief Executive Officer

In connection with the Quarterly Report on Form 10-Q of Hibbett Sporting Goods, Inc. and Subsidiaries (the “Company”) for the period ended April 29, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officer certifies, to the best knowledge and belief of such officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Quarterly Report on Form 10-Q of the Company for the period ended April 29, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934 as amended; and

(ii)	the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.

/s/ Michael J. Newsome
Michael J. Newsome
Chief Executive Officer and Chairman of the
Date: June 7, 2006	Board (Principal Executive Officer)

Exhibit 32.2

Section 1350 Certification of Chief Financial Officer

In connection with the Quarterly Report on Form 10-Q of Hibbett Sporting Goods, Inc. and Subsidiaries (the “Company”) for the period ended April 29, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned officer certifies, to the best knowledge and belief of such officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(i)

the Quarterly Report on Form 10-Q of the Company for the period ended April 29, 2006 (the “Report”) fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)	the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Company.

/s/ Gary A. Smith
Gary A. Smith
Vice President and Chief Financial Officer
Date: June 7, 2006	(Principal Financial Officer)