Form 10-Q
period 2006-07-29
HIBBETT SPORTING GOODS INC
filed 2006-09-07
CIK 1017480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	July 29, 2006

or

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________________________ to __________________________

COMMISSION FILE NUMBER:   000-20969

HIBBETT SPORTING GOODS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation or organization	63-1074067 (I.R.S. Employer Identification No.)

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

Shares of common stock, par value $.01 per share, outstanding as of September 5, 2006, were 32,034,498 shares.

HIBBETT SPORTING GOODS, INC.

INDEX
		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
	Unaudited Condensed Consolidated Balance Sheets at July 29, 2006 and January 28, 2006	1

	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended July 29, 2006 and July 30, 2005	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 29, 2006 and July 30, 2005	3

	Unaudited Condensed Consolidated Statement of Stockholders’ Investment for the Twenty-Six Weeks Ended July 29, 2006 and the fiscal year ended January 28, 2006	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4.	Controls and Procedures.	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	24

Item 1A.	Risk Factors.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3.	Defaults Upon Senior Securities.	25

Item 4.	Submission of Matters to a Vote of Security Holders.	25

Item 5.	Other Information.	25

Item 6.	Exhibits.	25

	Signature	27

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	July 29, 2006	January 28, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,962	$25,944
Short-term investments	502	13,227
Accounts receivable, net	4,935	4,745
Inventories	131,168	108,862
Prepaid expenses and other	7,073	1,495
Deferred income taxes	1,272	1,203
Total current assets	149,912	155,476

Property and Equipment:
Land and building	245	245
Equipment	31,158	29,716
Furniture and fixtures	17,707	17,037
Leasehold improvements	47,360	44,815
Construction in progress	2,406	1,737
	98,876	93,550
Less accumulated depreciation & amortization	60,247	55,905
Total property and equipment	38,629	37,645

Non-current assets:
Deferred income taxes	3,394	2,548
Other, net	187	160
Total non-current assets	3,581	2,708
Total Assets	$192,122	$195,829

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$45,049	$45,929
Accrued income taxes	--	563
Short-term debt	113	--
Accrued expenses:
Payroll-related	3,891	5,555
Deferred rent	3,446	3,325
Other	2,099	1,481
Total current liabilites	54,598	56,853
Non-current liabilities:
Deferred rent	14,708	14,203
Other	36	--
Total non-current liabilities	14,744	14,203
Stockholders' Investment:
Preferred stock, $.01 par value 1,000,000 shares authorized, no shares issued	--	--
Common stock, $.01 par value, 80,000,000 shares authorized, 35,987,441 and 35,734,752 shares issued at July 29, 2006 and January 28, 2006, respectively	360	357
Paid-in capital	80,892	75,166
Retained earnings	129,167	113,624
Treasury stock at cost, 3,953,413 and 3,127,700 shares at July 29, 2006 and January 28, 2006, respectively	(87,639)	(64,374)
Total stockholders' investment	122,780	124,773
Total Liabilities and Stockholders' Investment	$192,122	$195,829

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	$104,363	$94,024	$231,277	$208,848
Cost of goods sold, including distribution center and store occupancy costs	71,671	64,442	154,445	139,727
Gross profit	32,692	29,582	76,832	69,121

Store operating, selling and administrative expenses	23,517	19,847	46,827	40,128
Depreciation and amortization	2,750	2,494	5,455	4,948
Operating income	6,425	7,241	24,550	24,045

Interest income	130	305	455	632
Interest expense	(19)	(8)	(23)	(16)
Interest income, net	111	297	432	616
Income before provision for income taxes	6,536	7,538	24,982	24,661

Provision for income taxes	2,516	2,679	9,439	9,100
Net income	$4,020	$4,859	$15,543	$15,561

Basic earnings per share	$0.12	$0.14	$0.48	$0.46
Diluted earnings per share	$0.12	$0.14	$0.47	$0.45

Weighted average shares outstanding:
Basic	32,204,971	34,205,796	32,341,331	34,084,796
Diluted	32,656,150	35,135,074	32,893,563	34,945,909

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands, Except Share Information)

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2006	2005
Cash flows From Operating Activities:
Net income	$15,543	$15,561
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,455	4,948
Deferred income taxes	(915)	(1,857)
Excess tax benefit from stock option exercises	(2,232)	--
Loss on disposal of assets, net	275	187
Stock-based compensation expense	1,437	--
Change in operating assets and liabilities	(27,701)	(17,982)
Net cash (used in) provided by operating activities	(8,138)	857
Cash Flows From Investing Activities:
Sale (purchase) of short-term investments, net	12,725	(17,772)
Capital expenditures	(6,728)	(6,879)
Proceeds from sale of property and equipment	19	27
Net cash provided by (used in) investing activities	6,016	(24,624)
Cash Flows From Financing Activities:
Cash used for stock repurchases	(23,265)	(6,405)
Excess tax benefit from stock option exercises	2,232	--
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	2,060	2,958
Revolving loan activity, net	113	--
Net cash used in financing activities	(18,860)	(3,447)
Net decrease in cash and cash equivalents	(20,982)	(27,214)
Cash and cash equivalents, beginning of period	25,944	58,342
Cash and cash equivalents, end of period	$4,962	$31,128
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$23	$16
Income taxes, net of refunds	$14,259	$12,361
Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation, pre-tax	$17	$--
Shares awarded to satisfy deferred board compensation	628	--

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statement of Stockholders’ Investment

(Dollars in Thousands, Except Share Information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment

Balance - January 29, 2005	35,232,998	$352	$68,798	$80,000	1,268,100	$(19,111)	$130,039

Net income				33,624			33,624

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $3,023	501,754	5	6,368				6,373

Purchase of shares under the stock repurchase program					1,859,600	(45,263)	(45,263)
Balance - January 28, 2006	35,734,752	357	75,166	113,624	3,127,700	(64,374)	124,773

Net income				15,543			15,543

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $2,232	252,689	3	4,289				4,292

Purchase of shares under the stock repurchase program					825,713	(23,265)	(23,265)

Stock-based compensation			1,437				1,437
Balance - July 29, 2006	35,987,441	$360	$80,892	$129,167	3,953,413	$(87,639)	$122,780

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 28, 2006. In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of July 29, 2006 and January 28, 2006 and the results of our operations and cash flows for the periods presented.

Seasonality and Inflation

Our business follows a seasonal pattern, with historical peaks during the back-to-school and holiday periods. The seasonality of our operations may lead to significant fluctuations in certain asset, liability and income statement accounts between fiscal year-end and subsequent interim periods.

Although our operations are influenced by general economic conditions, we do not believe that inflation has a material impact on our results of operations as we are generally able to pass along inflationary increases in costs to our customers.

Business

Our Company is a publicly traded sporting goods retailer in the United States. We are an operator of sporting goods retail stores in small to mid-sized markets predominately in the Sunbelt, Mid-Atlantic and Midwest. Our fiscal year ends on the Saturday closest to January 31 of each year. Our merchandise assortment features a core selection of brand name merchandise emphasizing team sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

Principles of Consolidation

The condensed consolidated financial statements of our Company include its accounts and the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Occasionally, previously reported data is reclassified to be consistent with the current presentation. Such reclassifications have no impact on total assets or on stockholders’ investment.

Reportable Segments

Given the economic characteristics of our store formats, the similar nature of the products offered for sale, the type of customer and method of distribution, the operations of our Company are aggregated in one reportable segment as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information” and the Financial Accounting Standards Board (“FASB”) Emerging Issues Tax Force (“EITF”) Issue No. 04-10, “Applying Paragraph 19 of FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.”

Revenues from external customers by product category are impractical for us to report.

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

Vendor Arrangements

We enter into arrangements with many of our vendors that entitle us to a partial refund of the cost of merchandise purchased during the year or payments for reimbursement of certain costs we incur to advertise or otherwise promote their product. The volume-based rebates, supported by a vendor agreement, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year. This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of three months or less including commercial paper and money market funds to be cash equivalents. Amounts due from third party credit card processors for the settlement of debit and credit cards are included as cash equivalents as they are generally collected within three business days. Cash equivalents at July 29, 2006 and January 28, 2006 were $2.4 million and $22.4 million, respectively.

Short-term Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We determine the appropriate classification at the time of purchase. We held approximately $0.5 million and $13.2 million of investments in marketable securities at July 29, 2006 and January 28, 2006, respectively, which primarily consisted of auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we believe there is a ready liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our marketable securities. All income generated from these marketable securities is recorded as interest income.

Trade and Other Accounts Receivable

Trade accounts receivable at July 29, 2006 and January 28, 2006 was $1.7 million and $1.6 million, respectively, and consisted primarily of amounts due to us from sales to educational institutions and youth associations. We do not require collateral and maintain an allowance for potential probable losses based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at July 29, 2006 and January 28, 2006 was $57,000 and $45,000, respectively.

Other accounts receivable consisted primarily of tenant allowances due from landlords and cooperative advertising due from vendors, all of which are deemed to be collectible.

Inventories

Inventories are valued at the lower of cost or market using the retail inventory method of accounting, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented approximately 49.0% and 45.5% of our total purchases, while our second largest vendor, Adidas, represented approximately 10.3% and 3.9% of our total purchases for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively. The merger between Adidas and Reebok accounted for the increase in concentration of our second largest vendor between periods.

For the twenty-six weeks ended July 29, 2006 and July 30, 2005, Nike, our largest vendor, represented approximately 47.2% and 42.2% of our total purchases, while our second largest vendor, Adidas, represented approximately 9.9% and 3.2% of our total purchases, respectively. The merger between Adidas and Reebok accounted for the increase in concentration of our second largest vendor between periods.

Property and Equipment

Property and equipment are recorded at cost. Depreciation on assets is principally provided using the straight-line method over their estimated service lives (3 to 5 years for equipment, 7 years for furniture and fixtures and 39 years for buildings) or, in the case of leasehold improvements, the shorter of the initial term of the underlying leases or the estimated economic lives of the improvements (typically 3 to 10 years).

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

In March 1998, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which provides guidance on accounting for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. Our treatment of such costs is consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software. For the thirteen and twenty-six weeks ended July 29, 2006 approximately $39,000 was capitalized under SOP 98-1 associated with the implementation of our new merchandising software. For the fiscal year ended January 28, 2006 we capitalized approximately $10,500 under SOP 98-1 associated with the implementation of our new merchandising software.

Self-Insurance Accrual

We are self-insured for a significant portion of our health insurance. Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions. To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $100,000 per covered person per year or $2.0 million per year in the aggregate. As of July 29, 2006 and January 28, 2006, the accrual for these liabilities was $280,000 and was included in accrued expenses in the condensed consolidated balance sheets.

We are also self-insured for our workers’ compensation and general liability insurance up to an established deductible with a cumulative stop loss. As of July 29, 2006 and January 28, 2006, the accrual for these liabilities was $200,000 and $150,000, respectively and was included in accrued expenses in the condensed consolidated balance sheets.

Deferred Rent from Landlords

Deferred rent from landlords primarily consists of step rent and allowances from landlords related to the Company’s leased properties. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease and the receivable is reduced as amounts are received from the landlord.

On our statement of cash flows, the current portion of landlord allowances is included as a change in accrued expenses under changes in operating liabilities. The long-term portion of landlord allowances is included as a change in deferred rent, non-current under changes in operating liabilities. The liability for the current portion of unamortized landlord allowances was $2.6 million and $2.9 million at July 29, 2006 and January 28, 2006, respectively. The liability for the long-term portion of unamortized landlord allowances was $11.6 million and $11.3 million at July 29, 2006 and January 28, 2006, respectively.

Revenue Recognition

We recognize revenue, including gift card and layaway sales, in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”

Retail merchandise sales occur on-site in our retail stores. Customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on layaway. The customer may make further payments in installments, but the entire purchase price for merchandise placed on layaway must be received by the Company within 30 days. The down payment and any installments are recorded by us as short-term deferred revenue until the customer pays the entire purchase price for the merchandise. We recognize revenues at the time the customer takes possession of the merchandise. Retail sales include merchandise, net of returns and discounts and exclude sales taxes.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by the Company. Proceeds received from the issuance of gift cards are initially recorded as deferred revenue and such proceeds are subsequently recognized as revenue at the time the customer redeems such gift cards and takes possession of the merchandise. Unredeemed gift cards are recorded as a current liability.

Cost of Goods Sold

We include inbound freight charges, merchandise purchases, store occupancy costs and our distribution costs related to our retail business in cost of goods sold. Outbound freight charges associated with moving merchandise to and between stores are included in store operating, selling and administrative expenses.

Sales Returns, net

Net sales returns were approximately $2.6 million and $2.3 million for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively.

Net sales returns were $5.8 million and $5.1 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. As of July 29, 2006 and January 28, 2006, the accrual for the effect of estimated returns on pre-tax income was $147,500 and $113,000, respectively, and was included in accrued expenses in the condensed consolidated balance sheets.

Store Opening and Closing Costs

New store opening costs, including pre-opening costs, are charged to expense as incurred. Store opening costs primarily include payroll expenses, training costs and straight-line rent expenses. All pre-opening costs are included in store operating, selling and administrative expenses as a part of operating expenses.

We consider individual store closings to be a normal part of operations and regularly review store performance against expectations. Stores not meeting pre-determined investment expectations established by management are subject to closure and costs associated with store closings are recognized at the time of closing or when a liability has been incurred.

Advertising

We expense advertising costs when incurred. We participate in various advertising and marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned.

The following table presents the components of our advertising expense (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Gross advertising costs	$1,635	$1,376	$3,009	$2,502
Advertising reimbursements	(1,212)	(1,045)	(2,323)	(1,963)
Net advertising costs	$423	$331	$686	$539

Fair Value of Financial Instruments

In preparing disclosures about the fair value of financial instruments, we believe that the carrying amount approximates fair value for cash and cash equivalents, short-term investments, receivables, inventories and accounts payable, because of the short maturities of those instruments.

2. Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the financial statement effects of a tax position should initially be recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any, of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings in the period of adoption. We are currently evaluating the impact that the adoption of FIN No. 48 will have on our condensed consolidated financial statements.

In June 2006, the EITF issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” that provides guidance on the financial statement presentation of taxes, such as sales and use taxes, assessed by governmental authorities. EITF No. 06-3 addresses taxes assessed concurrently with related revenues and does not apply to taxes based on gross receipts or total revenues. Under EITF No. 06-3, either a gross or net accounting treatment may be applied. Under the gross method, the amount of taxes included in revenue for the period, if significant, should be disclosed, and SFAS No. 154, “Accounting Changes and Error Corrections,” must be considered if the Company changes its method of accounting for taxes. Under the net method, revenues are recorded net of taxes on the income statement. EITF No. 06-3 is effective for the first reporting period after December 15, 2006. Our current accounting treatment of taxes is under the net method and therefore adoption of this EITF will not have an impact on our condensed consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This guidance requires rental costs during the construction period to be recognized as rental expense as opposed to being capitalized. FSP No. 13-1 is effective for the first reporting period after December 15, 2005. Our existing lease accounting practices complied with this guidance, and adoption of this FSP did not have an impact on our condensed consolidated financial statements.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN No. 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on our condensed consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments,” which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as an expense in the income statement. SFAS No. 123R generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued SAB No. 107, which provided the staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and also the valuation of share-based payment arrangements for public companies. We adopted SFAS No. 123R effective January 29, 2006 using the modified prospective transition method. This method requires that compensation cost be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123, “Accounting for Stock-Based Compensation, ” pro-forma disclosures. The impact of SFAS No. 123R on our condensed consolidated statement of operations in fiscal 2007 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. We incurred an incremental expense of $0.7 million, or approximately $0.01 per diluted share, during the thirteen weeks and $1.4 million, or approximately $0.03 per diluted share, during the twenty-six weeks ended July 29, 2006 as a result of the adoption of SFAS No. 123R. See Note 3, Stock-Based Compensation Plans, for further information regarding stock-based compensation.

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

3. Stock-Based Compensation Plans

At July 29, 2006, we had four stock-based compensation plans:

(a)

The 2005 Equity Incentive Plan (“Incentive Plan”) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion. The Incentive Plan authorizes grants of equity awards of up to 1,233,159 authorized but unissued shares of common stock which includes 483,159 shares carried forward from the original 1996 Stock Option Plan (“1996 Plan”), as amended, plus an additional 750,000 shares approved for issuance effective July 1, 2005. At July 29, 2006, there were 988,682 shares available for grant under the Incentive Plan.

(b)

The 2005 Employee Stock Purchase Plan (“ESPP”) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. At July 29, 2006, there were 185,745 shares available for purchase under the ESPP.

(c)

The 2005 Director Deferred Compensation Plan (“Deferred Plan”) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options. The Deferred Plan authorizes grants of stock up to 112,500 authorized but unissued shares of common stock. At July 29, 2006, there were 111,291 shares available for grant under the Deferred Plan.

(d)

The 2006 Non-Employee Director Equity Plan (“DEP”) provides for grants of equity awards to non-employee directors. The DEP authorizes grants of equity awards of up to 672,975 authorized but unissued shares of common stock which includes 172,975 shares carried forward from the original Stock Plan for Outside Directors (“Director Plan”), plus an additional 500,000 shares approved for issuance effective June 1, 2006. At July 29, 2006, there were 670,185 shares available for grant under the DEP.

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

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost recognized in the period ended July 29, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with various assumptions used for new grants as described below. Compensation expense for new stock options and nonvested equity awards is recognized on a straight-line basis over the vesting period. In accordance with the modified prospective method, results for prior periods have not been restated.

The following table illustrates the pro-forma effect on net income and earnings per share for the thirteen and twenty-six weeks ended July 30, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based compensation (in thousands, except per share data):

	Thirteen Weeks Ended July 30, 2005	Twenty-Six Weeks Ended July 30, 2005
Net income, as reported	$4,859	$15,561
Add: Stock-based employee compensation expense, included in the determination of net income, net of tax	--	--
Deduct: Stock-based employee compensation expense, determined under the fair value based method for all awards, net of tax	(144)	(534)
Net income, pro-forma	$4,715	$15,027

Earnings per share:
Basic - as reported	$0.14	$0.46
Basic - pro-forma	$0.14	$0.44

Diluted - as reported	$0.14	$0.45
Diluted - pro-forma	$0.14	$0.43

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards. As of July 29, 2006, the Company had only granted awards in the form of stock options and restricted stock. Restricted stock awards and options to purchase our common stock have been granted to officers, directors and key employees. Beginning with the adoption of the 2005 Equity Incentive Plan effective July 1, 2005, a greater proportion of the awards granted to employees, including executive employees, were restricted stock awards as opposed to stock options when compared to grants made in prior years. We also currently have one performance-based award to our Chief Executive Officer and expect the Board will grant more performance-based awards to key employees in the future. The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.

The compensation costs that have been charged against income for these plans were as follows for the thirteen and twenty-six weeks ended July 29, 2006 (in thousands):

	Thirteen	Twenty-Six
	Weeks Ended	Weeks Ended
Stock-based compensation expense by type:
Stock options	$553	$1,083
Restricted stock awards	164	281
Employee stock purchase	20	56
Director deferred compensation	10	17
Total stock-based compensation expense	747	1,437
Tax benefit recognized	288	543
Stock-based compensation expense, net of tax	$459	$894

In accordance with SAB No. 107 issued in March 2005, share-based plan expense has been included in general and administrative expense since it is incentive compensation. Certain other deferred stock compensation plans are also reflected in general and administrative expense.

Prior to the adoption of SFAS No. 123R, we presented the benefit of all tax deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of grant-date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $2.2 million, which were classified as a financing cash inflow in the twenty-six weeks ended July 29, 2006, would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

The tax benefit recognized in our condensed consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period. The actual tax benefit realized for the deductions considered on our tax returns through July 29, 2006, was from option exercises and totaled $2.2 million. There was no capitalized stock-based compensation cost.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of our common stock on the last trading day preceding the date of grant. Vesting and expiration provisions vary between equity plans. Grants awarded to employees under the original 1996 Plan, as amended, vest over a five year period in equal installments beginning on the first anniversary of the grant date and expire ten years from the date of grant. Grants awarded to employees under the Incentive Plan vest over a four year period in equal installments beginning on the first anniversary of the grant date and expire in eight years from the date of grant with the exception of a grant made on August 18, 2005, whose provisions provided for the five year vesting schedule and ten year term described in the 1996 Plan. Grants awarded to outside directors under both the DEP and Director Plan, vest immediately upon grant and expire on the tenth anniversary of the date of grant.

Following is the weighted average fair value of each option granted during the twenty-six weeks ended July 29, 2006. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the period:

	Twenty-Six Weeks Ended
	Quarter 2	Quarter 1
	July 29, 2006	April 29, 2006
Grant date	6/30/2006	2/22/2006	3/31/2006
Weighted average fair value at grant date	$10.17	$12.89	$13.85
Expected option life (years)	4.77	4.77	4.77
Expected volatility	40.83%	41.00%	41.00%
Risk-free interest rate	5.10%	4.58%	4.82%
Dividend yield	None	None	None

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

Activity for our employee option plans during the twenty-six weeks ended July 29, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ 000's)
Options outstanding at January 28, 2006	1,568,900	$12.58
Granted	144,564	31.01
Exercised	(236,494)	7.57
Forfeited	(2,169)	12.53
Options outstanding at April 29, 2006	1,474,801	15.19	7.33	$22,300
Granted	2,790	23.90
Exercised	(6,320)	6.94
Forfeited	(2,087)	16.39

Options outstanding at July 29, 2006	1,469,184	$15.24	7.09	$9,400
Exercisable at July 29, 2006	617,257	$11.13	6.45	$5,600

The weighted average grant fair value of options granted during the thirteen weeks ended July 29, 2006 was $10.17. The compensation expense included in general and administrative expense and recognized during the period was $0.6 million before the recognized income tax benefit of $0.2 million.

The total intrinsic value of stock options exercised during the thirteen weeks ended July 29, 2006 and July 30, 2005 was $0.1 million and $7.3 million, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total cash received from these option exercises during the second quarter of fiscal 2007 and 2006 was $44,000 and $2.7 million, respectively.

The weighted average grant fair value of options granted during the twenty-six weeks ended July 29, 2006 was $12.85. The compensation expense included in general and administrative expense and recognized during the period was $1.1 million before the recognized income tax benefit of $0.4 million.

The total intrinsic value of stock options exercised during the twenty-six weeks ended July 29, 2006 and July 30, 2005 was $6.0 million and $7.7 million, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total cash received from these option exercises through the second quarter of fiscal 2007 and 2006 was $1.8 million and $2.8 million, respectively, and the excess tax benefit realized for the tax deductions from these option exercises was $2.2 million and $2.8 million, respectively, and is included in cash flows from financing activities for the twenty-six weeks ended July 29, 2006 as required by SFAS No. 123R. As of July 29, 2006, there was approximately $6.3 million of unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted average period of 3.3 years.

Restricted Stock Awards

Restricted stock awards are granted with a fair value equal to the closing market price of our common stock on the last trading day preceding the date of grant. Compensation expense is recorded straight-line over the vesting period. Restricted stock awards generally cliff vest five years from the date of grant.

The following table summarizes the restricted stock awards activity under all of our plans during the twenty-six week period:

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 28, 2006	29,100	$25.83
Granted	60,510	31.55
Vested	--	--
Forfeited	--	--
Restricted stock awards outstanding at April 29, 2006	89,610	$29.69
Granted	--	--
Vested	--	--
Forfeited	(55)	30.98
Restricted stock awards outstanding at July 29, 2006	89,555	$29.69

The weighted average grant date fair value of our restricted stock awards granted was $31.55 for the twenty-six weeks ended July 29, 2006. There were no restricted stock awards granted during the thirteen weeks ended July 29, 2006. The compensation expense included in general and administrative expense and recognized during the thirteen and twenty-six weeks ended July 29, 2006 was $0.2 million and $0.3 million, respectively, before the recognized income tax benefit of approximately $63,000 and $106,000, respectively.

There were no restricted stock awards that vested during the period. The total intrinsic value of our restricted stock awards outstanding and unvested at July 29, 2006 was $1.7 million. As of July 29, 2006, there was approximately $2.2 million of total unamortized unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.6 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the fair market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter. Our employees purchased 3,864 shares of common stock at $20.32 per share through the ESPP during the thirteen weeks ended July 29, 2006. The assumptions used in the option pricing model for the thirteen weeks ended July 29, 2006 were: (a) expected life of 3 months (.25 years); (b) volatility of 40.8%; (c) risk-free interest rate of 4.63%; and (d) dividend yield of 0.0%. The weighted average grant date fair value of ESPP options granted during the thirteen weeks ended July 29, 2006 was $7.04. Our employees purchased 9,875 shares of common stock at an average price of $22.69 per share during the twenty-six weeks ended July 29, 2006. The assumptions used in the option pricing model for the twenty-six weeks ended July 29, 2006 were: (a) expected life of 3 months (.25 years); (b) volatility of between 40.8% and 41.0%; (c) risk-free interest rate between 3.98% and 4.63%; and (d) dividend yield of 0.0%. The weighted average grant date fair value of ESPP options granted during the twenty-six weeks ended July 29, 2006 was $6.44.

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin (“FTB”) No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” as amended by SFAS No. 123R. The compensation expense included in general and administrative expense and recognized during the thirteen and twenty-six weeks ended July 29, 2006 was approximately $20,000 and $56,000, respectively, before the recognized income tax benefit of approximately $8,000 and $21,000, respectively. Prior to the adoption of SFAS No. 123R, the ESPP was considered noncompensatory and no expense was recorded in the condensed consolidated statement of operations.

Director Deferred Compensation

Under the Deferred Plan, outside non-employee directors can elect to defer all or a portion of their board fees into stock options or deferred stock units. Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly. Director fees deferred into our common stock are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share. The total annual retainer for non-employee directors that is not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, is expensed as incurred in all periods presented.

The compensation expense included in general and administrative expense and recognized during the thirteen and twenty-six weeks ended July 29, 2006 was approximately $10,000 and $17,000, respectively, before the recognized income tax benefit of approximately $4,000 and $6,000, respectively.

4. Earnings Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock are exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Diluted EPS has been computed based on the weighted average number of shares outstanding, including the effect of outstanding stock awards, if dilutive, in each respective period.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net income, in thousands	$4,020	$4,859	$15,543	$15,561
Weighted average number of common shares outstanding	32,204,971	34,205,796	32,341,331	34,084,796
Effect of dilutive securities:
Stock options	442,518	929,278	525,699	861,113
Restricted stock	8,661	--	26,533	--
Weighted average number of common shares - dilutive	32,656,150	35,135,074	32,893,563	34,945,909

Earnings per share:
Basic	$0.12	$0.14	$0.48	$0.46
Diluted	$0.12	$0.14	$0.47	$0.45

In calculating diluted earnings per share for the thirteen and twenty-six weeks ended July 29, 2006, options to purchase 477,853 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. In calculating diluted earnings per share for the thirteen and twenty-six weeks ended July 30, 2005, options to purchase 273,788 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

5. Stock Split

On August 18, 2005, our Board of Directors declared a three-for-two stock split of our common stock in the form of a 50% stock dividend, to holders of record on September 9, 2005, effective September 27, 2005. All share and per share data presented in this document reflect the effects of this split.

6. Stock Repurchase Plan

In August 2004, our Board of Directors authorized the repurchase of up to $30.0 million of our outstanding common stock. The repurchase authorization was increased by our Board in November 2004 to $40.0 million, in August 2005 to $60.0 million and again in November 2005 to $100.0 million. Stock repurchases may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions at the discretion of our management. Under this authorization, we have approximately $12.4 million available for stock repurchases as of July 29, 2006.

In August 2006, subsequent to the second quarter, our Board of Directors increased its authorization to repurchase our common stock by an additional $50.0 million to $150.0 million through February 2, 2008. After considering past stock repurchases, approximately $62.4 million of the total authorization remain for future stock repurchases at July 29, 2006.

For the thirteen weeks ended July 29, 2006, we repurchased 344,013 shares at a cost of approximately $8.3 million. For the twenty-six weeks ended July 29, 2006, we repurchased 825,713 shares at a cost of approximately $23.3 million bringing the total shares repurchased to 3,953,413 shares at a cost of approximately $87.6 million.

7. Properties

We currently lease all of our existing 572 store locations and expect that our policy of leasing rather than owning will continue as we expand. We believe that our leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

As current leases expire, we believe that we will be able to either obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area. For the most part, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.

Based on our beliefs that we maintain good relations with our landlords, that most of our leases are at below market rents and that we have generally been able to secure leases for suitable locations, we expect that our lease strategy will not be detrimental to our business, financial condition or results of operations.

Our corporate offices and our distribution center are leased under an operating lease expiring in 2014. We own a small warehouse located in Birmingham, Alabama.

We operate our 572 stores in 23 contiguous states, opening our first store in the state of Arizona during the thirteen weeks ended July 29, 2006. Of these stores, 214 are located in malls and 358 are located in strip-shopping centers which are generally the centers of commerce and which are usually anchored by a Wal-Mart store. Over the last two years, we have concentrated our store base growth in strip-shopping centers which we believe are the more prominent retail presence within the markets we typically target.

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

9. Commitments and Contingencies

Lease Commitments.

We lease the premises for our retail sporting goods stores under non-cancelable operating leases having initial or remaining terms of more than one year. The leases typically provide for terms of five to ten years with options on the part of Hibbett to extend. Many of our leases contain scheduled increases in annual rent payments and the majority of our leases also require us to pay maintenance, insurance and real estate taxes. Additionally, many of the lease agreements contain tenant improvement allowances, rent holidays and/or rent escalation clauses. For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of our intended use.

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

During the twenty-six weeks ended July 29, 2006, we increased our lease commitments by a net of 23 retail stores, each having initial lease termination dates between January 2009 and January 2018 as well as various office and transportation equipment. At July 29, 2006, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current operating leases and including the net 23 operating leases added during the twenty-six weeks ended July 29, 2006, were as follows (in thousands):

Remaining Fiscal 2007	$16,642
Fiscal 2008	31,070
Fiscal 2009	26,557
Fiscal 2010	21,551
Fiscal 2011	15,525
Fiscal 2012	9,887
Thereafter	23,036
TOTAL	$144,268

Additionally, in February 1996, we entered into a sale-leaseback transaction to finance our warehouse and office facilities. In December 1999, the related operating lease was amended to include the fiscal 2000 expansion of these facilities. This lease will expire in December 2014.

Incentive Bonuses

Specified officers and employees of our Company are entitled to incentive bonuses, primarily based on net earnings of our Company or particular operations thereof. In addition, on March 8, 2006, the Compensation Committee (“Committee”)

of the Board of Directors of our Company approved performance criteria for the special award of restricted stock to Michael J. Newsome, Chairman and Chief Executive Officer of our Company, under the Incentive Plan if the performance targets with respect to future gross sales of our Company are met. The special award of restricted stock is being expensed under the provisions of SFAS No. 123R and assumes that the performance conditions set within will be met. At July 29, 2006 and January 28, 2006, there was $0.8 million and $2.3 million of bonus related expense included in accrued expenses, respectively.

Legal Proceedings and Other Contingencies.

In October 2005, three former employees filed a lawsuit in Mississippi federal court alleging negligence and various violations of the Fair Labor Standards Act (“FLSA”). The violations allege that the Company improperly classified certain employees as exempt salaried employees and that we owe back wages for overtime as a result of the alleged misclassification. The suit asks the court to certify the case as a collective action under the FLSA on behalf of all similarly situated former and current employees. Plaintiffs seek to recover overtime pay, liquidated damages, declaratory relief and attorneys’ fees. Currently, the Court has not ruled upon whether or not to certify the collective action. No trial date has been scheduled. The matter is currently being defended by our insurance company under a reservation of rights.

The outcome of any litigation is inherently uncertain. At trial, the Company will bear the burden of establishing its entitlement to the exemption from the overtime requirements of the FLSA, and no assurances can be given that we will be successful. The rulings by the Court on both substantive and procedural motions and issues, including evidentiary issues at trial, may significantly affect the course and outcome of these proceedings positively or negatively for the Company. We believe that these employees are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment. We intend to vigorously defend these actions. However, no assurances can be given that we will be successful in that defense on the merits or otherwise, and, if unsuccessful, the resolution(s) could have a material adverse effect on our results of operations and our financial statements as a whole in the period of resolution.

We are also a party to other legal actions and claims arising in the ordinary course of business. We believe, based upon information currently available, that such other litigation and claims, both individually and in the aggregate, will be resolved without a material effect on our results of operations and our financial statements as a whole in the period of resolution. However, litigation involves an element of uncertainty and future developments could cause these actions or claims to have a material adverse effect on our results of operations and our financial statements as a whole in the period of resolution.

From time to time, we enter into certain types of agreements that require us to indemnify parties against third party claims under certain circumstances. Generally these agreements relate to: (a) agreements with vendors and suppliers under which we may provide customary indemnification to our vendors and suppliers in respect of actions they take at our request or otherwise on our behalf; (b) agreements to indemnify vendors against trademark and copyright infringement claims concerning merchandise manufactured specifically for or on behalf of us; (c) real estate leases, under which we may agree to indemnify the lessors from claims arising from our use of the property; and (d) agreements with our directors, officers and employees, under which we may agree to indemnify such persons for liabilities arising out of their relationship with us. We have directors and officer’s liability insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by us with respect to our directors and officers up to specified limits and subject to certain deductibles.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hibbett Sporting Goods, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the Sunbelt, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear, apparel and accessories with a high level of customer service. As of July 29, 2006, we operated a total of 572 retail stores composed of 550 Hibbett Sports stores, 18 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 23 states, opening our first store in Arizona in the second quarter of fiscal 2007.

Our primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000 square-foot store located in enclosed malls and in dominant strip centers which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store. Over the last few years, we have been concentrating our store base growth more on dominant strip centers as they are more prominent in the markets we target. We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of traditional team merchandise and a high level of customer service. We do not expect that the average size of our stores opening in fiscal 2007 will vary significantly from the average size of stores opened in fiscal 2006.

We historically have comparable store sales increases in the low to mid-single digit range, and we plan to increase total company-wide square footage by approximately 13% in fiscal 2007. We believe total sales percentage growth will be in the low to mid teens in fiscal 2007. Over the past several years, we have increased our product margin due to improved vendor discounts, fewer retail reductions, increased efficiencies in logistics and favorable leveraging of store occupancy costs. We expect gross profit to increase 15 to 20 basis points in fiscal 2007 attributable to vendor leveraging and continued improvement of inventory turns.

Due to our increased sales, we have historically leveraged our store operating, selling and administrative expenses. With our expected sales increase, we plan to leverage operating, selling and administrative expenses 5 to 10 basis points, prior to considering the impact of SFAS No. 123R, in fiscal 2007. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, to provide capital expenditures for both distribution center and technology upgrade projects and to repurchase shares of our common stock through the stock repurchase plan.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal year ended February 3, 2007, will include 53 weeks of operations, while the fiscal year ended January 28, 2006, included 52 weeks of operations. We have been incorporated under the laws of the State of Delaware since October 6, 1996.

Results of Operations

The following table sets forth condensed consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including distribution center and store occupancy costs	68.7	68.5	66.8	66.9
Gross profit	31.3	31.5	33.2	33.1

Store operating, selling and administrative expenses	22.5	21.1	20.2	19.2
Depreciation and amortization	2.6	2.7	2.4	2.4
Operating income	6.2	7.7	10.6	11.5

Interest income	0.1	0.3	0.2	0.3
Interest expense	--	--	--	--
Interest income, net	0.1	0.3	0.2	0.3

Income before provision for income taxes	6.3	8.0	10.8	11.8

Provision for income taxes	2.4	2.8	4.1	4.4
Net income	3.9%	5.2%	6.7%	7.4%

Thirteen Weeks Ended July 29, 2006 Compared to Thirteen Weeks Ended July 30, 2005

Net sales. Net sales increased $10.3 million, or 11.0%, to $104.4 million for the thirteen weeks ended July 29, 2006 from $94.0 million for the comparable period in the prior year. We attribute this increase to the following factors:

•

We opened 72 Hibbett Sports stores and closed 8 in the 52-weeks ended July 29, 2006. New stores and stores not in the comparable store net sales calculation accounted for $9.8 million of the increase in net sales during the thirteen week period.

•	We experienced a 0.6% increase in comparable store net sales for the thirteen weeks ended July 29, 2006. Higher comparable store net sales contributed $0.5 million to the increase in net sales.

The slight increase in comparable store sales is attributable to an overall positive merchandise performance in the period, offset by a shift in customer buying patterns to the third quarter due to a movement of tax-free holidays from the last week of July into August in one of our markets coupled with the introduction of tax-free holidays in three more of our markets at the beginning of August.

We experienced the following performance trends in the thirteen week period:

•	We experienced strong performance gains in football and soccer merchandise, led by Nike and Under Armour products. Other strong vendor performers were Asics, Etnies, D.C., Oakley and Heely.
•

Licensed college and professional product declined overall, but improved over their performance in the first quarter. We particularly saw improvement in NFL licensed jerseys due to the drafting and popularity of Reggie Bush and Vince Young to teams within our market.

•	We experienced a decline in popularity of women’s products.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months. During the thirteen weeks ended July 29, 2006, 484 stores were included in the comparable store sales comparison.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $32.7 million, or 31.3% of net sales, in the thirteen weeks ended July 29, 2006, compared with $29.6 million, or 31.5% of net sales, in the same period of the prior fiscal year. Our slight increase in product margin was offset by an increase in store occupancy costs and outbound transportation fuel costs as a percent to sales.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $23.5 million, or 22.5% of net sales, for the thirteen weeks ended July 29, 2006, compared to $19.8 million, or 21.1% of net sales, for the comparable period a year ago. We attribute this increase to the following factors:

•	Stock-based compensation accounted for 71 basis points compared to no associated costs in the same period last year.
•

Retail salary expenses and health insurance increased by 45 basis points as a percent to sales offset somewhat by a decrease in corporate salary expense of 21 basis points due to an adjustment in the incentive bonus accrual.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.6% in the thirteen weeks ended July 29, 2006 compared to 2.7% for the comparable period a year ago. We experienced a slight trend upwards in the terms of our new store leases which contributed to the leveraging of depreciation expense as leasehold improvements were expensed over the longer lease term which, in most cases, is less than the estimated useful life of the asset.

Provision for income taxes. Provision for income taxes as a percentage of net sales was 2.4% in the thirteen weeks ended July 29, 2006, compared to 2.8% for the thirteen weeks ended July 30, 2005. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 38.5% and 35.5% for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively. The increase in rate over last year is primarily the result of the permanent difference related to incentive stock options arising as a result of applying the provisions of SFAS No. 123R.

Twenty-Six Weeks Ended July 29, 2006 Compared to Twenty-Six Weeks Ended July 30, 2005

Net sales. Net sales increased $22.4 million, or 10.7%, to $231.3 million for the twenty-six weeks ended July 29, 2006 from $208.8 million for the comparable period in the prior year. We attribute this increase to the following factors:

•

We opened 72 Hibbett Sports stores and closed 8 in the 52-weeks ended July 29, 2006. New stores and stores not in the comparable store net sales calculation accounted for $21.5 million of the increase in net sales.

•	We experienced a 0.4% increase in comparable store net sales for the twenty-six weeks ended July 29, 2006. Higher comparable store net sales contributed $0.9 million to the increase in net sales.

The slight increase in comparable store sales is attributable to an overall positive merchandise performance in the period, offset by a shift in customer buying patterns to the third quarter due to a movement of tax-free holidays from the last week of July into August in one of our markets coupled with the introduction of tax-free holidays in three more of our markets at the beginning of August.

We experienced the following performance trends in the twenty-six week period:

•

We experienced strong performance gains in baseball, soccer and football. Key vendor performers were Nike and Under Armour in team-oriented sports. Other key vendor performers during the period were Asics, D.C., Easton and Heely.

•	We experienced a decline in the popularity of fitness equipment and some accessories.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months. During the twenty-six weeks ended July 29, 2006, 469 stores were included in the comparable store sales comparison.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $76.8 million, or 33.2% of net sales, in the twenty-six weeks ended July 29, 2006, compared with $69.1 million, or 33.1% of net sales, in the same period of the prior fiscal year. The slight increase in this year’s gross profit is primarily the result of an improvement in inventory markups and vendor allowance dollars. Occupancy, as a percent to net sales, increased primarily due to utilities expense. Warehouse costs increased slightly by 7 basis points, primarily due to the flat comparable sales as well as an increase in outbound transportation fuel costs.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $46.8 million, or 20.2% of net sales, for the twenty-six weeks ended July 29, 2006, compared to $40.1 million, or 19.2% of net sales, for the comparable period a year ago. We attribute this increase to the following factors:

•	Stock-based compensation accounted for 61 basis points compared to no associated costs in the same period last year.
•	Retail and corporate salary and health care benefit expenses increased by a combined 36 basis points as we grew our store base and our corporate infrastructure to support our continued store growth.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was flat at 2.4% in the twenty-six weeks ended July 29, 2006 and July 30, 2005.

Provision for income taxes. Provision for income taxes as a percentage of net sales was 4.1% in the twenty-six weeks ended July 29, 2006, compared to 4.4% for the twenty-six weeks ended July 30, 2005. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.8% and 36.9% for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. The increase in rate over last year is primarily the result of the permanent difference related to incentive stock options arising as a result of applying the provisions of SFAS No. 123R.

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

Our statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2006	2005

Net cash (used in) provided by operating activities:	$(8,138)	$857
Net cash provided by (used in) investing activities:	6,016	(24,624)
Net cash used in financing activities:	(18,860)	(3,447)
Net decrease in cash and cash equivalents	$(20,982)	$(27,214)

Operating Activities.

Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, such as pre-Christmas and back-to-school. Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash used in operating activities was $8.1 million for the twenty-six weeks ended July 29, 2006 compared with net cash provided by operating activities of $0.9 million for the twenty-six weeks ended July 30, 2005. Inventory levels increased this period compared to the same twenty-six weeks last year, in total and on a per store basis, due to planned inventory levels in anticipation of the back-to-school season coupled with tax-free holidays in some of our largest markets. Also, because of the tax-free holidays in four states, we experienced a shift in buyer behavior from late July to early August as we believe consumers moved their back-to-school shopping into August. This shift contributed to a flat sales performance and a slightly lower net income as compared to the same period in the prior year.

The increase in inventory during the period used $22.3 million in cash and an increase in higher federal and state estimate payments used $5.6 million. Seasonal increases in accounts payable and accrued expenses used 1.8 million of cash. Partially offsetting these uses of cash were net income of $15.5 million, non-cash charges, including depreciation and amortization expense of $5.5 million and stock-based compensation expense of $1.4 million.

Investing Activities.

Cash provided by investing activities in the twenty-six weeks ended July 29, 2006 totaled $6.0 million. Net redemption of short-term investments was $12.7 million as of July 29, 2006 compared to net purchases of short-term investments of $17.8 million as of July 30, 2005. Gross capital expenditures used $6.7 million of cash in the twenty-six weeks ended July 29, 2006. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened 29 new stores and relocated and/or remodeled 2 existing stores during the twenty-six weeks ended July 29, 2006 as compared to opening 31 new stores and relocating and/or remodeling 6 existing stores during the twenty-six weeks ended July 30, 2005.

We estimate the cash outlay for capital expenditures in fiscal 2007 will be approximately $18.8 million, which relates to the opening of approximately 82 to 88 new stores, remodeling of selected existing stores, the JDA merchandising system and various improvements at our headquarters and distribution center. Of the total budgeted dollars for capital expenditures for fiscal 2007, we anticipate that approximately 78% will be related to the opening of new stores and remodeling and or relocating existing stores. Approximately 14% will be related to information systems, including the JDA merchandising system with the remaining 8% related primarily to automobiles and security equipment for our stores.

As of July 29, 2006, we have an approximately $1.1 million outlay remaining on our JDA merchandising system implementation. We believe this new merchandising system will help us develop better efficiencies in the allocation and planning of inventory and better enable us to analyze and generally improve sales across all markets and merchandise.

Financing Activities.

Net cash used in financing activities was $18.9 million in the twenty-six weeks ended July 29, 2006 compared to $3.4 million in the prior year period. The cash fluctuation as compared to the same period last fiscal year was primarily the result of the repurchase of our common stock. In the twenty-six weeks ended July 29, 2006 we expended $23.3 million on repurchases of our common stock compared to $6.4 million for the twenty-six weeks ended July 30, 2005. Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options. As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

We have unsecured revolving credit facilities that allow borrowings up to $15.0 million and $10.0 million and which renew annually in November. Under the provisions of these facilities, we can draw down funds when our main operating account falls below $100,000. Neither facility requires a commitment or agency fee nor are there any covenant restrictions. We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us. Upon renewal, we will evaluate the feasibility of increasing the facilities to expedite the repurchase of our common stock. As of July 29, 2006, we had $0.1 million outstanding under these facilities.

For the majority of fiscal 2006, we had an unsecured revolving credit facility that allowed borrowings up to $25.0 million and which expired November 5, 2005. The credit facility was subject to renewal every two years. Under the provisions of this facility, we paid a commitment fee of $10,000 annually and could draw down funds when the balance of our main operating account fell below $100,000. At July 30, 2005, we had no debt outstanding under this facility.

Based on our current operating and store opening plans and management's plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and through future borrowings against our credit facilities.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of July 29, 2006.

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Quarterly and Seasonal Fluctuations

We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales and operating income. Our net sales and operating income are typically higher in the fourth quarter due to sales increases during the holiday selling season. However, the seasonal fluctuations are mitigated by the strong product demand in the spring and back-to-school sales periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, merchandise mix and demand for team-specific merchandise driven by local interest in various sporting events.

A Warning About Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “target” or “estimate.” For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales increases, net sales growth and earnings growth;
•	our growth, including our plans to add, expand or relocate stores and square footage growth and our market’s ability to support such growth;
•	the possible effect of pending legal actions and other contingencies;
•	our expected benefits from the JDA merchandising system;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facilities;
•	our gross profit margin and earnings and our ability to leverage store operating, selling and administrative expenses and offset other operating expenses;
•	our seasonal sales patterns and assumptions concerning customer buying behavior;
•	our ability to renew or replace store leases satisfactorily;
•

our estimates and assumptions as they relate to accruals, inventory valuations, dividends, carrying amount of financial instruments and fair value of options and other stock-based compensation as well as our estimates of economic and useful lives of depreciable assets and leases;

•	our expectations concerning future stock-based award types;
•	our expectations concerning employee option exercise behavior;
•	the possible effect of inflation and other economic changes on our costs and profitability;
•	our analyses of trends as related to earnings performance;
•	our target market presence and its expected impact on our sales growth.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our credit facilities, each of which bears interest at rates that vary with LIBOR, prime or quoted cost of funds rates.

At July 29, 2006, we had approximately $0.1 million outstanding against our credit facilities. There were ten days during the thirteen and twenty-six week periods ended July 29, 2006, where we incurred borrowings against our credit facilities for an average borrowing of approximately $2.0 million. Of these ten days, the maximum amount outstanding was approximately $3.3 million and the weighted average interest rate was 6.12%. During the thirteen and twenty-six week periods ending July 30, 2005, we did not incur any borrowings against our credit facilities. A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 29, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of July 29, 2006, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

We have not identified any change in our internal control over financial reporting that occurred during the period ended July 29, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

In October 2005, three former employees filed a lawsuit in Mississippi federal court alleging negligence and various violations of the Fair Labor Standards Act (“FLSA”). The violations allege that the Company improperly classified certain employees as exempt salaried employees and that we owe back wages for overtime as a result of the alleged misclassification. The suit asks the court to certify the case as a collective action under the FLSA on behalf of all similarly situated former and current employees. Plaintiffs seek to recover overtime pay, liquidated damages, declaratory relief and attorneys’ fees. Currently, the Court has not ruled upon whether or not to certify the collective action. No trial date has been scheduled. The matter is currently being defended by our insurance company under a reservation of rights.

The outcome of any litigation is inherently uncertain. At trial, the Company will bear the burden of establishing its entitlement to the exemption from the overtime requirements of the FLSA, and no assurances can be given that we will be successful. The rulings by the Court on both substantive and procedural motions and issues, including evidentiary issues at trial, may significantly affect the course and outcome of these proceedings positively or negatively for the Company. We believe that these employees are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment. We intend to vigorously defend these actions. However, no assurances can be given that we will be successful in that defense on the merits or otherwise, and, if unsuccessful, the resolution(s) could have a material adverse effect on our results of operations and our financial statements as a whole in the period of resolution.

We are also a party to other legal actions and claims arising in the ordinary course of business. We believe, based upon information currently available, that such other litigation and claims, both individually and in the aggregate, will be resolved without a material effect on our results of operations and our financial statements as a whole in the period of resolution. However, litigation involves an element of uncertainty and future developments could cause these actions or claims to have a material adverse effect on our results of operations and our financial statements as a whole in the period of resolution. As of July 29, 2006, no loss amount has been accrued because a loss is not considered probable or estimable.

ITEM 1A. Risk Factors

In addition to the “Warning About Forward-Looking Statements” on page 22 and other information set forth in this report, you should carefully consider the disclosure in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2006, as filed on April 13, 2006 with the SEC, discussing factors which could materially affect our business, financial condition or future results. There have not been material changes in such factors since such filing.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended July 29, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs
As of April 29, 2006	3,609,400	$21.99	3,609,400	$20,628,000
April 30, 2006 to May 27, 2006	149,313	27.56	149,313	16,513,000
May 28, 2006 to July 1, 2006	25,000	25.35	25,000	15,879,000
July 2, 2006 to July 29, 2006	169,700	20.73	169,700	12,361,000
As of July 29, 2006	344,013	24.03	344,013
TOTAL since inception (2)	3,953,413	$22.17	3,953,413	$62,361,000

(1)

In August 2004, the Board of Directors authorized a plan to repurchase up to $30.0 million of our common stock. In November 2004, the Board of Directors increased the maximum authorization to $40.0 million. In August 2005, the Board of Directors increased the maximum authorization under such plan to $60.0 million and extended the repurchase date through August 2006. In November 2005, the Board of Directors increased the maximum authorization under such plan to $100.0 million of which approximately $87.6 million had been expended through July 29, 2006. Stock repurchases under this plan can be made through August 2006.

(2)

In August 2006, the Board of Directors increased the maximum authorization under such plan to $150.0 million and extended the period to buy to February 2, 2008. Considering stock repurchases through July 29, 2006, we have approximately $62.4 million of the total authorization remaining for future stock repurchases.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to Vote of Security Holders.

At our Annual Meeting of Stockholders held on May 31, 2006, the stockholders elected nominee Alton E. Yother to the Board of Directors to serve a three-year term. Votes cast were as follows:

For:	28,485,403
Withheld:	2,373,317
Total Votes Cast	30,858,720

The stockholders voted for the adoption of the 2006 Non-Employee Director Equity Plan. Votes cast were as follows:

For:	26,333,593
Against:	2,211,840
Abstention:	118,571
Total Votes Cast	28,664,004

The stockholders voted for the adoption of the 2006 Executive Officer Cash Bonus Plan. Votes cast were as follows:

For:	28,021,346
Against:	382,420
Abstention:	260,237
Total Votes Cast	28,664,003

The stockholders voted to amend the Company’s Certificate of Incorporation to increase the number of authorized common shares to 80,000,000. Votes cast were as follows:

For:	28,839,141
Against:	2,010,775
Abstention:	8,801
Total Votes Cast	30,858,717

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit No.

10.1

Adoption by Company’s Stockholders of Hibbett Sporting Goods, Inc. 2006 Non-Employee Director Equity Plan, dated as of May 31, 2006; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2006.

10.2

Approval by Company’s Board of Directors of the Non-Employee Director Non-Qualified Option Agreement, dated as of May 31, 2006; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2006.

10.3	*	Sub-Sub-Sublease Agreement between Hibbett Sporting Goods, Inc. and Books-A-Million, dated April 23, 1996.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer

	*	Filed Within

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

HIBBETT SPORTING GOODS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Vice President & Chief Financial Officer
Date: September 7, 2006		(Principal Financial Officer)

Exhibit Index

10.1

Adoption by Company’s Stockholders of Hibbett Sporting Goods, Inc. 2006 Non-Employee Director Equity Plan, dated as of May 31, 2006; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2006.

10.2

Approval by Company’s Board of Directors of the Non-Employee Director Non-Qualified Option Agreement, dated as of May 31, 2006; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2006.

10.3	*	Sub-Sub-Sublease Agreement between Hibbett Sporting Goods, Inc. and Books-A-Million, dated April 23, 1996.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer

	*	Filed Within