Form 10-Q
period 2006-10-28
HIBBETT SPORTING GOODS INC
filed 2006-12-07
CIK 1017480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	October 28, 2006

or

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________________________ to __________________________

COMMISSION FILE NUMBER:   000-20969

HIBBETT SPORTING GOODS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation or organization	63-1074067 (I.R.S. Employer Identification No.)

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

Shares of common stock, par value $.01 per share, outstanding as of December 4, 2006, were 31,734,862 shares.

HIBBETT SPORTING GOODS, INC.

INDEX
		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements .
	Unaudited Condensed Consolidated Balance Sheets at October 28, 2006 and January 28, 2006	1

	Unaudited Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended October 28, 2006 and October 29, 2005	2

	Unaudited Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 28, 2006 and October 29, 2005	3

	Unaudited Condensed Consolidated Statements of Stockholders’ Investment for the Thirty-Nine Weeks Ended October 28, 2006 and the fiscal year ended January 28, 2006	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4.	Controls and Procedures.	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	24

Item 1A.	Risk Factors.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3.	Defaults Upon Senior Securities.	25

Item 4.	Submission of Matters to a Vote of Security Holders.	25

Item 5.	Other Information.	25

Item 6.	Exhibits.	25

	Signature	26

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	October 28, 2006	January 28, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$12,740	$25,944
Short-term investments	502	13,227
Accounts receivable, net	5,358	4,745
Inventories	130,934	108,862
Prepaid expenses and other	1,670	1,495
Deferred income taxes	1,183	1,203
Total current assets	152,387	155,476

Property and Equipment:
Land and building	245	245
Equipment	31,804	29,716
Furniture and fixtures	18,165	17,037
Leasehold improvements	48,745	44,815
Construction in progress	3,396	1,737
	102,355	93,550
Less accumulated depreciation & amortization	62,356	55,905
Total property and equipment	39,999	37,645

Non-current Assets:
Deferred income taxes	3,734	2,548
Other, net	197	160
Total non-current assets	3,931	2,708
Total Assets	$196,317	$195,829

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$42,661	$45,929
Accrued income taxes	--	563
Accrued expenses:
Payroll-related	5,089	5,555
Deferred rent	3,912	3,325
Other	2,496	1,481
Total current liabilities	54,158	56,853

Non-current Liabilities:
Deferred rent	15,313	14,203
Other	36	--
Total non-current liabilities	15,349	14,203

Stockholders' Investment:
Preferred stock, $.01 par value 1,000,000 shares authorized, no shares issued	--	--
Common stock, $.01 par value, 80,000,000 shares authorized, 36,010,697 and 35,734,752 shares issued at October 28, 2006 and January 28, 2006, respectively	360	357
Paid-in capital	81,982	75,166
Retained earnings	139,093	113,624
Treasury stock at cost; 4,213,413 and 3,127,700 shares repurchased at October 28, 2006 and January 28, 2006, respectively	(94,625)	(64,374)
Total stockholders' investment	126,810	124,773
Total Liabilities and Stockholders' Investment	$196,317	$195,829

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Information)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales	$129,658	$110,594	$360,935	$319,442
Cost of goods sold, including distribution center and store occupancy costs	86,592	73,485	241,037	213,212
Gross profit	43,066	37,109	119,898	106,230

Store operating, selling and administrative expenses	24,757	21,876	71,584	62,003
Depreciation and amortization	2,697	2,570	8,152	7,518
Operating income	15,612	12,663	40,162	36,709

Interest income	236	289	691	920
Interest expense	(1)	(8)	(24)	(24)
Interest income, net	235	281	667	896
Income before provision for income taxes	15,847	12,944	40,829	37,605

Provision for income taxes	5,921	4,776	15,360	13,876
Net income	$9,926	$8,168	$25,469	$23,729

Basic earnings per share	$0.31	$0.24	$0.79	$0.70
Diluted earnings per share	$0.31	$0.24	$0.78	$0.68

Weighted average shares outstanding:
Basic	31,982,045	33,441,139	32,221,569	33,870,244
Diluted	32,440,333	34,102,074	32,742,486	34,664,631

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands, Except Share Information)

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005
Cash Flows From Operating Activities:
Net income	$25,469	$23,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,152	7,518
Deferred income tax benefit	(1,166)	(1,093)
Excess tax benefit from stock option exercises	(2,374)	--
Loss on disposal of assets, net	347	342
Stock-based compensation expense	2,105	--
Changes in operating assets and liabilities:
Inventories	(22,071)	(9,366)
Accounts payable	(3,268)	(4,284)
Deferred rent, non-current	1,110	2,587
Other operating assets and liabilities	2,152	1,095
Net cash provided by operating activities	10,456	20,528

Cash Flows From Investing Activities:
Sale (purchase) of short-term investments, net	12,725	(17,678)
Capital expenditures	(10,881)	(10,989)
Insurance proceeds on impairment of assets	--	36
Proceeds from sale of property and equipment	33	33
Net cash provided by (used in) investing activities	1,877	(28,598)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(30,251)	(36,341)
Excess tax benefit from stock option exercises	2,374	--
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	2,340	3,061
Net cash used in financing activities	(25,537)	(33,280)

Net Decrease in Cash and Cash Equivalents	(13,204)	(41,350)
Cash and Cash Equivalents, Beginning of Period	25,944	58,342
Cash and Cash Equivalents, End of Period	$12,740	$16,992

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$24	$24
Income taxes, net of refunds	$14,540	$15,680

Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation, pre-tax	$24	$7
Shares awarded to satisfy deferred board compensation	905	326

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Investment

(Dollars in Thousands, Except Share Information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment

Balance - January 29, 2005	35,232,998	$352	$68,798	$80,000	1,268,100	$(19,111)	$130,039

Net income				33,624			33,624

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $3,023	501,754	5	6,368				6,373

Purchase of shares under the stock repurchase program					1,859,600	(45,263)	(45,263)
Balance - January 28, 2006	35,734,752	357	75,166	113,624	3,127,700	(64,374)	124,773

Net income				25,469			25,469

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $2,374	275,945	3	4,711				4,714

Purchase of shares under the stock repurchase program					1,085,713	(30,251)	(30,251)

Stock-based compensation			2,105				2,105
Balance - October 28, 2006	36,010,697	$360	$81,982	$139,093	4,213,413	$(94,625)	$126,810

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTING GOODS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sporting Goods, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 28, 2006. In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of October 28, 2006 and January 28, 2006 and the results of our operations and cash flows for the periods presented.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents. Amounts due from third party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days. Cash equivalents related to credit and debit card transactions at October 28, 2006 and January 28, 2006 were $1.5 million and $1.4 million, respectively.

Short-term Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We determine the appropriate classification at the time of purchase. We held approximately $0.5 million and $13.2 million of investments in marketable securities at October 28, 2006 and January 28, 2006, respectively, which primarily consisted of auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we believe there is a ready liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our marketable securities. All income generated from these marketable securities is recorded as interest income.

Trade and Other Accounts Receivable

Trade accounts receivable at both October 28, 2006 and January 28, 2006 was $1.6 million and consisted primarily of amounts due to us from sales to educational institutions and youth associations. We do not require collateral and maintain an allowance for potential probable losses based on historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at October 28, 2006 and January 28, 2006 was $65,000 and $45,000, respectively.

Other accounts receivable consisted primarily of tenant allowances due from landlords and cooperative advertising due from vendors, all of which are deemed to be collectible.

Inventories

Inventories are valued at the lower of cost or market using the retail inventory method of accounting, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented approximately 45.7% and 45.0% of our total purchases, while our second largest vendor, Adidas, represented approximately 10.2% and 2.0% of our total purchases for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively. The merger between Adidas and Reebok accounted for the increase in concentration of our second largest vendor between periods.

For the thirty-nine weeks ended October 28, 2006 and October 29, 2005, Nike, our largest vendor, represented approximately 47.1% and 43.1% of our total purchases, while our second largest vendor, Adidas, represented approximately 10.0% and 2.8% of our total purchases, respectively. The merger between Adidas and Reebok accounted for the increase in concentration of our second largest vendor between periods.

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

In March 1998, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which provides guidance on accounting for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. Our treatment of such costs is consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software. For the thirteen and thirty-nine weeks ended October 28, 2006 approximately $35,000 and $74,000, respectively, was capitalized under SOP 98-1 associated with the implementation of our new merchandising software. For the fiscal year ended January 28, 2006 we capitalized approximately $10,500 under SOP 98-1 associated with the implementation of our new merchandising software.

Self-Insurance Accrual

We are self-insured for a significant portion of our health insurance. Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions. To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $100,000 per covered person per year or $2.0 million per year in the aggregate. As of October 28, 2006 and January 28, 2006, the accrual for these liabilities was $300,000 and $280,000, respectively, and was included in accrued expenses in the condensed consolidated balance sheets.

We are also self-insured for our workers’ compensation and general liability insurance up to an established deductible with a cumulative stop loss. As of October 28, 2006 and January 28, 2006, the accrual for these liabilities was $200,000 and $150,000, respectively and was included in accrued expenses in the condensed consolidated balance sheets.

Deferred Rent from Landlords

Deferred rent from landlords primarily consists of step rent and allowances from landlords related to the Company’s leased properties. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to the Company by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. The Company records a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord.

On our statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations. The current portion is included as a change in other operating assets and liabilities and the long-term portion is included as a change in deferred rent, non-current. The liability for the current portion of unamortized landlord allowances was $2.9 million at both October 28, 2006 and January 28, 2006. The liability for the long-term portion of unamortized landlord allowances was $12.2 million and $11.3 million at October 28, 2006 and January 28, 2006, respectively. The non-cash portion of landlord allowances received is immaterial.

Revenue Recognition

We recognize revenue, including gift card and layaway sales, in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”

Retail merchandise sales occur on-site in our retail stores. Customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on layaway. The customer may make further payments in installments, but the entire purchase price for merchandise placed on layaway must be received by the Company within 30 days. The down payment and any installments are recorded by us as short-term deferred revenue until the customer pays the entire purchase price for the merchandise. We recognize revenue at the time the customer takes possession of the merchandise. Retail sales are recorded net of returns and discounts and exclude sales taxes.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by the Company. Proceeds received from the issuance of gift cards are initially recorded as deferred revenue. Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise. Unredeemed gift cards are recorded as a current liability.

It is not our policy to take unclaimed layaway deposits and gift cards into income. As of October 28, 2006 and October 29, 2005 there was no breakage revenue recorded in income. The deferred revenue liability for layaway deposits and unredeemed gift cards was $1.2 million and $1.3 million at October 28, 2006 and January 28, 2006, respectively. Any unrecognized breakage revenue is immaterial.

Cost of Goods Sold

We include inbound freight charges, merchandise purchases, store occupancy costs and our distribution costs related to our retail business in cost of goods sold. Outbound freight charges associated with moving merchandise to and between stores are included in store operating, selling and administrative expenses.

Sales Returns, net

Net sales returns were approximately $3.4 million and $2.9 million for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively.

Net sales returns were $9.1 million and $8.1 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. As of October 28, 2006 and January 28, 2006, the accrual for the effect of estimated returns on pre-tax income was $96,000 and $113,000, respectively, and was included in accrued expenses in the condensed consolidated balance sheets.

Store Opening and Closing Costs

New store opening costs, including pre-opening costs, are charged to expense as incurred. Store opening costs primarily include payroll expenses, training costs and straight-line rent expenses. All pre-opening costs are included in store operating, selling and administrative expenses as a part of operating expenses.

We consider individual store closings to be a normal part of operations and regularly review store performance against expectations. Stores not meeting pre-determined investment expectations established by management may be subject to closure. Costs associated with store closings are recognized at the time of closing or when a liability has been incurred.

Advertising

We expense advertising costs when incurred. We participate in various advertising and marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as the reimbursements are earned.

The following table presents the components of our advertising expense (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Gross advertising costs	$1,024	$710	$4,033	$3,212
Advertising reimbursements	(515)	(456)	(2,838)	(2,419)
Net advertising costs	$509	$254	$1,195	$793

Fair Value of Financial Instruments

We believe that the carrying amount approximates fair value for cash and cash equivalents, short-term investments, receivables, inventories and accounts payable, because of the short maturities of those instruments.

2. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). ” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and recognition of changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS No. 158 to have a material effect on our condensed consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s balance sheet, statement of operations and related financial statement disclosures. The SAB permits the recording of the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for fiscal 2007. We are currently evaluating the impact, if any, that SAB No. 108 will have on our condensed consolidated financial statements.

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

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments,” which requires that companies recognize the grant date fair value of stock options and other equity-based compensation issued to employees as an expense in the income statement. SFAS No. 123R generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued SAB No. 107, which provided the staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and also the valuation of share-based payment arrangements for public companies. We adopted SFAS No. 123R effective January 29, 2006 using the modified prospective transition method. This method requires that compensation cost be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under SFAS No. 123, “Accounting for Stock-Based Compensation,” pro-forma disclosures. The impact of SFAS No. 123R on our condensed consolidated statement of operations in fiscal 2007 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. We incurred an incremental expense of $0.4 million, or approximately $0.01 per diluted share, during the thirteen weeks and $1.3 million, or approximately $0.04 per diluted share, during the thirty-nine weeks ended October 28, 2006 as a result of the adoption of SFAS No. 123R. See Note 3, Stock-Based Compensation Plans, for further information regarding stock-based compensation.

3. Stock-Based Compensation Plans

At October 28, 2006, we had four stock-based compensation plans:

(a)

The 2005 Equity Incentive Plan (“Incentive Plan”) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion. The Incentive Plan authorizes grants of equity awards of up to 1,233,159 authorized but unissued shares of common stock which includes 483,159 shares carried forward from the original 1996 Stock Option Plan (“1996 Plan”), as amended, plus an additional 750,000 shares approved for issuance effective July 1, 2005. At October 28, 2006, there were 988,682 shares available for grant under the Incentive Plan.

(b)

The 2005 Employee Stock Purchase Plan (“ESPP”) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. At October 28, 2006, there were 181,414 shares available for purchase under the ESPP.

(c)

The 2005 Director Deferred Compensation Plan (“Deferred Plan”) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options. The Deferred Plan authorizes grants of stock up to 112,500 authorized but unissued shares of common stock. At October 28, 2006, there were 111,014 shares available for grant under the Deferred Plan.

(d)

The 2006 Non-Employee Director Equity Plan (“DEP”) provides for grants of equity awards to non-employee directors. The DEP authorizes grants of equity awards of up to 672,975 authorized but unissued shares of common stock which includes 172,975 shares carried forward from the original Stock Plan for Outside Directors (“Director Plan”), plus an additional 500,000 shares approved for issuance effective June 1, 2006. At October 28, 2006, there were 667,783 shares available for grant under the DEP.

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

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost recognized in the period ended October 28, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with various assumptions used for new grants as described below. Compensation expense for new stock options and nonvested equity awards is recognized on a straight-line basis over the vesting period. In accordance with the modified prospective method, results for prior periods have not been restated.

The following table illustrates the pro-forma effect on net income and earnings per share for the thirteen and thirty-nine weeks ended October 29, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based compensation (in thousands, except per share data):

	Thirteen Weeks Ended October 29, 2005	Thirty-Nine Weeks Ended October 29, 2005
Net income, as reported	$8,168	$23,729
Add: Stock-based employee compensation expense, included in the determination of net income, net of tax	--	--
Deduct: Stock-based employee compensation expense, determined under the fair value based method for all awards, net of tax	(53)	(587)
Net income, pro-forma	$8,115	$23,142

Earnings per share:
Basic - as reported	$0.24	$0.70
Basic - pro-forma	$0.24	$0.68

Diluted - as reported	$0.24	$0.68
Diluted - pro-forma	$0.24	$0.67

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards. As of October 28, 2006, the Company had only granted awards in the form of stock options and restricted stock. Restricted stock awards and options to purchase our common stock have been granted to officers, directors and key employees. Beginning with the adoption of the 2005 Equity Incentive Plan effective July 1, 2005, a greater proportion of the awards granted to employees, including executive employees, were restricted stock awards as opposed to stock options when compared to grants made in prior years. We also currently have one performance-based restricted stock award to our Chief Executive Officer and expect the Board will grant more performance-based awards to key employees in the future. The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.

The compensation costs that have been charged against income for these plans were as follows for the thirteen and thirty-nine weeks ended October 28, 2006 (in thousands):

	Thirteen Weeks Ended October 28, 2006	Thirty-Nine Weeks Ended October 28, 2006

Stock-based compensation expense by type:
Stock options	$479	$1,562
Restricted stock awards	160	441
Employee stock purchase	22	78
Director deferred compensation	7	24
Total stock-based compensation expense	668	2,105
Tax benefit recognized	250	792
Stock-based compensation expense, net of tax	$418	$1,313

In accordance with SAB No. 107 issued in March 2005, share-based plan expense has been included in general and administrative expense since it is incentive compensation. Certain other deferred stock compensation plans are also reflected in general and administrative expense.

Prior to the adoption of SFAS No. 123R, we presented the benefit of all tax deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of grant date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $2.4 million, which were classified as a financing cash inflow in the thirty-nine weeks ended October 28, 2006, would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

The tax benefit recognized in our condensed consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period. The actual tax benefit realized for the deductions considered on our tax returns through October 28, 2006, was from option exercises and totaled $2.4 million. There was no capitalized stock-based compensation cost.

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

Following is the weighted average fair value of each option granted during the thirty-nine weeks ended October 28, 2006. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the period:

	Thirty-Nine Weeks Ended
	Quarter 3 October 28, 2006	Quarter 2 July 29, 2006	Quarter 1 April 29, 2006

Grant date	9/30/2006	6/30/2006	2/22/2006	3/31/2006
Weighted average fair value at grant date	$11.01	$10.17	$12.89	$13.85
Expected option life (years)	4.87	4.77	4.77	4.77
Expected volatility	40.68%	40.83%	41.00%	41.00%
Risk-free interest rate	4.57%	5.10%	4.58%	4.82%
Dividend yield	None	None	None	None

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

Activity for our option plans during the thirty-nine weeks ended October 28, 2006 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ 000's)
Options outstanding at January 28, 2006	1,568,900	$12.58
Granted	144,564	31.01
Exercised	(236,494)	7.57
Forfeited	(2,169)	12.53
Options outstanding at April 29, 2006	1,474,801	15.19	7.33	$22,300
Granted	2,790	23.90
Exercised	(6,320)	6.94
Forfeited	(2,087)	16.39
Options outstanding at July 29, 2006	1,469,184	15.24	7.09	9,400
Granted	2,402	26.18
Exercised	(18,925)	10.18
Forfeited	(30,179)	18.56

Options outstanding at October 28, 2006	1,422,484	$15.26	6.85	$18,000
Exercisable at October 28, 2006	606,548	$11.32	6.27	$9,900

The weighted average grant fair value of options granted during the thirteen weeks ended October 28, 2006 was $11.01. The compensation expense included in general and administrative expense and recognized during the period was $0.5 million before the recognized income tax benefit of $0.2 million.

The total intrinsic value of stock options exercised during the thirteen weeks ended October 28, 2006 and October 29, 2005 was approximately $324,000 and $6,000, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total cash received from these option exercises during the third quarter of fiscal 2007 and 2006 was approximately $193,000 and $2,000, respectively.

The weighted average grant fair value of options granted during the thirty-nine weeks ended October 28, 2006 was $12.82. The compensation expense included in general and administrative expense and recognized during the period was approximately $1.6 million before the recognized income tax benefit of approximately $0.6 million.

The total intrinsic value of stock options exercised during the thirty-nine weeks ended October 28, 2006 and October 29, 2005 was $6.3 million and $7.8 million, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total cash received from these option exercises through the third quarter of fiscal 2007 and 2006 was approximately $2.0 million and $2.8 million, respectively, and the excess tax benefit realized for the tax deductions from these option exercises was approximately $2.4 million and $2,000, respectively, and is included in cash flows from financing activities for the thirty-nine weeks ended October 28, 2006 as required by SFAS No. 123R. As of October 28, 2006, there was approximately $5.5 million of unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted average period of 3.04 years.

Restricted Stock Awards

Restricted stock awards are granted with a fair value equal to the closing market price of our common stock on the last trading day preceding the date of grant. Compensation expense is recorded straight-line over the vesting period. Restricted stock awards generally cliff vest five years from the date of grant.

The following table summarizes the restricted stock awards activity under all of our plans during the thirty-nine week period ended October 28, 2006:

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 28, 2006	29,100	$25.83
Granted	60,510	31.55
Vested	--	--
Forfeited	--	--
Restricted stock awards outstanding at April 29, 2006	89,610	$29.69
Granted	--	--
Vested	--	--
Forfeited	(55)	30.98
Restricted stock awards outstanding at July 29, 2006	89,555	$29.69
Granted	--
Vested	--
Forfeited	(1,343)	30.98
Restricted stock awards outstanding at October 28, 2006	88,212	$29.67

The weighted average grant date fair value of our restricted stock awards granted was $29.67 for the thirty-nine weeks ended October 28, 2006. There were no restricted stock awards granted during the thirteen weeks ended October 28, 2006. The compensation expense included in general and administrative expense and recognized during the thirteen and thirty-nine weeks ended October 28, 2006 was approximately $0.2 million and $0.4 million, respectively, before the recognized income tax benefit of approximately $60,000 and $166,000, respectively.

There were no restricted stock awards that vested during the period. The total intrinsic value of our restricted stock awards outstanding and unvested at October 28, 2006 was approximately $2.4 million. As of October 28, 2006, there was approximately $2.0 million of total unamortized unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.36 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the fair market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter. Our employees purchased 4,331 shares of common stock at $20.32 per share through the ESPP during the thirteen weeks ended October 28, 2006. The assumptions used in the option pricing model for the thirteen weeks ended October 28, 2006 were: (a) expected life of 3 months (.25 years); (b) volatility of 40.7%; (c) risk-free interest rate of 4.93%; and (d) dividend yield of 0.0%. The weighted average grant date fair value of ESPP options granted during the thirteen weeks ended October 28, 2006 was $5.07. Our employees purchased 14,206 shares of common stock at an average price of $21.96 per share during the thirty-nine weeks ended October 28, 2006. The assumptions used in the option pricing model for the thirty-nine weeks ended October 28, 2006 were: (a) expected life of 3 months (.25 years); (b) volatility of between 40.7% and 41.0%; (c) risk-free interest rate between 3.98% and 4.93%; and (d) dividend yield of 0.0%. The weighted average grant date fair value of ESPP options granted during the thirty-nine weeks ended October 28, 2006 was $6.02.

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin (“FTB”) No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” as amended by SFAS No. 123R. The compensation expense included in general and administrative expense and recognized during the thirteen and thirty-nine weeks ended October 28, 2006 was approximately $22,000 and $78,000, respectively, before the recognized income tax benefit of approximately $8,000 and $29,000, respectively. Prior to the adoption of SFAS No. 123R, the ESPP was considered noncompensatory and no expense was recorded in the condensed consolidated statement of operations.

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

The compensation expense included in general and administrative expense and recognized during the thirteen and thirty-nine weeks ended October 28, 2006 was approximately $7,000 and $24,000, respectively, before the recognized income tax benefit of approximately $3,000 and $9,000, respectively.

4. Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the number of weighted average common shares outstanding during the period. The computation of diluted EPS is based on the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options. The number of incremental shares from the assumed exercise of stock options is calculated by applying the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net income, in thousands	$9,926	$8,168	$25,469	$23,729
Weighted average number of common shares outstanding	31,982,045	33,441,139	32,221,569	33,870,244
Effect of dilutive securities:
Stock options	445,425	660,935	498,941	794,387
Restricted stock	12,863	--	21,976	--
Weighted average number of common shares - dilutive	32,440,333	34,102,074	32,742,486	34,664,631

Earnings per share:
Basic	$0.31	$0.24	$0.79	$0.70
Diluted	$0.31	$0.24	$0.78	$0.68

In calculating diluted earnings per share for the thirteen and thirty-nine weeks ended October 28, 2006, options to purchase 448,976 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. In calculating diluted earnings per share for the thirteen and thirty-nine weeks ended October 29, 2005, options to purchase 24,000 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

5. Stock Repurchase Plan

In August 2004, our Board of Directors authorized the repurchase of up to $30.0 million of our outstanding common stock. The repurchase authorization was increased by our Board in November 2004 to $40.0 million, in August 2005 to $60.0 million, in November 2005 to $100.0 million and again in August 2006 to $150.0 million. Stock repurchases may be made in the open market or in negotiated transactions through February 2, 2008, with the amount and timing of repurchases dependent on market conditions at the discretion of our management. Under this authorization, we have approximately $55.4 million available for stock repurchases as of October 28, 2006.

For the thirteen weeks ended October 28, 2006, we repurchased 260,000 shares at a cost of approximately $7.0 million. For the thirty-nine weeks ended October 28, 2006, we repurchased 1,085,713 shares at a cost of approximately $30.3 million bringing the total shares repurchased to 4,213,413 shares at a cost of approximately $94.6 million.

6. Properties

We currently lease all of our existing 590 store locations and expect that our policy of leasing rather than owning will continue as we expand. We believe that our leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training additional qualified management personnel.

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

We operate our 590 stores in 23 contiguous states, opening our first store in the state of Arizona during the second quarter of fiscal 2007. Of these stores, 212 are located in malls and 378 are located in strip-shopping centers which are generally the centers of commerce and which are usually anchored by a Wal-Mart store. Over the last two years, we have concentrated our store base growth in strip-shopping centers which we believe are the more prominent retail presence within the markets we typically target.

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

During the thirty-nine weeks ended October 28, 2006, we increased our lease commitments by a net of 18 retail stores, each having initial lease termination dates between January 2011 and April 2017 as well as various office and transportation equipment. At October 28, 2006, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current operating leases and including the net 41 operating leases added during the thirty-nine weeks ended October 28, 2006, were as follows (in thousands):

Remaining Fiscal 2007	$8,872
Fiscal 2008	35,026
Fiscal 2009	30,240
Fiscal 2010	25,141
Fiscal 2011	18,901
Fiscal 2012	12,884
Thereafter	27,994
TOTAL	$159,058

Additionally, in February 1996, we entered into a sale-leaseback transaction to finance our warehouse and office facilities. In December 1999, the related operating lease was amended to include the fiscal 2000 expansion of these facilities. This lease will expire in December 2014.

Incentive Bonuses

Specified officers and employees of our Company are entitled to incentive bonuses, primarily based on net earnings of our Company or particular operations thereof. In addition, on March 8, 2006, the Compensation Committee (“Committee”) of the Board of Directors of our Company approved performance criteria for a special award of restricted stock to Michael J. Newsome, Chairman and Chief Executive Officer of our Company, under the Incentive Plan if performance targets with respect to future gross sales are met. The special award of restricted stock is being expensed under the provisions of SFAS No. 123R and assumes that the performance conditions set within will be met. At October 28, 2006 and January 28, 2006, there was $1.1 million and $2.3 million of bonus related expense included in accrued expenses, respectively.

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

If the Company believes that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of SFAS No. 5. With respect to any matter, the Company could change its belief as to whether a loss is probable or estimable, or its estimate of loss, at any time. Even though the Company may not believe a loss is probable or estimable, it is reasonably possible that the Company could suffer a loss with respect to that matter in the future.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hibbett Sporting Goods, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the Sunbelt, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear, apparel and accessories with a high level of customer service. As of October 28, 2006, we operated a total of 590 retail stores composed of 570 Hibbett Sports stores, 16 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 23 states, opening our first store in Arizona in the second quarter of fiscal 2007.

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

We historically have comparable store sales increases in the low to mid-single digit range, and we plan to increase total company-wide square footage by approximately 12% in fiscal 2007. We believe total sales percentage growth will be in the low to mid teens in fiscal 2007. Over the past several years, we have increased our product margin due to improved vendor discounts, fewer retail reductions, increased efficiencies in logistics and favorable leveraging of store occupancy costs. We expect gross profit to increase 15 to 20 basis points in fiscal 2007 attributable to vendor leveraging and continued improvement of inventory turns.

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

Hibbett maintains a merchandise management system that allows us to identify and monitor trends. However, this system does not produce generally accepted accounting principle (“GAAP”) financial information by product category. Thus it is impracticable to provide GAAP net sales by product category.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal year ended February 3, 2007, will include 53 weeks of operations, while the fiscal year ended January 28, 2006, included 52 weeks of operations. We have been incorporated under the laws of the State of Delaware since October 6, 1996.

Results of Operations

The following table sets forth condensed consolidated statement of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including distribution center and store occupancy costs	66.8	66.5	66.8	66.8
Gross profit	33.2	33.5	33.2	33.2

Store operating, selling and administrative expenses	19.1	19.8	19.8	19.4
Depreciation and amortization	2.1	2.3	2.3	2.4
Operating income	12.0	11.4	11.1	11.4

Interest income	0.2	0.3	0.2	0.3
Interest expense	--	--	--	--
Interest income, net	0.2	0.3	0.2	0.3

Income before provision for income taxes	12.2	11.7	11.3	11.7

Provision for income taxes	4.6	4.3	4.3	4.3
Net income	7.7%	7.4%	7.1%	7.4%

** Does not foot due to rounding.

Thirteen Weeks Ended October 28, 2006 Compared to Thirteen Weeks Ended October 29, 2005

Net sales. Net sales increased $19.1 million, or 17.2%, to $129.7 million for the thirteen weeks ended October 28, 2006 from $110.6 million for the comparable period in the prior year. We attribute this increase to the following factors:

•

We opened 73 Hibbett Sports stores and closed 9 in the 52-weeks ended October 28, 2006. New stores and stores not in the comparable store net sales calculation accounted for $11.6 million of the increase in net sales during the thirteen week period.

•	We experienced a 7.1% increase in comparable store net sales for the thirteen weeks ended October 28, 2006. Higher comparable store net sales contributed $7.5 million to the increase in net sales.

The strong increase in comparable store sales is attributable to an overall positive merchandise performance in the period, primarily as the result of a shift in customer buying patterns to the third quarter due to a movement of tax-free holidays from the last week of July into August in one of our markets coupled with the introduction of tax-free holidays in three more of our markets at the beginning of August. We also increased our promotional efforts in August in an attempt to leverage the strong post-hurricane sales from a year ago.

We experienced the following performance trends in the thirteen week period:

•	We experienced strong performance gains in baseball, football and soccer merchandise, led by Nike and Under Armour products. Other strong vendor performers were Shox Doctor, Adidas, Mizuno and Easton.
•

Licensed college and professional product continued to improve and posted double digit gains in the third quarter. A key driver in professional product was NFL licensed jerseys due to the popularity of Reggie Bush, Peyton Manning and Michael Vick within our markets. We also saw increases in women’s and children’s licensed college merchandise.

•	Children’s footwear was strong led by Nike Shox, Jordan’s, New Balance Zip, AFI’s and Heely’s. Cleats remained strong led by Under Armour and Nike.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months. During the thirteen weeks ended October 28, 2006, 492 stores were included in the comparable store sales comparison. Our four Sports & Co. stores are not included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we plan to open additional superstores in the future.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $43.1 million, or 33.2% of net sales, in the thirteen weeks ended October 28, 2006, compared with $37.1 million, or 33.5% of net sales, in the same period of the prior fiscal year. Our slight decrease in product margin was due to an increase in markdowns and shrinkage. Store occupancy expenses saw increases in rent and common area maintenance expenses. Warehouse expenses experienced slight increases in repair and maintenance costs and data processing costs.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $24.8 million, or 19.1% of net sales, for the thirteen weeks ended October 28, 2006, compared to $21.9 million, or 19.8% of net sales, for the comparable period a year ago. We attribute this decrease to the following factors:

•	Stock-based compensation accounted for 51 basis points compared to no associated costs in the same period last year, but was offset by a 62 basis point decrease in overall salary and benefits expense.
•

Professional fees decreased as a percent to sales by 27 basis points due to continued efficiencies in corporate compliance, followed by decreases in business insurance costs of 20 basis points and advertising costs of 14 basis points.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.1% in the thirteen weeks ended October 28, 2006 compared to 2.3% for the comparable period a year ago. We experienced a slight trend upwards in the terms of our new store leases which contributed to the leveraging of depreciation expense as leasehold improvements were expensed over the longer lease term which, in most cases, is less than the estimated useful life of the asset. Our average lease term of leases added through October 28, 2006 was 7.4 years compared to 7.2 years for leases added through October 29, 2005.

Provision for income taxes. Provision for income taxes as a percentage of net sales was 4.6% in the thirteen weeks ended October 28, 2006, compared to 4.3% for the thirteen weeks ended October 29, 2005. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.4% and 36.9% for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively. The increase in rate over last year is primarily the result of the permanent difference related to incentive stock options arising as a result of applying the provisions of SFAS No. 123R.

Thirty-Nine Weeks Ended October 28, 2006 Compared to Thirty-Nine Weeks Ended October 29, 2005

Net sales. Net sales increased $41.5 million, or 13.0%, to $360.9 million for the thirty-nine weeks ended October 28, 2006 from $319.4 million for the comparable period in the prior year. We attribute this increase to the following factors:

•

We opened 73 Hibbett Sports stores and closed 9 in the 52-weeks ended October 28, 2006. New stores and stores not in the comparable store net sales calculation accounted for $33.2 million of the increase in net sales.

•	We experienced a 2.8% increase in comparable store net sales for the thirty-nine weeks ended October 28, 2006. Higher comparable store net sales contributed $8.3 million to the increase in net sales.

The increase in comparable store sales is attributable to an overall positive merchandise performance in the period primarily as the result of stronger apparel and equipment sales in the third quarter.

We experienced the following performance trends in the thirty-nine week period:

•	We experienced strong performance gains in baseball, soccer and football. Key vendor performers were Nike and Under Armour in team-oriented sports.
•	Other key vendor performers during the period were Asics, D.C., Easton and Heely.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months. During the thirty-nine weeks ended October 28, 2006, 461 stores were included in the comparable store sales comparison. Our four Sports & Co. stores are not included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we plan to open additional superstores in the future.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $119.9 million, or 33.2% of net sales, in the thirty-nine weeks ended October 28, 2006, compared with $106.2 million, or 33.2% of net sales, in the same period of the prior fiscal year. The flatness in this year’s gross profit was the result of lower markdowns and freight costs offset by higher shrinkage. Occupancy, as a percent to net sales, remained constant as higher utility expenses were offset by decreases in rent expense. Warehouse costs increased slightly by 9 basis points, primarily due to a slight increase in outbound transportation fuel costs.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $71.6 million, or 19.8% of net sales, for the thirty-nine weeks ended October 28, 2006, compared to $62.0 million, or 19.4% of net sales, for the comparable period a year ago. We attribute this increase to the following factors:

•	Stock-based compensation accounted for 58 basis points compared to no associated costs in the same period last year.
•

Credit/Debit card fees increased as we continued to experience a trend in movement away from cash tender. Net advertising expenses also increased as we spent more advertising dollars to counter the strong post-hurricane trends from a year ago. Slightly offsetting these increases were decreases in business insurance and freight expenses resulting from less drop shipments from our warehouse to our stores due to receipts coming in quicker.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was relatively flat at 2.3% in the thirty-nine weeks ended October 28, 2006, compared to 2.4% for the thirty-nine weeks ended October 29, 2005.

Provision for income taxes. Provision for income taxes as a percentage of net sales was 4.3% in the thirty-nine weeks ended October 28, 2006 and October 29, 2005. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.6% and 36.9% for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. The increase in rate over last year is primarily the result of the permanent difference related to incentive stock options arising as a result of applying the provisions of SFAS No. 123R.

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

Our statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2006	2005

Net cash provided by operating activities:	$10,456	$20,528
Net cash provided by (used in) investing activities:	1,877	(28,598)
Net cash used in financing activities:	(25,537)	(33,280)
Net decrease in cash and cash equivalents	$(13,204)	$(41,350)

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

Net cash provided by operating activities was $10.5 million for the thirty-nine weeks ended October 28, 2006 compared with net cash provided by operating activities of $20.5 million for the thirty-nine weeks ended October 29, 2005. Inventory levels increased this period compared to the same thirty-nine weeks last year, in total and on a per store basis, due to planned inventory levels in anticipation of the Christmas holiday season. Also, because of tax-free holidays in four states, we experienced a shift in buyer behavior from late second quarter to early third quarter as we believe consumers moved their back-to-school shopping into August. This shift contributed to improved sales performance and a higher net income as compared to the same period in the prior year.

The increase in inventory during the period used $22.1 million in cash and seasonal increases in accounts payable used $3.3 million of cash. Offsetting these uses of cash were net income of $25.5 million, non-cash charges, including depreciation and amortization expense of $8.2 million and stock-based compensation expense of $2.1 million.

Investing Activities.

Cash provided by investing activities in the thirty-nine weeks ended October 28, 2006 totaled $1.9 million. Net redemption of short-term investments was $12.7 million as of October 28, 2006 compared to net purchases of short-term investments of $17.7 million as of October 29, 2005. Gross capital expenditures used $10.9 million of cash in the thirty-nine weeks ended October 28, 2006. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened 49 new stores and relocated and/or remodeled 4 existing stores during the thirty-nine weeks ended October 28, 2006 as compared to opening 50 new stores and relocating and/or remodeling 8 existing stores during the thirty-nine weeks ended October 29, 2005.

We estimate the cash outlay for capital expenditures in fiscal 2007 will be approximately $18.8 million, which relates to the opening of approximately 74 new stores, remodeling of selected existing stores, the JDA merchandising system and various improvements at our headquarters and distribution center. Of the total budgeted dollars for capital expenditures for fiscal 2007, we anticipate that approximately 78% will be related to the opening of new stores and remodeling and or relocating existing stores. Approximately 14% will be related to information systems, including the JDA merchandising system with the remaining 8% related primarily to automobiles and security equipment for our stores.

As of October 28, 2006, we have an approximate $0.5 million outlay remaining on our JDA merchandising system implementation. We believe this new merchandising system will help us develop better efficiencies in the allocation and planning of inventory and better enable us to analyze and generally improve sales across all markets and merchandise by allowing us to better analyze inventory at the store level.

Financing Activities.

Net cash used in financing activities was $25.5 million in the thirty-nine weeks ended October 28, 2006 compared to $33.3 million in the prior year period. The cash fluctuation as compared to the same period last fiscal year was primarily the result of the repurchase of our common stock. In the thirty-nine weeks ended October 28, 2006 we expended $30.3 million on repurchases of our common stock compared to $36.3 million for the thirty-nine weeks ended October 29, 2005. Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options. As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At October 28, 2006, we had two unsecured revolving credit facilities that allowed borrowings up to $15.0 million and $10.0 million and which renewed annually in November. Under the provisions of these facilities, we could draw down funds when our main operating account fell below $100,000. Neither facility required a commitment or agency fee nor were there any covenant restrictions. In November 2006, we renewed the facility that allows borrowings up to $15.0 million and elected not to renew the second facility. This facility renews annually in November. We plan to renew this facility as it expires and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us. As of October 28, 2006, we did not have any debt outstanding under any of our facilities.

For the majority of fiscal 2006, we had an unsecured revolving credit facility that allowed borrowings up to $25.0 million and which expired November 5, 2005. The credit facility was subject to renewal every two years. Under the provisions of this facility, we paid a commitment fee of $10,000 annually and could draw down funds when the balance of our main operating account fell below $100,000. At October 29, 2005, we had no debt outstanding under this facility.

Based on our current operating and store opening plans and management’s plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of October 28, 2006.

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Quarterly and Seasonal Fluctuations

We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales and operating income. Our net sales and operating income are typically higher in the fourth quarter due to sales increases during the holiday selling season. However, the seasonal fluctuations are mitigated by the strong product demand in the spring and back-to-school sales periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the occurrence and timing of tax holidays within our states of operations, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, merchandise mix and demand for team-specific merchandise driven by local interest in various sporting events.

A Warning About Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “target” or “estimate.” For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales increases, net sales growth and earnings growth;
•	our growth, including our plans to add, expand or relocate stores and square footage growth and our market’s ability to support such growth;
•	the possible effect of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facility;
•	our gross profit margin and earnings and our ability to leverage store operating, selling and administrative expenses and offset other operating expenses;
•	our seasonal sales patterns and assumptions concerning customer buying behavior;
•	our ability to renew or replace store leases satisfactorily;
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

At October 28, 2006, we had no borrowings outstanding under our credit facilities. There were two days during the thirteen weeks ended October 28, 2006, where we incurred borrowings against our credit facility for an average and maximum borrowing of approximately $0.3 million and $0.4 million, respectively, and a weighted average interest rate of 6.12%. There were twelve days during the thirty-nine week period ended October 28, 2006, where we incurred borrowings against our credit facilities for an average borrowing of approximately $1.7 million. Of these twelve days, the maximum amount outstanding was approximately $3.3 million and the weighted average interest rate was 6.12%.

During the thirteen and thirty-nine week periods ending October 29, 2005, we did not incur any borrowings against our credit facilities. A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 28, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of October 28, 2006, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

We have not identified any change in our internal control over financial reporting that occurred during the period ended October 28, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are also a party to other legal actions and claims arising in the ordinary course of business. We believe, based upon information currently available, that such other litigation and claims, both individually and in the aggregate, will be resolved without a material effect on our results of operations and our financial statements as a whole in the period of resolution. However, litigation involves an element of uncertainty and future developments could cause these actions or claims to have a material adverse effect on our results of operations and our financial statements as a whole in the period of resolution. As of October 28, 2006, no loss amount has been accrued because a loss is not considered probable or estimable.

If the Company believes that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of SFAS No. 5. With respect to any matter, the Company could change its belief as to whether a loss is probable or estimable, or its estimate of loss, at any time. Even though the Company may not believe a loss is probable or estimable, it is reasonably possible that the Company could suffer a loss with respect to that matter in the future.

ITEM 1A.	Risk Factors.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended October 28, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs
As of July 29, 2006 (2)	3,953,413	$22.17	3,953,413	$62,361,000
July 30, 2006 to August 26, 2006	--	--	--	62,361,000
August 27, 2006 to September 30, 2006	80,000	26.54	80,000	60,238,000
October 1, 2006 to October 28, 2006	180,000	27.01	180,000	55,375,000
As of October 28, 2006	260,000	26.87	260,000
TOTAL since inception	4,213,413	$22.46	4,213,413	$55,375,000

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

(2)

In August 2006, the Board of Directors increased the maximum authorization under such plan to $150.0 million and extended the period to buy to February 2, 2008. Considering stock repurchases through October 28, 2006, we have approximately $55.4 million of the total authorization remaining for future stock repurchases.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.

10.1

Increased authorization by Board of Directors of Hibbett Sporting Goods, Inc. for stock repurchase program, dated as of August 17, 2006; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2006.

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

HIBBETT SPORTING GOODS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Vice President & Chief Financial Officer
Date: December 7, 2006		(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.

10.1

Increased authorization by Board of Directors of Hibbett Sporting Goods, Inc. for stock repurchase program, dated as of August 17, 2006; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2006.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer

	*	Filed Within