Form 10-K
period 2007-02-03
HIBBETT SPORTS INC
filed 2007-04-04
CIK 1017480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 3, 2007

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________________________ to __________________________

Commission file number:                 000-20969

HIBBETT SPORTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation or organization	20-8159608 (I.R.S. Employer Identification No.)

451 Industrial Lane, Birmingham, Alabama 35211

(Address of principal executive offices, including zip code)

205-942-4292

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value Per Share	Nasdaq Stock Market, LLC
Title of Class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:   NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X	Accelerated filer ___	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $615,690,000 on July 28, 2006, based on the closing sale price of $19.22 at July 28, 2006 for the Common Stock on such date on the NASDAQ National Market.

The number of shares outstanding of the Registrant’s Common Stock, as of March 30, 2007 was 31,626,503.

DOCUMENTS INCORPORATED BY REFERENCE

The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be held June 5, 2007. Registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 24, 2007.

HIBBETT SPORTS, INC.

INDEX

			Page
PART I
Item	1.	Business.	5
Item	1A.	Risk Factors.	9
Item	1B.	Unresolved Staff Comments.	12
Item	2.	Properties.	12
Item	3.	Legal Proceedings.	12
Item	4.	Submission of Matters to a Vote of Security Holders.	13

PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	14
Item	6.	Selected Consolidated Financial Data.	17
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	18
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	27
Item	8.	Consolidated Financial Statements and Supplementary Data.	28
Item	9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Consolidated Financial Disclosure.	50
Item	9A.	Controls and Procedures.	50
Item	9B.	Other Information.	50

Part III
Item	10.	Directors, Executive Officers and Corporate Governance.	52
Item	11.	Executive Compensation.	52
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	52
Item	13.	Certain Relationships and Related Transactions, and Director Independence.	52
Item	14.	Principal Accounting Fees and Services.	52

Part IV
Item	15.	Exhibits and Consolidated Financial Statement Schedules.	53
		Signatures.	55

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

•     our growth, including our plans to add, expand or relocate stores and square footage growth and our market’s ability to support such growth, as well as our plans not to open any more Sports and Company format stores;

• the possible effect of inflation and other economic changes on our costs and profitability;
• the possible effect of recent accounting pronouncements;
• our cash needs, including our ability to fund our future capital expenditures and working capital requirements and our ability and plans to renew or increase our revolving credit facility;
• our gross profit margin and earnings and our ability to leverage store operating, selling and administrative expenses and offset other operating expenses;
• our seasonal sales patterns and our expectations regarding competition;
• the future reliability of, and cost associated with, our sources of supply, particularly imported goods;
• the capacity of our distribution center and plans to open an additional facility;

•     our estimates and assumptions as they relate to accruals, inventory valuations, dividends, carrying amount of financial instruments and fair value of options and other stock-based compensation as well as our estimates of economic and useful lives of depreciable assets and leases;

• our expectations concerning future stock-based award types and our expectations concerning employee option exercise behavior;
• the possible effect of pending legal actions and other contingencies;
• our expected benefits from the JDA merchandising system;
• our target market presence and its expected impact on our sales growth;
• our ability to renew or replace store leases satisfactorily;
• our analyses and trends as related to earnings performance.

You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the “ Risk Factors“ described beginning on page 9, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 18.

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

Recent Events

On February 10, 2007, Hibbett Sports, Inc. became the successor holding company for Hibbett Sporting Goods, Inc., which is now our operating subsidiary. Executives who served in senior executive roles with Hibbett Sporting Goods, Inc. are now the executives of Hibbett Sports, Inc. Directors who served on our Board of Directors with Hibbett Sporting Goods, Inc. are now the directors of Hibbett Sports, Inc.

Introductory Note

Unless specifically indicated otherwise, any reference to “2008” or “Fiscal 2008” relates to our year ending February 2, 2008. Any reference to “2007” or “Fiscal 2007” relates to our year ended February 3, 2007. Any reference to “2006” or “Fiscal 2006” relates to our year ended January 28, 2006. Any references to “2005” or “Fiscal 2005” relates to our year ended January 29, 2005.

PART 1

Item 1. Business.

Our Company

Our Company was originally organized in 1945 under the name Dixie Supply Company in Florence, Alabama, in the marine and small aircraft business. In 1951, the Company started targeting school athletic programs in North Alabama and by the end of the 1950’s had developed a profitable team sales business. In 1960, we sold the marine portion of our business and have been solely in the athletic business since that time. In 1965, we opened Dyess & Hibbett Sporting Goods in Huntsville, Alabama, and hired Mickey Newsome, our current Chief Executive Officer and Chairman of the Board. The next year, we opened another sporting goods store in Birmingham and by the end of 1980, we had stores operating in 12 locations in central and northwest Alabama with a distribution center located in Birmingham and our central accounting office in Florence. We went public and have been incorporated under the laws of the State of Delaware as Hibbett Sporting Goods, Inc. since October 1996. We incorporated under the laws of the State of Delaware as Hibbett Sports, Inc. in January 2007 and on February 10, 2007, Hibbett Sports, Inc. became the successor holding company for Hibbett Sporting Goods, Inc., which is now our operating subsidiary.

Today, we are a rapidly-growing operator of sporting goods stores in small to mid-sized markets predominantly in the Sunbelt, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel at competitive prices with a high level of customer service. Hibbett’s merchandise assortment features a broad selection of brand name merchandise emphasizing team sports complemented by localized apparel and accessories designed to appeal to a wide range of customers within each individual market. We believe our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets.

As of February 3, 2007, we operated 593 Hibbett Sports stores as well as 16 smaller-format Sports Additions athletic shoe stores and 4 larger-format Sports & Co. superstores in 23 states, opening our first store in Arizona in the second quarter of fiscal 2007. Over the past two years, we have increased the number of stores from 482 stores to 613 stores, an increase in store base of approximately 27%. Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located in strip centers which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store or in enclosed malls. Although competitors in some markets may carry similar product lines and national brands, we believe the Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of branded merchandise and a high level of customer service.

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

The public may also read or copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100F Street, N.E., Washington, DC 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov.

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

We believe our ability to merchandise to local sporting and community interests differentiates us from our national competitors. This strong regional focus also enables us to achieve significant cost benefits including lower corporate expenses, reduced distribution costs and increased economies of scale from marketing activities. Additionally, we also use sophisticated information systems to maintain tight controls over inventory and operating costs and continually search for ways to improve efficiencies through information system upgrades, such as the JDA Merchandising System we implemented beginning February 4, 2007.

We strive to hire enthusiastic sales personnel with an interest in sports. Our extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, videos, self-study courses, interactive group discussions and “Hibbett University” designed specifically for store management.

Our Store Concepts

Hibbett Sports

Our primary retail format is Hibbett Sports, a 5,000 square foot store located in enclosed malls or in strip centers which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store. We tailor our Hibbett Sports stores to the size, demographics and competitive conditions of each market. Of these stores, 202 Hibbett Sports stores are located in enclosed malls, the majority of which are the only enclosed malls in the county, and the remaining 391 stores are located in strip centers.

Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. We strive to respond quickly to major sporting events of local interest. Such events in fiscal 2007 included the Florida Gator’s NCAA Basketball Championship and victory in the Bowl Championship Series (“BCS”) national championship game as well as the turn-around seasons of the Dallas Cowboys and New Orleans Saints.

Sports Additions

Our sixteen Sports Additions stores are small, mall-based stores, averaging 2,300 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel. Sports Additions stores offer a broader assortment of athletic footwear, with a greater emphasis on fashion than the athletic footwear assortment offered by Hibbett Sports stores. All but five Sports Additions stores are currently located in malls in which Hibbett Sports stores are also present.

Sports & Co.

We opened four Sports & Co. superstores between March 1995 and September 1996. Sports & Co. superstores average 25,000 square feet and offer a broader assortment of athletic footwear, apparel and equipment than Hibbett Sports stores. Athletic equipment and apparel represent a higher percentage of the overall merchandise mix at Sports & Co. superstores than they do at Hibbett Sports stores. Sports & Co. superstores are designed to project the same in-store atmosphere as Hibbett Sports stores but on a larger scale. Management strategy does not include opening any superstores in the future.

Team Sales

Hibbett Team Sales, Inc. (“Team Sales”), a wholly-owned subsidiary of the Company, is a leading supplier of customized athletic apparel, equipment and footwear to school, athletic and youth programs primarily in Alabama. Team Sales sells its merchandise directly to educational institutions and youth associations. The operations of Team Sales are independent of the operations of our retail stores. Team Sales does not meet the quantitative or qualitative reporting requirements of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

Our Expansion Strategy

In fiscal 1994, we began to accelerate our rate of new store openings to take advantage of the growth opportunities in our target markets. We have currently identified approximately 400 potential markets for future Hibbett Sports stores generally within the states in which we operate. Our clustered expansion program, which calls for opening new stores within a two-hour driving distance of an existing Hibbett location, allows us to take advantage of efficiencies in distribution, marketing and regional management. We believe our current distribution center can support approximately 850 stores.

In evaluating potential markets, we consider population, economic conditions, local competitive dynamics and availability of suitable real estate. Hibbett Sports stores effectively operate in both enclosed mall and in strip center locations, which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store.

Our continued growth largely depends upon our ability to open new stores in a timely manner, to operate them profitably and to manage them effectively. Additionally, successful expansion is subject to various contingencies, many of which are beyond our control. See “ Risk Factors .”

Our Distribution

We maintain a single 220,000 square foot distribution center in Birmingham, Alabama, which services our existing stores. The distribution process is centrally managed from our corporate headquarters, which is located in the same building as the distribution center. We believe strong distribution support for our stores is a critical element of our expansion strategy and is central to our ability to maintain a low cost operating structure. Due to improved technology and vendor assistance with cross-docking, we believe we can service approximately 850 stores out of our current distribution center.

We receive substantially all of our merchandise at our distribution center. For key products, we maintain backstock at the distribution center that is allocated and distributed to stores through an automatic replenishment program based on items that are sold. Merchandise is typically delivered to stores weekly via Company-operated vehicles.

Because of our continued expected growth, we plan to add another distribution center in or around Dallas, Texas within fiscal year 2008. This new facility will service primarily those stores west of the Mississippi River and enhance our expansion strategy in that region and beyond. We expect to be able to service an additional 500 to 700 stores from this new facility.

Our Merchandising Strategy

Our merchandising strategy is to provide a broad assortment of quality brand name footwear, athletic equipment, and apparel at competitive prices in a full service environment. Historically, as well as for fiscal 2007, our most popular consumer item is athletic footwear, followed by performance apparel and team sports equipment, ranked according to sales.

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

Our merchandising staff, operations staff and management analyze current sporting goods trends primarily through the gathering and analyzing of detail daily sales activity available through point-of-sale terminals located in the stores. We also visit Hibbett and competitor store locations, maintain close relationships with vendors and other retailers, monitor product selection at competing stores, communicate with district and store managers and review industry trade publications in an effort to recognize trends. The merchandising staff works closely with store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities.

Our success depends in part on our ability to anticipate and respond to changing merchandise trends and consumer demand on a store level in a timely manner. See “ Risk Factors .”

Our Vendor Relationships

The sporting goods retail business is very brand name driven. Accordingly, we maintain relationships with a number of well known sporting goods vendors to satisfy customer demand. We believe that our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets. As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors. As our vendors expand their product lines and grow in popularity, we expand sales and promotions of these products within our stores. In addition, as we continue to increase our store base and enter new markets, the vendors have increased their brand presence within these regions. We also emphasize and work with our vendors to establish favorable pricing and to receive cooperative marketing funds. We believe that we maintain good working relationships with our vendors. For the fiscal year ended February 3, 2007, Nike, our largest vendor, represented approximately 46.6% of our total purchases while our next largest vendor represented approximately 9.4% of our total purchases. For the fiscal year ended January

28, 2006, Nike, our largest vendor, represented approximately 43.9% of our total purchases while our next largest vendor represented approximately 7.6% of our total purchases.

The loss of key vendor support could be detrimental to our business, financial condition and results of operations. We believe that we have long-standing and strong relationships with our vendors and that we have adequate sources of brand name merchandise on competitive terms; however, we cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is high profile and in high demand may be allocated by vendors based upon the vendors’ internal criterion, which is beyond our control. See “ Risk Factors .”

Our Advertising and Promotion

We target special advertising opportunities in our markets to increase the effectiveness of our advertising budget. In particular, we prefer advertising in local media as a way to further differentiate Hibbett from national chain competitors. Substantially all of our advertising and promotional spending is centrally directed. Print advertising, including direct mail catalogs and postcards to customers, serves as the foundation of our promotional program and accounted for the majority of our total advertising costs in fiscal 2007. Other advertising means, such as television commercials, outdoor billboards, Hibbett trucks, our MVP loyalty program and the Hibbett website, are used to reinforce Hibbett’s name recognition and brand awareness in the community.

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

Our stores compete with national chains that focus on athletic footwear, local sporting goods stores, department and discount stores, traditional shoe stores and mass merchandisers. Although we face competition from a variety of competitors, including on-line competitors, we believe that our stores are able to compete effectively by being distinguished as sporting goods stores emphasizing team sports and fitness merchandise complemented by a selection of localized apparel and accessories. Our competitors may carry similar product lines and national brands and a broader assortment, but we believe the principal competitive factors for all of our stores, including our four superstores, are service, breadth of merchandise offered, availability of brand names and availability of local merchandise. We believe we compete favorably with respect to these factors in the small to mid-sized markets predominantly in the Sunbelt, Mid-Atlantic and Midwest. However, we cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets, could be detrimental to our business, financial condition and results of operations. See “ Risk Factors.”

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

Following is a list of active trademarks registered and owned by the Company:

• Hibbett Sports, Registration No. 2717584
• Sports Additions, Registration No. 1767761

We also have pending registration on the trademark logo “Hibbett.”

Our Employees

As of February 3, 2007, we employed approximately 1,700 full-time and approximately 3,500 part-time employees, none of whom are represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. We cannot guarantee that our employees will not, in the future, elect to be represented by a union. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

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

Item 1A. Risk Factors.

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

We have grown rapidly primarily through opening new stores, growing from 67 stores at the beginning of fiscal year 1997 to 613 stores at February 3, 2007. We plan to increase our store base by a net of 85 to 90 new Hibbett Sports stores in fiscal year 2008. Our continued growth will depend, in large part, upon our ability to open new stores in a timely manner and to operate them profitably. Additionally, successful expansion is subject to various contingencies, many of which are beyond our control. These contingencies include, among others:

• our ability to identify and secure suitable store sites on a timely basis;
• our developers' and landlords' ability to deliver leased premises timely;
• our ability to negotiate advantageous lease terms;
• our ability to complete any necessary construction or refurbishment of these sites;
• the successful integration of new stores into existing operations; and
• our ability to successfully integrate a new distribution facility.

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

Our inability to identify, and anticipate changes in consumer demands and preferences and our inability to respond to such consumer demands in a timely manner could reduce our sales.

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

• we are unable to identify and respond to emerging trends, including shifts in the popularity of certain products;
• we miscalculate either the market for the merchandise in our stores or our customers’ purchasing habits; or
• consumer demand unexpectedly shifts away from athletic footwear or our more profitable apparel lines.

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

We may experience a disruption or increase in the cost of imported vendor products at any time for reasons that may not be in our control. If imported merchandise becomes more expensive or unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our customers. Products from alternative sources may also be more expensive than those our vendors currently import. Risks associated with reliance on imported goods include:

• disruptions in the flow of imported goods because of factors such as:
• raw material shortages, work stoppages, strikes and political unrest;
• problems with oceanic shipping;
• economic crises and international disputes; and

• increases in the cost of purchasing or shipping foreign merchandise resulting from:
• foreign government regulations;
• changes in currency exchange rates and local economic conditions; and
• trade restrictions, including import duties and import quotas.

Our sales and profitability could decline if vendors are unable to promptly replace sources providing equally appealing products at a similar cost.

Problems with our information system software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.

The efficient operation of our business is dependent on the successful integration and operation of our information systems. In particular, we rely on our information systems to manage effectively our sales, distribution, merchandise planning and replenishment, to process financial information and sales transactions and to optimize our overall inventory levels. Most of our information systems are centrally located at our headquarters, with offsite backup at other locations. We continue to focus on enhancements to the inventory management systems and point-of-sale systems and have upgraded to the JDA Merchandising System. Any material disruption, malfunction or other similar problems in or with our information systems could negatively impact our financial results and materially adversely affect our business operations.

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

We plan to increase our store base by a net of approximately 85 to 90 new Hibbett Sports stores in fiscal year 2008. Our results of operations may vary significantly as a result of the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-operating expenses associated with new stores and the relative proportion of new stores to mature stores. Any significant variation in our results of operations could adversely affect our stock price.

We would be materially and adversely affected if our single distribution center were shut down.

We currently operate a single centralized distribution center in Birmingham, Alabama. We receive and ship substantially all of our merchandise at our distribution center. Any natural disaster or other serious disruption to this facility due to fire, tornado or any other cause would damage a portion of our inventory and could impair our ability to adequately stock our stores and could adversely affect our sales and profitability. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the center.

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

On March 9, 2005, we entered into a Retention Agreement (“Agreement”) with Mr. Newsome. The purpose of the Agreement is to secure the continued employment of Mr. Newsome as an advisor to us following his future retirement from the duties of Chief Executive Officer of our Company. Such retirement is not currently planned.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease all of our existing 613 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to ten years with options on the part of Hibbett to extend. Most leases also contain a kick-out clause if projected sales levels are not met and an- early termination/remedy option if co-tenancy and exclusivity provisions are violated. We believe that this lease strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training qualified management personnel.

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

Our offices and our distribution center are leased under an operating lease. We own Team Sales’ warehousing and distribution center located in Birmingham, Alabama. We believe our facilities are suitable and adequate to meet our immediate needs and we expect to open a second distribution center in or around Dallas, Texas in the last half of fiscal 2008 to meet our future needs with continued expansion westward.

Store Locations

We currently operate 613 stores in 23 contiguous states. Of these stores, 219 are located in malls and 394 are located in strip-shopping centers which are generally the centers of commerce within the area and which are usually anchored by a Wal-Mart store. The following shows the number of locations by state as of March 30, 2007:

Alabama	-	76	Kansas	-	15	Ohio	-	10
Arizona	-	2	Kentucky	-	30	Oklahoma	-	25
Arkansas	-	30	Louisiana	-	28	South Carolina	-	26
Florida	-	26	Missouri	-	21	Tennessee	-	46
Georgia	-	79	Mississippi	-	48	Texas	-	51
Iowa	-	5	Nebraska	-	3	Virginia	-	11
Illinois	-	14	New Mexico	-	4	West Virginia	-	4
Indiana	-	16	North Carolina	-	43

Item 3. Legal Proceedings.

In October 2005, three former employees filed a lawsuit in Mississippi federal court alleging negligence and various violations of the Fair Labor Standards Act (“FLSA”). The violations allege that the Company improperly classified certain employees as exempt salaried employees and that we owe back wages for overtime as a result of the alleged misclassification. The suit asks the court to certify the case as a collective action under the FLSA on behalf of all similarly situated former and current employees. Plaintiffs seek to recover overtime pay, liquidated damages, declaratory relief and attorney’s fees. Currently, the Court has not ruled upon whether or not to certify the collective action. No trial date has been scheduled.

The outcome of any litigation is inherently uncertain. At trial, the Company would bear the burden of establishing its entitlement to the exemption from the overtime requirements of the FLSA, and no assurances could be given that we would be successful. The rulings by the Court on both substantive and procedural motions and issues, including evidentiary issues at trial, could significantly affect the course and outcome of these proceedings positively or negatively for the Company. While we believed that these employees were and have been properly classified as exempt employees under the FLSA and that the actions described above were not appropriate for collective action treatment, and while we have vigorously defended these actions, there were no assurances that we would have been successful in that defense on the merits or otherwise, and, if unsuccessful, the resolution(s) could have had a material adverse effect on our results of operations and our financial statements as a whole in the period of resolution. As such, the parties have negotiated a verbal settlement that has not yet been perfected. At year ended February 3, 2007, we estimated that the liability related to this matter is within the range of $750,000 and $960,000. Accordingly, we have accrued $750,000 as a current liability on our Consolidated Balance Sheet. At year ended January 28, 2006, no loss amount was accrued because a loss was not considered probable or estimable.

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

If the Company believes that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies.” With respect to any matter, the Company could change its belief as to whether a loss is probable or estimable, or its estimate of loss, at any time. Even though the Company may not believe a loss is probable or estimable, it is reasonably possible that the Company could suffer a loss with respect to that matter in the future.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal year 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol HIBB. The following table sets forth, for the periods indicated, the high and low sales prices of shares of our Common Stock as reported by NASDAQ.

	High	Low

Fiscal 2007:
First Quarter ended April 29, 2006	$34.54	$28.20
Second Quarter ended July 29, 2006	31.19	18.95
Third Quarter ended October 28, 2006	28.16	18.90
Fourth Quarter ended February 3, 2007	33.95	27.00

Fiscal 2006:
First Quarter ended April 30, 2005	$20.76	$17.20
Second Quarter ended July 30, 2005	27.47	18.78
Third Quarter ended October 29, 2005	26.97	20.95
Fourth Quarter ended January 28, 2006	31.70	26.13

On March 30, 2007, the last reported sale price for our common stock as quoted by NASDAQ was $28.59 per share. As of March 30, 2007, we had 43 stockholders of record.

The Stock Price Performance Graph below compares the percentage change in our cumulative total stockholder return on its common stock against a cumulative total return of the NASDAQ Composite Index and the NASDAQ Retail Trade Index. The graph below outlines returns for the period beginning on January 31, 2002 to January 31, 2007. We have not paid any dividends. Total stockholder return for prior periods is not necessarily an indication of future performance.

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

The following table presents our share repurchase activity for the fourteen weeks and quarter ending February 3, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs
Balance as of October 28, 2006	4,213,413	$ 22.46	4,213,413	$55,375,000

October 29, 2006 to November 25, 2006	93,000	$ 29.10	93,000	$52,668,000
November 26, 2006 to December 30, 2006	--	--	--	$52,668,000
December 31, 2006 to February 3, 2007	--	--	--	$52,668,000
Quarter ended February 3, 2007	93,000	$ 29.10	93,000

Total since inception	4,306,413	$ 22.60	4,306,413	$52,668,000

(1)

In August 2004, the Board of Directors authorized a plan to repurchase our common stock. The Board of Directors has subsequently authorized increases to this plan with a current authorization effective August 2006 of $150.0 million. The current authorization expires on February 2, 2008. Considering stock repurchases through February 3, 2007, we have approximately $52.7 million of the total authorization remaining for future stock repurchases.

Item 6. Selected Consolidated Financial Data.

The following selected consolidated financial data has been derived from the consolidated financial statements of the Company. The data set forth below should be read in conjunction with “ Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes to Financial Statements thereto.

	(Dollars in thousands, except per share amounts and Selected Operating Data)
	Fiscal Year Ended
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

Income Statement Data:
Net sales	$512,094	$440,269	$377,534	$320,964	$279,187
Cost of goods sold, including distribution center and store occupancy costs	338,963	293,368	255,250	216,938	192,082
Gross profit	173,131	146,901	122,284	104,026	87,105

Store operating, selling and administrative expenses	100,461	85,060	72,923	63,514	55,748
Depreciation and amortization	10,932	10,119	9,939	9,686	8,727
Operating income	61,738	51,722	39,422	30,826	22,630

Interest income	906	1,170	517	165	26
Interest expense	30	24	42	59	240
Interest income (expense), net	876	1,146	475	106	(214)
Income before provision for income taxes	62,614	52,868	39,897	30,932	22,416

Provision for income taxes	24,541	19,244	14,750	11,290	8,182
Net income	$38,073	$33,624	$25,147	$19,642	$14,234

Earnings per common shares:
Basic	$1.19	$1.00	$0.72	$0.57	$0.42
Diluted	$1.17	$0.98	$0.70	$0.55	$0.41

Weighted average shares outstanding:
Basic	32,094,127	33,605,568	34,855,682	34,521,674	33,869,294
Diluted	32,619,839	34,393,026	35,690,363	35,397,089	34,553,277

Balance Sheet Data:
Working capital	$106,428	$98,623	$106,012	$96,042	$70,204
Total assets	212,853	195,829	202,105	173,759	133,729
Long-term debt	-	-	-	-	-
Stockholders’ investment	136,641	124,773	130,039	120,440	95,606

Selected Operating Data:
Number of stores open at end of period:
Hibbett Sports	593	527	461	408	351
Sports & Co.	4	4	4	4	4
Sports Additions	16	18	17	16	16
Total	613	549	482	428	371

Note: No dividends have been declared or paid.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

Hibbett Sports, Inc. is a rapidly growing operator of sporting goods stores in small to mid-sized markets predominantly in the Sunbelt, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of February 3, 2007 we operated a total of 613 retail stores composed of 593 Hibbett Sports stores, 16 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 23 states.

Our primary retail format and growth vehicle is Hibbett Sports, a 5,000-square-foot store located in strip centers which are generally the centers of commerce within the area and which are usually anchored by a Wal-Mart store and in enclosed malls. Over the last few years, we have concentrated and expect to continue our store base growth in strip centers versus enclosed malls as the centers are more prominent in the markets we target. We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of traditional team merchandise and a high level of customer service. We do not expect that the average size of our stores opening in fiscal 2008 will vary significantly from the average size of stores opened in fiscal 2007.

We historically have comparable store sales in the low to mid-single digit range and we plan to increase total company-wide square footage by approximately 15% in fiscal year 2008. We believe total sales percentage growth will be in the mid teens in fiscal 2008. Over the past several years, we have increased our product margin due to improved vendor discounts, fewer retail reductions, increased efficiencies in logistics and favorable leveraging of store occupancy costs. We expect gross profit to increase 15 to 20 basis points in fiscal 2008 attributable to vendor leveraging and continued improvement of inventory turns.

Due to our increased sales, we have historically leveraged our store operating, selling and administrative expenses. With our expected sales increase, we expect operating, selling and administrative expenses to increase somewhat in fiscal 2008 primarily due to the movement of certain stock option expense into fiscal 2008, the new store cost related to approximately 18 additional new stores over fiscal 2007 and the start up costs related to the second distribution center we plan to open in the second half of fiscal 2008. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, to provide capital expenditures for both distribution center and technology upgrade projects and to repurchase shares of our common stock through the stock repurchase plan.

Hibbett maintains a merchandise management system that allows us to identify and monitor trends. However, this system does not produce U.S. generally accepted accounting principle (“GAAP”) financial information by product category. Thus it is impracticable to provide GAAP net sales by product category.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statement of operations for fiscal year ended February 3, 2007 includes 53 weeks of operations while the consolidated statements of operations for fiscal years ended January 28, 2006 and January 29, 2005 both include 52 weeks of operations.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations expressed for the periods indicated. Percentages may not add due to rounding:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold, including distribution and store occupancy costs	66.2	66.6	67.6
Gross Profit	33.8	33.4	32.4
Store operating, selling and administrative expenses	19.6	19.3	19.3
Depreciation and amortization	2.1	2.3	2.6
Operating income	12.1	11.8	10.4
Interest income, net	0.2	0.3	0.1
Income before provision for income taxes	12.2	12.0	10.6
Provision for income taxes	4.8	4.4	3.9
Net income	7.4%	7.6%	6.7%

Fiscal 2007 Compared to Fiscal 2006

Net sales. Net sales increased $72.0 million, or 16.3%, to $512.1 million for the 53 weeks ended February 3, 2007, from $440.3 million for the 52 weeks ended January 28, 2006. We attribute this increase to the following factors:

•     We opened 74 Hibbett Sports and closed 8 Hibbett Sports stores and 2 Sports Additions stores for net stores opened of 64 stores in the 53 weeks ended February 3, 2007. New stores and stores not in the comparable store net sales calculation accounted for $56.7 million of the increase in net sales.

•     We experienced a 3.8% increase in comparable store net sales for the 52 weeks ended January 27, 2007 primarily as the result of an increase in price. Higher comparable store net sales contributed $15.1 million to the increase in net sales.

• We believe sales pick-up related to the 53rd week contributed approximately 2.7% to the increase in sales over last year.

We believe the increase in comparable store sales is attributable to an overall positive merchandise performance during the year and increased focus on customer service. Additionally, our results were positively impacted in the third quarter by the introduction of tax-free holidays in three of our states and an increased promotional effort in an attempt to leverage the strong post-hurricane sales from the prior year. We also experienced strong seasonal sales in the last quarter of fiscal 2007 related to the Christmas holidays.

• Nike and Under Armour brands experienced solid performance in youth and cleats, performance apparel and team equipment.

•     Pro and college licensed apparel performed well, particularly in youth products and NFL jerseys. Key professional teams in our market included the Indianapolis Colts, New Orleans Saints and Chicago Bears. Top selling NFL jerseys included Peyton Manning, Reggie Bush, Tony Romo and Brian Urlacher. College licensed apparel was led by women’s Nike product.

• We continue to experience weakness in caps and in classics footwear.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months. During the 52 weeks ended January 27, 2007, 459 stores were included in the comparable store sales comparison. Our four Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we plan to open additional superstores in the future.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $173.1 million, or 33.8% of net sales, in the 53 weeks ended February 3, 2007, compared with $146.9 million, or 33.4% of net sales, in the 52 week period of the prior fiscal year. We attribute this increase in gross profit primarily to a reduction in markdown rate. Occupancy, as a percent of net sales, improved by 31 basis points year over year due to decreases in common area maintenance and rental expenses as a percentage of sales. Offsetting these decreases were distribution center costs by 10 basis points, primarily due to the increased repair and maintenance expenses and a decrease in vendor violations.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $100.5 million, or 19.6% of net sales, for the 53 weeks ended February 3, 2007, compared with $85.1 million, or 19.3% of net sales, for the 52 weeks ended January 28, 2006. These expenses increased as a percentage of net sales between periods primarily due to the implementation of 123R which added 53 basis points in stock based compensation. Other trends experienced included:

• an increase in legal fees as a percent of net sales of 8 basis points related to pending litigation;
• an increase in credit/debit card fees as a percent of net sales of 7 basis points related to the increased use of these tenders by our customers over cash; and
• decreases as a percent of net sales in insurance costs of 11 basis points and freight and shipping costs of 5 basis points.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.1% in the 53 weeks ended February 3, 2007, and 2.3% in the 52 weeks ended January 28, 2006. We experienced a slight trend upwards in the terms of our new store leases which contributed to the leveraging of depreciation expense as leasehold improvements were expensed over the longer lease term which, in most cases, is less than the estimated useful life of the asset. Our average lease term of leases added in fiscal 2007 was 7.44 years compared to 7.15 years for leases added in fiscal 2006.

Provision for income taxes. Provision for income taxes as a percentage of net sales was 4.8% in the 53 weeks ended February 3, 2007, compared to 4.4% for the 52 weeks ended January 28, 2006. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 39.2% for fiscal 2007 and 36.4% for fiscal 2006. The increase in rate over last year is primarily the result of the permanent difference related to incentive stock options arising as a result of applying the provisions of SFAS No. 123R.

Fiscal 2006 Compared to Fiscal 2005

Net sales. Net sales increased $62.7 million, or 16.6%, to $440.3 million for the 52 weeks ended January 28, 2006, from $377.5 million for the 52 weeks ended January 29, 2005. We attribute this increase to the following factors:

•     We opened 73 Hibbett Sports stores and 1 Sports Additions store and closed 7 Hibbett Sports stores for net stores opened of 67 stores in the 52 weeks ended January 28, 2006. New stores and stores not in the comparable store net sales calculation accounted for $44.2 million of the increase in net sales.

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

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months. During the 52 weeks ended January 28, 2006, 401 stores were included in the comparable store sales comparison. Our four Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we plan to open additional superstores in the future.

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

Our Consolidated Statements of Cash Flows are summarized as follows (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net cash provided by operating activities:	$36,462	$38,061	$46,123
Net cash used in investing activities:	(2,997)	(28,532)	(12,626)
Net cash used in financing activities:	(29,042)	(41,927)	(17,118)
Net increase (decrease) in cash and cash equivalents	$4,423	$(32,398)	$16,379

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

Net cash provided by operating activities was $36.5 million for the 53 weeks ended February 3, 2007 compared with net cash provided by operating activities of $38.1 million and $46.1 million in the 52 weeks ended January 28, 2006 and January 29, 2005, respectively. Inventory levels and inventory turns have continued to increase year over year as store levels have increased.

The increase in inventory used cash of $16.4 million, $5.9 million and $8.2 million during fiscal years ended 2007, 2006 and 2005, respectively, while the accounts payable decrease used cash of $3.9 million and $4.3 million during fiscal years ended 2007 and 2006, respectively. Accounts payable offset the use of cash by $12.2 million in fiscal 2005. Also offsetting these uses of cash were net income of $38.1 million, $33.6 million and $25.1 million during fiscal years ended 2007, 2006 and 2005, respectively, and non-cash charges, including depreciation and amortization expense of $10.9 million, $10.1 million and $9.9 million during fiscal years ended 2007, 2006 and 2005, respectively, and stock-based compensation expense during fiscal 2007 of $2.8 million.

Investing Activities.

Cash provided by investing activities in the fiscal periods ended February 3, 2007, January 28, 2006 and January 29, 2005 totaled $3.0 million, $28.5 million and $12.6 million, respectively. During fiscal period 2007, net redemption of short-term investments was $13.2 million compared to net purchases of short-term investments of $13.2 million during fiscal period 2006. We did not have any short-term investment activity in fiscal 2005. Gross capital expenditures used $16.3 million, $15.3 million and $12.7 million during fiscal periods ended 2007, 2006 and 2005, respectively.

We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened 74 new stores and relocated and/or remodeled 7 existing stores during the 53 weeks ended February 3, 2007. We opened 74 new stores and relocated and/or remodeled 9 existing stores during the 52 weeks ended January 28, 2006. We opened 63 new stores and relocated and/or remodeled 14 existing stores during the 52 weeks ended January 29, 2005.

We estimate the cash outlay for capital expenditures in fiscal year ended February 2, 2008 will be approximately $24.0 million, which relates to the opening of approximately 92 new stores, remodeling of selected existing stores, information system upgrades and various improvements at our headquarters and distribution center. Of the total budgeted dollars for capital expenditures for fiscal 2008, we anticipate that approximately 66% will be related to the opening of new stores and remodeling and or relocating existing stores. Approximately 18% will be related to the opening of the new distribution facility and miscellaneous distribution center upgrades. Approximately 9% will be related to information systems with the remaining 7% related primarily to automobiles and security equipment for our stores.

As of February 3, 2007, we had an approximate $0.2 million outlay remaining on our JDA merchandising system implementation. We implemented this new merchandising system on February 4, 2007 and believe this system will help us develop better efficiencies in the allocation and planning of inventory and better enable us to analyze and generally improve sales across all markets and merchandise by allowing us to better analyze inventory at the store level.

Financing Activities.

Net cash used in financing activities was $29.0 million in the 53 weeks ended February 3, 2007 compared to $41.9 million and $17.1 million in the 52 weeks ended January 28, 2006 and January 29, 2005, respectively. The cash fluctuation as compared to prior fiscal years was primarily the result of the repurchase of our common stock. In fiscal 2007 we expended $33.0 million on repurchases of our common stock compared to $45.3 million and $19.1 million in fiscal 2006 and fiscal 2005, respectively.

Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options. As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At February 3, 2007, we had a revolving credit facility that allows borrowings up to $15.0 million and which renews annually in November. Under the provisions of this facility, we can draw down funds when our main operating account falls below $100,000. The facility does not require a commitment or agency fee and there are no covenant restrictions associated with the facility. We plan to renew this facility as it expires and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.

At January 28, 2006, we had two unsecured credit facilities that allowed borrowings up to $15.0 million and $10.0 million and which renewed annually in November. Under the provisions of these facilities, we could draw down funds when our main operating account fell below $100,000. Neither facility required a commitment or agency fee nor were there any covenant requirements.

At January 29, 2005, we had an unsecured revolving credit facility that allowed borrowings up to $25.0 million and which expired November 5, 2005. The credit facility was subject to renewal every two years. Under the provisions of this facility, we paid a commitment fee of $10,000 annually and could draw down funds when the balance of our main operating account fell below $100,000.

As of February 3, 2007, January 28, 2006 and January 29, 2005, we had no debt outstanding under any of these facilities. Based on our current operating and store opening plans and plans for the repurchase of our common stock, we believe we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facility.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sports, Inc. at February 3, 2007:

	Payments due under contractual obligations (in thousands)
	Long-term Debt Obligations (1)	Capital Lease Obligations (2)	Operating Lease Obligations (3)	Total

Fiscal 2008	$ --	$ --	$ 36,046	$ 36,046
Fiscal 2009	--	--	31,445	31,445
Fiscal 2010	--	--	26,144	26,144
Fiscal 2011	--	--	19,731	19,731
Fiscal 2012	--	--	13,875	13,875
Thereafter	--	--	29,852	29,852
	$ --	$ --	$ 157,093	$ 157,093

(1) See “Debt” – Consolidated Financial Statements Note 5 in Item 8.
(2) As of fiscal year ended 2007, we do not have any capital lease obligations.
(3) See “Lease Commitments” – Consolidated Financial Statements Note 9 in Item 8.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of February 3, 2007. All purchase obligations are cancelable and therefore are not included in the table above.

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

Merchandise Costs. Based on current economic conditions, we expect that any increase in merchandise costs per unit will be offset by improved vendor discounts and increased retail prices in fiscal 2008.

Freight Costs. We continued to experience rising fuel costs during fiscal 2007 that increased our freight costs. However, these fuel cost increases began to stabilize somewhat towards the end of fiscal 2007 and we expect this stabilization to continue. We do not expect increases in freight costs to have a material effect on our results of operations as we continue to leverage the costs associated with inbound freight against the cost of outbound freight.

Minimum Wage. An increase in the mandated minimum wage could significantly increase our payroll costs. There is currently legislation in Congress that would raise the federal minimum wage by approximately 41% by March 2009 with the first increase of an estimated 14% to take place in fiscal 2008. Also, eight of the states we operate in passed legislation to raise the minimum wage beginning in calendar year 2007; some with automatic provision for future increase based on the Consumer Price Index.

Insurance Costs. In fiscal 2006, we experienced an increase in general business insurance costs due to raised limits on Directors and Officers insurance and expanded coverage on our distribution center. During the same period, health insurance declined due to a reduction in claims. In fiscal 2007, we experienced a decrease in general business insurance costs primarily because we changed to a partially self-insured program for our workers’ compensation and general liability. During the same period, we experienced an increase in our average monthly health insurance claims. In fiscal 2008, we expect that general business insurance costs will stabilize while health insurance costs will increase slightly.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and recognition of changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 will not have a material effect on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s balance sheet, statement of operations and related financial statement disclosures. The SAB permits the recording of the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustments recorded to the opening balance of retained earnings. SAB No. 108 is effective for fiscal 2007. The adoption of SAB No. 108 did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the financial statement effects of a tax position should initially be recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments,” which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as an expense in the income statement. SFAS No. 123R generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued SAB No. 107, “Share-Based Payment,” which provided the staff’s views regarding the interaction between

SFAS No. 123R and certain SEC rules and regulations and also the valuation of share-based payment arrangements for public companies. We adopted SFAS No. 123R effective January 29, 2006 using the modified prospective transition method. This method requires that compensation cost be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards calculated under SFAS No. 123, “Accounting for Stock-Based Compensation,” pro-forma disclosures. The impact of SFAS No. 123R on our consolidated statement of operations in fiscal 2007 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. We incurred an incremental expense of $2.8 million, or approximately $0.07 per diluted shares during the 53 weeks ended February 3, 2007 as a result of the adoption of SFAS No. 123R. See “Stock-Based Compensation” in Note 3 to the Consolidated Financial Statements in Item 8.

Our Critical Accounting Policies

Our critical accounting policies reflected in the consolidated financial statements are detailed below.

Revenue Recognition. We recognize revenue, including gift card and layaway sales, in accordance with the SEC SAB No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”

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

It is not our policy to take unclaimed layaway deposits and unredeemed gift cards into income. As of February 3, 2007, January 28, 2006 and January 29, 2005, there was no breakage revenue recorded in income. The deferred revenue liability for layaway deposits and unredeemed gift cards was $1.8 million, $1.3 million and $1.0 million at February 3, 2007, January 28, 2006 and January 29, 2005, respectively. Any unrecognized breakage revenue is immaterial.

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

Beginning in fiscal 2008, we will value our inventory at the lower of cost or market on a weighted-average cost basis, using the cost method. We believe the cost method is preferable as compared to the retail method because it will increase the organizational focus on the actual margin realized on each sale. This change in accounting method is not expected to have a material effect on our consolidated financial statements.

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

Litigation Accruals. Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets. The likelihood of a material change in these estimated accruals would be dependent on new claims as they may arise and the favorable or unfavorable outcome of a particular litigation. As additional information becomes available, we assess the potential liability related to pending litigation and revise estimates as appropriate. Such revisions in estimates of the potential liability could materially impact our results of operations and financial position.

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

Stock-Based Compensation. We use the Black-Scholes option pricing model to estimate the fair value at the date of grant of stock options granted under our stock option plans and stock purchase rights associated with the Employee Stock Purchase Plan. Volatility is estimated as of the date of grant or purchase date based on management’s estimate of the time period that captures the relative volatility of our stock. We use the risk free interest rate on the date of grant or purchase date based on the U.S. Treasury rate with maturities approximating the expected lives of our options. The effects on net income and EPS of stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes options pricing model are not necessarily representative of the effects of our results of operations in the future. In addition, the compensation expense utilizes an option pricing model developed for traded options with relatively short lives. Our stock option grants have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from the Company’s estimates. The Company believes that its estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options. All estimates and assumptions are regularly evaluated and updated when applicable.

Insurance Accruals. We use a combination of insurance and self-insurance for a number of risks including employee-related health benefits, a portion of which is paid by our employees, workers’ compensation and general liability . The estimates and accruals for these liabilities associated with these risks are regularly evaluated for adequacy based on the most current available information, including historical claims experience and expected future claims costs.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our working capital facilities, which bear interest at rates that vary with LIBOR, prime or quoted cost of funds rates. During the majority of fiscal 2007 and all of fiscal 2006, we had two operating facilities allowing borrowings up to $25.0 million. Effective November 2006, we elected to renew only one facility that allows borrowings up to $15.0 million and renews annually.

At the end of fiscal 2007 and fiscal 2006, we had no borrowings outstanding under any working capital facility. There were twenty-four days during the fifty-three weeks ended February 3, 2007, where we incurred borrowings against our credit facilities for an average and maximum borrowing of approximately $2.5 million and $5.1 million and an average interest rate of 6.12%. At no time during the fifty-two weeks ended January 28, 2006, did we incur borrowings against our credit facility. There were three days during the fifty-two weeks ended January 29, 2005, where we incurred borrowings against our credit facility for an average borrowing of $297,000. During fiscal 2005, the maximum amount outstanding against these agreements was approximately $435,000 and the weighted average interest rate was 2.68%. A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

Item 8. Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of our Company are included in response to this item:

• Report of Independent Registered Public Accounting Firm

• Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006

• Consolidated Statements of Operations for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005

• Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005

• Consolidated Statements of Stockholders’ Investment for fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005

• Notes to Consolidated Financial Statements

• Report of Independent Registered Public Accounting Firm on Supplemental Schedule

• Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hibbett Sports, Inc.:

We have audited the accompanying consolidated balance sheets of Hibbett Sports, Inc. (formerly Hibbett Sporting Goods, Inc.) and subsidiaries (the Company) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended February 3, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sports, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, effective January 29, 2006, the Company changed its method of accounting for share-based payments.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 4, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Birmingham, Alabama

April 4, 2007

HIBBETT SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share information)

	February 3, 2007	January 28, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$30,367	$25,944
Short-term investments	-	13,227
Accounts receivable, net	4,651	4,745
Inventories	125,240	108,862
Prepaid expenses and other	5,024	1,495
Deferred income taxes	1,607	1,203
Total current assets	166,889	155,476
Property and Equipment:
Land and building	245	245
Equipment	32,946	29,716
Furniture and fixtures	18,846	17,037
Leasehold improvements	50,767	44,815
Construction in progress	4,417	1,737
	107,221	93,550
Less accumulated depreciation & amortization	64,648	55,905
Total property and equipment	42,573	37,645
Non-current Assets:
Deferred income taxes	3,217	2,548
Other, net	174	160
Total non-current assets	3,391	2,708
Total Assets	$212,853	$195,829

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$42,016	$45,929
Accrued income taxes	5,338	563
Accrued expenses:
Payroll-related	6,592	5,555
Deferred rent	4,228	3,325
Other	2,287	1,481
Total current liabilities	60,461	56,853
Non-current Liabilities:
Deferred rent	15,715	14,203
Other	36	-
Total non-current liabilities	15,751	14,203

Stockholders' Investment:
Preferred stock, $.01 par value 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 36,047,732 and 35,734,752 shares issued at February 3, 2007 and January 28, 2006, respectively	360	357
Paid-in capital	81,916	75,166
Retained earnings	151,697	113,624
Treasury stock at cost, 4,306,413 and 3,127,700 shares at February 3, 2007 and January 28, 2006, respectively	(97,332)	(64,374)
Total stockholders' investment	136,641	124,773
Total Liabilities and Stockholders' Investment	$212,853	$195,829

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share information)

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(53 Weeks)	(52 Weeks)	(52 Weeks)

Net sales	$512,094	$440,269	$377,534
Cost of goods sold, including distribution center and store occupancy costs	338,963	293,368	255,250
Gross profit	173,131	146,901	122,284

Store operating, selling and administrative expenses	100,461	85,060	72,923
Depreciation and amortization	10,932	10,119	9,939
Operating income	61,738	51,722	39,422

Interest income	906	1,170	517
Interest expense	30	24	42
Interest income, net	876	1,146	475
Income before provision for income taxes	62,614	52,868	39,897

Provision for income taxes	24,541	19,244	14,750
Net income	$38,073	$33,624	$25,147

Basic earnings per share	$1.19	$1.00	$0.72
Diluted earnings per share	$1.17	$0.98	$0.70

Weighted Average Shares Outstanding:
Basic	32,094,127	33,605,568	34,855,682
Diluted	32,619,839	34,393,026	35,690,363

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share information)

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Cash Flows From Operating Activities:
Net income	$38,073	$33,624	$25,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,932	10,119	9,939
Deferred income tax benefit	(1,073)	(1,918)	(45)
Excess tax benefit from stock option exercises	(1,232)	-	-
Loss on disposal of assets, net	370	465	531
Stock-based compensation expense	2,837	15	-
(Increase) decrease in operating assets:
Accounts receivable, net	94	112	(1,263)
Inventories	(16,378)	(5,853)	(8,232)
Prepaid expenses and other	(3,530)	(501)	(56)
Other non-current assets	(19)	(15)	(37)
Increase (decrease) in operating liabilities:
Accounts payable	(3,913)	(4,259)	12,212
Accrued income taxes	6,005	823	3,196
Deferred rent, non-current	1,513	3,478	3,774
Accrued expenses	2,783	1,971	957
Net cash provided by operating activities:	36,462	38,061	46,123

Cash Flows From Investing Activities:
Sale (purchase) of short-term investments, net	13,227	(13,227)	-
Capital expenditures	(16,278)	(15,348)	(12,671)
Proceeds from sale of property and equipment	54	43	45
Net cash used in investing activities:	(2,997)	(28,532)	(12,626)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(32,958)	(45,263)	(19,111)
Excess tax benefit from stock option exercises	1,232	-	-
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	2,684	3,336	1,993
Net cash used in financing activities:	(29,042)	(41,927)	(17,118)

Net Increase (Decrease) in Cash and Cash Equivalents	4,423	(32,398)	16,379
Cash and Cash Equivalents, Beginning of Year	25,944	58,342	41,963
Cash and Cash Equivalents, End of Year	$30,367	$25,944	$58,342

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$30	$24	$42
Income taxes, net of refunds	$19,608	$20,338	$10,388

Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation	$31	$15	$-
Shares awarded to satisfy deferred board compensation	1,142	581	-

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT

(in thousands, except share information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment

Balance - January 31, 2004	34,844,490	$348	$65,239	$54,853	-	$-	$120,440

Net income				25,147			25,147

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $1,569	388,508	4	3,559				3,563

Purchase of shares under the stock repurchase program					1,268,100	(19,111)	(19,111)
Balance - January 29, 2005	35,232,998	$352	$68,798	$80,000	1,268,100	$(19,111)	$130,039

Net income				33,624			33,624

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $3,023	501,754	5	6,368				6,373

Purchase of shares under the stock repurchase program					1,859,600	(45,263)	(45,263)
Balance - January 28, 2006	35,734,752	357	75,166	113,624	3,127,700	(64,374)	124,773

Net income				38,073			38,073

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $2,539	312,980	3	5,220				5,223

Adjustment to income tax benefit from exercises of employee stock options			(1,307)				(1,307)

Purchase of shares under the stock repurchase program					1,178,713	(32,958)	(32,958)

Stock-based compensation			2,837				2,837
Balance - February 3, 2007	36,047,732	$360	$81,916	$151,697	4,306,413	$(97,332)	$136,641

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 3, 2007, January 28, 2006 and January 29, 2005

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett Sports, Inc. (the “Company” or “Hibbett”), formerly Hibbett Sporting Goods, Inc., is an operator of sporting goods retail stores in small to mid-sized markets predominately in the Sunbelt, Mid-Atlantic and Midwest. The Company’s fiscal year ends on the Saturday closest to January 31 of each year. The consolidated statement of operations for fiscal year ended February 3, 2007, includes 53 weeks of operations while the consolidated statements of operations for fiscal years ended January 28, 2006 and January 29, 2005, include 52 weeks of operations. The Company’s merchandise assortment features a core selection of brand name merchandise emphasizing individual team sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

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

Customers

No customer accounted for more than 5.0% of the Company’s sales during the 53-week period ended February 3, 2007 and the 52-week periods ended January 28, 2006 and January 29, 2005.

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

The following table presents the components of the Company’s advertising expense (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005

Gross advertising costs	$5,194	$4,727	$4,471
Advertising reimbursements	(3,225)	(2,935)	(2,785)
Net advertising costs	$1,969	$1,792	$1,686

Stock Repurchase Program

In August 2004, the Board of Directors authorized a plan to repurchase up to $30.0 million of our outstanding common stock. The repurchase authorization was increased by the Board in November 2004 to $40.0 million, in August 2005 to $60.0 million, in November 2005 to $100.0 million and in August 2006 to $150.0 million. Stock repurchases may be made until February 2, 2008, and may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of Company management.

The Company repurchased 1,178,713, 1,859,600 and 1,268,100 shares of its common stock during the 53-week period ended February 3, 2007 and the 52-week periods ended January 28, 2006 and January 29, 2005, respectively, at a cost of approximately $33.0 million, $45.3 million and $19.1 million, respectively. As of February 3, 2007, the Company had repurchased a total of 4,306,413 shares of its common stock at an approximate cost of $97.3 million. We have approximately $52.7 million available for stock repurchase as of February 3, 2007.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents. Amounts due from third party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days. Cash equivalents related to credit and debit card transactions at February 3, 2007 and January 28, 2006 were $2.2 million and $1.4 million, respectively.

Short-Term Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. We did not hold any investments in securities at February 3, 2007. We held approximately $13.2 million of investments in securities at January 28, 2006. Our investments in securities primarily consisted of auction rate securities classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value due to their variable interest rates, which reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we believe there is a ready liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our securities. All income generated from these securities is recorded as interest income. We continually evaluate our short-term investments for other than temporary impairment.

Trade and Other Accounts Receivable

Trade accounts receivable at fiscal year-end consisted primarily of amounts due to the Company from sales to educational institutions and youth associations. We do not require collateral and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at February 3, 2007 and January 28, 2006 was $34,000 and $45,000, respectively.

Other accounts receivable consisted primarily of tenant allowances due from landlords and cooperative advertising due from vendors, all of which are deemed to be collectible.

Inventories

Inventories are valued at the lower of cost or market using the retail inventory method of accounting, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The Company’s business is dependent to a significant degree upon close relationships with its vendors. The Company’s largest vendor, Nike, represented approximately 46.6%, 43.9% and 38.9% of its purchases in fiscal 2007, 2006 and 2005, respectively. Our next largest vendor in fiscal 2007 represented approximately 9.4%, 3.7% and 3.8% of its purchases in fiscal 2007, 2006 and 2005, respectively. The merger between two of our vendors accounted for the increase in concentration of our second largest vendor between periods. Our third largest vendor in fiscal 2007 represented approximately 4.7%, 3.2% and 2.6% of its purchases in fiscal 2007, 2006 and 2005, respectively.

Beginning in fiscal year 2008, inventory will be valued using the lower of weighted average cost or market. The Company believes the cost method is preferable as compared to the retail method because it will increase the organizational focus on the actual margin realized on each sale. This change in accounting method is not expected to have a material impact on the Company’s consolidated financial statements.

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

In March 1998, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which provides guidance on accounting for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. Our treatment of such costs is consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software. In fiscal 2007, we capitalized approximately $120,000 under SOP 98-1 associated with the implementation of new merchandising software. In fiscal 2006, we capitalized approximately $10,500 under SOP 98-1 associated with the implementation of new merchandising software.

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

On our statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations. The current portion is included as a change in other operating assets and liabilities and the long-term portion is included as a change in deferred rent, non-current. The liability for the current portion of unamortized landlord allowances was $3.1 million and $2.9 million at February 3, 2007 and January 28, 2006, respectively. The liability for the long-term portion of unamortized landlord allowances was $12.6 million and $11.3 million at February 3, 2007 and January 28, 2006, respectively. The non-cash portion of landlord allowances received is immaterial.

Revenue Recognition

We recognize revenue, including gift card and layaway sales, in accordance with the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”

Retail merchandise sales occur on-site in the Company’s retail stores. Customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on layaway. The customer may make further payments in installments, but the entire purchase price for merchandise placed on layaway must be received by the Company within 30 days. The down payment and any installments are recorded by the Company as short-term deferred revenue until the customer pays the entire purchase price for the merchandise. We recognize revenue at the time the customer takes possession of the merchandise. Retail sales are recorded net of returns and discounts and exclude sales taxes.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by the Company. Proceeds received from the issuance of gift cards are initially recorded as deferred revenue. Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise. Unredeemed gift cards are recorded as a current liability.

It is not our policy to take unclaimed layaway deposits and unredeemed gift cards into income. For the years ended February 3, 2007, January 28, 2006 and January 29, 2005, there was no breakage revenue recorded in income. The deferred revenue liability for layaway deposits and unredeemed gift cards was $1.8 million and $1.3 million at February 3, 2007 and January 28, 2006, respectively. Any unrecognized breakage revenue is immaterial. The Company escheats unredeemed gift cards.

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

Self-Insurance Accrual

We are self-insured for a significant portion of our health insurance. Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from these assumptions. To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $100,000 per covered person per year or $2.0 million per year in the aggregate. As of February 3, 2007 and January 28, 2006, the accrual for these liabilities was $350,000 and $280,000, respectively, and was included in accrued expenses in the consolidated balance sheets.

We are also self-insured for our workers’ compensation and general liability insurance up to an established deductible with a cumulative stop loss. As of February 3, 2007 and January 28, 2006, the accrual for these liabilities (which is not discounted) was $200,000 and $150,000, respectively and was included in accrued expenses in the consolidated balance sheets.

Sales Returns, net

Net sales returns were $14.2 million for fiscal 2007, $12.1 million for fiscal 2006 and $10.5 million for fiscal 2005. The accrual for the effect of estimated returns on pre-tax income was $124,000, $113,000 and 83,000 for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively, and was included in accrued expenses in the consolidated balance sheets.

Fair Value of Financial Instruments

We believe that the carrying amount approximates fair value for cash and cash equivalents, short-term investments, receivables and accounts payable, because of the short maturities of those instruments.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and recognition of changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 will not have a material effect on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects on each of the Company’s balance sheet, statement of operations and related financial statement disclosures. The SAB permits the recording of the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustments recorded to the opening balance of retained earnings. SAB No. 108 is effective for fiscal 2007. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the financial statement effects of a tax position should initially be recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN No. 48 to have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires that companies recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as an expense in the income statement. SFAS No. 123R generally requires that companies account for those transactions using the fair-value-based method, and eliminates using the intrinsic value method of accounting in Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued SAB No. 107, “Share-Based Payment,” which provided the staff’s views regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and also the valuation of share-based payment arrangements for public companies. The Company adopted SFAS No. 123R effective January 29, 2006 using the modified prospective transition method. This method requires that compensation cost be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. The impact of SFAS No. 123R on the Company’s consolidated statement of operations in fiscal 2007 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. The Company incurred an incremental expense of $2.8 million, or approximately $0.07 per diluted share, during the 53 weeks ended February 3, 2007 as a result of the adoption of SFAS No. 123R. See “ Stock-Based Compensation” in Note 3 to the Consolidated Financial Statements in Item 8.

NOTE 3. STOCK-BASED COMPENSATION

At February 3, 2007, the Company had four stock-based compensation plans:

(a)

The 2005 Equity Incentive Plan (“Incentive Plan”) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion. The Incentive Plan authorizes grants of equity awards of up to 1,233,159 authorized, but unissued shares of common stock which includes 483,159 shares carried forward from the original 1996 Stock Option Plan (“1996 Plan”), as amended, plus an additional 750,000 shares approved for issuance effective July 1, 2005. At February 3, 2007, there were 1,028,907 shares available for grant under the Incentive Plan.

(b)

The 2005 Employee Stock Purchase Plan (“ESPP”) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. At February 3, 2007, there were 177,628 shares available for purchase under the ESPP.

(c)

The 2005 Director Deferred Compensation Plan (“Deferred Plan”) allows non-employee directors an election to defer all or a portion of their fees into stock units, stock options or cash. The Deferred Plan authorizes grants of stock up to 112,500 authorized, but unissued shares of common stock. At February 3, 2007, there were 110,777 shares available for grant under the Deferred Plan.

(d)

The 2006 Non-Employee Director Equity Plan (“DEP”) provides for grants of equity awards to non-employee directors. The DEP authorizes grants of equity awards of up to 672,975 authorized, but unissued shares of common stock which includes 172,975 shares carried forward from the original Stock Plan for Outside Directors (“Director Plan”), plus an additional 500,000 shares approved for issuance effective June 1, 2006. At February 3, 2007, there were 665,525 shares available for grant under the DEP.

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

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective transition method. Under this method, compensation cost recognized in the period ended February 3, 2007 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation expense for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with various assumptions used for new grants as described below. Compensation expense for new stock options and nonvested equity awards is recognized on a straight-line basis over the vesting period. In accordance with the modified prospective method, results for prior periods have not been restated.

The following table illustrates the pro-forma effect on net income and earnings per share for the fiscal years ended January 28, 2006 and January 29, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based compensation (in thousands, except per share data):

	Fiscal Year Ended
	January 28, 2006	January 29, 2005

Net income, as reported	$33,624	$25,147
Add: Stock-based employee compensation expense, included in the determination of net income, net of tax	61	-
Deduct: Stock-based employee compensation expense, determined under the fair value based method for all awards, net of tax	(3,778)	(1,759)
Net income, pro-forma	$29,907	$23,388

Earnings per share:
Basic - as reported	$1.00	$0.72
Basic - pro-forma	$0.89	$0.67

Diluted - as reported	$0.98	$0.70
Diluted - pro-forma	$0.87	$0.66

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards. As of February 3, 2007, the Company had only granted awards in the form of stock options and restricted stock. Restricted stock awards and options to purchase our common stock have been granted to officers, directors and key employees. Beginning with the adoption of the Incentive Plan effective July 1, 2005, a greater proportion of the awards granted to employees, including executive employees, were restricted stock awards as opposed to stock options when compared to grants made in prior years. As of fiscal 2007, we had only one performance-based restricted stock award to our Chief Executive Officer. Beginning with the annual awards of fiscal 2008, all equity awarded to employees will be in the form of restricted stock units and all the five named executive officers will be granted performance-based awards. We expect the Compensation Committee of the Board will continue to grant more performance-based awards to key employees in the future. The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.

The compensation cost that has been charged against income for these plans was as follows for the fiscal year ended February 3, 2007 (in thousands):

Stock-based compensation expense by type:
Stock options	$2,104
Restricted stock awards	603
Employee stock purchase	99
Director deferred compensation	31
Total stock-based compensation expense	2,837
Tax benefit recognized	549
Stock-based compensation expense, net of tax	$2,288

In accordance with SAB No. 107 issued in March 2005, share-based plan expense has been included in general and administrative expense since it is incentive compensation. Certain other deferred stock compensation plans are also reflected in general and administrative expense. There was no capitalized stock-based compensation cost.

Prior to adoption of SFAS No. 123R, we presented the benefit of all tax deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of grant date fair value be reported as a financing cash flow, rather than as an operating cash flow. Excess tax benefits of $1.2 million, which were classified as a financing cash inflow in the 53-weeks ended February 3, 2007, would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of our common stock on the last trading day preceding the date of grant. Vesting and expiration provisions vary between equity plans. Grants awarded to employees under the 1996 Plan, as amended, vest over a 5 year period in equal installments beginning on the first anniversary of the grant date and expire on the tenth anniversary of the date of grant. Grants awarded to employees under the Incentive Plan vest over a four year period in equal installments beginning on the first anniversary of the grant date and expire on the eighth anniversary of the date of grant with the exception of a grant made on August 18, 2005, whose provisions provided for the five year vesting schedule and ten year term described in the 1996 Plan. Grants awarded to outside directors under both the DEP and Director Plan, vest immediately upon grant and expire on the tenth anniversary of the date of grant.

Following is the weighted average fair value of each option granted during the fifty-three weeks ended February 3, 2007. The fair value was estimated on the date of grant using the Black Scholes pricing model with the following weighted average assumptions for each period:

	Period Ended
	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2/3/2007	10/28/2006	7/29/2006	4/29/2006

Grant Date	12/31/2006	9/30/2006	6/30/2006	3/31/2006	2/22/2006
Weighted average fair value at grant date	13.15	11.01	10.17	13.85	12.89
Expected option life (years)	4.87	4.87	4.77	4.77	4.77
Expected volatility	41.86%	40.68%	40.83%	40.66%	40.66%
Risk-free interest rate	4.70%	4.57%	5.10%	4.82%	4.58%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

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

Activity for our option plans during the fifty-three weeks ended February 3, 2007 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)

Options outstanding at January 28, 2006	1,568,900	$12.58
Granted	152,014	30.79
Exercised	(294,988)	24.09
Forfeited	(38,538)	17.95
Options outstanding at February 3, 2007	1,387,388	$15.46	6.61	$22,945
Exercisable at February 3, 2007	581,466	$11.80	6.04	$11,744

The weighted average grant fair value of options granted during the fifty-three weeks ended February 3, 2007 was $12.83. The compensation expense included in general and administrative expense and recognized during the fiscal year was $2.1 million before the recognized income tax benefit of $0.3 million.

The total intrinsic value of stock options exercised during the fifty-three weeks ended February 3, 2007 and fifty-two weeks ended January 28, 2006 and January 29, 2005 was approximately $7.1 million, $8.4 million and $4.2 million, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total cash received from these option exercises during fiscal years 2007, 2006 and 2005 was approximately $2.3 million, $2.9 million and $1.8 million, respectively, and the excess tax benefit realized for the tax deductions from these option exercises was approximately $2.5 million, $3.0 million and $1.6 million, respectively, and is included in cash flows from financing activities for the fifty-three weeks ended February 3, 2007 as required by SFAS No. 123R. As of February 3, 2007, there was approximately $4.9 million of unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock Awards

Historically, restricted stock awards were granted with a fair value equal to the closing market price of our common stock on the last trading day preceding the date of grant. Effective November 2006, all restricted stock awards are granted with a fair value equal to the closing market price of our common stock on the date of grant. Compensation expense is recorded straight-line over the vesting period. Restricted stock awards generally cliff vest four to five years from the date of grant.

The following table summarizes the restricted stock awards activity under all of our plans during the fifty-three weeks ended February 3, 2007:

	Number of Awards	Weighted Average Grant Date Fair Value

Restricted stock awards outstanding at January 28, 2006	29,100	$25.83
Granted	60,510	31.55
Vested	-	-
Forfeited	(1,687)	30.98

Restricted stock awards outstanding at February 3, 2007	87,923	$29.66

The weighted average grant date fair value of our restricted stock awards granted was $31.55 for the fifty-three weeks ended February 3, 2007. There were 60,510 restricted stock awards granted during fiscal 2007 and no grants vested during the period. Compensation expense included in general and administrative expense and recognized during the fiscal year was approximately $0.6 million, before the recognized income tax benefit of approximately $0.2 million.

The total intrinsic value of our restricted stock awards outstanding and unvested at February 3, 2007 was approximately $2.8 million. As of February 3, 2007, there was approximately $1.8 million of total unamortized unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted average period of 3.2 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the fair market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter. Our employees purchased 17,992 shares of common stock at an average price of $22.02 per share during the fiscal year ended February 3, 2007. The assumptions used in the option pricing model for the fifty-three weeks ended February 3, 2007 were: (a) expected life of 3 months (.25 years); (b) volatility between 40.7% and 41.0%; (c) risk-free interest rate between 3.98% and 4.93%; and (d) dividend yield of 0.0%. The weighted average grant date fair value of ESPP options granted during the fifty-three weeks ended February 3, 2007 was $5.93.

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin (“FTB”) No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” as amended by SFAS No. 123R. The compensation expense included in general and administrative expense and recognized during the fifty-three weeks ended February 3, 2007 was approximately $99,000. Prior to the adoption of SFAS No. 123R, the ESPP was considered noncompensatory and no expense was recorded in the consolidated statement of operations.

Director Deferred Compensation

Under the Deferred Plan, outside non-employee directors can elect to defer all or a portion of their board and board committee fees into cash, stock options or deferred stock units. Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly. Director fees deferred into our common stock are calculated and expensed each quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share. The total annual retainer, board and board committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented. A total of 1,142 and 581 stock units were deferred under this plan in fiscal 2007 and fiscal 2006, respectively.

The compensation expense included in general and administrative expense and recognized during the fifty-three weeks ended February 3, 2007 was approximately $31,000 before the recognized income tax benefit of approximately $12,000.

NOTE 4. EARNINGS PER SHARE

The computation of basic earnings per share (“EPS”) is based on the number of weighted average common shares outstanding during the period. The computation of diluted EPS is based on the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and issuance of restricted stock. The number of incremental shares is calculated by applying the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005

Net income, in thousands	$38,073	$33,624	$25,147

Weighted average number of common shares outstanding	32,094,127	33,605,568	34,855,682
Stock options	500,478	787,458	834,681
Restricted stock	25,234	-	-

Weighted average number of common shares outstanding and dilutive securities	32,619,839	34,393,026	35,690,363

Basic earnings per common share	$1.19	$1.00	$0.72
Diluted earnings per common share	$1.17	$0.98	$0.70

In calculating diluted earnings per share for the fifty-three weeks ended February 3, 2007, options to purchase 274,406 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. In calculating diluted earnings per share for the fifty-two weeks ended January 28, 2006 and January 29, 2005, options to purchase 49,000 and 32,903 shares of common stock, respectively, were outstanding as of the end of the respective periods, but were not included in the computations of diluted earnings per share due to their anti-dilutive effect.

NOTE 5. DEBT

As of February 3, 2007, the Company had one unsecured credit facility, which is renewable annually in November. The facility allows for borrowings up to $15.0 million at a rate based on prime at the Company’s election or another mutually agreed upon fixed rate at the time of draw. As of February 3, 2007, the Company had no borrowings outstanding under its facility. Under the provisions of this facility, the Company does not pay commitment fees and is not subject to covenant requirements. The Company can draw down on the line of credit when its main operating account balance falls below $100,000.

During the majority of fiscal 2007, the Company had two operating facilities allowing borrowings up to $25.0 million. Effective November 2006, we elected to renew only one facility that allows borrowings up to $15.0 million. There were twenty-four days during the fifty-three weeks ended February 3, 2007, where the Company incurred borrowings against our credit facilities for an average and maximum borrowing of approximately $2.5 million and $5.1 million and an average interest rate of 6.12%. At February 3, 2007, $15.0 million was available to the Company from its facility.

NOTE 6. PROFIT-SHARING PLAN

The Company maintains a 401(k) profit-sharing plan (the “Plan”) which permits participants to make pre-tax contributions to the Plan. The Plan covers all employees who have completed one year of service and who are at least 21 years of age. Participants of the Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law. These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the Plan. The Company’s contribution to the Plan equals (1) an amount determined at the discretion of the Board of Directors plus (2) a matching contribution equal to a discretionary percentage of up to 6% of a participant’s compensation. For fiscal 2007, the Company matched 75% of contributions made to the plan by the employees up to 6% of the employee’s compensation. Contribution expense amounts for fiscal years 2007, 2006 and 2005 were approximately $520,000, $491,000 and $462,000, respectively.

NOTE 7. RELATED-PARTY TRANSACTIONS

The Company leases one store under a sublease arrangement from Books-A-Million, Inc., of which Clyde B. Anderson, a director of the Company, is an executive officer, Chairman and stockholder. This sublease agreement expires in June 2008. Minimum lease payments were $191,000 in fiscal 2007, fiscal 2006 and fiscal 2005. Future minimum lease payments under this non-cancelable sublease aggregate approximately $270,000.

NOTE 8. INCOME TAXES

A summary of the components of the provision (benefit) for income taxes is as follows (in thousands):

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Federal:
Current	$22,761	$18,800	$13,556
Deferred	(769)	(1,518)	(161)
	21,992	17,282	13,395
State:
Current	2,853	2,362	1,239
Deferred	(304)	(400)	116
	2,549	1,962	1,355

	$24,541	$19,244	$14,750

A reconciliation of the statutory federal income tax rate as a percentage of income tax rate as a percentage of income before income taxes follows:

	Fiscal Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
Effect of state income taxes, net of federal benefits	2.65%	2.41%	2.21%
Other, net	1.54%	-1.01%	-0.24%
	39.19%	36.40%	36.97%

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred taxes assets (liabilities) are as follows (in thousands):

	February 3, 2007		January 28, 2006
	Current	Non-current	Current	Non-current

Rent	$1,536	$6,553	$1,224	$5,726
Depreciation	-	(3,901)	-	(3,178)
Inventory	285	-	271	-
Accruals	582	59	401	-
Stock-based compensation	40	506	-	-
Other	(836)	-	(693)	-
Deferred taxes	$1,607	$3,217	$1,203	$2,548

In the course of an internal review of prior federal income tax returns, the Company determined that certain deductions may not meet all of the requirements for deductibility with respect to performance-based plans set forth in Section 162(m) of the Internal Revenue Code of 1986, as amended. The Company recorded a balance sheet adjustment in the fourth quarter of fiscal 2007, increasing income taxes payable and reducing additional paid-in-capital by $1.3 million for deductions taken by the Company in fiscal 2006 and prior years. The related income tax benefit was previously recorded as an increase in additional paid-in-capital and did not impact prior years’ results of operations. No adjustments were required to be made to the Company’s consolidated statements of operations. The fiscal 2007 adjustment is reflected in the accompanying consolidated financial statements and was not material to the

Company’s financial position, results of operations or cash flows for any previously reported annual or interim periods.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

In February 1996, the Company entered into a sale-leaseback transaction to finance its distribution center and office facilities. In December 1999, the related operating lease was amended to include the fiscal 2000 expansion of these facilities. The amended lease rate is $819,000 per year and can increase annually with the Consumer Price Index. This lease will expire in December 2014.

During the fifty-three weeks ended February 3, 2007, we increased our lease commitments by a net of 64 retail stores, each having initial lease termination dates between January 2009 and January 2018 as well as various office and transportation equipment. At February 3, 2007, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current operating leases and including the net 64 operating leases added during the fifty-three weeks ended February 3, 2007, were as follows (in thousands):

Fiscal 2008	$ 36,046
Fiscal 2009	31,445
Fiscal 2010	26,144
Fiscal 2011	19,731
Fiscal 2012	13,875
Thereafter	29,852
TOTAL	$ 157,093

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
Minimum rentals	$ 30,291	$ 27,774	$ 24,086
Contingent rentals	2,339	1,658	1,230
	$ 32,630	$ 29,432	$ 25,316

Most of the Company’s retail store leases contain provisions that allow for early termination of the lease by either party if certain pre-determined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, in some cases, the unamortized portion of any landlord allowances related to that property would be payable to the landlord.

Legal Proceedings and other Contingencies

In October 2005, three former employees filed a lawsuit in Mississippi federal court alleging they are owed back wages for overtime because they were improperly classified as exempt salaried employees. They also allege other wage and hour violations. The suit asks the court to certify the case as a collective action under the Fair Labor Standards Act on behalf of all similarly situated employees. The Company disputes the allegations of wrongdoing in this complaint and has vigorously defended itself in this matter. However, there are no assurances that we would be successful in that defense on the merits or otherwise, and, if unsuccessful, the resolution(s) could have a material adverse effect on our results of operations and our financial statements as a whole in the period of resolution. As such, the parties have negotiated a verbal settlement that has not yet been perfected. At year ended February 3, 2007, we estimated that the liability related to this matter is within the range of $750,000 and $960,000. Accordingly, we have accrued $750,000 as a current liability on our Consolidated Balance Sheet. At year ended January 28, 2006, no loss amount was accrued because a loss was not considered probable or estimable.

The Company is also party to other legal proceedings incidental to its business. The Company does not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on its business or financial condition. The Company cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved. As of February 3, 2007, no loss amount has been accrued because a loss is not considered probable or estimable.

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

NOTE 10. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited financial data for the quarters indicated:

	(Dollar amounts in thousands, except per share amounts) Fiscal Year Ended February 3, 2007
	First	Second	Third	Fourth
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(14 Weeks)
Net sales	$126,914	$104,363	$129,658	$151,159
Gross profit	44,140	32,692	43,066	53,233
Operating income	18,125	6,425	15,612	21,576
Net income	11,523	4,020	9,926	12,604

Basic earnings per common share	$0.35	$0.12	$0.31	$0.40
Diluted earnings per common share	$0.35	$0.12	$0.31	$0.39

	Fiscal Year Ended January 28, 2006
	First	Second	Third	Fourth
	(13 Weeks)	(13 Weeks)	(13 Weeks)	(13 Weeks)
Net sales	$114,823	$94,024	$110,594	$120,827
Gross profit	39,540	29,582	37,109	40,671
Operating income	16,803	7,241	12,663	15,013
Net income	10,701	4,859	8,168	9,895

Basic earnings per common share	$0.32	$0.14	$0.24	$0.30
Diluted earnings per common share	$0.31	$0.14	$0.24	$0.29

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON SUPPLEMENTAL SCHEDULE

The Board of Directors and Stockholders

Hibbett Sports, Inc.:

Under date of April 4, 2007, we reported on the consolidated balance sheets of Hibbett Sports, Inc., (formerly Hibbett Sporting Goods, Inc.) and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended February 3, 2007, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited Schedule II–Valuation and Qualifying Accounts. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Birmingham, Alabama

April 4, 2007

HIBBETT SPORTS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
Balance of allowance for doubtful accounts at beginning of period	$ 45,000	$ 59,000	$ 107,000
Charged to costs and expenses	-	20,000	-
Write-offs, net of recoveries	(11,000)	(34,000)	(48,000)
Balance of allowance for doubtful accounts at end of period	$ 34,000	$ 45,000	$ 59,000

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Consolidated Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 3, 2007.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2007, based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report herein.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hibbett Sports, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Hibbett Sports Inc. (formerly Hibbett Sporting Goods, Inc.) and subsidiaries (the Company) maintained effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of the Company based on our audit.

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

In our opinion, management’s assessment that Hibbett Sports, Inc. and subsidiaries maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hibbett Sports, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended February 3, 2007, and our report dated April 4, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Birmingham, Alabama

April 4, 2007

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required is incorporated by reference from the sections entitled “Directors and Executive Officers”, “The Board of Directors”, “Code of Ethics”, “Annual Compensation of Executive Officers” and “Related Person Transactions” in the Proxy Statement for the Annual Meeting of Stockholders to be held June 5, 2007 (the “Proxy Statement”), which is to be filed with the Securities and Exchange Commission.

Item 11. Executive Compensation.

The information required is incorporated by reference from the section entitled “Annual Compensation of Executive Officers”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners”, “Compensation of Non-Employee Directors”, “Annual Compensation of Executive Officers” and “Directors and Executive Officers” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required is incorporated by reference from the section entitled “Related Person Transactions” and “Governance Information” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required is incorporated by reference from the section entitled “Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

(a)	Documents filed as part of this report:

1.	Financial Statements.	Page

The following Financial Statements and Supplementary Data of the Registrant and Independent Registered Public Accounting Firm’s Report on such Financial Statements are incorporated by reference from the Company’s 2007 Annual Report to Stockholders, in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	29
	Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006	30
	Consolidated Statements of Operations for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005	31
	Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005	32
	Consolidated Statements of Stockholders’ Investment for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005	33
	Notes to Consolidated Financial Statements	34

2.	Financial Statement Schedules.

	The index to the Consolidated Financial Statement Schedule follows:

	Report of Independent Registered Public Accounting Firm on Supplemental Schedule	48
	Schedule II – Valuation and Qualifying Accounts	49

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

3.	Exhibits.

	The Exhibits listed below are the exhibits of Hibbett Sports, Inc. and its wholly owned subsidiaries and are filed as part of, or incorporated by reference into, this report.

Number	Description

	Certificates of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.
3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

	Material Contracts
10.1

Salary and incentives approval by Board of Directors to Company Named Executive Officers, dated as of February 22, 2006; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 1, 2006.

10.2

Approval by Company’s Board of Directors of award of restricted stock to Chief Executive Officer and Chairman of the Board, Michael J. Newsome, dated as of March 8, 2006; incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2006.

10.3

Approval by Company’s Board of Directors of provision for post-retirement health insurance coverage to Chief Executive Officer and Chairman of the Board, Michael J. Newsome, and his wife, dated as of March 8, 2006; incorporated by reference as Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 13, 2006.

10.4

Additional incentive approval by Board of Directors to Company Named Executive Officers, dated as of March 24, 2006; incorporated by reference as Exhibit 10.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 29, 2006.

10.5

Adoption by Company’s Stockholders of Hibbett Sporting Goods, Inc. 2006 Non-Employee Director Equity Plan, dated as of May 31, 2006; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2006.

10.6

Approval by Company’s Board of Directors of the Non-Employee Director Non-Qualified Option Agreement, dated as of May 31, 2006; incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 5, 2006.

10.7

Sub-Sub-Sublease Agreement between Hibbett Sporting Goods, Inc. and Books-A-Million, dated April 23, 1996; incorporated by reference as Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on September 7, 2006.

10.8

Increased authorization by Board of Directors of Hibbett Sporting Goods, Inc. for stock repurchase program, dated as of August 17, 2006; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 17, 2006.

10.9

Credit Agreement between the Company and Amsouth, dated as of November 7, 2006; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 8, 2006.

10.10

Approval by Company’s Board of Directors of the First Amendment to the 2006 Non-Employee Director Equity Plan, dated as of November 16, 2006; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2006.

10.11

Approval by Company’s Board of Directors of the First Amendment to the 2005 Equity Incentive Plan, dated as of November 16, 2006; incorporated by reference as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2006.

10.12

Approval by Company’s Board of Directors of the Second Amendment to the Amended and Restated 1996 Stock Option Plan, dated as of November 16, 2006; incorporated by reference as Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2006.

10.13

Approval by Company’s Board of Directors of the First Amendment to the 2005 Director Deferred Compensation Plan, dated as of November 16, 2006; incorporated by reference as Exhibit 10.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2006.

10.14

Adoption of a resolution by the Company’s Board of Directors to correct and error to the 2005 Employee Stock Purchase Plan; incorporated by reference as Exhibit 10.5 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2006.

	Annual Report to Security Holders
13.1	Fiscal 2007 Annual Report to Stockholders.

	Subsidiaries of the Registrant
21	List of Company’s Subsidiaries: 1) Hibbett Sporting Goods, Inc. 2) Hibbett Team Sales, Inc. 3) Sports Wholesale, Inc. 4) Hibbett Capital Management, Inc. 5) Sports Holding, Inc.

	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)	56

	Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)	57
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)	58
32.1	Section 1350 Certification of Chief Executive Officer (filed herewith)	59
32.2	Section 1350 Certification of Chief Financial Officer (filed herewith)	60

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT SPORTS, INC.

Date: April 4, 2007	By:	/s/ Gary A. Smith
Gary A. Smith Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Newsome	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 4, 2007
Michael J. Newsome

/s/ Gary A. Smith	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 4, 2007
Gary A. Smith

/s/ Clyde B. Anderson	Director	April 4, 2007
Clyde B. Anderson

/s/ Carl Kirkland	Director	April 4, 2007
Carl Kirkland

/s/ Ralph T. Parks	Director	April 4, 2007
Ralph T. Parks

/s/ Thomas A. Saunders, III	Director	April 4, 2007
Thomas A. Saunders, III

/s/ Alton E. Yother	Director	April 4, 2007
Alton E. Yother