Form 10-Q
period 2007-05-05
HIBBETT SPORTS INC
filed 2007-06-14
CIK 1017480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:	May 5, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: __________________________ to __________________________

COMMISSION FILE NUMBER:    000-20969

HIBBETT SPORTS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation or organization	20-8159608 (I.R.S. Employer Identification No.)

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of June 4, 2007, were 31,243,569 shares.

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors,” “Business” and “Properties” in our Form 10-K dated April 4, 2007.

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

INVESTOR ACCESS TO COMPANY FILINGS

We make available free of charge on our website, www.hibbett.com under the heading “Investor Information,” copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as all Forms 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission on its EDGAR database at www.sec.gov. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, at no charge, by writing to: Investor Relations, Hibbett Sports, Inc., 451 Industrial Lane, Birmingham, Alabama 35211.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(Dollars in Thousands)

	May 5, 2007	February 3, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$18,704	$30,367
Short-term investments	292	--
Accounts receivable, net	3,963	4,651
Inventories, net	133,371	125,240
Prepaid expenses and other	5,087	5,024
Deferred income taxes, net	2,122	1,607
Total current assets	163,539	166,889

Property and Equipment:
Land and building	245	245
Equipment	37,822	32,946
Furniture and fixtures	19,052	18,846
Leasehold improvements	52,017	50,767
Construction in progress	302	4,417
	109,438	107,221
Less accumulated depreciation & amortization	67,334	64,648
Total property and equipment	42,104	42,573

Non-current Assets:
Deferred income taxes, net	2,238	3,217
Other, net	177	174
Total non-current assets	2,415	3,391
Total Assets	$208,058	$212,853

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$36,578	$42,016
Accrued income taxes	4,898	5,338
Accrued expenses:
Payroll-related	3,635	6,592
Deferred rent	4,039	4,228
Other	2,636	2,287
Total current liabilities	51,786	60,461

Non-current Liabilities:
Deferred rent	15,539	15,715
Deferred income taxes, net	1,309	--
Other	36	36
Total non-current liabilities	16,884	15,751

Stockholders' Investment:
Preferred stock, $.01 par value 1,000,000 shares authorized, no shares issued	--	--
Common stock, $.01 par value, 80,000,000 shares authorized, 36,121,709 and 36,047,732 shares issued at May 5, 2007 and February 3, 2007, respectively	361	360
Paid-in capital	84,806	81,916
Retained earnings	161,454	151,697
Treasury stock at cost; 4,644,413 and 4,306,413 shares repurchased at May 5, 2007 and February 3, 2007, respectively	(107,233)	(97,332)
Total stockholders' investment	139,388	136,641
Total Liabilities and Stockholders' Investment	$208,058	$212,853

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Share and Per Share Information)

	Thirteen Weeks Ended

	May 5,	April 29,
	2007	2006

Net sales	$133,842	$126,914
Cost of goods sold, including distribution center and store occupancy costs	88,789	82,774
Gross profit	45,053	44,140

Store operating, selling and administrative expenses	26,031	23,310
Depreciation and amortization	2,920	2,705
Operating income	16,102	18,125

Interest income	394	325
Interest expense	1	4
Interest income, net	393	321
Income before provision for income taxes	16,495	18,446

Provision for income taxes	6,268	6,923
Net income	$10,227	$11,523

Net income per basic share	$0.32	$0.35
Net income per diluted share	$0.32	$0.35

Weighted-average shares outstanding:
Basic	31,671,284	32,477,692
Diluted	32,219,329	33,130,976

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands, Except Share Information)

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Cash Flows From Operating Activities:
Net income	$10,227	$11,523
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,920	2,705
Deferred income tax expense (benefit), net	1,159	(567)
Excess tax benefit from stock option exercises	(455)	(2,193)
Loss on disposal of assets, net	15	82
Stock-based compensation expense	1,754	689
(Increase) decrease in operating assets:
Accounts receivable, net	688	(464)
Inventories, net	(7,987)	(7,279)
Prepaid expenses and other	(65)	(3,307)
Other non-current assets	(3)	(41)
Increase (decrease) in operating liabilities
Accounts payable	(5,437)	(5,975)
Accrued income taxes	15	6,857
Deferred rent, non-current	(177)	607
Accrued expenses	(2,795)	(1,179)
Net cash (used in) provided by operating activities	(141)	1,458

Cash Flows From Investing Activities:
(Purchase) sale of short-term investments, net	(292)	1,800
Capital expenditures	(2,466)	(3,018)
Proceeds from sale of property and equipment	--	19
Net cash used in investing activities	(2,758)	(1,199)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(9,901)	(14,998)
Excess tax benefit from stock option exercises	455	2,193
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	682	1,937
Net cash used in financing activities	(8,764)	(10,868)

Net Decrease in Cash and Cash Equivalents	(11,663)	(10,609)
Cash and Cash Equivalents, Beginning of Period	30,367	25,944
Cash and Cash Equivalents, End of Period	$18,704	$15,335

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$--	$4
Income taxes, net of refunds	$5,094	$633

Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation	$9	$7
Shares awarded to satisfy deferred board compensation	306	220

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Investment

(Dollars in Thousands, Except Share Information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment

Balance - January 28, 2006	35,734,752	$357	$75,166	$113,624	3,127,700	$(64,374)	$124,773

Net income				38,073			38,073

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $2,539	312,980	3	5,220				5,223

Adjustment to income tax benefit from exercises of employee stock options			(1,307)				(1,307)

Purchase of shares under the stock repurchase program					1,178,713	(32,958)	(32,958)

Stock-based compensation			2,837				2,837
Balance - February 3, 2007	36,047,732	360	81,916	151,697	4,306,413	(97,332)	136,641

Net income				10,227			10,227

Cumulative effect of adopting FIN No. 48				(553)			(553)

Cumulative effect of change in accounting principle, net				83			83

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $455	73,977	1	1,136				1,137

Purchase of shares under the stock repurchase program					338,000	(9,901)	(9,901)

Stock-based compensation			1,754				1,754
Balance - May 5, 2007	36,121,709	$361	$84,806	$161,454	4,644,413	$(107,233)	$139,388

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2007. In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting primarily of normal recurring adjustments and those listed below under “Accounting Changes”) considered necessary for a fair presentation of our financial position as of May 5, 2007 and February 3, 2007 and the results of our operations and cash flows for the periods presented.

Accounting Changes

Change in Accounting Principle – Inventories

On February 4, 2007, the first day of fiscal 2008, we changed our inventory valuation method. Previously, inventories were principally valued at the lower of cost or market using the retail method. Commencing in fiscal 2008, inventories will be principally valued at the lower of cost or market, using the weighted-average cost method.

Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “ Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” requires a retrospective application of changes in accounting principles. However, the effect of this change in accounting principle for periods prior to fiscal 2008 is not determinable, as the period-specific information required to value inventory using the weighted-average cost method is not available for periods prior to February 4, 2007. This change was recognized as a net increase of $143,000 to inventory, an increase of $60,000 to deferred tax liabilities and a cumulative effect to retained earnings of $83,000. This change in valuation method did not have a material impact on net income or diluted earnings per share.

We believe the new accounting method of weighted-average cost is preferable to the retail method of inventory valuation because it will produce more accurate inventory amounts reported in the balance sheet and, in turn, more accurate cost of sales in the income statement. The new JDA Merchandising System has facilitated our ability to value our inventory on the weighted-average cost method.

Adoption of FIN No. 48

On February 4, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the financial statement effects of a tax position should initially be recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

As a result of implementing FIN No. 48, we increased the liability for unrecognized tax benefits by $3,764,000, increased deferred tax assets by $3,209,000 and reduced retained earnings as of February 4, 2007 by $553,000. Our total liability for unrecognized tax benefits as of February 4, 2007 amounted to $5,684,000.

During the first quarter of fiscal 2008, we recognized adjustments to our liability for prior year unrecognized tax benefits of $223,000, which increased our current tax provision and increased our liability balance. As of May 5, 2007, our total liability for unrecognized tax benefits amounted to $5,907,000 of which $2,586,000 would affect the effective tax rate if recognized.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The associated amount included in our total liability for unrecognized tax benefits was $606,000 as of May 5, 2007 and $567,000 as of February 4, 2007.

The U.S. Federal statute of limitations expires during the third quarter of fiscal 2008 for our fiscal 2004 tax year. However, on our U.S. consolidated corporation income tax returns for those years, we anticipate having no single tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.

We file income tax returns in the U.S. federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to fiscal 2004 or by most state taxing jurisdictions for years prior to fiscal 2001.

Seasonality and Inflation

Our business follows a seasonal pattern, with historical peaks during back-to-school and holiday selling seasons. The seasonality of our operations may lead to significant fluctuations in certain asset, liability and income statement accounts between fiscal year-end and subsequent interim periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, retail calendar shifts, the level of pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, merchandise mix, the addition and timing of tax holidays offered within our markets, the relative proportion of stores represented by each of our three store concepts and demand for apparel and accessories driven by local interest in sporting events.

Although our operations are influenced by general economic conditions, we do not believe that inflation has a material impact on our results of operations as we are generally able to pass along inflationary increases in costs to our customers.

Business

Our Company is a publicly traded sporting goods retailer in the United States. We are an operator of sporting goods retail stores in small to mid-sized markets predominately in the Sunbelt, Mid-Atlantic and Midwest. Our fiscal year ends on the Saturday closest to January 31 of each year. Our merchandise assortment features a core selection of brand name merchandise emphasizing individual team sports complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

Principles of Consolidation

The consolidated financial statements of our Company include its accounts and the accounts of all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Occasionally, certain reclassifications are made to conform previously reported data to the current presentation. Such reclassifications had no impact on total assets, net income or stockholders’ investment.

Reportable Segments

Given the economic characteristics of our store formats, the similar nature of products offered for sale, the type of customers, the methods of distribution and how our Company is managed, our operations constitute only one reportable segment.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents. Amounts due from third party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days. Cash equivalents related to credit and debit card transactions at May 5, 2007 and February 3, 2007 were $1.7 million and $2.2 million, respectively.

Short-Term Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. We held approximately $0.3 million of investments in securities at May 5, 2007. We did not hold any investments in securities at February 3, 2007. Our investments in securities primarily consisted of municipal bonds classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value. Despite the long-term nature of their stated contractual maturities, we believe there is a ready liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our securities. All income generated from these securities is recorded as interest income. We continually evaluate our short-term investments for other than temporary impairment.

Trade and Other Accounts Receivable

Trade accounts receivable consists primarily of amounts due to us from sales to educational institutions and youth associations. We do not require collateral, and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at May 5, 2007 and February 3, 2007 was $41,000 and $34,000, respectively.

Other accounts receivable consisted primarily of tenant allowances due from landlords and cooperative advertising due from vendors, all of which are deemed to be collectible.

Inventory Valuation

Lower of Cost or Market: Beginning in fiscal 2008, inventory is valued using the lower of weighted-average cost or market method. Market is determined based on estimated net realizable value. We regularly review inventories to determine if the carrying value exceeds realizable value, and we record a reserve to reduce the carrying value to net realizable value as necessary. As of May 5, 2007, the reserve was $1.3 million. There was no amount reserved as of February 3, 2007. A determination of net realizable value requires significant judgment and estimates.

Previously, we valued inventories at the lower of cost or market using the retail inventory method of accounting, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value.

Shrink Reserves: We accrue for inventory shrinkage based on the historical shrink results of our physical inventories averaged over three years. These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger. Store counts are performed on a cyclical basis and the distribution center’s counts are performed mid-year and in late December or early January every year.

Inventory Purchase Concentration: Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented approximately 46.9% and 45.8% of our total purchases for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. Our second largest vendor represented approximately 7.1% and 9.7% of our total purchases while our third largest vendor represented approximately 5.7% and 3.9% of our total purchases for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation on assets is principally provided using the straight-line method over their estimated service lives (3 to 7 years for equipment, 7 years for furniture and fixtures and 39 years for buildings) or, in the case of leasehold improvements, the shorter of the initial term of the underlying leases or the estimated economic lives of the improvements (typically 3 to 10 years).

Construction in progress is primarily comprised of property and equipment related to unopened stores.

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from property and equipment and the related gain or loss is credited or charged to income.

Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” provides guidance on accounting for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. Our treatment of such costs is consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software. For the thirteen weeks ended May 5, 2007 there were no costs capitalized under SOP 98-1. For the fiscal year ended February 3, 2007 we capitalized approximately $120,000 under SOP 98-1 associated with the implementation of our new merchandising software.

Self-Insurance Accrual

We are self-insured for a significant portion of our health insurance. Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions. To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $100,000 per covered person per year or $2.0 million per year in the aggregate. As of May 5, 2007 and February 3, 2007, the accrual for these liabilities was $350,000 and was included in accrued expenses in the condensed consolidated balance sheets.

We are also self-insured for our workers’ compensation and general liability insurance up to an established deductible with a cumulative stop loss. As of May 5, 2007 and February 3, 2007, the accrual for these liabilities (which is not discounted) was $150,000 and $200,000, respectively, and was included in accrued expenses in the condensed consolidated balance sheets.

Deferred Rent from Landlords

Deferred rent from landlords primarily consists of step rent and allowances from landlords related to our leased properties. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to us by landlords and may be received in the form of cash or free rent. These allowances are part of the negotiated terms of the lease. We record a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord.

On our statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations. The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current. The liability for the current portion of unamortized landlord allowances was $3.1 million at May 5, 2007 and February 3, 2007. The liability for the long-term portion of unamortized landlord allowances was $12.5 million and $12.6 million at May 5, 2007 and February 3, 2007, respectively. The non-cash portion of landlord allowances received is immaterial.

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

It is not our policy to take unclaimed layaway deposits and gift cards into income. As of May 5, 2007 and April 29, 2006 there was no breakage revenue recorded in income. The deferred revenue liability for layaway deposits and unredeemed gift cards was $1.6 million and $1.8 million at May 5, 2007 and February 3, 2007, respectively. Any unrecognized breakage revenue is immaterial. We escheat unredeemed gift cards.

Cost of Goods Sold

We include inbound freight charges, merchandise purchases, store occupancy costs and a portion of our distribution costs related to our retail business in cost of goods sold. Outbound freight charges associated with moving merchandise to and between stores are included in store operating, selling and administrative expenses.

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

The following table presents the components of our advertising expense (in thousands):

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Gross advertising costs	$1,629	$1,375
Advertising reimbursements	(1,226)	(1,112)
Net advertising costs	$403	$263

Fair Value of Financial Instruments

We believe that the carrying amount approximates fair value for cash and cash equivalents, short-term investments, receivables and accounts payable, because of the short maturities of those instruments.

2. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115.” This statement permits companies to elect to measure certain assets and liabilities at fair value. At each reporting date subsequent to adoption, unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings. If elected, SFAS No. 159 would be effective as of the beginning of the first fiscal year that begins after November 15, 2007, or February 3, 2008 for our Company. We do not expect the adoption of SFAS No. 159, if elected, to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and recognition of changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 was effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 will not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements; however, it does not expand the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will implement SFAS No. 157 on February 3, 2008 and anticipate that the statement will not have a significant impact on our consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the financial statement effects of a tax position should initially be recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination by the taxing authority. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. We adopted the provisions of FIN No. 48 effective February 4, 2007. See Note 1 – “Basis of Presentation and Accounting Policies” and Note 9 – “Income Taxes” for a complete discussion of the impact of FIN No. 48.

3. Stock-Based Compensation Plans

At May 5, 2007, we had four stock-based compensation plans:

(a)

The 2005 Equity Incentive Plan (“Incentive Plan”) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion. The Incentive Plan was adopted effective July 1, 2005 and authorizes grants of equity awards of up to 1,233,159 authorized but unissued shares of common stock. At May 5, 2007, there were 904,482 shares available for grant under the Incentive Plan.

(b)

The 2005 Employee Stock Purchase Plan (“ESPP”) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. At May 5, 2007, there were 172,632 shares available for purchase under the ESPP.

(c)

The 2005 Director Deferred Compensation Plan (“Deferred Plan”) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options. The Deferred Plan authorizes grants of stock up to 112,500 authorized but unissued shares of common stock. At May 5, 2007, there were 111,052 shares available for grant under the Deferred Plan.

(d)

The 2006 Non-Employee Director Equity Plan (“DEP”) provides for grants of equity awards to non-employee directors. The DEP was adopted effective June 1, 2006 and authorizes grants of equity awards of up to 672,975 authorized but unissued shares of common stock. At May 5, 2007, there were 639,439 shares available for grant under the DEP.

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments,” using the modified prospective transition method. Under this method, compensation cost recognized in the period ended May 5, 2007 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with various assumptions used for new grants as described below. Compensation expense for new stock options and nonvested equity awards is recognized on a straight-line basis over the vesting period. In accordance with the modified prospective method, results for prior periods have not been restated.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards. As of May 5, 2007, the Company had only granted awards in the form of stock options and restricted stock units (“RSUs”). RSUs and options to purchase our common stock have been granted to officers, directors and key employees. Beginning with the adoption of the Incentive Plan, a greater proportion of the awards granted to employees, including executive employees, have been RSUs as opposed to stock options when compared to grants made in prior years. The annual grant made for fiscal 2008 to employees consisted solely of RSUs. We also have awarded RSUs that are performance-based to our named executive officers and expect the Board will continue to grant more performance-based awards to key employees in the future. The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.

The compensation costs that have been charged against income for these plans were as follows for the thirteen weeks ended May 5, 2007 and April 29, 2006 (in thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006

Stock-based compensation expense by type:
Stock options	$861	$530
Restricted stock awards	854	116
Employee stock purchase	30	36
Director deferred compensation	9	7
Total stock-based compensation expense	1,754	689
Tax benefit recognized	505	85
Stock-based compensation expense, net of tax	$1,249	$604

In accordance with SAB No. 107 issued in March 2005, share-based plan expense has been included in store operating, selling and administrative expense since it is incentive compensation. Certain other deferred stock compensation plans are also reflected in store operating, selling and administrative expense.

The tax benefit recognized in our condensed consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period. The actual tax benefit realized for the deductions considered on our tax returns through May 5, 2007 and April 29, 2006, was from option exercises and totaled $0.5 million and $85,000, respectively. There was no capitalized stock-based compensation cost.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of our common stock on the date of grant. In the period between July 2005 and December 2006, stock options were granted with an exercise price equal to the closing market price of our common stock on the last trading day preceding the date of grant. Vesting and expiration provisions vary between equity plans. Grants awarded to employees under the original 1996 Stock Option Plan (“1996 Plan”), as amended, vest over a five year period in equal installments beginning on the first anniversary of the grant date and expire ten years from the date of grant. Grants awarded to employees under the Incentive Plan vest over a four year period in equal installments beginning on the first anniversary of the grant date and expire in eight years from the date of grant with the exception of a grant made on August 18, 2005, whose provisions provided for the five year vesting schedule and ten year term described in the 1996 Plan. Grants awarded to outside directors under both the DEP and Director Plan, vest immediately upon grant and expire on the tenth anniversary of the date of grant.

There were only two grants of stock options to directors in the thirteen weeks ended May 5, 2007. Following is the weighted-average fair value of each option granted during the thirteen weeks ended May 5, 2007. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the period:

	Thirteen Weeks Ended May 5, 2007
Weighted-average fair value at grant date	3/19/2007	3/31/2007
Expected option life (years)	$10.56	$10.68
Expected volatility	4.07	4.07
Risk-free interest rate	39.22%	39.22%
Dividend yield	4.54%	4.55%
Grant Date	None	None

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

Activity for our option plans during the thirteen weeks ended May 5, 2007 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ 000's)
Options outstanding at February 3, 2007	1,387,388	$15.46	6.61	$22,945
Granted	26,086	28.31	9.87	7,511
Exercised	(68,981)	30.09
Forfeited	(3,000)	22.21

Options outstanding at May 5, 2007	1,341,493	$16.07	6.50	$17,260
Exercisable at May 5, 2007	794,449	$12.78	6.03	$12,734

The weighted-average grant fair value of stock options granted during the thirteen weeks ended May 5, 2007 and April 29, 2006 was $10.57 and $12.90, respectively. The compensation expense included in store operating, selling and administrative expense and recognized during the periods was $861,000 and $530,000, respectively, before the recognized income tax benefit of $177,000 and $39,000, respectively.

The total intrinsic value of stock options exercised during the thirteen weeks ended May 5, 2007 and April 29, 2006 was $1.5 million and $5.8 million, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total cash received from these stock option exercises during the first quarter of fiscal 2008 and 2007 was $0.6 and $1.8 million, respectively. Receipts from stock option exercises are included in cash flows from financing activities as required by SFAS No. 123R. As of May 5, 2007, there was $4.3 million of unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Awards

Restricted stock awards are granted with a fair value equal to the closing market price of our common stock on the date of grant with the exception of those granted between August 2005 and December 2006 which were granted with a fair value equal to the closing market price of our common stock on the last trading day preceding the date of grant. Compensation expense is recorded straight-line over the vesting period. Restricted stock awards generally cliff vest in four to five years from the date of grant.

The following table summarizes the restricted stock awards activity under all of our plans during the thirteen week period ended May 5, 2007:

	Number of Awards	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at February 3, 2007	87,923	$29.66
Granted	124,425	28.30
Vested	--	--
Forfeited	(516)	30.46
Restricted stock awards outstanding at May 5, 2007	211,832	$28.86

The weighted-average grant date fair value of our RSUs granted was $28.30 and $31.55 for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. We awarded 124,425 and 60,510 RSUs during the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. The compensation expense included in store operating, selling and administrative expenses and recognized during the comparable periods was $854,000 and $116,000, respectively, before the recognized income tax benefit of $325,000 and $44,000, respectively.

There were no restricted stock awards that vested during the period. The total intrinsic value of our restricted stock awards outstanding and unvested at May 5, 2007 was $6.1 million. As of May 5, 2007, there was approximately $4.4 million of total unamortized unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted-average period of 3.6 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the fair market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter. Our employees purchased 4,996 shares of common stock at $24.30 per share through the ESPP during the thirteen weeks ended May 5, 2007. The assumptions used in the option pricing model for the thirteen weeks ended May 5, 2007 were: (a) expected life of 3 months (.25 years); (b) volatility of 41.8%; (c) risk-free interest rate of 4.97%; and (d) dividend yield of 0.0%. The weighted-average grant date fair value of ESPP options granted during the thirteen weeks ended May 5, 2007 was $6.56. During the thirteen weeks ended April 29, 2006, our employees purchased 6,011 shares of common stock at $24.21 per share through the ESPP. The assumptions used in the option pricing model for the thirteen weeks ended April 29, 2006 were: (a) expected life of 3 months (.25 years); (b) volatility of 41.0%; (c) risk-free interest rate of 3.98%; and (d) dividend yield of 0.0%. The weighted-average grant date fair value of ESPP options granted during the thirteen weeks ended April 29, 2006 was $6.05.

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin (“FTB”) No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” as amended by SFAS No. 123R. The compensation expense included in store operating, selling and administrative expenses and recognized during the thirteen weeks ended May 5, 2007 and April 29, 2006 was approximately $30,000 and $36,000, respectively.

Director Deferred Compensation

Under the Deferred Plan, outside non-employee directors can elect to defer all or a portion of their board and board committee fees into cash, stock options or deferred stock units. Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly. Director fees deferred into our common stock are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share. The total annual retainer, board and board committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented. A total of 306 and 220 stock units were deferred under this plan in the first quarter of fiscal 2008 and fiscal 2007, respectively.

The compensation expense included in store operating, selling and administrative expenses and recognized during the thirteen weeks ended May 5, 2007 and April 29, 2006 was approximately $9,000 and $7,000, respectively, before the recognized income tax benefit of approximately $3,000 in each period.

4. Earnings Per Share

The computation of basic earnings per share (“EPS”) is based on the number of weighted-average common shares outstanding during the period. The computation of diluted EPS is based on the weighted-average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and issuance of restricted stock. The number of incremental shares is calculated by applying the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006

Net income, in thousands	$10,227	$11,523

Weighted-average number of common shares outstanding	31,671,284	32,477,692
Stock options	500,249	608,880
Restricted stock units	47,796	44,404
Weighted-average number of common shares outstanding and dilutive securities	32,219,329	33,130,976

Basic earning per share	$0.32	$0.35
Dilutive earnings per share	$0.32	$0.35

In calculating diluted earnings per share for the thirteen weeks ended May 5, 2007, options to purchase 299,096 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. In calculating diluted earnings per share for the thirteen weeks ended April 29, 2006, options to purchase 309,697 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

5. Stock Repurchase Plan

In August 2004, our Board of Directors (“The Board”) authorized a plan to repurchase our common stock. The Board has subsequently authorized increases to this plan with a current authorization effective August 2006 of $150.0 million. Stock repurchases may be made in the open market or in negotiated transactions until February 2, 2008, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.

We repurchased 338,000 and 481,700 shares of our common stock during the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively, at a cost of $9.9 million and $15.0 million, respectively. As of May 5, 2007, we have repurchased a total of 4,644,413 shares of our common stock at a cost of $107.2 million and have $42.8 million available for future stock repurchases.

6. Properties

We currently lease all of our existing 620 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to ten years with options on our part to extend. Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated. We believe that this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training qualified management personnel.

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

Our corporate offices and our distribution center are leased under an operating lease. We own Team Sales’ warehousing and distribution center located in Birmingham, Alabama. We believe our facilities are suitable and adequate to meet our immediate needs and we expect to open a second distribution center in or around Dallas, Texas in 12 to 18 months to meet our future needs, particularly as we continue our expansion westward.

We currently operate 620 stores in 23 contiguous states. Of these stores, 217 are located in malls and 403 are located in strip centers which are generally the centers of commerce and which are usually anchored by a Wal-Mart store. Over the last two years, we have concentrated our store base growth in strip centers which we believe are the more prominent retail presence within the markets we typically target.

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

8. Commitments and Contingencies

Lease Commitments.

We lease the premises for our retail sporting goods stores under non-cancelable operating leases having initial or remaining terms of more than one year. The leases typically provide for terms of five to ten years with options on our part to extend. Many of our leases contain scheduled increases in annual rent payments and the majority of our leases also require us to pay maintenance, insurance and real estate taxes. Additionally, many of the lease agreements contain tenant improvement allowances, rent holidays and/or rent escalation clauses (contingent rentals). For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of our intended use.

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

During the thirteen weeks ended May 5, 2007, we increased our lease commitments by a net of 7 retail stores, each having initial lease termination dates between April 2012 and May 2017 as well as various office and transportation equipment. At May 5, 2007, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current operating leases and including the net 7 store operating leases added during the thirteen weeks ended May 5, 2007, were as follows (in thousands):

Remaining Fiscal 2008	$27,333
Fiscal 2009	32,385
Fiscal 2010	27,070
Fiscal 2011	20,691
Fiscal 2012	14,835
Fiscal 2013	9,877
Thereafter	21,793
TOTAL	$153,984

Additionally, in February 1996, we entered into a sale-leaseback transaction to finance our distribution center and office facilities. In December 1999, the related operating lease was amended to include the fiscal 2000 expansion of these facilities. This lease will expire in December 2014.

Incentive Bonuses

Specified officers and employees of our Company are entitled to incentive bonuses, primarily based on net earnings of our Company or particular operations thereof. At May 5, 2007 and April 29, 2006, there was $600,000 of bonus related expense included in accrued expenses.

In addition, on March 8, 2006, the Compensation Committee (“Committee”) of the Board of Directors of our Company approved performance criteria for a special award of RSUs to Michael J. Newsome, Chairman and Chief Executive Officer of our Company, under the Incentive Plan if performance targets with respect to future gross sales are met. On March 19, 2007, the Committee approved performance criteria for the award of RSUs to our named executive officers, under the Incentive Plan related to Company profit over a specified period of time. These performance-based awards of RSUs are being expensed under the provisions of SFAS No. 123R and assumes that the performance conditions set within will be met.

Legal Proceedings and Other Contingencies.

In October 2005, three former employees filed a lawsuit in Mississippi federal court alleging they are owed back wages for overtime because they were improperly classified as exempt salaried employees. They also allege other wage and hour violations. The suit asks the court to certify the case as a collective action under the Fair Labor Standards Act on behalf of all similarly situated employees. We dispute the allegations of wrongdoing in this complaint and have vigorously defended ourselves in this matter. However, the parties have negotiated a settlement and the court has now ruled to certify the collective action in accordance with the negotiated settlement. At May 5, 2007, we have estimated that the liability related to this matter is within the range of $750,000 to $960,000. Accordingly, we have accrued $750,000 as a current liability on our condensed consolidated balance sheet. At April 29, 2006, no loss amount was accrued because a loss was not considered probable or estimable.

We are also party to other legal proceedings incidental to our business. We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on its business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved. As of May 5, 2007, no loss amount has been accrued because a loss is not considered probable or estimable.

From time to time, we enter into certain types of agreements that require us to indemnify parties against third party claims under certain circumstances. Generally these agreements relate to: (a) agreements with vendors and suppliers under which we may provide customary indemnification to our vendors and suppliers in respect of actions they take at our request or otherwise on our behalf; (b) agreements to indemnify vendors against trademark and copyright infringement claims concerning merchandise manufactured specifically for or on behalf of the Company; (c) real estate leases, under which we may agree to indemnify the lessors from claims arising from our use of the property; and (d) agreements with our directors, officers and employees, under which we may agree to indemnify such persons for liabilities arising out of their relationship with us. The Company has director and officer liability insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by us with respect to our directors and officers up to specified limits and subject to certain deductibles.

9. Income Taxes

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results. This continual estimation process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

In accordance with SFAS No. 109, “Accounting for Income Taxes,” we recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement. At least quarterly, we assess the likelihood that the deferred tax assets balance will be recovered. We take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset. To the extent recovery is not more likely than not, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the year such determination is made.

Additionally, due to the adoption of FIN No. 48 (as described in Note 1), we have revised our policy on income taxes with respect to accounting for uncertain tax positions. We consider our policy on income taxes to be a critical accounting policy due to the significant level of estimates, assumptions and judgments and its potential impact on our consolidated financial statements.

We adopted FIN No. 48 effective February 4, 2007. In accordance with FIN No. 48, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

A number of years may elapse before a particular matter for which we have recorded a liability related to an unrecognized tax benefit is audited and finally resolved. The number of years with open tax audits varies by jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. Favorable settlement of an unrecognized tax benefit could be recognized as a reduction in our effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the effective tax rate and may require the use of cash in the period of resolution. Our liability for unrecognized tax benefits is generally presented as non-current. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current. The U.S. Federal statute of limitations expires during the third quarter of fiscal 2008 for our fiscal 2004 tax year. On our U.S. consolidated corporation income tax returns for those years, we anticipate having no single tax position that will generate a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the Sunbelt, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of May 5, 2007, we operated a total of 620 retail stores composed of 599 Hibbett Sports stores, 17 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 23 states.

Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square-foot store located in strip centers which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store and in enclosed malls. Over the last few years, we have concentrated and expect to continue our store base growth in strip centers versus enclosed malls as the centers are more prominent in the markets we target. We believe Hibbett Sports stores are typically the primary sporting goods retailer in their markets due to the extensive selection of traditional team merchandise and a high level of customer service. We do not expect that the average size of our stores opening in fiscal 2008 will vary significantly from the average size of stores opened in fiscal 2007.

We historically have comparable store sales increases in the low to mid-single digit range, and we plan to increase total company-wide square footage by approximately 15% in fiscal 2008. We believe total sales percentage growth will be in the low teens in fiscal 2008. Over the past several years, we have increased our product margin due to improved vendor discounts, fewer retail reductions, increased efficiencies in logistics and favorable leveraging of store occupancy costs. We expect gross profit to increase 15 to 20 basis points in fiscal 2008 attributable to vendor leveraging and continued improvement of inventory turns.

Due to our increased sales, we have historically leveraged our store operating, selling and administrative expenses. With our expected sales increase, we expect operating, selling and administrative expenses to increase somewhat in fiscal 2008 primarily due to the movement of certain stock option expense into fiscal 2008 and the new store cost related to approximately 18 additional new stores over fiscal 2007. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, to provide capital expenditures for both distribution center and technology upgrade projects and to repurchase shares of our common stock through the stock repurchase plan.

Hibbett maintains a merchandise management system that allows us to identify and monitor trends. However, this system does not produce generally accepted accounting principle (“GAAP”) financial information by product category. Thus it is impracticable to provide GAAP net sales by product category.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal year ended February 2, 2008, will include 52 weeks of operations, while the fiscal year ended February 3, 2007 included 53 weeks of operations. We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

Results of Operations

The following table sets forth condensed consolidated statements of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Net sales	100.0%	100.0%
Cost of goods sold, including distribution and store occupancy costs	66.3	65.2
Gross profit	33.7	34.8
Store operating, selling and administrative expenses	19.5	18.4
Depreciation and amortization	2.2	2.1
Operating income	12.0	14.3
Interest income, net	0.3	0.3
Income before provision for income taxes	12.3	14.6
Provision for income taxes	4.7	5.5
Net income	7.6%	9.1%

Thirteen Weeks Ended May 5, 2007 Compared to Thirteen Weeks Ended April 29, 2006

Net sales. Net sales increased $6.9 million, or 5.5%, to $133.8 million for the thirteen weeks ended May 5, 2007 from $126.9 million for the comparable period in the prior year. We attribute this increase to the following factors:

•

We opened nine Hibbett Sports stores and closed two in the thirteen weeks ended May 5, 2007. New stores and stores not in the comparable store net sales calculation increased $10.0 million during the thirteen week period.

•

We experienced a 2.6% decrease in comparable store net sales for the thirteen weeks ended May 5, 2007. We attribute this decrease to the shift in our retail calendar as a result of the 53rd week in fiscal 2007 compared to the normal 52-week year. Comparable store, comparable week sales for the thirteen weeks ended May 5, 2007 compared to the thirteen weeks ended May 6, 2006 increased 0.7%.

The decrease in comparable store sales on a fiscal basis was primarily attributable to softness in our urban consumer, especially in our urban enclosed mall locations coupled with the overall softness in the retail industry in April.

We experienced the following performance trends in the thirteen week period:

•	Activewear was up mid-single digits, led by kid’s activewear which was up double digits. Key drivers in activewear were Under Armor, Nike and Adidas.
•

Equipment and licensed apparel were down single digits. Although college licensed apparel experienced a slight increase, professional, particularly NBA licensed apparel, was down double digits. Baseball and soccer equipment were up single digits while basketball and fitness equipment were down double digits.

•	Kid’s footwear and cleats performed well with strong performances by Nike, New Balance, ASICS and Heelys while classics and urban footwear remained soft.
•	Strip center stores were up 2.7% on a comparable store basis while enclosed malls, particularly our urban enclosed mall stores, were down 2.1%.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months. During the thirteen weeks ended May 5, 2007, 532 stores were included in the comparable store sales comparison. Our four Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we have plans to open additional superstores in the future.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $45.1 million, or 33.7% of net sales, in the thirteen weeks ended May 5, 2007, compared with $44.1 million, or 34.8% of net sales, in the same period of the prior fiscal year. Our decrease in gross profit was due primarily to the deleveraging of store occupancy, warehouse costs and increased markdowns. Store occupancy expenses saw increases in rental, CAM and utilities expenses. Warehouse expenses experienced increases in data processing, primarily as the result of the implementation of the new JDA Merchandising System, and salary and benefit costs.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $26.0 million, or 19.5% of net sales, for the thirteen weeks ended May 5, 2007, compared to $23.3 million, or 18.4% of net sales, for the comparable period a year ago. We attribute this increase to the following factors:

•	Stock-based compensation accounted for 76 basis points, primarily because of the movement of certain grant dates into the first quarter as compared to a year ago.
•

Salary and benefit costs increased in our stores by 49 basis points while decreasing at the administrative level by 17 basis points. Data processing costs also increased by 14 basis points as we implemented the new JDA Merchandising System.

•	We experienced a decrease in inventory counting expenses due to the shift in the timing of certain inventory counts. Business insurance expenses also decreased as a percent to sales.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.2% in the thirteen weeks ended May 5, 2007 compared to 2.1% for the comparable period a year ago. The weighted-average lease term of new store leases added through May 5, 2007 compared to those added through April 29, 2006, remained relatively constant in lease terms at 6.89 years compared to 6.88 years, respectively. We attribute the slight increase in depreciation expense as a percent to sales to the information systems placed in service as of February 4, 2007.

Provision for income taxes. Provision for income taxes as a percentage of net sales was 4.7% in the thirteen weeks ended May 5, 2007, compared to 5.5% for the thirteen weeks ended April 29, 2006. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 38.0% and 37.5% for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. The increase in rate over last year is primarily the result of permanent differences related to incentive stock options arising as a result of applying the provisions of SFAS No. 123R and the adoption of FIN No. 48.

Liquidity and Capital Resources

Our capital requirements relate primarily to stock repurchases, working capital requirements and new store openings. Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year. Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under our revolving credit facilities.

Our statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006

Net cash (used in) provided by operating activities:	$(141)	$1,458
Net cash used in investing activities:	(2,758)	(1,199)
Net cash used in financing activities:	(8,764)	(10,868)
Net decrease in cash and cash equivalents	$(11,663)	$(10,609)

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

Net cash used in operating activities was $0.1 million for the thirteen weeks ended May 5, 2007 compared with net cash provided by operating activities of $1.5 million for the thirteen weeks ended April 29, 2006. In total, inventory levels increased this period compared to the same thirteen weeks last year primarily due to soft sales experienced in April.

The largest uses of cash during the period resulted from an increase in inventory of $8.0 million and decreases of $5.4 million and $2.8 million in accounts payable and accrued expenses, respectively. Offsetting this use of cash was net income of $10.2 million and non-cash charges, including depreciation and amortization expense of $2.9 million, stock-based compensation expense of $1.8 million and net deferred income tax expense of $1.2 million.

Investing Activities.

Cash used in investing activities in the thirteen weeks ended May 5, 2007 totaled $2.8 million. Net purchases of short-term investments was $0.3 million compared to net redemptions of short-term investments of $1.8 million as of April 29, 2006. Capital expenditures used $2.5 million of cash in the thirteen weeks ended May 5, 2007. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened nine new stores and relocated and/or remodeled three existing stores during the thirteen weeks ended May 5, 2007 as compared to opening fourteen new stores and relocating and/or remodeling one existing store during the thirteen weeks ended April 29, 2006.

We estimate the cash outlay for capital expenditures in fiscal 2008 will be approximately $21.2 million, which relates to the opening of 90 to 95 new stores, remodeling of selected existing stores, information technology upgrades and enhancements and various improvements at our headquarters and distribution center. Of the total budgeted dollars for capital expenditures for fiscal 2008, we anticipate that approximately 80% will be related to the opening of new stores and remodeling and or relocating existing stores. Approximately 10% will be related to information systems with the remaining 10% related primarily to loss prevention tools, office equipment and space improvements and automobiles.

Financing Activities.

Net cash used in financing activities was $8.8 million in the thirteen weeks ended May 5, 2007 compared to $10.9 million in the prior year period. The cash fluctuation as compared to the same period last fiscal year was primarily the result of the repurchase of our common stock. In the thirteen weeks ended May 5, 2007 we expended $9.9 million on repurchases of our common stock compared to $15.0 million for the thirteen weeks ended April 29, 2006. Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options. As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At May 5, 2007, we had one unsecured revolving credit facility that allows borrowings up to $15.0 million and which renews annually in November. Under the provisions of this facility, we can draw down funds when our main operating account falls below $100,000. The facility does not require a commitment or agency fee nor are there any covenant restrictions. We plan to renew this facility as it expires and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us. As of May 5, 2007, we did not have any debt outstanding.

For the majority of fiscal 2007, we had two unsecured revolving credit facilities that allowed borrowings up to $15.0 million and $10.0 million and which renewed annually in November. Under the provisions of these facilities, we could draw down funds when our main operating account fell below $100,000. Neither facility required a commitment or agency fee nor were there any covenant restrictions. In November 2006, we renewed the facility that allows borrowings up to $15.0 million and elected not to renew the second facility. We did not have any debt outstanding under any of these facilities at April 29, 2006.

Based on our current operating and store opening plans and management’s plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facility.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of May 5, 2007.

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Quarterly and Seasonal Fluctuations

We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales and operating income. Our net sales and operating income are typically higher in the fourth quarter due to sales increases during the holiday selling season. However, the seasonal fluctuations are mitigated by the strong product demand in the spring and back-to-school sales periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the occurrence and timing of tax holidays within our states of operation, shifts in the retail calendar, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, merchandise mix and demand for team-specific merchandise driven by local interest in various sporting events.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our credit facility which bears an interest rate that varies with LIBOR, prime or quoted cost of funds rates.

At May 5, 2007, we had no borrowings outstanding under our credit facility. There were three days during the thirteen weeks ended May 5, 2007, where we incurred borrowings against our credit facility for an average and maximum borrowing of $0.4 million, and a weighted-average interest rate of 6.05%.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of May 5, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of May 5, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

Effective February 4, 2007, we implemented a new merchandising system and materially modified our internal controls over financial reporting as a result. Management expects that the new merchandising system and surrounding internal controls will provide enhanced inventory management capabilities.

We have not identified any other change in our internal control over financial reporting that occurred during the period ended May 5, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

In October 2005, three former employees filed a lawsuit in Mississippi federal court alleging negligence and various violations of the Fair Labor Standards Act (“FLSA”). The violations allege that the Company improperly classified certain employees as exempt salaried employees and that we owe back wages for overtime as a result of the alleged misclassification. The suit asks the court to certify the case as a collective action under the FLSA on behalf of all similarly situated former and current employees. Plaintiffs seek to recover overtime pay, liquidated damages, declaratory relief and attorneys’ fees. The parties have negotiated a settlement and the court has now ruled to certify the collective action in accordance with the negotiated settlement.

While we believe that these employees are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment, no assurances could be given that we would be successful in that defense on the merits or otherwise, and, if unsuccessful, the resolution(s) could have had a material adverse effect on our results of operations and our financial statements as a whole in the period of resolution. At May 5, 2007, we have estimated that the liability related to this settlement is within the range of $750,000 to $960,000. Accordingly, we have accrued $750,000 as a current liability on our condensed consolidated balance sheet. At April 29, 2006, no loss amount was accrued because a loss was not considered probable or estimable.

We are also a party to other legal actions and claims arising in the ordinary course of business. We believe, based upon information currently available, that such other litigation and claims, both individually and in the aggregate, will be resolved without a material effect on our results of operations and our financial statements as a whole in the period of resolution. However, litigation involves an element of uncertainty and future developments could cause these actions or claims to have a material adverse effect on our results of operations and our financial statements as a whole in the period of resolution. As of May 5, 2007, no loss amount has been accrued because a loss is not considered probable or estimable.

If the Company believes that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of SFAS No. 5. With respect to any matter, we could change our belief as to whether a loss is probable or estimable, or our estimate of loss, at any time. Even though we may not believe a loss is probable or estimable, it is reasonably possible that we could suffer a loss with respect to that matter in the future.

ITEM 1A. Risk Factors.

In addition to the “Warning About Forward-Looking Statements” in the introduction and other information set forth in this report, you should carefully consider the disclosure in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 3, 2007, as filed on April 4, 2007 with the SEC, discussing factors which could materially affect our business, financial condition or future results. There have not been material changes in such factors since such filing.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended May 5, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs
As of February 3, 2007	4,306,413	$22.60	4,306,413	$52,668,000

February 4, 2007 to March 3, 2007	--	--	--	52,668,000
March 4, 2007 to April 7, 2007	175,000	28.98	175,000	47,597,000
April 8, 2007 to May 5, 2007	163,000	29.63	163,000	42,767,000
Quarter Ended May 5, 2007	338,000	29.29	338,000
TOTAL since inception	4,644,413	$23.09	4,644,413	$42,767,000

(1)

In August 2004, the Board of Directors authorized a plan to repurchase our common stock. The Board of Directors has subsequently authorized increases to this plan with a current authorization effective August 2006 of $150.0 million. The current authorization expires on February 2, 2008. Considering stock repurchases through May 5, 2007, we have approximately $42.8 million of the total authorization remaining for future stock repurchases.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit No.

10.1

Adoption by Board of Directors of Hibbett Sporting Goods, Inc. of an amendment to the 2006 Non-Employee Director Equity Plan to change the date of the director’s annual equity award to coincide with the employee annual equity award grant date, dated as of February 2, 2007; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

10.2

Agreement of Merger and Plan of Reorganization that created the successor holding company Hibbett Sports, Inc. to Hibbett Sporting Goods, Inc. and its subsidiaries, dated as of February 9, 2007; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

18.1	*	KPMG LLP Preferability Letter – Change in Accounting Principle

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer

	*	Filed Within

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

HIBBETT SPORTS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Vice President & Chief Financial Officer
Date: June 14, 2007		(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.

10.1

Adoption by Board of Directors of Hibbett Sporting Goods, Inc. of an amendment to the 2006 Non-Employee Director Equity Plan to change the date of the director’s annual equity award to coincide with the employee annual equity award grant date, dated as of February 2, 2007; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

10.2

Agreement of Merger and Plan of Reorganization that created the successor holding company Hibbett Sports, Inc. to Hibbett Sporting Goods, Inc. and its subsidiaries, dated as of February 9, 2007; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

18.1	*	KPMG LLP Preferability Letter – Change in Accounting Principle

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer

	*	Filed Within