Form 10-Q
period 2007-08-04
HIBBETT SPORTS INC
filed 2007-09-13
CIK 1017480

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:       August 4, 2007

or

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

Shares of common stock, par value $.01 per share, outstanding as of September 6, 2007, were 31,106,620 shares.

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

•	our anticipated sales, including comparable store net sales changes, net sales growth and earnings;
•	our growth, including our plans to add, expand or relocate stores and square footage growth, our market’s ability to support such growth and the suitability of our distribution facilities;
•	the possible effect of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facility;
•	our seasonal sales patterns and assumptions concerning customer buying behavior;
•	our ability to renew or replace store leases satisfactorily;
•

our estimates and assumptions as they relate to preferable accounting methods, accruals, inventory valuations, dividends, carrying amount and liquidity of financial instruments and fair value of options and other stock-based compensation as well as our estimates of economic and useful lives of depreciable assets and leases;

•	our expectations concerning future stock-based award types;
•	our expectations concerning employee option exercise behavior;
•	the possible effect of inflation and other economic changes on our costs and profitability;
•	our analyses of trends as related to earnings performance;
•	our target market presence and its expected impact on our sales growth;
•	our expectations concerning vendor level purchases and related discounts; and
•	our estimates and assumptions related to income tax liabilities and uncertain tax positions.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share information)

	August 4, 2007	February 3, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$9,580	$30,367
Short-term investments	292	--
Trade receivables, net	1,702	1,585
Accounts receivable, other	3,991	3,066
Inventories, net	149,753	125,240
Prepaid expenses and other	8,871	5,024
Deferred income taxes, net	2,359	1,607
Total current assets	176,548	166,889

Property and Equipment:
Land and building	245	245
Equipment	38,328	32,946
Furniture and fixtures	19,508	18,846
Leasehold improvements	53,743	50,767
Construction in progress	497	4,417
	112,321	107,221
Less accumulated depreciation & amortization	69,721	64,648
Total property and equipment	42,600	42,573

Non-current Assets:
Deferred income taxes	7,698	3,217
Other, net	181	174
Total non-current assets	7,879	3,391
Total Assets	$227,027	$212,853

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$52,159	$42,016
Accrued income taxes	--	5,338
Short-term debt	5,778	--
Accrued expenses:
Payroll-related	4,683	6,592
Deferred rent	4,011	4,228
Other	3,404	2,287
Total current liabilities	70,035	60,461

Non-current Liabilities:
Deferred rent	16,379	15,715
Accrued income taxes	6,340	--
Other	36	36
Total non-current liabilities	22,755	15,751

Stockholders' Investment:
Preferred stock, $.01 par value 1,000,000 shares authorized, no shares issued	--	--
Common stock, $.01 par value, 80,000,000 shares authorized, 36,139,146 and 36,047,732 shares issued at August 4, 2007 and February 3, 2007, respectively	361	360
Paid-in capital	85,826	81,916
Retained earnings	166,136	151,697
Treasury stock at cost; 5,033,813 and 4,306,413 shares repurchased at August 4, 2007 and February 3, 2007, respectively	(118,086)	(97,332)
Total stockholders' investment	134,237	136,641
Total Liabilities and Stockholders' Investment	$227,027	$212,853

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except share and per share information)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Net sales	$114,404	$104,363	$248,245	$231,277
Cost of goods sold, including distribution center and store occupancy costs	76,928	71,671	165,716	154,445
Gross profit	37,476	32,692	82,529	76,832

Store operating, selling and administrative expenses	26,583	23,517	52,614	46,827
Depreciation and amortization	3,096	2,750	6,015	5,455
Operating income	7,797	6,425	23,900	24,550

Interest income	65	130	459	455
Interest expense	(49)	(19)	(50)	(23)
Interest income, net	16	111	409	432
Income before provision for income taxes	7,813	6,536	24,309	24,982

Provision for income taxes	3,132	2,516	9,400	9,439
Net income	$4,681	$4,020	$14,909	$15,543

Basic earnings per share	$0.15	$0.12	$0.47	$0.48
Diluted earnings per share	$0.15	$0.12	$0.47	$0.47

Weighted average shares outstanding:
Basic	31,190,304	32,204,971	31,430,794	32,341,331
Diluted	31,694,552	32,656,150	31,956,941	32,893,563

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands, except share information)

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2007	2006
Cash Flows From Operating Activities:
Net income	$14,909	$15,543
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,015	5,455
Deferred income tax expense (benefit), net	493	(915)
Excess tax benefit from stock option exercises	(495)	(2,232)
Loss on disposal of assets, net	34	275
Stock-based compensation expense	2,447	1,437
(Increase) decrease in operating assets:
Trade receivables, net	(117)	(134)
Accounts receivable, other	(926)	(56)
Inventories, net	(24,369)	(22,306)
Prepaid expenses and other	(3,857)	(5,579)
Other non-current assets	(7)	(32)
Increase (decrease) in operating liabilities
Accounts payable	10,144	(879)
Accrued income taxes	(4,843)	1,668
Deferred rent, non-current	664	506
Accrued expenses	(1,009)	(889)
Net cash used in operating activities	(917)	(8,138)

Cash Flows From Investing Activities:
(Purchase) sale of short-term investments, net	(292)	12,725
Capital expenditures	(6,084)	(6,728)
Proceeds from sale of property and equipment	8	19
Net cash (used in) provided by investing activities	(6,368)	6,016

Cash Flows From Financing Activities:
Cash used for stock repurchases	(20,754)	(23,265)
Excess tax benefit from stock option exercises	495	2,232
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	979	2,060
Revolving loan activity, net	5,778	113
Net cash used in financing activities	(13,502)	(18,860)

Net Decrease in Cash and Cash Equivalents	(20,787)	(20,982)
Cash and Cash Equivalents, Beginning of Period	30,367	25,944
Cash and Cash Equivalents, End of Period	$9,580	$4,962

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$50	$23
Income taxes, net of refunds	$17,600	$14,259

Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation, pre-tax	$18	$17
Shares awarded to satisfy deferred board compensation	626	628

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Stockholders’ Investment

(in thousands, except share information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment

Balance - January 28, 2006	35,734,752	$357	$75,166	$113,624	3,127,700	$(64,374)	$124,773

Net income				38,073			38,073

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $2,539	312,980	3	5,220				5,223

Adjustment to income tax benefit from exercises of employee stock options			(1,307)				(1,307)

Purchase of shares under the stock repurchase program					1,178,713	(32,958)	(32,958)

Stock-based compensation			2,837				2,837
Balance - February 3, 2007	36,047,732	360	81,916	151,697	4,306,413	(97,332)	136,641

Net income				14,909			14,909

Cumulative effect of adopting FIN No. 48				(553)			(553)

Cumulative effect of change in accounting principle, net				83			83

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $485	91,414	1	1,463				1,464

Purchase of shares under the stock repurchase program					727,400	(20,754)	(20,754)

Stock-based compensation			2,447				2,447
Balance - August 4, 2007	36,139,146	$361	$85,826	$166,136	5,033,813	$(118,086)	$134,237

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2007. In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting primarily of normal recurring adjustments and those listed below under “Accounting Changes”) considered necessary for a fair presentation of our financial position as of August 4, 2007 and February 3, 2007 and the results of our operations and cash flows for the periods presented.

Accounting Changes

Change in Accounting Principle – Inventories

On February 4, 2007, the first day of fiscal 2008, we changed our inventory valuation method. Previously, inventories were principally valued at the lower of cost or market using the retail method. Commencing in fiscal 2008, inventories are principally valued at the lower of cost or market, using the weighted-average cost method.

Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” requires a retrospective application of changes in accounting principles. However the effect of this change in accounting principle for periods prior to fiscal 2008 is not determinable, as the period-specific information required to value inventory using the weighted-average cost method is not available for periods prior to February 4, 2007. This change was recognized as a net increase of $143,000 to inventory, an increase of $60,000 to deferred tax liabilities and a cumulative effect to retained earnings of $83,000. This change in valuation method did not have a material impact on net income or diluted earnings per share.

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

We recognized adjustments to our liability for prior year unrecognized tax benefits of $478,000 during the second quarter of fiscal 2008 and $701,000 during the first half of fiscal 2008 which increased our current tax provision and increased our liability balance. As of August 4, 2007, our total liability for unrecognized tax benefits amounted to $6,340,000 of which $2,698,000 would affect the effective tax rate if recognized.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense. The associated amounts included in our total liability for unrecognized tax benefits were $772,000 as of August 4, 2007 and $567,000 as of February 4, 2007.

The U.S. Federal statute of limitations expires during the third quarter of fiscal 2008 for our fiscal 2004 tax year. Generally, we are not subject to changes in income taxes by most state taxing jurisdictions for years prior to fiscal 2001.

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

Business

Our Company is a publicly traded sporting goods retailer in the United States. We are an operator of sporting goods retail stores in small to mid-sized markets predominately in the Sunbelt, Mid-Atlantic and Midwest. Our fiscal year ends on the Saturday closest to January 31 of each year. Our merchandise assortment features a core selection of brand name merchandise emphasizing team sports equipment, athletic apparel and footwear and related accessories. We complement this core assortment with a selection of localized apparel and accessoreis designed to appeal to a wide range of customers within each market.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents. Amounts due from third party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days. Cash equivalents related to credit and debit card transactions at August 4, 2007 and February 3, 2007 were $3.7 million and $2.2 million, respectively.

Short-Term Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company determines the appropriate classification at the time of purchase. We held approximately $292,000 of investments in securities at August 4, 2007. We did not hold any investments in securities at February 3, 2007. Our investments in securities primarily consisted of municipal bonds classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value. Despite the long-term nature of their stated contractual maturities, we believe there is a ready liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our securities. All income generated from these securities is recorded as interest income. We continually evaluate our short-term investments for other than temporary impairment.

Trade and Other Accounts Receivable

Trade accounts receivable consists primarily of amounts due to us from sales to educational institutions and youth associations. We do not require collateral, and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at August 4, 2007 and February 3, 2007 was $49,000 and $34,000, respectively.

Other accounts receivable consisted primarily of tenant allowances due from landlords and cooperative advertising due from vendors, all of which are deemed to be collectible.

Inventory Valuation

Lower of Cost or Market: Beginning in fiscal 2008, inventory is valued using the lower of weighted-average cost or market method. Market is determined based on estimated net realizable value. We regularly review inventories to determine if the carrying value exceeds realizable value, and we record a reserve to reduce the carrying value to net realizable value as necessary. As of August 4, 2007, the reserve was $0.9 million. There was no amount reserved as of February 3, 2007. A determination of net realizable value requires significant judgment and estimates.

Previously, we valued inventories at the lower of cost or market using the retail inventory method of accounting, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value.

Shrink Reserves: We accrue for inventory shrinkage based on the historical shrink results of our physical inventories averaged over three years. These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger. Store counts are typically performed on a cyclical basis and the distribution center’s counts are performed mid-year and in late December or early January every year.

Inventory Purchase Concentration: Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented approximately 51.6% and 49.7% of our total purchases for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively. Our second largest vendor represented approximately 10.7% and 10.1% of our total purchases while our third largest vendor represented approximately 6.9% and 6.1% of our total purchases for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively.

For the twenty-six weeks ended August 4, 2007 and July 29, 2006, Nike, our largest vendor, represented approximately 49.3% and 47.7% of our total purchases, respectively. Our second largest vendor represented approximately 9.0% and 9.9% of our total purchases while our third largest vendor represented approximately 5.9% and 3.5% or our total purchases, respectively.

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

Construction in progress is normally comprised of property and equipment related to unopened stores. At fiscal year ended February 3, 2007, construction in progress was comprised mostly of system costs associated with the JDA Merchandising System.

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from property and equipment and the related gain or loss is credited or charged to income.

Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” provides guidance on accounting for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. Our treatment of such costs is consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software. For the thirteen weeks and twenty-six weeks ended August 4, 2007 there were no costs capitalized under SOP 98-1. For the fiscal year ended February 3, 2007 we capitalized approximately $120,000 under SOP 98-1 associated with the implementation of our new merchandising software.

Self-Insurance Accrual

We are self-insured for a significant portion of our health insurance. Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions. To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $100,000 per covered person per year or $2.0 million per year in the aggregate. As of August 4, 2007 and February 3, 2007, the accrual for these liabilities was $420,000 and $350,000, respectively, and was included in accrued expenses in the condensed consolidated balance sheets.

We are also self-insured for our workers’ compensation and general liability insurance up to an established deductible with a cumulative stop loss. As of August 4, 2007 and February 3, 2007, the accrual for these liabilities (which is not discounted) was $200,000 and was included in accrued expenses in the condensed consolidated balance sheets.

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

On our statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations. The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current. The liability for the current portion of unamortized landlord allowances was $3.6 million and $3.1 million, respectively, at August 4, 2007 and February 3, 2007. The liability for the long-term portion of unamortized landlord allowances was $13.2 million and $12.6 million at August 4, 2007 and February 3, 2007, respectively. The non-cash portion of landlord allowances received is immaterial.

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

It is not our policy to take unclaimed layaway deposits and gift cards into income. As of August 4, 2007 and July 29, 2006 there was no breakage revenue recorded in income. The deferred revenue liability for layaway deposits and unredeemed gift cards was $1.6 million and $1.8 million at August 4, 2007 and February 3, 2007, respectively. Any unrecognized breakage revenue is immaterial. We escheat unredeemed gift cards.

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

The following table presents the components of our advertising expense (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Gross advertising costs	$2,264	$1,635	$3,893	$3,009
Advertising reimbursements	(1,451)	(1,212)	(2,678)	(2,323)
Net advertising costs	$813	$423	$1,215	$686

Fair Value of Financial Instruments

We believe that the carrying amount approximates fair value for cash and cash equivalents, short-term investments, receivables and accounts payable, because of the short maturities of those instruments.

2. Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115.” This statement permits companies to elect to measure certain assets and liabilities at fair value. At each reporting date subsequent to adoption, unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings. SFAS No. 159 will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, or February 3, 2008 for our Company. We do not expect the adoption of SFAS No. 159 to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and recognition of changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 was effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 did not have a material effect on our consolidated financial statements.

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

3. Stock-Based Compensation Plans

At August 4, 2007, we had four stock-based compensation plans:

(a)

The 2005 Equity Incentive Plan (“Incentive Plan”) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion. The Incentive Plan was adopted effective July 1, 2005 and authorizes grants of equity awards of up to 1,233,159 authorized but unissued shares of common stock. At August 4, 2007, there were 904,482 shares available for grant under the Incentive Plan.

(b)

The 2005 Employee Stock Purchase Plan (“ESPP”) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP was adopted effective July 1, 2005. At August 4, 2007, there were 168,711 shares available for purchase under the ESPP.

(c)

The 2005 Director Deferred Compensation Plan (“Deferred Plan”) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options. The Deferred Plan was adopted effective July 1, 2005 and authorizes grants of stock up to 112,500 authorized but unissued shares of common stock. At August 4, 2007, there were 110,732 shares available for grant under the Deferred Plan.

(d)

The 2006 Non-Employee Director Equity Plan (“DEP”) provides for grants of equity awards to non-employee directors. The DEP was adopted effective June 1, 2006 and authorizes grants of equity awards of up to 672,975 authorized but unissued shares of common stock. At August 4, 2007, there were 638,415 shares available for grant under the DEP.

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments,” using the modified prospective transition method. Under this method, compensation cost recognized in the period ended August 4, 2007 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with various assumptions used for new grants as described below. Compensation expense for new stock options and nonvested equity awards is recognized on a straight-line basis over the vesting period. In accordance with the modified prospective method, results for prior periods have not been restated.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards. As of August 4, 2007, the Company had only granted awards in the form of stock options and restricted stock units (“RSUs”). RSUs and options to purchase our common stock have been granted to officers, directors and key employees. Beginning with the adoption of the Incentive Plan, a greater proportion of the awards granted to employees, including executive employees, have been RSUs as opposed to stock options when compared to grants made in prior years. The annual grant made for fiscal 2008 to employees consisted solely of RSUs. We also have awarded RSUs that are performance-based to our named executive officers and expect the Board will continue to grant more performance-based awards to key employees in the future. The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.

The compensation costs that have been charged against income for these plans were as follows for the thirteen and twenty-six weeks ended August 4, 2007 and July 29, 2006 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Stock-based compensation expense by type:
Stock options	$433	$553	$1,294	$1,083
Restricted stock awards	228	164	1,082	281
Employee stock purchase	23	20	53	56
Director deferred compensation	9	10	18	17
Total stock-based compensation expense	693	747	2,447	1,437
Tax benefit recognized	139	115	644	199
Stock-based compensation expense, net of tax	$554	$632	$1,803	$1,238

In accordance with SAB No. 107 issued in March 2005, share-based plan expense has been included in store operating, selling and administrative expense since it is incentive compensation. Certain other deferred stock compensation plans are also reflected in store operating, selling and administrative expense.

The tax benefit recognized in our condensed consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes. The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period. The actual tax benefit realized for the deductions considered on our tax returns through August 4, 2007 and July 29, 2006, was from option exercises and totaled $0.6 million and $2.2 million, respectively. There was no capitalized stock-based compensation cost.

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

Following is the weighted-average fair value of each option granted during the twenty-six weeks ended August 4, 2007. The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the period:

	Twenty-Six Weeks Ended
	Quarter 2	Quarter 1
	August 4, 2007	May 5, 2007
Grant date	6/30/07	3/19/07	3/31/07
Weighted average fair value at grant date	$9.89	$10.56	$10.68
Expected option life (years)	4.07	4.07	4.07
Expected volatility	36.33%	39.22%	39.22%
Risk-free interest rate	5.00%	4.54%	4.55%
Dividend yield	None	None	None

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

Beginning with awards granted in the second quarter of fiscal 2008, we base the risk-free interest rate on the annual continuously compounded risk-free interest rate with a term equal to the option’s expected term. Previously, we used the market yield on U.S. Treasury securities. While the difference between the two rates is minimal and has only a slight effect on the fair value calculation, we believe using the annual continuously compounded risk-free rate is more compliant with SFAS No. 123R. The dividend yield is assumed to be zero since we have no current plan to declare dividends.

Activity for our option plans during the twenty-six weeks ended August 4, 2007 was as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)

Options outstanding at February 3, 2007	1,387,388	$15.46	6.61	$22,945
Granted	26,086	28.31	9.87	7,511
Exercised	(68,981)	30.09
Forfeited	(3,000)	22.21
Options outstanding at May 5, 2007	1,341,493	16.07	6.50	17,260
Granted	1,024	27.38	9.90	--
Exercised	(13,516)	28.40
Forfeited	(25,099)	27.35

Options outstanding at August 4, 2007	1,303,902	$15.87	6.23	$11,654
Exercisable at August 4, 2007	832,480	$13.40	5.91	$9,235

The weighted-average grant fair value of stock options granted during the thirteen weeks ended August 4, 2007 and July 29, 2006 was $9.89 and $10.17, respectively. The compensation expense included in store operating, selling and administrative expenses and recognized during the periods was $0.4 million and $0.6 million, respectively, before the recognized income tax benefit of $49,000 and $48,000, respectively.

The total intrinsic value of stock options exercised during the thirteen weeks ended August 4, 2007 and July 29, 2006 was $178,000 and $110,000, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total cash received from these stock option exercises during the second quarter of fiscal 2008 and 2007 was $206,000 and $44,000, respectively.

The weighted-average grant fair value of stock options granted during the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $10.54 and $12.85, respectively. The compensation expense included in store operating, selling and administrative expenses and recognized during the periods was $1.3 million and $1.1 million, respectively, before the recognized income tax benefit of $0.2 million and $86,000, respectively.

The total intrinsic value of stock options exercised during the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $1.6 million and $6.0 million, respectively. The intrinsic value of stock options is defined as the difference between the current market value and the grant price. The total cash received from these stock option exercises through the second quarter of fiscal 2008 and 2007 was $0.8 million and $1.8 million, respectively. Receipts from stock option exercises are included in cash flows from financing activities as required by SFAS No. 123R. As of August 4, 2007, there was $3.6 million of unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of 2.37 years.

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

The following table summarizes the restricted stock awards activity under all of our plans during the twenty-six week period ended August 4, 2007:

	Number of Awards	Weighted-Average Grant Date Fair Value

Restricted stock awards outstanding at February 3, 2007	87,923	$29.66
Granted	124,425	28.30
Vested	--	--
Forfeited	(516)	30.46
Restricted stock awards outstanding at May 5, 2007	211,832	28.86
Granted	--	--
Vested	--	--
Forfeited	(22,354)	27.27

Restricted stock awards outstanding at August 4, 2007	189,478	$29.05

The weighted-average grant date fair value of our RSUs granted was $28.30 and $31.55 for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. There were no restricted stock awards granted during the thirteen weeks ended August 4, 2007 or July 29, 2006. The compensation expense included in store operating, selling and administrative expenses and recognized during the comparable thirteen week periods was $228,000 and $164,000, respectively, before the recognized income tax benefit of $87,000 and $63,000, respectively. The compensation expense included in store operating, selling and administrative expenses and recognized during the comparable twenty-six week periods was $1.1 million and $281,000, respectively, before the recognized income tax benefit of $0.4 million and $0.1 million, respectively.

There were no restricted stock awards that vested during the period. The total intrinsic value of our restricted stock awards outstanding and unvested at August 4, 2007 and July 29, 2006 was $4.5 million and $1.7 million, respectively. As of August 4, 2007, there was approximately $3.6 million of total unrecognized compensation cost related to restricted stock awards. This cost is expected to be recognized over a weighted-average period of 3.35 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the fair market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter. Our employees purchased 3,921 shares of common stock at $23.27 per share through the ESPP during the thirteen weeks ended August 4, 2007. The assumptions used in the option pricing model for the thirteen weeks ended August 4, 2007 were: (a) expected life of 3 months (.25 years); (b) volatility of 39.2%; (c) risk-free interest rate of 5.08%; and (d) dividend yield of 0.0%. The weighted-average grant date fair value of ESPP options granted during the thirteen weeks ended August 4, 2007 was $5.99. Our employees purchased 8,917 shares of common stock at an average price of $23.85 per share during the twenty-six weeks ended August 4, 2007. The assumptions used in the option pricing model for the twenty-six weeks ended August 4, 2007 were: (a) expected life of 3 months (.25 years); (b) volatility between 39.2% and 41.8%; (c) risk-free interest rate between 4.97% and 5.08%; and (d) dividend yield of 0.0%. The weighted-average grant date fair value of ESPP options granted during the twenty-six weeks ended August 4, 2007 was $6.31.

During the thirteen weeks ended July 29, 2006, our employees purchased 3,864 shares of common stock at $20.32 per share through the ESPP. The assumptions used in the option pricing model for the thirteen weeks ended July 29, 2006 were: (a) expected life of 3 months (.25 years); (b) volatility of 40.8%; (c) risk-free interest rate of 4.63%; and (d) dividend yield of 0.0%. The weighted-average grant date fair value of ESPP options granted during the thirteen weeks ended July 29, 2006 was $7.04. Our employees purchased 9,875 shares of common stock at an average price of $22.69 per share during the twenty-six weeks ended July 29, 2006. The assumptions used in the option pricing model for the twenty-six weeks ended July 29, 2006 were: (a) expected life of 3 months (.25 years); (b) volatility between 40.8% and 41.0%; (c) risk-free interest rate between 3.98% and 4.63%; and (d) dividend yield of 0.0%. The weighted-average grant date fair value of ESPP options granted during the twenty-six weeks ended July 29, 2006 was $6.44.

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin (“FTB”) No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” as amended by SFAS No. 123R. The compensation expense included in store operating, selling and administrative expenses and recognized during the thirteen weeks ended August 4, 2007 and July 29, 2006 was approximately $23,000 and $20,000, respectively. The compensation expense included in store operating, selling and administrative expenses and recognized during the twenty-six weeks ended August 4, 2007 and July 29, 2006 was approximately $53,000 and $56,000, respectively.

Director Deferred Compensation

Under the Deferred Plan, outside non-employee directors can elect to defer all or a portion of their board and board committee fees into cash, stock options or deferred stock units. Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly. Director fees deferred into our common stock are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share. The total annual retainer, board and board committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented. A total of 320 and 408 stock units were deferred under this plan during the second quarter of fiscal 2008 and fiscal 2007, respectively. A total of 626 and 628 stock units were deferred under this plan through the second quarter of fiscal 2008 and fiscal 2007, respectively.

The compensation expense included in store operating, selling and administrative expenses and recognized during the thirteen weeks ended August 4, 2007 and July 29, 2006 was approximately $9,000 and $10,000, respectively, before the recognized income tax benefit of approximately $3,000 and $4,000, respectively. The compensation expense included in store operating, selling and administrative expenses and recognized during the twenty-six weeks ended August 4, 2007 and July 29, 2006 was approximately $18,000 and $17,000, respectively, before the recognized income tax benefit of approximately $7,000 and $6,000, respectively.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Net income, in thousands	$4,681	$4,020	$14,909	$15,543
Weighted-average number of common shares outstanding	31,190,304	32,204,971	31,430,794	32,341,331

Effect of dilutive securities:
Stock options	449,195	442,518	468,692	525,699
Restricted stock units	55,053	8,661	57,455	26,533
Weighted-average number of common shares outstanding and dilutive securities	31,694,552	32,656,150	31,956,941	32,893,563

Earnings per share:
Basic	$0.15	$0.12	$0.47	$0.48
Dilutive	$0.15	$0.12	$0.47	$0.47

In calculating diluted earnings per share for the thirteen weeks and twenty-six weeks ended August 4, 2007 options to purchase 282,526 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect. In calculating diluted earnings per share for the thirteen and twenty-six weeks ended July 29, 2006, options to purchase 467,852 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

5. Stock Repurchase Plan

In August 2004, our Board of Directors (“The Board”) authorized a plan to repurchase our common stock. The Board has subsequently authorized increases to this plan with a current authorization effective August 2006 of $150.0 million. Stock repurchases may be made in the open market or in negotiated transactions until February 2, 2008, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management. Approximately $31.9 million of the total authorization remained for future stock repurchases at August 4, 2007.

We repurchased 389,400 of our common stock during the thirteen weeks ended August 4, 2007 at a cost of $10.9 million. For the twenty-six weeks ended August 4, 2007, we repurchased 727,400 shares of our common stock at a cost of $20.8 million bringing the total shares repurchased to 5,033,813 shares at a cost of $118.1 million.

6. Properties

We currently lease all of our existing 634 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to ten years with options on our part to extend. Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated. We believe that this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases and recruiting and training qualified management personnel.

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

Our corporate offices and our retail distribution center are leased under an operating lease. We own Team Sales’ warehousing and distribution center located in Birmingham, Alabama.

As recently as late August 2007, we discussed plans to open a second distribution center in or around Dallas, Texas within the next 12 months. However, with an additional investment in our current distribution center, additional warehousing space in Birmingham for new store accumulation and the larger number of new store opportunities in our core states and the lower Midwest, we believe our current distribution center is suitable to support our anticipated growth over the next few years.

We currently operate 634 stores in 23 contiguous states. Of these stores, 216 are located in malls and 418 are located in strip centers which are generally the centers of commerce and which are usually anchored by a Wal-Mart store. Over the last two years, we have concentrated our store base growth in strip centers which we believe are the more prominent retail presence within the markets we typically target.

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

8. Commitments and Contingencies

Lease Commitments.

We lease the premises for our retail sporting goods stores under non-cancelable operating leases having initial or remaining terms of more than one year. The leases typically provide for terms of five to ten years with options on our part to extend. Many of our leases contain scheduled increases in annual rent payments and the majority of our leases also require us to pay common area maintenance, insurance and real estate taxes. Additionally, many of the lease agreements contain tenant improvement allowances, rent holidays and/or rent escalation clauses (contingent rentals). For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of our intended use.

Most of our retail store leases contain provisions that allow for early termination of the lease if certain predetermined annual sales levels are not met. Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease. Should the lease be terminated under these provisions, in some cases, the unamortized portion of any landlord allowances related to that property would be payable to the landlord.

We also lease certain computer hardware, office equipment and transportation equipment under non-cancelable operating leases having initial or remaining terms of more than one year.

During the twenty-six weeks ended August 4, 2007, we increased our lease commitments by a net of 21 retail stores, one short-term warehousing location and various office and transportation equipment. The retail stores have initial lease termination dates between January 2012 and September 2017. At August 4, 2007, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current operating leases and including the net 21 store operating leases added during the twenty-six weeks ended August 4, 2007, were as follows (in thousands):

Remaining Fiscal 2008	$19,279
Fiscal 2009	35,041
Fiscal 2010	29,892
Fiscal 2011	23,302
Fiscal 2012	17,098
Fiscal 2013	12,003
Thereafter	24,359
TOTAL	$160,974

Additionally, in February 1996, we entered into a sale-leaseback transaction to finance our distribution center and office facilities. In December 1999, the related operating lease was amended to include the fiscal 2000 expansion of these facilities. This lease will expire in December 2014.

Incentive Bonuses

Specified officers and employees of our Company are entitled to incentive bonuses, primarily based on net earnings of our Company or particular operations thereof. At August 4, 2007 and February 3, 2007, there was $1.0 million and $2.1 million of bonus related expense included in accrued expenses.

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

Legal Proceedings and Other Contingencies.

In October 2005, three former employees filed a lawsuit in Mississippi federal court alleging they are owed back wages for overtime because they were improperly classified as exempt salaried employees. They also allege other wage and hour violations. The suit asks the court to certify the case as a collective action under the Fair Labor Standards Act on behalf of all similarly situated employees. We dispute the allegations of wrongdoing in this complaint and have vigorously defended ourselves in this matter. However, the parties have negotiated a settlement and the court has now ruled to certify the collective action in accordance with the negotiated settlement. We have begun to make some initial distributions, and at August 4, 2007, we have estimated that the remaining liability related to this matter is within the range of $525,000 to $650,000. Accordingly, we have accrued $525,000 as a current liability on our condensed consolidated balance sheet. At July 29, 2006, no loss amount was accrued because a loss was not considered probable or estimable.

We are also party to other legal proceedings incidental to our business. We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved. As of August 4, 2007, no loss amount has been accrued because a loss is not considered probable or estimable.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the Sunbelt, Mid-Atlantic and Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of August 4, 2007, we operated a total of 634 retail stores composed of 612 Hibbett Sports stores, 18 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 23 states.

Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square-foot store located in strip centers which are generally the center of commerce within the area and which are usually anchored by a Wal-Mart store and in enclosed malls. Over the last few years, we have concentrated and expect to continue our store base growth in strip centers versus enclosed malls. We believe Hibbett Sports stores are typically the primary sporting goods retailer in their markets due to the extensive selection of quality branded merchandise and a high level of customer service. We do not expect that the average size of our stores opening in fiscal 2008 will vary significantly from the average size of stores opened in fiscal 2007.

We historically have comparable store sales increases in the low to mid-single digit range, and we plan to increase total company-wide square footage by approximately 14% in fiscal 2008. We believe total sales percentage growth will be in the mid single digits in fiscal 2008 due to the unfavorable calendar comparison of 52- versus 53-weeks last year as noted below. Over the past several years, we have increased our product margin due to improved vendor discounts, fewer retail reductions, increased efficiencies in logistics and favorable leveraging of store occupancy costs. We expect product margin to increase 15 to 20 basis points in fiscal 2008 attributable to improved vendor discounts and reduced aged inventory.

Due to our increased sales, we have historically leveraged our store operating, selling and administrative expenses. With our expected sales increase, we expect operating, selling and administrative expenses to increase in fiscal 2008 primarily due to the movement of certain stock option expense into fiscal 2008 and the new store cost related to approximately 18 additional new stores over fiscal 2007. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, to provide capital expenditures for both distribution center and technology upgrade projects and to repurchase shares of our common stock through the stock repurchase plan.

As recently as late August 2007, we discussed plans to open a second distribution center in or around Dallas, Texas within the next 12 months. However, with an additional investment in our current distribution center, additional warehousing space in Birmingham for new store accumulation and the larger number of new store opportunities in our core states and the lower Midwest, we believe our current distribution center is suitable to support our anticipated growth over the next few years.

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

Results of Operations

The following table sets forth condensed consolidated statements of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including distribution and store occupancy costs	67.2	68.7	66.7	66.8
Gross profit	32.8	31.3	33.3	33.2

Store operating, selling and administrative expenses	23.2	22.5	21.2	20.2
Depreciation and amortization	2.7	2.6	2.4	2.4
Operating income	6.8	6.2	9.6	10.6

Interest income	--	0.1	0.2	0.2
Interest expense	--	--	--	--
Interest income, net	--	0.1	0.2	0.2

Income before provision for income taxes	6.8	6.3	9.8	10.8

Provision for income taxes	2.7	2.4	3.8	4.1
Net income	4.1%	3.9%	6.0%	6.7%

Note: Columns may not foot due to rounding.

Thirteen Weeks Ended August 4, 2007 Compared to Thirteen Weeks Ended July 29, 2006

Net sales. Net sales increased $10.0 million, or 9.6%, to $114.4 million for the thirteen weeks ended August 4, 2007 from $104.4 million for the comparable period in the prior year. We attribute this increase to the following factors:

•

We opened 17 Hibbett Sports stores and closed 3 in the thirteen weeks ended August 4, 2007. New stores and stores not in the comparable store net sales calculation increased $7.4 million during the thirteen week period.

•

We experienced a 2.6% increase in comparable store net sales for the thirteen weeks ended August 4, 2007. Higher comparable store net sales contributed $2.6 million to the increase in net sales. We attribute this increase to the shift in our retail calendar as a result of the 53rd week in fiscal 2007 compared to the normal 52-week year. Comparable store, comparable week sales for the thirteen weeks ended August 4, 2007 compared to the thirteen weeks ended August 5, 2006 decreased 5.6%.

The increase in comparable store sales on a fiscal basis was primarily attributable to the shift in the retail calendar that changed the timing of some of our tax free holiday shopping days into the second quarter compared to the third quarter last year.

We experienced the following performance trends in the thirteen week period:

•

Athletic performance apparel performed well across all genders (men’s, women’s and children’s) led by Under Armour, Nike and Adidas. Accessories such as socks, backpacks and vendor bags were strong performers in the quarter.

•

Urban and licensed apparel underperformed through the second quarter. The urban apparel has been trending down for several quarters and we have taken steps to improve our mix to become more fashionable. Team equipment also saw declines in the quarter.

•	Footwear and cleats were up mid-single digits led by kids footwear. Strong performers included Nike, New Balance, Asics and Adidas. Classics and urban footwear continued its softness.
•	Strip center stores were up approximately 4.0% on a comparable store basis while enclosed malls were up approximately 0.5%.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months. During the thirteen weeks ended August 4, 2007, 543 stores were included in the comparable store sales comparison. Our four Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we have plans to open additional superstores in the future.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $37.5 million, or 32.8% of net sales, in the thirteen weeks ended August 4, 2007, compared with $32.7 million, or 31.3% of net sales, in the same period of the prior fiscal year. Our increase in gross profit was due primarily to improved retail product margins which was aided by better than planned shrinkage results and improved mark-on rates. Distribution expenses experienced increases in data processing, primarily as the result of the implementation of the new JDA Merchandising System. We also experienced slight deleveraging of store and occupancy costs.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $26.6 million, or 23.2% of net sales, for the thirteen weeks ended August 4, 2007, compared to $23.5 million, or 22.5% of net sales, for the comparable period a year ago. We attribute this increase to the following factors:

•

Net advertising expenses increased 31 basis points due primarily to the shift of tax-free promotion into the second quarter from the third quarter last year. We also increased our advertising efforts for low performing stores and to combat sluggish sales.

•

Salary and benefit costs increased in our stores and at the administrative level by 36 basis points. Inventory counting expenses increased 21 basis points due to the shift in the timing of certain inventory counts from the first quarter into the second quarter. Data processing costs also increased by 15 basis points as we supported the new JDA Merchandising System.

•	Slightly offsetting the increases above were decreases in stock option expenses, new store costs, maintenance expenses and professional fees as a percent to sales in the second quarter.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.7% in the thirteen weeks ended August 4, 2007 compared to 2.6% for the comparable period a year ago. The weighted-average lease term of new store leases added during the thirteen weeks ended August 4, 2007 compared to those added during the thirteen weeks ended July 29, 2006, decreased in lease terms at 7.10 years compared to 7.45 years, respectively. We attribute the slight increase in depreciation expense as a percent to sales to the shorter lease terms as well as the information systems placed in service as of February 4, 2007.

Provision for income taxes. Provision for income taxes as a percentage of net sales was 2.7% in the thirteen weeks ended August 4, 2007, compared to 2.4% for the thirteen weeks ended July 29, 2006. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 40.1% and 38.5% for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively. The increase in rate over last year is primarily the result of permanent differences related to incentive stock options arising as a result of applying the provisions of SFAS No. 123R and the adoption of FIN No. 48.

Twenty-Six Weeks Ended August 4, 2007 Compared to Twenty-Six Weeks Ended July 29, 2006

Net sales. Net sales increased $17.0 million, or 7.3%, to $248.2 million for the twenty-six weeks ended August 4, 2007 from $231.3 million for the comparable period in the prior year. We attribute this increase to the following factors:

•

We opened 26 Hibbett Sports stores and closed 5 in the twenty-six weeks ended August 4, 2007. New stores and stores not in the comparable store net sales calculation increased $17.5 million during the twenty-six week period.

•

We experienced a 0.2% decrease in comparable store net sales for the twenty-six weeks ended August 4, 2007. We attribute this decrease to the shift in our retail calendar as a result of the 53rd week in fiscal 2007 compared to the normal 52-week year.

The decrease in comparable store sales on a fiscal basis was primarily attributable to softness in our urban consumer, especially in our urban enclosed mall locations coupled with the overall softness in our industry.

We experienced the following performance trends in the twenty-six week period:

•	Athletic performance apparel was up mid-single digits, led by kid’s activewear which was up double digits. Key vendors were Under Armour, Nike and Adidas.
•	Team equipment and licensed apparel are soft year-to-date.
•	Kid’s footwear and cleats continue to perform well led by Nike, New Balance and Asics while classics and urban footwear remain soft.
•	Strip center stores were up approximately 1.7% on a comparable store basis while enclosed malls were down approximately 2.9%.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year. If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months. During the twenty-six weeks ended August 4, 2007, 529 stores were included in the comparable store sales comparison. Our four Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we have plans to open additional superstores in the future.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $82.5 million, or 33.3% of net sales, in the twenty-six weeks ended August 4, 2007, compared with $76.8 million, or 33.2% of net sales, in the same period of the prior fiscal year. The slight increase in gross profit was due primarily to improved product margins with some deleveraging of store and occupancy costs. Store occupancy expenses saw increases in rental and utilities expenses. Distribution expenses experienced its most significant increase in data processing costs, primarily as the result of the implementation of the new JDA Merchandising System.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $52.6 million, or 21.2% of net sales, for the twenty-six weeks ended August 4, 2007, compared to $46.8 million, or 20.2% of net sales, for the comparable period a year ago. We attribute this increase to the following factors:

•	Stock-based compensation accounted for 37 basis points, primarily because of the movement of certain grant dates into the first quarter as compared to a year ago.
•

Salary and benefit costs increased in our stores by 40 basis points while decreasing slightly at the administrative level. Net advertising expenses increased 20 basis points due primarily to the shift of tax-free promotion into the second quarter from the third quarter last year and increased advertising efforts in the second quarter. Data processing costs also increased by 15 basis points as we implemented the new JDA Merchandising System.

•	Slightly offsetting the increases above were decreases in new store costs and business insurance as a percent to sales.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.4% in the twenty-six weeks ended August 4, 2007 and for the comparable period a year ago. The weighted-average lease term of new store leases added through August 4, 2007 compared to those added through July 29, 2006, decreased in lease terms at 6.95 years compared to 7.34 years, respectively. We attribute the slight increase in depreciation expense as a percent to sales to the information systems placed in service as of February 4, 2007.

Provision for income taxes. Provision for income taxes as a percentage of net sales was 3.8% in the twenty-six weeks ended August 4, 2007, compared to 4.1% for the twenty-six weeks ended July 29, 2006. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 38.7% and 37.8% for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. The increase in rate over last year is primarily the result of permanent differences related to incentive stock options arising as a result of applying the provisions of SFAS No. 123R and the adoption of FIN No. 48.

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

Our statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006

Net cash used in operating activities:	$(917)	$(8,138)
Net cash (used in) provided by investing activities:	(6,368)	6,016
Net cash used in financing activities:	(13,502)	(18,860)
Net decrease in cash and cash equivalents	$(20,787)	$(20,982)

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

Net cash used in operating activities was $0.9 million for the twenty-six weeks ended August 4, 2007 compared with net cash used in operating activities of $8.1 million for the twenty-six weeks ended July 29, 2006. The largest uses of cash during the period resulted from an increase in inventory of $24.4 million, accounts payable of $10.1 million and prepaid expenses of $3.9 million combined with a decrease of $4.8 million in accrued income taxes. Offsetting this use of cash was net income of $14.9 million and non-cash charges, including depreciation and amortization expense of $6.0 million and stock-based compensation expense of $2.4 million.

Investing Activities.

Cash used in investing activities in the twenty-six weeks ended August 4, 2007 totaled $6.4 million. Net purchases of short-term investments was $0.3 million compared to net redemptions of short-term investments of $12.7 million as of July 29, 2006. Capital expenditures used $6.1 million of cash in the twenty-six weeks ended August 4, 2007. We use cash in investing activities to build new stores and remodel or relocate existing stores. Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened twenty-six new stores and relocated and/or remodeled seven existing stores during the twenty-six weeks ended August 4, 2007 as compared to opening twenty-nine new stores and relocating and/or remodeling two existing store during the twenty-six weeks ended July 29, 2006.

We estimate the cash outlay for capital expenditures in fiscal 2008 will be approximately $18.5 million, which relates to the opening of 90 to 95 new stores, remodeling of selected existing stores, information technology upgrades and enhancements and various improvements at our headquarters and distribution center. Of the total budgeted dollars for capital expenditures for fiscal 2008, we anticipate that approximately 80% will be related to the opening of new stores and remodeling and or relocating existing stores. Approximately 10% will be related to information systems with the remaining 10% related primarily to loss prevention tools, office space improvements and equipment and automobiles.

Financing Activities.

Net cash used in financing activities was $13.5 million in the twenty-six weeks ended August 4, 2007 compared to $18.9 million in the prior year period. The cash fluctuation as compared to the same period last fiscal year was primarily the result of the repurchase of our common stock. In the twenty-six weeks ended August 4, 2007 we expended $20.8 million on repurchases of our common stock compared to $23.3 million for the twenty-six weeks ended July 29, 2006. Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options. As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At August 4, 2007, we had one unsecured revolving credit facility that allows borrowings up to $15.0 million and which renews annually in November. Under the provisions of this facility, we can draw down funds when our main operating account falls below $100,000. The facility does not require a commitment or agency fee nor are there any covenant restrictions. We plan to renew this facility as it expires and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us. As of August 4, 2007, we had $5.8 million outstanding under this facility.

Subsequent to August 4, 2007, we increased our existing facility to $30.0 million. The new facility was effective August 29, 2007 and will expire on August 28, 2008. The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

For the majority of fiscal 2007, we had two unsecured revolving credit facilities that allowed borrowings up to $15.0 million and $10.0 million and which renewed annually in November. Under the provisions of these facilities, we could draw down funds when our main operating account fell below $100,000. Neither facility required a commitment or agency fee nor were there any covenant restrictions. In November 2006, we renewed the facility that allows borrowings up to $15.0 million and elected not to renew the second facility. At July 29, 2006, we had $0.1 million outstanding under these facilities.

Based on our current operating and store opening plans and management’s plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facility.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of August 4, 2007.

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

At August 4, 2007, we had approximately $5.8 million outstanding under our credit facility. There were fifty-three and fifty-six days during the thirteen and twenty-six weeks ended August 4, 2007, respectively, where we incurred borrowings against our credit facility for an average borrowing of $5.5 million and $5.3 million, respectively. The maximum borrowing for the thirteen and twenty-six weeks ended August 4, 2007 was $13.5 million and a weighted-average interest rate was 6.05% for both periods.

At July 29, 2006, we had approximately $0.1 million outstanding against our credit facilities. There were ten days during the thirteen and twenty-six week periods ended July 29, 2006 where we incurred borrowings against our credit facilities for an average borrowing of $2.0 million. Of these ten days, the maximum amount outstanding was $3.3 million and the weighted average interest rate was 6.12%. A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of August 4, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of August 4, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended August 4, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

While we believe that these employees are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment, no assurances could be given that we would be successful in that defense on the merits or otherwise, and, if unsuccessful, the resolution(s) could have had a material adverse effect on our results of operations and our financial statements as a whole in the period of resolution. At August 4, 2007, we have estimated that the remaining liability related to this settlement is within the range of $525,000 to $650,000. Accordingly, we have accrued $525,000 as a current liability on our condensed consolidated balance sheet. At July 29, 2006, no loss amount was accrued because a loss was not considered probable or estimable.

We are also a party to other legal actions and claims arising in the ordinary course of business. We believe, based upon information currently available, that such other litigation and claims, both individually and in the aggregate, will be resolved without a material effect on our results of operations and our financial statements as a whole in the period of resolution. However, litigation involves an element of uncertainty and future developments could cause these actions or claims to have a material adverse effect on our results of operations and our financial statements as a whole in the period of resolution. As of August 4, 2007, no loss amount has been accrued because a loss is not considered probable or estimable.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended August 4, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs
As of May 5, 2007	4,644,413	$23.09	4,644,413	$42,767,000

May 6, 2007 to June 2, 2007	227,500	28.12	227,500	36,369,000
June 3, 2007 to July 7, 2007	161,900	27.52	161,900	31,914,000
July 8, 2007 to August 4, 2007	--	--	--	31,914,000
Quarter Ended August 4, 2007	389,400	27.87	389,400
TOTAL since inception	5,033,813	$23.46	5,033,813	$31,914,000

(1)

In August 2004, the Board of Directors authorized a plan to repurchase our common stock. The Board of Directors has subsequently authorized increases to this plan with a current authorization effective August 2006 of $150.0 million. The current authorization expires on February 2, 2008. Approximately $31.9 million of the total authorization remained for future stock repurchases at August 4, 2007.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on June 5, 2007, the stockholders elected nominees Carl Kirkland, Michael J. Newsome and Thomas A. Saunders, III to the Board of Directors to serve a three-year term. Votes cast were as follows:

Carl Kirkland	For:	29,622,463
	Withheld:	771,701
	Total Votes Cast:	30,394,164

Michael J. Newsome	For:	28,705,846
	Withheld:	1,688,318
	Total Votes Cast:	30,394,164

Thomas A. Saunders, III	For:	28,822,262
	Withheld:	1,571,902
	Total Votes Cast:	30,394,164

The stockholders voted to ratify an amendment to the 2005 Equity Incentive Plan that will include officers and employees of Hibbett Sports, Inc. as covered participants. Votes cast were as follows:

For:	18,112,495
Against:	9,877,778
Abstain:	132,340
Non Votes:	2,271,551
Total Votes Cast:	30,394,164

The stockholders voted to ratify an amendment to the 2005 Employee Stock Purchase Plan that will include officers and employees of Hibbett Sports, Inc. as covered participants. Votes cast were as follows:

For:	27,752,451
Against:	237,897
Abstain:	132,265
Non Votes:	2,271,551
Total Votes Cast:	30,394,164

The stockholders voted to ratify an amendment to the 2006 Non-Employee Director Equity Plan to substitute qualified directors of Hibbett Sports, Inc. as covered participants. Votes cast were as follows:

For:	27,429,102
Against:	559,700
Abstain:	133,811
Non Votes:	2,271,551
Total Votes Cast:	30,394,164

The stockholders voted to ratify an amendment to the 2005 Director Deferred Compensation Plan to substitute qualified directors of Hibbett Sports, Inc. as covered participants. Votes cast were as follows:

For:	27,560,484
Against:	430,129
Abstain:	132,000
Non Votes:	2,271,551
Total Votes Cast:	30,394,164

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit No.

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

HIBBETT SPORTS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Vice President & Chief Financial Officer
Date: September 13, 2007		(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer

	*	Filed Within