Form 10-Q
period 2007-11-03
HIBBETT SPORTS INC
filed 2007-12-13
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      November 3, 2007

or

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

Shares of common stock, par value $.01 per share, outstanding as of December 6, 2007, were 30,472,718 shares.

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
•
our estimates and assumptions as they relate to preferable tax and financial accounting methods, accruals, inventory valuations, dividends, carrying amount and liquidity of financial instruments and fair value of options and other stock-based compensation as well as our estimates of economic and useful lives of depreciable assets and leases;

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

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)
	November 3,	February 3,
ASSETS	2007	2007
Current Assets:
Cash and cash equivalents	$10,751	$30,367
Short-term investments	292	-
Trade receivables, net	1,776	1,585
Accounts receivable, other	2,824	3,066
Inventories	148,513	125,240
Prepaid expenses and other	7,037	5,024
Deferred income taxes, net	1,637	1,607
Total current assets	172,830	166,889

Property and Equipment:
Land and building	245	245
Equipment	39,079	32,946
Furniture and fixtures	19,986	18,846
Leasehold improvements	55,505	50,767
Construction in progress	1,194	4,417
	116,009	107,221
Less accumulated depreciation and amortization	72,486	64,648
Total property and equipment	43,523	42,573

Non-current Assets:
Deferred income taxes	7,242	3,217
Other, net	186	174
Total non-current assets	7,428	3,391
Total Assets	$223,781	$212,853

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$52,592	$42,016
Accrued income taxes	-	5,338
Accrued payroll expense	3,407	6,592
Deferred rent	4,046	4,228
Other accrued expense	3,321	2,287
Total current liabilities	63,366	60,461

Non-current Liabilities:
Deferred rent	16,540	15,715
Accrued income taxes	6,524	-
Other	78	36
Total non-current liabilities	23,142	15,751

Stockholders' Investment:
Preferred stock, $.01 par value 1,000,000 shares authorized, no
shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
36,152,031 and 36,047,732 shares issued at November 3, 2007
and February 3, 2007, respectively	361	360
Paid-in capital	86,723	81,916
Retained earnings	173,950	151,697
Treasury stock at cost; 5,276,713 and 4,306,413 shares repurchased
at November 3, 2007 and February 3, 2007, respectively	(123,761)	(97,332)
Total stockholders' investment	137,273	136,641
Total Liabilities and Stockholders' Investment	$223,781	$212,853

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net sales	$129,628	$129,658	$377,873	$360,935
Cost of goods sold, including distribution center
and store occupancy costs	87,154	86,592	252,871	241,037
Gross profit	42,474	43,066	125,002	119,898

Store operating, selling and administrative
expenses	26,898	24,757	79,512	71,584
Depreciation and amortization	3,023	2,697	9,038	8,152
Operating income	12,553	15,612	36,452	40,162

Interest income	91	236	551	691
Interest expense	(3)	(1)	(53)	(24)
Interest income, net	88	235	498	667
Income before provision for income taxes	12,641	15,847	36,950	40,829

Provision for income taxes	4,826	5,921	14,227	15,360
Net income	$7,815	$9,926	$22,723	$25,469

Basic earning per share	$0.25	$0.31	$0.73	$0.79
Diluted earnings per share	$0.25	$0.31	$0.71	$0.78

Weighted average shares outstanding:
Basic	31,074,731	31,982,045	31,312,106	32,221,569
Diluted	31,553,636	32,440,333	31,822,506	32,742,486

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands, except share information)

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2007	2006
Cash Flows From Operating Activities:
Net income	$22,723	$25,469
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	9,038	8,152
Deferred income tax expense (benefit), net	1,854	(1,166)
Excess tax benefit from stock option exercises	(517)	(2,374)
Loss on disposal of assets, net	170	347
Stock-based compensation expense	3,159	2,105
Changes in operating assets and liabilities:
Trade receivables, net	(191)	(37)
Accounts receivable, other	242	(576)
Inventories	(23,129)	(22,071)
Prepaid expenses and other current assets	(1,217)	(176)
Accrued and refundable income taxes	(5,644)	1,986
Other non-current assets	(12)	(42)
Accounts payable	10,577	(3,268)
Deferred rent, non-current	824	1,110
Accrued expenses	(2,289)	997
Net cash provided by operating activities	15,588	10,456

Cash Flows From Investing Activities:
(Purchase) sale of short-term investments, net	(292)	12,725
Capital expenditures	(10,165)	(10,881)
Proceeds from sale of property and equipment	9	33
Net cash (used in) provided by financing activities	(10,448)	1,877

Cash Flows From Financing Activities:
Cash used for stock repurchases	(26,429)	(30,251)
Excess tax benefit from stock option exercises	517	2,374
Proceeds from options exercised and purchase of shares
under the employee stock purchase plan	1,156	2,340
Net cash used in financing activities	(24,756)	(25,537)

Net Decrease in Cash and Cash Equivalents	(19,616)	(13,204)
Cash and Cash Equivalents, Beginning of Period	30,367	25,944
Cash and Cash Equivalents, End of Period	$10,751	$12,740

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$53	$24
Income taxes, net of refunds	$18,016	$14,540

Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation	$25	$24
Shares awarded to satisfy deferred board compensation	918	905

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Investment
(in thousands, except share information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment

Balance - January 28, 2006	35,734,752	$357	$75,166	$113,624	3,127,700	$(64,374)	$124,773

Net income				38,073			38,073

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $2,539	312,980	3	5,220				5,223

Adjustment to income tax benefit from exercises of employee stock options			(1,307)				(1,307)

Purchase of shares under the stock repurchase program					1,178,713	(32,958)	(32,958)

Stock-based compensation			2,837				2,837
Balance - February 3, 2007	36,047,732	360	81,916	151,697	4,306,413	(97,332)	136,641

Net income				22,723			22,723

Cumulative effect of adopting FIN No. 48				(553)			(553)

Cumulative effect of change in accounting principle, net				83			83

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $492	104,299	1	1,648				1,649

Purchase of shares under the stock repurchase program					970,300	(26,429)	(26,429)

Stock-based compensation			3,159				3,159
Balance - November 3, 2007	36,152,031	$361	$86,723	$173,950	5,276,713	$(123,761)	$137,273

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2007.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting primarily of normal recurring adjustments and those listed below under “Accounting Changes) considered necessary for a fair presentation of our financial position as of November 3, 2007 and February 3, 2007 and the results of our operations and cash flows for the periods presented.

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

Statement of Financial Accounting Standards (SFAS) No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” requires a retrospective application of changes in accounting principles.  However the effect of this change in accounting principle for periods prior to fiscal 2008 is not determinable, as the period-specific information required to value inventory using the weighted-average cost method is not available for periods prior to February 4, 2007.  This change was recognized as a net increase of $143,000 to inventory, an increase of $60,000 to deferred tax liabilities and a cumulative effect to retained earnings of $83,000.  This change in valuation method did not have a material impact on net income or diluted earnings per share.

We believe the new accounting method of weighted-average cost is preferable to the retail method of inventory valuation because it will produce more accurate inventory amounts reported in the balance sheet and, in turn, more accurate cost of sales in the income statement.  The new JDA Merchandising System has facilitated our ability to value our inventory on the weighted-average cost method.

Adoption of FIN No. 48

On February 4, 2007, we adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN No. 48, the financial statement effects of a tax position should initially be recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination.  A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

As a result of implementing FIN No. 48, we increased the liability for unrecognized tax benefits by $3,764,000, increased deferred tax assets by $3,209,000 and reduced retained earnings as of February 4, 2007 by $553,000.  Our total liability for unrecognized tax benefits as of February 4, 2007 amounted to $5,684,000.

We recognized adjustments to our liability for prior year unrecognized tax benefits of $184,000 during the third quarter of fiscal 2008 and $885,000 during the first nine months of fiscal 2008 which increased our current tax provision and increased our liability balance.  As of November 3, 2007, our total liability for unrecognized tax benefits amounted to $6,524,000 of which $2,736,000 would affect the effective tax rate if recognized.

We expect to file accounting method changes with the Internal Revenue Service before the end of fiscal 2008 which will result in a reduction of approximately $2.9 million of our liability for prior year unrecognized tax benefits.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.  The associated amounts included in our total liability for unrecognized tax benefits were $768,000 as of November 3, 2007 and $567,000 as of February 4, 2007.

The U.S. Federal statute of limitations expired during the third quarter of fiscal 2008 for our fiscal 2004 tax year.  Generally, we are not subject to changes in income taxes by most state taxing jurisdictions for years prior to fiscal 2002.

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

Business

We are an operator of sporting goods retail stores in small to mid-sized markets predominately in the Sunbelt, Mid-Atlantic and the lower Midwest regions of the United States.  Our fiscal year ends on the Saturday closest to January 31 of each year.  Our merchandise assortment features a core selection of brand name merchandise emphasizing team sports equipment, athletic apparel and footwear and related accessories.  We complement this core assortment with a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

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

Vendor Arrangements

We enter into arrangements with some of our vendors that entitle us to a partial refund of the cost of merchandise purchased during the year or reimbursement of certain costs we incur to advertise or otherwise promote their product.  The volume-based rebates, supported by a vendor agreement, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year.  This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  Amounts due from third party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at November 3, 2007 and February 3, 2007 were $1.8 million and $2.2 million, respectively.

Short-Term Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The Company determines the appropriate classification at the time of purchase. We held approximately $292,000 of investments in securities at November 3, 2007.  We did not hold any investments in securities at February 3, 2007.  Our investments in securities primarily consisted of municipal bonds classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value.  Despite the long-term nature of their stated contractual maturities, we believe there is a ready liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our securities. All income generated from these securities is recorded as interest income.  We continually evaluate our short-term investments for other than temporary impairment.

Trade and Other Accounts Receivable

Trade accounts receivable consists primarily of amounts due to us from sales to educational institutions and youth associations.  We do not require collateral, and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant.  The allowance for doubtful accounts at November 3, 2007 and February 3, 2007 was $56,000 and $34,000, respectively.

Other accounts receivable consisted primarily of tenant allowances due from landlords and cooperative advertising due from vendors, all of which are deemed to be collectible.

Inventory Valuation

Lower of Cost or Market:  Beginning in fiscal 2008, inventory is valued using the lower of weighted-average cost or market method.  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record a reserve to reduce the carrying value to net realizable value as necessary.  As of November 3, 2007, the reserve was $0.8 million.  There was no amount reserved as of February 3, 2007.  A determination of net realizable value requires significant judgment and estimates.

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

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented approximately 46.3% and 45.7% of our total purchases for the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively.  Our second largest vendor represented approximately 10.4% and 10.3% of our total purchases while our third largest vendor represented approximately 8.9% and 6.3% of our total purchases for the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively.

For the thirty-nine weeks ended November 3, 2007 and October 28, 2006, Nike, our largest vendor, represented approximately 48.4% and 47.1% of our total purchases, respectively.  Our second largest vendor represented approximately 9.4% and 10.0% of our total purchases while our third largest vendor represented approximately 6.8% and 4.4% or our total purchases, respectively.

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

Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” provides guidance on accounting for such costs.  SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred.  Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized.  It also provides that upgrade and maintenance costs should be expensed.  Our treatment of such costs is consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software.  For the thirteen weeks and thirty-nine weeks ended November 3, 2007 there were no costs capitalized under SOP 98-1.  For the fiscal year ended February 3, 2007 we capitalized approximately $120,000 under SOP 98-1 associated with the implementation of our new merchandising software.

Self-Insurance Accrual

We are self-insured for a significant portion of our health insurance.  Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims.  The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions.  To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $100,000 per covered person per year or $2.0 million per year in the aggregate.  As of November 3, 2007 and February 3, 2007, the accrual for these liabilities was $420,000 and $350,000, respectively, and was included in accrued expenses in the condensed consolidated balance sheets.

We are also self-insured for our workers’ compensation and general liability insurance up to an established deductible with a cumulative stop loss.  As of November 3, 2007 and February 3, 2007, the accrual for these liabilities (which is not discounted) was $200,000 and was included in accrued expenses in the condensed consolidated balance sheets.

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

On our statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current.  The liability for the current portion of unamortized landlord allowances was $3.6 million and $3.1 million, respectively, at November 3, 2007 and February 3, 2007.  The liability for the long-term portion of unamortized landlord allowances was $13.4 million and $12.6 million at November 3, 2007 and February 3, 2007, respectively.  The non-cash portion of landlord allowances received is immaterial.

Revenue Recognition

We recognize revenue, including gift card and layaway sales, in accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”

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

It is not our policy to take unclaimed layaway deposits and gift cards into income.  As of November 3, 2007 and October 28, 2006 there was no breakage revenue recorded in income.  The deferred revenue liability for layaway deposits and unredeemed gift cards was $1.6 million and $1.8 million at November 3, 2007 and February 3, 2007, respectively. Any unrecognized breakage revenue is immaterial.  We escheat unredeemed gift cards.

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

The following table presents the components of our advertising expense (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Gross advertising costs	$1,220	$1,024	$5,113	$4,033
Advertising reimbursements	(571)	(515)	(3,249)	(2,838)
Net advertising costs	$649	$509	$1,864	$1,195

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

3.           Stock-Based Compensation Plans

      At November 3, 2007, we had four stock-based compensation plans:

(a)    The 2005 Equity Incentive Plan (Incentive Plan) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion.  The Incentive Plan was adopted effective July 1, 2005 and authorizes grants of equity awards of up to 1,233,159 authorized but unissued shares of common stock.  At November 3, 2007, there were 904,482 shares available for grant under the Incentive Plan.

(b)   The 2005 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  The ESPP was adopted effective July 1, 2005.  At November 3, 2007, there were 164,407 shares available for purchase under the ESPP.

(c)    The 2005 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options.  The Deferred Plan was adopted effective July 1, 2005 and authorizes grants of stock up to 112,500 authorized but unissued shares of common stock.  At November 3, 2007, there were 110,440 shares available for grant under the Deferred Plan.

(d)   The 2006 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors.  The DEP was adopted effective June 1, 2006 and authorizes grants of equity awards of up to 672,975 authorized but unissued shares of common stock.  At November 3, 2007, there were 637,285 shares available for grant under the DEP.

 Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments,” using the modified prospective transition method.  Under this method, compensation cost recognized in the period ended November 3, 2007 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with various assumptions used for new grants as described below.  Compensation expense for new stock options and nonvested equity awards is recognized on a straight-line basis over the vesting period.  In accordance with the modified prospective method, results for prior periods have not been restated.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of November 3, 2007, the Company had only granted awards in the form of stock options and restricted stock units (RSUs).  RSUs and options to purchase our common stock have been granted to officers, directors and key employees.  Beginning with the adoption of the Incentive Plan, a greater proportion of the awards granted to employees, including executive employees, have been RSUs as opposed to stock options when compared to grants made in prior years.  The annual grant made for fiscal 2008 to employees consisted solely of RSUs.  We also have awarded RSUs that are performance-based to our named executive officers and expect the Board will continue to grant more performance-based awards to key employees in the future.  The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.

The compensation costs that have been charged against income for these plans were as follows for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Stock-based compensation expense by type:
Stock options	$389	$479	$1,682	$1,562
Restricted stock awards	294	160	1,377	441
Employee stock purchase	22	22	75	78
Director deferred compensation	7	7	25	24
Total stock-based compensation expense	712	668	3,159	2,105
Tax benefit recognized	166	103	819	301
Stock-based compensation expense, net of tax	$546	$565	$2,340	$1,804

In accordance with SAB No. 107, “Share-Based Payment,” issued in March 2005, share-based plan expense has been included in store operating, selling and administrative expense since it is incentive compensation.  Certain other deferred stock compensation plans are also reflected in store operating, selling and administrative expense.

The tax benefit recognized in our condensed consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period.  The actual tax benefit realized for the deductions considered on our tax returns through November 3, 2007 and October 28, 2006, was from option exercises and totaled $0.6 million and $2.4 million, respectively.  There was no capitalized stock-based compensation cost.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of our common stock on the date of grant.  In the period between July 2005 and December 2006, stock options were granted with an exercise price equal to the closing market price of our common stock on the last trading day preceding the date of grant.  Vesting and expiration provisions vary between equity plans.  Grants awarded to employees under the original 1996 Stock Option Plan (1996 Plan), as amended, vest over a five year period in equal installments beginning on the first anniversary of the grant date and expire ten years from the date of grant.  Grants awarded to employees under the Incentive Plan vest over a four year period in equal installments beginning on the first anniversary of the grant date and expire in eight years from the date of grant with the exception of a grant made on August 18, 2005, whose provisions provided for the five year vesting schedule and ten year term described in the 1996 Plan.  Grants awarded to outside directors under both the DEP and Director Plan, vest immediately upon grant and expire on the tenth anniversary of the date of grant.

Following is the weighted-average fair value of each option granted during the thirty-nine weeks ended November 3, 2007.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the period:

	Thirty-Nine Weeks Ended
	Quarter 1		Quarter 2	Quarter 3
			August 4,	November 3,
	May 5, 2007		2007	2007
Grant date	3/19/07	3/31/07	6/30/07	9/30/07
Weighted average fair value at grant date	$10.56	$10.68	$9.89	$9.56
Expected option life (years)	4.07	4.07	4.07	4.20
Expected volatility	39.22%	39.22%	36.33%	41.07%
Risk-free interest rate	4.54%	4.55%	5.00%	4.11%
Dividend yield	None	None	None	None

We calculate the expected term for our stock options based on historical employee exercise behavior.  The increase in our stock price in recent years has led to a pattern of earlier exercise by employees.  We also expect the reduction of the contractual term from 10 years to 8 years to facilitate a pattern of earlier exercise by employees and to contribute to a gradual decline in the average expected term in future periods.

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

Activity for our option plans during the thirty-nine weeks ended November 3, 2007 was as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)

Options outstanding at February 3, 2007	1,387,388	$15.46	6.61	$22,945
Granted	26,086	28.31	9.87	7,511
Exercised	(68,981)	30.09
Cancelled	(3,000)	22.21
Options outstanding at May 5, 2007	1,341,493	16.07	6.50	17,260
Granted	1,024	27.38	9.90	-
Exercised	(13,516)	28.40
Cancelled	(25,099)	27.35
Options outstanding at August 4, 2007	1,303,902	15.87	6.23	11,654
Granted	1,130	24.80	9.91	-
Exercised	(8,581)	25.74
Cancelled	(7,544)	27.09

Options outstanding at November 3, 2007	1,288,907	$15.85	5.99	$10,922
Exercisable at November 3, 2007	823,547	$13.38	5.67	$8,697

The weighted-average grant fair value of stock options granted during the thirteen weeks ended November 3, 2007 and October 28, 2006 was $9.56 and $11.01, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the periods was $0.4 million and $0.5 million, respectively, before the recognized income tax benefit of $50,000 and $40,000, respectively.

The total intrinsic value of stock options exercised during the thirteen weeks ended November 3, 2007 and October 28, 2006 was $135,000 and $311,000, respectively.  The intrinsic value of stock options is defined as the difference between the current market value and the grant price.  The total cash received from these stock option exercises during the third quarter of fiscal 2008 and 2007 was $86,000 and $193,000, respectively.

The weighted-average grant fair value of stock options granted during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $10.50 and $12.82, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the periods was $1.7 million and $1.6 million, respectively, before the recognized income tax benefit of $0.3 million and $0.1 million, respectively.

The total intrinsic value of stock options exercised during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $1.8 million and $6.2 million, respectively.  The intrinsic value of stock options is defined as the difference between the current market value and the grant price.  The total cash received from these stock option exercises through the third quarter of fiscal 2008 and 2007 was $0.9 million and $2.0 million, respectively.   Receipts from stock option exercises are included in cash flows from financing activities as required by SFAS No. 123R.  As of November 3, 2007, there was $3.2 million of unrecognized compensation cost related to nonvested stock options.  This cost is expected to be recognized over a weighted-average period of 2.16 years.

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

The following table summarizes the restricted stock awards activity under all of our plans during the thirty-nine week period ended November 3, 2007:

	Number of Awards	Weighted-Average Grant Date Fair Value

Restricted stock awards outstanding at February 3, 2007	87,923	$29.66
Granted	124,425	28.30
Vested	-	-
Forfeited	(516)	30.46
Restricted stock awards outstanding at May 5, 2007	211,832	28.86
Granted	-	-
Vested	-	-
Forfeited	(22,354)	27.27
Restricted stock awards outstanding at August 4, 2007	189,478	29.05
Granted	-	-
Vested	-	-
Forfeited	(2,513)	28.96

Restricted stock awards outstanding at November 3, 2007	186,965	$29.05

The weighted-average grant date fair value of our RSUs granted was $28.30 and $29.67 for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.  There were no restricted stock awards granted during the thirteen weeks ended November 3, 2007 or October 28, 2006.  The compensation expense included in store operating, selling and administrative expenses and recognized during the comparable thirteen week periods was $0.3 million and $0.2 million, respectively, before the recognized income tax benefit of $0.1 million and $60,000, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the comparable thirty-nine week periods was $1.4 million and $0.4 million, respectively, before the recognized income tax benefit of $0.5 million and $0.2 million, respectively.

There were no restricted stock awards that vested during the period.  The total intrinsic value of our restricted stock awards outstanding and unvested at November 3, 2007 and October 28, 2006 was $4.3 million and $2.4 million, respectively.  As of November 3, 2007, there was approximately $3.2 million of total unrecognized compensation cost related to restricted stock awards.  This cost is expected to be recognized over a weighted-average period of 3.14 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the fair market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employees purchased 4,304 shares of common stock at $21.08 per share through the ESPP during the thirteen weeks ended November 3, 2007.  The assumptions used in the option pricing model for the thirteen weeks ended November 3, 2007 were: (a) expected life of 3 months (.25 years); (b) volatility of 36.3%; (c) risk-free interest rate of 4.75%; and (d) dividend yield of 0.0%.  The weighted-average grant date fair value of ESPP options granted during the thirteen weeks ended November 3, 2007 was $5.57.  Our employees purchased 13,221 shares of common stock at an average price of $22.95 per share during the thirty-nine weeks ended November 3, 2007.  The assumptions used in the option pricing model for the thirty-nine weeks ended November 3, 2007 were: (a) expected life of 3 months (.25 years); (b) volatility between 36.3% and 41.8%; (c) risk-free interest rate between 4.75% and 5.08%; and (d) dividend yield of 0.0%.  The weighted-average grant date fair value of ESPP options granted during the thirty-nine weeks ended November 3, 2007 was $6.07.

During the thirteen weeks ended October 28, 2006, our employees purchased 4,331 shares of common stock at $20.32 per share through the ESPP.  The assumptions used in the option pricing model for the thirteen weeks ended October 28, 2006 were: (a) expected life of 3 months (.25 years); (b) volatility of 40.7%; (c) risk-free interest rate of 4.93%; and (d) dividend yield of 0.0%.  The weighted-average grant date fair value of ESPP options granted during the thirteen weeks ended October 28, 2006 was $5.07.  Our employees purchased 14,206 shares of common stock at an average price of $21.96 per share during the thirty-nine weeks ended October 28, 2006.  The assumptions used in the option pricing model for the thirty-nine weeks ended October 28, 2006 were: (a) expected life of 3 months (.25 years); (b) volatility between 40.7% and 41.0%; (c) risk-free interest rate between 3.98% and 4.93%; and (d) dividend yield of 0.0%.  The weighted-average grant date fair value of ESPP options granted during the thirty-nine weeks ended October 28, 2006 was $6.02.

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin (FTB) No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” as amended by SFAS No. 123R.  The compensation expense included in store operating, selling and administrative expenses and recognized during the thirteen weeks ended November 3, 2007 and October 28, 2006 was approximately $22,000 for both periods.  The compensation expense included in store operating, selling and administrative expenses and recognized during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was approximately $75,000 and $78,000, respectively.

Director Deferred Compensation

Under the Deferred Plan, outside non-employee directors can elect to defer all or a portion of their board and board committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into our common stock are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, board and board committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  A total of 292 and 277 stock units were deferred under this plan during the third quarter of fiscal 2008 and fiscal 2007, respectively.  A total of 918 and 905 stock units were deferred under this plan through the third quarter of fiscal 2008 and fiscal 2007, respectively.

The compensation expense included in store operating, selling and administrative expenses and recognized during each of the thirteen weeks ended November 3, 2007 and October 28, 2006 was approximately $7,000 before the recognized income tax benefit of approximately $3,000 in each period.  The compensation expense included in store operating, selling and administrative expenses and recognized during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was approximately $25,000 and $24,000, respectively, before the recognized income tax benefit of approximately $10,000 and $9,000, respectively.

4.	Earnings Per Share

The computation of basic earnings per share (EPS) is based on the number of weighted-average common shares outstanding during the period.  The computation of diluted EPS is based on the weighted-average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and issuance of restricted stock.  The number of incremental shares is calculated by applying the treasury stock method.  The following table sets forth the computation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net income, in thousands	$7,815	$9,926	$22,723	$25,469

Weighted-average number of common
shares outstanding	31,074,731	31,982,045	31,312,106	32,221,569
Effect of dilutive securities:
Stock options	416,542	445,425	443,936	498,941
Restricted stock units	62,363	12,863	66,464	21,976
Weighted-average number of common
shares outstanding and dilutive securities	31,553,636	32,440,333	31,822,506	32,742,486

Earnings per share:
Basic	$0.25	$0.31	$0.73	$0.79
Dilutive	$0.25	$0.31	$0.71	$0.78

In calculating diluted earnings per share for the thirteen weeks and thirty-nine weeks ended November 3, 2007 options to purchase 279,681 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for the thirteen and thirty-nine weeks ended October 28, 2006, options to purchase 448,976 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

5.           Stock Repurchase Plan

In August 2004, our Board of Directors (The Board) authorized a plan to repurchase our common stock.  The Board has subsequently authorized increases to this plan with a current authorization effective August 2006 of $150.0 million.  Stock repurchases may be made in the open market or in negotiated transactions until February 2, 2008, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.

We repurchased 242,900 of our common stock during the thirteen weeks ended November 3, 2007 at a cost of $5.7 million.  For the thirty-nine weeks ended November 3, 2007, we repurchased 970,300 shares of our common stock at a cost of $26.4 million bringing the total shares repurchased to 5,276,713 shares at a cost of $123.8 million.

In November 2007, subsequent to the third quarter, our Board of Directors increased its authorization to repurchase our common stock by an additional $100.0 million to $250.0 million and extended its authorization through January 30, 2010.  After considering past stock repurchases, approximately $126.2 million of the total authorization remained for future stock repurchases at November 3, 2007.

6.	Properties

We currently lease all of our existing 650 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand.  Our leases typically provide for terms of five to ten years with options on our part to extend.  Most leases also contain a kick-out clause if projected sales levels are not met and  an early termination/remedy option if co-tenancy and exclusivity provisions are violated.  We believe that this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations.  Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases, recruiting and training qualified management personnel and the availability of market relevant inventory.

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

Our corporate offices and our retail distribution center are leased under an operating lease.  We also own a small warehouse located in Birmingham, Alabama that houses inventory for educational institutions and youth associations.

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

We currently operate 650 stores in 23 contiguous states.  Of these stores, 218 are located in malls and 432 are located in strip centers which are generally the centers of commerce and which are usually anchored by a Wal-Mart store.  Over the last several years, we have typically concentrated our store base growth in the most dominant strip center within the market we target.

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

During the thirty-nine weeks ended November 3, 2007, we increased our lease commitments by a net of 37 retail stores, one short-term warehousing location and various office and transportation equipment.  The retail stores have initial lease termination dates between January 2012 and November 2017.  At November 3, 2007, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current operating leases and including the net 37 store operating leases added during the thirty-nine weeks ended November 3, 2007, were as follows (in thousands):

Remaining Fiscal 2008	$8,780
Fiscal 2009	37,310
Fiscal 2010	32,180
Fiscal 2011	25,477
Fiscal 2012	19,186
Fiscal 2013	13,888
Thereafter	28,117
TOTAL	$164,938

Additionally, in February 1996, we entered into a sale-leaseback transaction to finance our distribution center and office facilities.  In December 1999, the related operating lease was amended to include the fiscal 2000 expansion of these facilities.  This lease will expire in December 2014.

Incentive Bonuses

Specified officers and employees of our Company are entitled to incentive bonuses, primarily based on net earnings of our Company or particular operations thereof.  At November 3, 2007 and February 3, 2007, there was $1.0 million and $2.1 million of bonus related expense included in accrued expenses.

In addition, starting in March 2006, the Compensation Committee (Committee) of the Board of Directors of our Company began placing performance criteria on awards of RSUs to our named executive officers under the Incentive Plan.  The performance criterion is primarily tied to performance targets with respect to future sales and Company profit over a specified period of time.  These performance-based awards of RSUs are being expensed under the provisions of SFAS No. 123R and assume that the performance conditions set within will be met.  We expect the Committee to continue to place performance criteria on awards of RSUs to our named executive officers.

Legal Proceedings and Other Contingencies.

In October 2005, three former employees filed a lawsuit in Mississippi federal court alleging they are owed back wages for overtime because they were improperly classified as exempt salaried employees. They also alleged other wage and hour violations. The suit asked the court to certify the case as a collective action under the Fair Labor Standards Act on behalf of all similarly situated employees. We dispute the allegations of wrongdoing in this complaint and have vigorously defended ourselves in this matter. However, the parties have negotiated a settlement and the court has now ruled to certify the collective action in accordance with the negotiated settlement.  We have begun to make some initial distributions, and at November 3, 2007, we have estimated that the remaining liability related to this matter is $600,000.  Accordingly, we have accrued $600,000 as a current liability on our condensed consolidated balance sheet.  At October 28, 2006, no loss amount was accrued because a loss was not considered probable or estimable.

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

In accordance with SFAS No. 109, we recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement.  At least quarterly, we assess the likelihood that the deferred tax assets balance will be recovered.  We take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset.  To the extent recovery is not more likely than not, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the year such determination is made.

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

Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the Sunbelt, Mid-Atlantic and the lower Midwest.  Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service.  As of November 3, 2007, we operated a total of 650 retail stores composed of 628 Hibbett Sports stores, 18 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 23 states.

Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square-foot store located in dominant strip centers which are usually anchored by a Wal-Mart store and in enclosed malls.  Over the last several years, we have concentrated and expect to continue our store base growth in strip centers versus enclosed malls.  We believe Hibbett Sports stores are typically the primary sporting goods retailer in their markets due to the extensive selection of quality branded merchandise and a high level of customer service.  We do not expect that the average size of our stores opening in fiscal 2008 will vary significantly from the average size of stores opened in fiscal 2007.

We historically have comparable store sales increases in the low to mid-single digit range, and we plan to increase total company-wide square footage by approximately 13% in fiscal 2008.  We believe total sales percentage growth will be in the low to mid single digits in fiscal 2008 due to the timing of new store openings and the unfavorable calendar comparison of 52- versus 53-weeks last year as noted below.  Over the past several years, we have increased our product margin due to improved vendor discounts, fewer retail reductions, increased efficiencies in logistics and favorable leveraging of store occupancy costs. We expect a slight improvement in product margin in fiscal 2008 attributable to improved vendor discounts offset by markdowns.

Due to our increased sales, we have historically leveraged our store operating, selling and administrative expenses.  Based on projected sales, we expect operating, selling and administrative expense rates to increase in fiscal 2008 due to the movement of certain stock option expense into fiscal 2008 and the new store cost related to approximately 18 additional new stores over fiscal 2007.  We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, to provide capital expenditures for both distribution center and technology upgrade projects and to repurchase shares of our common stock through the stock repurchase plan.

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

Hibbett maintains a merchandise management system that allows us to identify and monitor trends.  However, this system does not produce generally accepted accounting principle (GAAP) financial information by product category.  Thus it is impracticable to provide GAAP net sales by product category.

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

Results of Operations

The following table sets forth condensed consolidated statements of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including distribution
and store occupancy costs	67.2	66.8	66.9	66.8
Gross profit	32.8	33.2	33.1	33.2

Store operating, selling and
administrative expenses	20.8	19.1	21.0	19.8
Depreciation and amortization	2.3	2.1	2.4	2.3
Operating income	9.7	12.0	9.7	11.1

Interest income	0.1	0.2	0.1	0.2
Interest expense	-	-	-	-
Interest income, net	0.1	0.2	0.1	0.2

Income before provision for income taxes	9.8	12.2	9.8	11.3
Provision for income taxes	3.7	4.6	3.8	4.3

Net income	6.0%	7.7%	6.0%	7.1%

Note:  Columns may not foot due to rounding.

Thirteen Weeks Ended November 3, 2007 Compared to Thirteen Weeks Ended October 28, 2006

Net sales.  Net sales remained essentially flat decreasing $31,000, or 0.02%, to $129.6 million for the thirteen weeks ended November 3, 2007 from $129.7 million for the comparable period in the prior year.  The following factors helped define this quarter:

•
We opened 18 Hibbett Sports stores and closed 2 in the thirteen weeks ended November 3, 2007.  New stores and stores not in the comparable store net sales calculation increased $8.1 million during the thirteen week period.

•
We experienced a 6.6% decrease in comparable store net sales for the thirteen weeks ended November 3, 2007.  Lower comparable store net sales offset the increase in net sales attributable to new stores.  We attribute this decrease to the shift in our retail calendar as a result of the 53rd week in fiscal 2007 compared to the normal 52-week year.  Comparable store, comparable week sales for the thirteen weeks ended November 3, 2007 compared to the thirteen weeks ended November 4, 2006 increased 1.2%.

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

•
Urban and licensed apparel underperformed through the third quarter.  Urban apparel has been trending down for several quarters and we have taken steps to improve our mix to become more fashionable.  Licensed apparel underperformed relative to the underperformance of teams in our market on the field.

•	Footwear and cleats were up mid-single digits led by kids footwear. Strong performers included Nike, New Balance, Asics and Adidas. Classics and urban footwear continued its downward trend.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  During the thirteen weeks ended November 3, 2007, 557 stores were included in the comparable store sales comparison.  Our four Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we have plans to open additional superstores in the future.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $42.5 million, or 32.8% of net sales, in the thirteen weeks ended November 3, 2007, compared with $43.1 million, or 33.2% of net sales, in the same period of the prior fiscal year.  Our decrease in gross profit was due primarily to the deleveraging of store occupancy and distribution expense, offset by an improvement in product gross margin.  Distribution expense experienced increases in data processing and fuel costs.  Occupancy expense saw its largest increase in rental expense as a percent to sales due to total sales volume and more opened stores this year versus last year.  Product gross margin improved due to favorable inventories and a reduction in our obsolescence reserve.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $26.9 million, or 20.8% of net sales, for the thirteen weeks ended November 3, 2007, compared to $24.8 million, or 19.1% of net sales, for the comparable period a year ago.  We attribute this increase to the following factors:

•	Salary and benefit costs increased in our stores by 100 basis points, resulting primarily from flat sales, while slightly decreasing at the administrative level.
•
Net advertising expenses increased 11 basis points as we increased our advertising efforts for new and low performing stores and to combat sluggish sales.  Inventory counting expenses increased 14 basis points due to more scheduled counts and higher inventory levels.  Bank card fees increased 13 basis points as we are experiencing higher credit and debit card transactions.

•	Slightly offsetting the increases above were decreases in new store costs and freight and shipping expenses.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.3% in the thirteen weeks ended November 3, 2007 compared to 2.1% for the comparable period a year ago.  The weighted-average lease term of new store leases added during the thirteen weeks ended November 3, 2007 compared to those added during the thirteen weeks ended October 28, 2006, decreased in lease terms at 6.81 years compared to 7.46 years, respectively.  We attribute the increase in depreciation expense as a percent to sales to the shorter lease terms as well as the information systems placed in service as of February 4, 2007.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 3.7% in the thirteen weeks ended November 3, 2007, compared to 4.6% for the thirteen weeks ended October 28, 2006.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 38.2% and 37.4% for the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively.  The increase in rate over last year is primarily the result of permanent differences related to incentive stock options and related employee exercise behavior, higher state tax rates and the adoption of FIN No. 48.

Thirty-Nine Weeks Ended November 3, 2007 Compared to Thirty-Nine Weeks Ended October 28, 2006

Net sales.  Net sales increased $16.9 million, or 4.7%, to $377.9 million for the thirty-nine weeks ended November 3, 2007 from $360.9 million for the comparable period in the prior year.  We attribute this increase to the following factors:

•
We opened 44 Hibbett Sports stores and closed 7 in the thirty-nine weeks ended November 3, 2007.  New stores and stores not in the comparable store net sales calculation increased $25.4 million during the thirty-nine week period.

•
We experienced a 2.5% decrease in comparable store net sales for the thirty-nine weeks ended November 3, 2007.  We attribute this decrease to the shift in our retail calendar as a result of the 53rd week in fiscal 2007 compared to the normal 52-week year.  Comparable store, comparable week sales for the thirty-nine weeks ended November 3, 2007 compared to the thirty-nine weeks ended November 4, 2006 decreased 1.2%.

The decrease in comparable store sales on a fiscal basis was primarily attributable to a weak market in our urban consumer, especially in our urban enclosed mall locations coupled with the overall weakness in our industry.

We experienced the following performance trends in the thirty-nine week period:

•	Athletic performance apparel was up mid-single digits, led by kid’s activewear which was up double digits. Key vendors were Under Armour, Nike and Adidas.
•	Team equipment and licensed apparel are performing below expectations year-to-date.
•	Kid’s footwear and cleats continue to perform well led by Nike, New Balance, Adidas and Asics while classics and urban footwear underperformed.
•	Strip center stores continue to outperform enclosed mall stores.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  During the thirty-nine weeks ended November 3, 2007, 527 stores were included in the comparable store sales comparison.  Our four Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we have plans to open additional superstores in the future.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $125.0 million, or 33.1% of net sales, in the thirty-nine weeks ended November 3, 2007, compared with $119.9 million, or 33.2% of net sales, in the same period of the prior fiscal year.  The slight decrease in gross profit was due primarily to some deleveraging of store and occupancy costs and distribution expense offset by improved product margins.  Store occupancy expenses saw its largest increase in rental expense.  Distribution expense experienced increases primarily in data processing costs resulting from contract labor costs to support information technology upgrades and projects.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $79.5 million, or 21.0% of net sales, for the thirty-nine weeks ended November 3, 2007, compared to $71.6 million, or 19.8% of net sales, for the comparable period a year ago.  We attribute this increase to the following factors:

•	Stock-based compensation accounted for 25 basis points, primarily because of the movement of certain grant dates into the first quarter as compared to a year ago.
•
Salary and benefit costs increased in our stores by 61 basis points while decreasing slightly at the administrative level.  Net advertising expenses increased 16 basis points due primarily to increased advertising efforts for new and low performing stores.  Data processing costs also increased by 10 basis points as we supported the new JDA Merchandising System.

•	Slightly offsetting the increases above were decreases in new store costs and business insurance as a percent to sales.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.4% in the thirty-nine weeks ended November 3, 2007 compared to 2.3% for the comparable period a year ago.  The weighted-average lease term of new store leases added through November 3, 2007 compared to those added through October 28, 2006, decreased in lease terms at 6.88 years compared to 7.37 years, respectively.  We attribute the increase in depreciation expense as a percent to sales to the shorter lease terms as well as the information systems placed in service as of February 4, 2007.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 3.8% in the thirty-nine weeks ended November 3, 2007, compared to 4.3% for the thirty-nine weeks ended October 28, 2006.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 38.5% and 37.6% for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.  The increase in rate over last year is primarily the result of permanent differences related to incentive stock options and related employee exercise behavior, higher state tax rates and the adoption of FIN No. 48.

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

Our statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2007	2006

Net cash provided by operating activities:	$15,588	$10,456
Net cash (used in) provided by investing activities:	(10,448)	1,877
Net cash used in financing activities:	(24,756)	(25,537)
Net decrease in cash and cash equivalents	$(19,616)	$(13,204)

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

Net cash provided by operating activities was $15.6 million for the thirty-nine weeks ended November 3, 2007 compared with net cash provided by operating activities of $10.5 million for the thirty-nine weeks ended October 28, 2006.  The largest uses of cash during the period resulted from an increase in inventory of $23.1 million and prepaid expenses of $1.2 million combined with a decrease of $5.6 million in accrued and refundable income taxes.  Offsetting this use of cash was an increase in accounts payable of $10.6 million, net income of $22.7 million and non-cash charges, including depreciation and amortization expense of $9.0 million and stock-based compensation expense of $3.2 million.

Investing Activities.

Cash used in investing activities in the thirty-nine weeks ended November 3, 2007 totaled $10.4 million.  Net purchases of short-term investments were $0.3 million compared to net redemptions of short-term investments of $12.7 million as of October 28, 2006.  Capital expenditures used $10.2 million of cash in the thirty-nine weeks ended November 3, 2007.  We use cash in investing activities to build new stores and remodel or relocate existing stores.  Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened 44 new stores and relocated and/or remodeled 10 existing stores during the thirty-nine weeks ended November 3, 2007 as compared to opening 49 new stores and relocating and/or remodeling 4 existing store during the thirty-nine weeks ended October 28, 2006.

We estimate the cash outlay for capital expenditures in fiscal 2008 will be approximately $18.5 million, which relates to the opening of 86 to 90 new stores, remodeling of selected existing stores, information technology upgrades and enhancements and various improvements at our headquarters and distribution center. Of the total budgeted dollars for capital expenditures for fiscal 2008, we anticipate that approximately 76% will be related to the opening of new stores and remodeling and or relocating existing stores.  Approximately 12% will be related to improvements in our distribution center and on information technology with the remaining 12% related primarily to loss prevention tools, office space improvements, information technology, equipment and automobiles.

Financing Activities.

Net cash used in financing activities was $24.8 million in the thirty-nine weeks ended November 3, 2007 compared to $25.5 million in the prior year period.  The cash fluctuation as compared to the same period last fiscal year was primarily the result of the repurchase of our common stock.  In the thirty-nine weeks ended November 3, 2007 we expended $26.4 million on repurchases of our common stock compared to $30.3 million for the thirty-nine weeks ended October 28, 2006.  Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At November 3, 2007, we had one unsecured revolving credit facility that allows borrowings up to $30.0 million and which renews annually in August. Under the provisions of this facility, we can draw down funds when our main operating account falls below $100,000. The facility does not require a commitment or agency fee nor are there any covenant restrictions. We plan to renew this facility as it expires and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of November 3, 2007, we did not have any debt outstanding under this facility.

At October 28, 2006, we had two unsecured revolving credit facilities that allowed borrowings up to $15.0 million and $10.0 million and which renewed annually in November.  Under the provisions of these facilities, we could draw down funds when our main operating account fell below $100,000.  Neither facility required a commitment or agency fee nor were there any covenant restrictions.  In November 2006, we renewed the facility that allowed borrowings up to $15.0 million and elected not to renew the second facility.  As of October 28, 2006, we did not have any debt outstanding under any of our facilities.

Based on our current operating and store opening plans and management’s plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facility.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of November 3, 2007.

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

At November 3, 2007, we did not have any debt outstanding under our credit facility.  There were three and fifty-nine days during the thirteen and thirty-nine weeks ended November 3, 2007, respectively, where we incurred borrowings against our credit facility for an average borrowing of $2.9 million and $5.1 million, respectively.  The maximum borrowing was $5.8 million for the thirteen weeks and $13.5 million for the thirty-nine weeks ended November 3, 2007 with a weighted-average interest rate of 6.05% for both periods.

At October 28, 2006, we had no borrowings outstanding under our credit facilities.  There were two days during the thirteen week period ended October 28, 2006 where we incurred borrowings against our credit facilities for an average and maximum borrowing of $0.3 million and $0.4 million, respectively, and a weighted average interest rate of 6.12%.  There were twelve days during the thirty-nine week period ended October 28, 2006, where we incurred borrowings against our credit facilities for an average borrowing of approximately $1.7 million.  Of these twelve days, the maximum amount outstanding was approximately $3.3 million and the weighted average interest rate was 6.12%.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of November 3, 2007.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of November 3, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended November 3, 2007, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

In October 2005, three former employees filed a lawsuit in Mississippi federal court alleging negligence and various violations of the Fair Labor Standards Act (FLSA).  The violations alleged that the Company improperly classified certain employees as exempt salaried employees and that we owe back wages for overtime as a result of the alleged misclassification.  The suit asked the court to certify the case as a collective action under the FLSA on behalf of all similarly situated former and current employees.  Plaintiffs sought to recover overtime pay, liquidated damages, declaratory relief and attorneys’ fees.  The parties have negotiated a settlement and the court has ruled to certify the collective action in accordance with the negotiated settlement.

While we believe that these employees are and have been properly classified as exempt employees under the FLSA and that the actions described above are not appropriate for collective action treatment, no assurances could be given that we would be successful in that defense on the merits or otherwise, and, if unsuccessful, the resolution(s) could have had a material adverse effect on our results of operations and our financial statements as a whole in the period of resolution.  At November 3, 2007, we have estimated that the remaining liability related to this settlement is $600,000.  Accordingly, we have accrued $600,000 as a current liability on our condensed consolidated balance sheet.  At October 28, 2006, no loss amount was accrued because a loss was not considered probable or estimable.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended November 3, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (2)

As of August 4, 2007	5,033,813	$23.46	5,033,813	$31,914,000

August 5, 2007 to September 1, 2007	-	-	-	31,914,000
September 2, 2007 to October 6, 2007	10,000	26.84	10,000	31,645,000
October 7, 2007 to November 3, 2007	232,900	23.21	232,900	26,239,000
Quarter Ended November 3, 2007	242,900	23.36	242,900

TOTAL since inception	5,276,713	$23.45	5,276,713	$126,239,000

(1)
In August 2004, the Board of Directors authorized a plan to repurchase our common stock. The Board of Directors has subsequently authorized increases to this plan with a current authorization effective August 2006 of $150.0 million.  The current authorization expires on February 2, 2008.

(2)
In November 2007, the Board of Directors increased the maximum authorization under such plan by $100.0 million to $250.0 million and extended the repurchase date through January 2010.  Under this new authorization, we have approximately $126.2 million available for stock repurchase as of November 3, 2007.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.

10.1
Credit Agreement between the Company and Regions Bank, dated as of August 29, 2007; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2007.

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

HIBBETT SPORTS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Vice President & Chief Financial Officer
Date: December 13, 2007		(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.

10.1
Credit Agreement between the Company and Regions Bank, dated as of August 29, 2007; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2007.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer

	*	Filed Within