Form 10-K
period 2008-02-02
HIBBETT SPORTS INC
filed 2008-04-02
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                           February 2, 2008

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

205-942-4292
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value Per Share	NASDAQ Stock Market, LLC
Title of Class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	o	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	o

Non-accelerated filer	o	Smaller reporting company	o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	o	No	☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $737,818,499 on August 3, 2007, based on the closing sale price of $23.72 at August 3, 2007 for the Common Stock on such date on the NASDAQ National Market.

The number of shares outstanding of the Registrant’s Common Stock, as of March 28, 2008 was 28,401,206.

DOCUMENTS INCORPORATED BY REFERENCE

The information regarding securities authorized for issuance under equity compensation plans called for in Item 5 of Part II and the information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be held June 2, 2008.   Registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 24, 2008.

HIBBETT SPORTS, INC.

INDEX

			Page
PART I
Item	1.	Business.	5
Item	1A.	Risk Factors.	9
Item	1B.	Unresolved Staff Comments.	13
Item	2.	Properties.	13
Item	3.	Legal Proceedings.	13
Item	4.	Submission of Matters to a Vote of Security Holders.	14

PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	15
Item	6.	Selected Consolidated Financial Data.	18
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	19
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	27
Item	8.	Consolidated Financial Statements and Supplementary Data.	28
Item	9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Consolidated Financial Disclosure.	51
Item	9A.	Controls and Procedures.	51
Item	9B.	Other Information.	51

Part III
Item	10.	Directors, Executive Officers and Corporate Governance.	52
Item	11.	Executive Compensation.	52
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	52
Item	13.	Certain Relationships and Related Transactions, and Director Independence.	52
Item	14.	Principal Accounting Fees and Services.	52

Part IV
Item	15.	Exhibits and Consolidated Financial Statement Schedules.	53
		Signatures.	55

A warning about Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “target” or “estimate.”  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales changes, net sales growth and earnings;
•	our growth, including our plans to add, expand or relocate stores and square footage growth, our market’s ability to support such growth and the suitability of our distribution facilities;
•	the possible effect of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facilities;
•	our seasonal sales patterns and assumptions concerning customer buying behavior;
•	our expectations regarding competition;
•	our ability to renew or replace store leases satisfactorily;
•
our estimates and assumptions as they relate to preferable tax and financial accounting methods, accruals, inventory valuations, dividends, carrying amount and liquidity of financial instruments and fair value of options and other stock-based compensation as well as our estimates of economic and useful lives of depreciable assets and leases;

•	our expectations concerning future stock-based award types;
•	our expectations concerning employee option exercise behavior;
•	the possible effect of inflation, market decline and other economic changes on our costs and profitability;
•	our analyses of trends as related to earnings performance;
•	our target market presence and its expected impact on our sales growth;
•	our expectations concerning vendor level purchases and related discounts;
•	our estimates and assumptions related to income tax liabilities and uncertain tax positions;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods; and
•	the possible effect of recent accounting pronouncements.

You should assume that the information appearing in this annual report is accurate only as of the date it was issued. Our business, financial condition, results of operations and prospects may have changed since that date.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” described beginning on page 9, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 19.

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

Introductory Note

Unless specifically indicated otherwise, any reference to “2009” or “Fiscal 2009” relates to our year ending January 31, 2009.  Any reference to “2008” or “Fiscal 2008” relates to our year ending February 2, 2008. Any reference to “2007” or “Fiscal 2007” relates to our year ended February 3, 2007. Any reference to “2006” or “Fiscal 2006” relates to our year ended January 28, 2006.

PART 1

Item 1.              Business.

Our Company

Our Company was originally organized in 1945 under the name Dixie Supply Company in Florence, Alabama, in the marine and small aircraft business. In 1951, the Company started targeting school athletic programs in North Alabama and by the end of the 1950’s had developed a profitable team sales business. In 1960, we sold the marine portion of our business and have been solely in the athletic business since that time. In 1965, we opened Dyess & Hibbett Sporting Goods in Huntsville, Alabama, and hired Mickey Newsome, our current Chief Executive Officer and Chairman of the Board. The next year, we opened another sporting goods store in Birmingham and by the end of 1980, we had stores operating in 12 locations in central and northwest Alabama with a distribution center located in Birmingham and our central accounting office in Florence. We went public in October 1996 and were incorporated under the laws of the State of Delaware as Hibbett Sporting Goods, Inc.  We incorporated under the laws of the State of Delaware as Hibbett Sports, Inc. in January 2007 and on February 10, 2007, Hibbett Sports, Inc. became the successor holding company for Hibbett Sporting Goods, Inc., which is now our operating subsidiary.

Today, we are a rapidly-growing operator of sporting goods stores in small to mid-sized markets predominantly in the Sunbelt, Mid-Atlantic and lower Midwest.  As of February 2, 2008, we operated 666 Hibbett Sports stores as well as 18 smaller-format Sports Additions athletic shoe stores and 4 larger-format Sports & Co. superstores in 23 states. Over the past two years, we have increased the number of stores from 549 stores to 688 stores, an increase in store base of approximately 25%. Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located primarily in strip centers which are usually anchored by a Wal-Mart store and in enclosed malls.

Although competitors in some markets may carry similar product lines and national brands as our stores, we believe that our stores are typically the primary sporting goods retailers in their markets due to the extensive selection of quality branded merchandise and high level of customer service. Hibbett’s merchandise assortment emphasizes team sports complemented by localized apparel and accessories designed to appeal to a wide range of customers within each individual market.

Available Information

The Company maintains an Internet website at the following address: www.hibbett.com.

We make available free of charge on or through our website under the heading “Investor Information,” certain reports that we file with or furnish to the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, at no charge, by writing to:  Investor Relations, Hibbett Sports, Inc., 451 Industrial Lane, Birmingham, Alabama 35211.

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

Our Business Strategy

We target markets with county populations that range from 30,000 to 100,000. By targeting these smaller markets, we believe that we achieve important strategic advantages, including many expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets. In addition, we establish greater customer and vendor recognition as the leading sporting goods retailer in these local communities.

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

Our Store Concepts

Hibbett Sports

Our primary retail format is Hibbett Sports, a 5,000 square foot store located primarily in strip centers which are usually anchored by a Wal-Mart store and in enclosed malls. In considering locations for our Hibbett Sports stores, we take into account the size, demographics and competitive conditions of each market. Of these stores, 461 Hibbett Sports stores are located in strip centers with the remaining 205 stores located in enclosed malls, the majority of which are the only enclosed malls in the county.

Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. We strive to respond quickly to major sporting events of local interest. Such events in Fiscal 2008 included the LSU Tiger’s victory in the Bowl Championship Series (BCS) national championship game as well as the successful seasons of the Dallas Cowboys and Jacksonville Jaguars and the enthusiasm surrounding Nick Saban’s return to collegiate coaching at the University of Alabama.

Sports Additions

Our 18 Sports Additions stores are small, mall-based stores, averaging 2,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel. Sports Additions stores offer a broader assortment of athletic footwear, with a greater emphasis on fashion than the athletic footwear assortment offered by our Hibbett Sports stores. All but 4 Sports Additions stores are currently located in malls in which Hibbett Sports stores are also present.

Sports & Co.

We opened 4 Sports & Co. superstores between March 1995 and September 1996. Sports & Co. superstores average 25,000 square feet and offer a broader assortment of athletic footwear, apparel and equipment than our Hibbett Sports stores. Athletic equipment and apparel represent a higher percentage of the overall merchandise mix at Sports & Co. superstores than they do at Hibbett Sports stores. Sports & Co. superstores are designed to project the same in-store atmosphere as our Hibbett Sports stores but on a larger scale.  We have no plans to open any superstores in the future.

Team Sales

Hibbett Team Sales, Inc. (Team Sales), a wholly-owned subsidiary of the Company, is a leading supplier of customized athletic apparel, equipment and footwear to school, athletic and youth programs primarily in Alabama. Team Sales sells its merchandise directly to educational institutions and youth associations. The operations of Team Sales are independent of the operations of our retail stores. Team Sales does not meet the quantitative or qualitative reporting requirements of the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

Our Expansion Strategy

In Fiscal 1994, we began to accelerate our rate of new store openings to take advantage of the growth opportunities in our target markets. We have currently identified over 350 potential markets for future Hibbett Sports stores generally within the states in which we operate. Our clustered expansion program, which calls for opening new stores within a two-hour driving distance of an existing Hibbett location, allows us to take advantage of efficiencies in distribution, marketing and regional management. We believe our current distribution center can support over 1,000 stores.

In Fiscal 2009, we plan to open approximately 85 new stores and close 10 stores while we will also remodel and expand approximately 10 stores we feel have significant sales potential.  While we are opening more stores year over year, the percentage increase will decline slightly from last year’s rate of 12%.

In evaluating potential markets, we consider population, economic conditions, local competitive dynamics, availability of suitable real estate and proximity to existing Hibbett Stores. Our continued growth largely depends upon our ability to open new stores in a timely manner, to operate them profitably and to manage them effectively. Additionally, successful expansion is subject to various contingencies, many of which are beyond our control. See “Risk Factors.”

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

Previously, we discussed plans to open a second distribution center in or around Dallas, Texas in Fiscal 2008.  However, we have secured additional warehousing space in Birmingham for new store accumulation and have made an additional investment in our current distribution center that we believe will support our anticipated growth over the next few years primarily in the states we currently operate.  Because of the additional warehousing space and investment in our current distribution center coupled with improved technology and vendor assistance with cross-docking, we believe we can service over 1,000 stores with our current infrastructure in Birmingham.

We receive substantially all of our merchandise at our distribution center. For key products, we maintain backstock at the distribution center that is allocated and distributed to stores through an automatic replenishment program based on items that are sold. Merchandise is typically delivered to stores weekly via Company-operated vehicles.

Our Merchandising Strategy

Our merchandising strategy is to provide a broad assortment of quality brand name footwear, athletic equipment, and apparel at competitive prices in a full service environment. Historically, as well as for Fiscal 2008, our most popular consumer item is athletic footwear, followed by performance and fashion apparel and team sports equipment, ranked according to sales.

We believe that the breadth and depth of our brand name merchandise selection generally exceeds the merchandise selection carried by local independent competitors. Many of these branded products are highly technical and require considerable sales assistance. We coordinate with our vendors to educate the sales staff at the store level on new products and trends.

Although the core merchandise assortment tends to be similar for each Hibbett Sports store, important local or regional differences frequently exist. Accordingly, our stores regularly offer products that reflect preferences for particular sporting activities in each community and local interests in college and professional sports teams. Our knowledge of these interests, combined with access to leading vendors, enables our stores to react quickly to emerging trends or special events, such as college or professional championships.

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

Our success depends in part on our ability to anticipate and respond to changing merchandise trends and consumer demand on a store level in a timely manner. See “Risk Factors.”

Our Vendor Relationships

The sporting goods retail business is very brand name driven. Accordingly, we maintain relationships with a number of well known sporting goods vendors to satisfy customer demand. We believe that our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets. As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors. As our vendors expand their product lines and grow in popularity, we expand sales and promotions of these products within our stores. In addition, as we continue to increase our store base and enter new markets, our vendors increase their brand presence within these regions. We also emphasize and work with our vendors to establish favorable pricing and to receive cooperative marketing funds. We believe that we maintain good working relationships with our vendors.  For the fiscal year ended February 2, 2008, Nike, our largest vendor, represented approximately 48.5% of our total purchases while our next largest vendor represented approximately 9.3% of our total purchases.  For the fiscal year ended February 3, 2007, Nike, our largest vendor, represented approximately 47.3% of our total purchases while our next largest vendor represented approximately 9.4% of our total purchases.

The loss of key vendor support could be detrimental to our business, financial condition and results of operations. We believe that we have long-standing and strong relationships with our vendors and that we have adequate sources of brand name merchandise on competitive terms; however, we cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is high profile and in high demand may be allocated by vendors based upon the vendors’ internal criterion, which is beyond our control. See “Risk Factors.”

Our Advertising and Promotion

We target special advertising opportunities in our markets to increase the effectiveness of our advertising budget. In particular, we prefer advertising in local media as a way to further differentiate Hibbett from national chain competitors. Substantially all of our advertising and promotional spending is centrally directed. Print advertising, including direct mail catalogs and postcards to customers, serves as the foundation of our promotional program and accounted for the majority of our total advertising costs in Fiscal 2008. Other advertising means, such as television commercials, outdoor billboards, Hibbett trucks, our MVP loyalty program and the Hibbett website, are used to reinforce Hibbett’s name recognition and brand awareness in the community.

Our Competition

The business in which we are engaged is highly competitive. Many of the items we offer in our stores are also sold by local sporting goods stores, athletic footwear and other specialty athletic stores, traditional shoe stores and national and regional sporting goods stores. The marketplace for sporting goods remains highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies. In recent years, there has been significant consolidation of large format retailers in large metropolitan markets. However, we believe the competitive environment for sporting goods remains different in smaller markets where retail demand may not support larger format stores. In such markets as those targeted by Hibbett, national chains compete by focusing on a specialty category like athletic footwear.

Our stores compete with national chains that focus on athletic footwear, local sporting goods stores, department and discount stores, traditional shoe stores and mass merchandisers. On a limited basis, we are also seeing competition from national sporting goods chains in some of our mid-sized markets.  Although we face competition from a variety of competitors, including on-line competitors, we believe that our stores are able to compete effectively by being distinguished as sporting goods stores emphasizing team sports and fitness merchandise complemented by a selection of localized apparel and accessories. Our competitors may carry similar product lines and national brands, but we believe the principal competitive factors for all of our stores are service, breadth of merchandise offered, availability of brand names and availability of local merchandise. We believe we compete favorably with respect to these factors in the smaller markets predominantly in the Sunbelt, Mid-Atlantic and the lower Midwest. However, we cannot guarantee that we will be able to continue to compete successfully against existing or future competitors. Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets, could be detrimental to our business, financial condition and results of operations. See “Risk Factors.”

Our Trademarks

Our Company, by and through subsidiaries, is the owner or licensee of trademarks that are very important to our business. For the most part, trademarks are valid as long as they are in use and/or their registrations are properly maintained. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use.

Following is a list of active trademarks registered and owned by the Company:

•	Hibbett Sports, Registration No. 2717584
•	Sports Additions, Registration No. 1767761
•	Hibbett, Registration No. 78923441

Our Employees

As of February 2, 2008, we employed approximately 1,900 full-time and approximately 3,500 part-time employees, none of whom are represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. We cannot guarantee that our employees will not, in the future, elect to be represented by a union. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

Employee Development. We develop our training programs in a continuing effort to service the needs of our customers and employees. These programs are designed to increase employee knowledge and include video training in all stores for the latest in technical detail of new products and new operational and service techniques. Because we primarily promote or relocate current employees to serve as managers for new stores, training and assessment of our employees is essential to our sustained growth.

We have implemented programs in our stores and corporate offices to ensure that we hire and promote the most qualified employees in a non-discriminatory way. One of the most significant programs we have is Hibbett University or “Hibbett U” which is an intensive, four day training session held at our corporate offices and designed specifically for store management.

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

We have grown rapidly primarily through opening new stores, growing from 67 stores at the beginning of fiscal year 1997 to 688 stores at February 2, 2008. We plan to increase our store base by opening 85 new Hibbett Sports stores while closing 10 stores in Fiscal 2009. Our continued growth depends, in large part, upon our ability to open new stores in a timely manner and to operate them profitably. Additionally, successful expansion is subject to various contingencies, many of which are beyond our control. In order to open and operate new stores successfully, we must:

•	identify and secure suitable store sites on a timely basis;
•	negotiate acceptable lease terms, including desired tenant improvement allowances;
•	complete any necessary construction or refurbishment of these sites as well as furnish and equip the new stores timely;
•	hire, train and retain competent store personnel;
•	identify and source sufficient inventories to meet the needs of the new stores and the preferences of the consumers in that market; and
•	successfully integrate new stores into our existing operations.

In addition, our expansion strategy may be subject to rising real estate and construction costs that could inhibit our ability to sustain our rate of growth.  We may also face new competitive, distribution and merchandising challenges different from those we currently face.  We cannot give any assurances that we will be able to continue our expansion plans successfully; that we will be able to achieve results similar to those achieved with prior locations; or that we will be able to continue to manage our growth effectively. Our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations. In addition, our operating margins may be impacted in periods in which incremental expenses are incurred as a result of new store openings.

Our stores are concentrated within the Sunbelt, Mid-Atlantic and lower Midwest portions of the United States, which could subject us to regional risks.

Because our stores are located primarily in a concentrated area of the United States, we are subject to regional risks, such as the regional economy, weather conditions and natural disasters such as floods, droughts, tornadoes and hurricanes, increasing costs of electricity, oil and natural gas as well as government regulations specific in the states and localities within which we operate.  We sell a significant amount of team sports merchandise which can be adversely affected by significant weather events that postpone the start of or shorten sports seasons or that limit participation of fans and sports enthusiasts.

A downturn in the economy could affect consumer purchases of discretionary items, which could reduce our sales.

In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors, including:

•	interest rates and inflation;
•	the impact of an economic recession;
•	the impact of natural disasters;
•	the availability of consumer credit;
•	consumer debt levels and reduced levels of consumer disposable income;
•	changes in tax rates and tax policies;
•	unemployment trends; and
•	consumer confidence in future economic conditions.

Increasing volatility in financial markets could cause a greater frequency or higher magnitude of change in many of the factors listed.  Our customers’ purchases of discretionary items, including products that we sell, could decline during periods when disposable income is lower or periods of actual or perceived unfavorable economic conditions.  If this occurs, our revenues and profitability could decline. In addition, our sales could be adversely affected by a downturn in the economic conditions in the markets in which we operate.

We may be subject to periodic litigation, including the Fair Labor Standards Act lawsuits, which may adversely affect the Company’s business and financial performance.

From time to time, we are involved in lawsuits, including class action lawsuits brought against us for alleged violations of the Fair Labor Standards Act.  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings.  We may incur losses relating to these claims and, in addition, these proceedings could cause us to incur costs and may require us to devote resources to defend against these claims which could adversely affect our results of operations.  For a description of current legal proceedings, see Part I, Item 3, Legal Proceedings.

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

Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase brand name merchandise at competitive prices. In addition, many of our vendors provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising.  The loss of key vendor support or decline or discontinuation of vendor incentives could have a material adverse effect on our business, financial condition and results of operations. We cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future. In this regard, certain merchandise that is in high demand may be allocated by vendors based upon the vendors’ internal criterion which is beyond our control.

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

We may experience a disruption or increase in the cost of imported vendor products at any time for reasons that may not be in our control. If imported merchandise becomes more expensive or unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our customers. Products from alternative sources may also be more expensive than those our vendors currently import. Risks associated with reliance on imported goods include:

•	disruptions in the flow of imported goods because of factors such as:
•	raw material shortages, work stoppages, strikes and political unrest;
•	problems with oceanic shipping;
•	economic crises and international disputes; and

•	increases in the cost of purchasing or shipping foreign merchandise resulting from:
•	foreign government regulations;
•	changes in currency exchange rates and local economic conditions; and
•	trade restrictions, including import duties, import quotas or loss of “most favored nation” status with the United States.

In addition, to the extent that any foreign manufacturer from whom our vendors are associated may directly or indirectly utilize labor practices that are not commonly accepted in the United States, we could be affected by any resulting negative publicity. Our sales and profitability could decline if vendors are unable to promptly replace sources providing equally appealing products at a similar cost.

Problems with our information system software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.

The efficient operation of our business is dependent on the successful integration and operation of our information systems. In particular, we rely on our information systems to manage effectively our sales, distribution, merchandise planning and replenishment, to process financial information and sales transactions and to optimize our overall inventory levels. Most of our information systems are centrally located at our headquarters, with offsite backup at other locations.  Our systems, if not functioning properly, could disrupt our ability to track, record and analyze sales and inventory movement and could cause disruptions of operations, including, among other things, our ability to process and ship inventory, process financial information including credit card transactions, process payrolls or vendor payments or engage in other similar normal business activities.  Any material disruption, malfunction or other similar problems in or with our information systems could negatively impact our financial results and materially adversely affect our business operations.

Pressure from our competitors may force us to reduce our prices or increase our spending, which would lower our revenue and profitability.

The business in which we are engaged is highly competitive. The marketplace for sporting goods remains highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies. We compete with national chains that focus on athletic footwear, local sporting goods stores, department and discount stores, traditional shoe stores and mass merchandisers and, on a limited basis, national sporting goods stores. Many of our competitors have greater financial resources than we do. In addition, many of our competitors employ price discounting policies that, if intensified, may make it difficult for us to reach our sales goals without reducing our prices. As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate. We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets could be detrimental to our business, financial condition and results of operations.

Our operating results are subject to seasonal and quarterly fluctuations, which could cause the market price of our common stock to decline.

We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales, operating income and net income. Our net sales, operating income and net income are typically higher in the spring, back-to-school and Christmas holiday seasons. An economic downturn during these periods could adversely affect us to a greater extent than if a downturn occurred at other times of the year.

Our highest sales and operating income historically occur during the fourth fiscal quarter, due mostly to the holiday selling season.  Any decrease in our fourth quarter sales, whether because of a slow holiday selling season, unseasonable weather conditions, slowing economic conditions, or otherwise, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

Our quarterly operating results, including comparable store sales, will fluctuate and may not be a meaningful indicator of future performance and such fluctuations could adversely affect the market price of our common stock.

Our net sales and quarterly results of operations have fluctuated in the past and vary from quarter to quarter.  A number of factors, many outside our control, can cause variations in our quarterly results, including:

•	changes in product demand that we offer in our stores;
•	retirement or demise of sports superstars key to certain product promotion;
•	strikes or lockouts involving professional sports teams;
•	costs related to the closures of existing stores;
•	changes in our merchandise assortment;
•	population trends and changes in the business environment.

Changes in our comparable store sales results could affect the price of our common stock.  Factors which have historically affected, and will continue to affect our comparable store sales results, include:

•	shifts in consumer tastes and fashion trends;
•	calendar shifts of holiday or seasonal periods;
•	the timing of new store openings and the relative proportion of new stores to mature stores;
•	the level of pre-operating expenses associated with new stores;
•	the amount and timing of net sales contributed by new stores;
•	changes in the other tenants in the shopping centers in which we are located;
•	pricing, promotion or other actions taken by our competitors or the addition of new competitors within our markets;
•	the timing and type of promotional events; and
•	unseasonable weather conditions or natural disasters.

We cannot assure you that comparable store sales will trend at the rates achieved in prior periods or that rates will not decline.  Comparable store sales vary from quarter to quarter, and an unanticipated decline in revenues or comparable store sales may cause the price of our common stock to fluctuate significantly.

The market price of our common stock is likely to be highly volatile as the stock market in general is and has been highly volatile.  Factors that could cause fluctuation in our common stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by security analysts;
•	our inability to meet or exceed securities analysts’ estimates or expectations;
•	market reaction to conditions or trends within our industry or to changes in the market valuations of other retail companies;
•	additions or departures of key personnel;
•	market rumors or announcements by us or by our competitors of significant acquisitions, divestitures or joint ventures, strategic partnerships or other strategic initiatives;
•	announcements by us of large capital commitments; and
•	sales of our common stock by key personnel or large institutional holders.

Many of these factors are beyond our control and may cause the market price of our common stock to decline, regardless of our operating performance.

We would be materially and adversely affected if our single distribution center were shut down.

We currently operate a single centralized distribution center in Birmingham, Alabama. We receive and ship substantially all of our merchandise at our distribution center. Any natural disaster or other serious disruption to this facility due to fire, tornado or any other cause would damage a portion of our inventory and could impair our ability to adequately stock our stores and process returns of products to vendors and could adversely affect our sales and profitability. In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the center.

We depend on key personnel.

We have benefited from the leadership and performance of our senior management, especially Michael J. Newsome, our Chairman and Chief Executive Officer.  If we lose the services of any of our principal executive officers, including Mr. Newsome we may not be able to run our business effectively and operating results could suffer.  In particular, Mr. Newsome has been instrumental in directing our business strategy within our target markets in the Sunbelt, Mid-Atlantic and the lower Midwest and maintaining long-term relationships with our key vendors. Our overall success and the success of our expansion strategy will depend on our ability to retain our current management, including Mr. Newsome, and our ability to attract and retain qualified personnel in the future. As we continue to grow, we will continue to hire, appoint or otherwise change senior managers and other key executives. We do not maintain key man life insurance on any of our executive officers. The loss of services of Mr. Newsome for any reason could have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of certain other principal executive officers could affect our ability to run our business effectively and our ability to successfully expand our operations.

On March 9, 2005, we entered into a Retention Agreement (the Agreement) with Mr. Newsome. The purpose of the Agreement is to secure the continued employment of Mr. Newsome as an advisor to us following his future retirement from the duties of Chief Executive Officer of our Company. Such retirement is not currently planned.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease all of our existing 688 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to ten years with options on our part to extend. Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated. We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases, recruiting and training qualified management personnel and the availability of market relevant inventory.

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area. For the most part, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. Based primarily on our belief that we maintain good relations with our landlords, that most of our leases are at approximate market rents and that generally we have been able to secure leases for suitable locations, we believe our lease strategy will not be detrimental to our business, financial condition or results of operations.

Our corporate offices and our retail distribution center are leased under an operating lease. We own the Team Sales’ facility located in Birmingham, Alabama that warehouses inventory for educational institutions and youth associations. We believe our current distribution center is suitable and adequate to support our immediate needs in the next few years.

Store Locations

As of February 2, 2008, we currently operate 688 stores in 23 contiguous states. Of these stores, 224 are located in malls and 464 are located in strip-shopping centers which are typically anchored by a Wal-Mart store. The following shows the number of locations by state as of March 28, 2008:

Alabama	79	Kansas	15	Ohio	14
Arizona	5	Kentucky	33	Oklahoma	27
Arkansas	34	Louisiana	33	South Carolina	31
Florida	32	Missouri	21	Tennessee	50
Georgia	84	Mississippi	52	Texas	67
Iowa	5	Nebraska	4	Virginia	16
Illinois	16	New Mexico	7	West Virginia	4
Indiana	18	North Carolina	44	TOTAL	691

Item 3.              Legal Proceedings.

In October 2005, three former employees filed a lawsuit in Mississippi federal court alleging they are owed back wages for overtime because they were improperly classified as exempt salaried employees.  They also alleged other wage and hour violations.  The suit asked the court to certify the case as a collective action under the Fair Labor Standards Act on behalf of all similarly situated employees.  We dispute the allegations of wrongdoing in this complaint and have vigorously defended ourselves in this matter.  However, the parties have negotiated a settlement and the court has now ruled to certify the collective action in accordance with the negotiated settlement.  At February 2, 2008, we began making initial distributions and estimated that the remaining liability related to this matter is $755,000.  Accordingly, we accrued $755,000 as a current liability on our condensed consolidated balance sheet.  At February 3, 2007, we had accrued $750,000 as a current liability on our condensed consolidated balance sheet relating to this matter.  Subsequent to the end of Fiscal 2008, we completed our obligation under the negotiated settlement related to this case.

We are also party to other legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse affect on our results of operations for the period in which they are resolved.

The estimate of our liability for pending and unasserted potential claims does not include litigation costs.  It is our policy to accrue legal fees when it is probable that we will have to defend against known claims or allegations and we can reasonably estimate the amount of the anticipated expense.  Although we have accrued legal fees associated with litigation currently pending against us, we have not made any accruals for potential liability for settlements or judgments because the potential liability is neither probable nor estimable.

From time to time, we enter into certain types of agreements that require us to indemnify parties against third party claims under certain circumstances.  Generally, these agreements relate to: (a) agreements with vendors and suppliers under which we may provide customary indemnification to our vendors and suppliers in respect to actions they take at our request or otherwise on our behalf; (b) agreements to indemnify vendors against trademark and copyright infringement claims concerning merchandise manufactured specifically for or on behalf of the Company; (c) real estate leases, under which we may agree to indemnify the lessors from claims arising from our use of the property; and (d) agreements with our directors, officers and employees, under which we may agree to indemnify such persons for liabilities arising out of their relationship with us.  We have director and officer liability insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by us with respect to our directors and officers up to specified limits and subject to certain deductibles.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of Fiscal 2008.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ) under the symbol HIBB. The following table sets forth, for the periods indicated, the high and low sales prices of shares of our Common Stock as reported by NASDAQ.

	High	Low
Fiscal 2008:
First Quarter ended May 5, 2007	$32.97	$27.26
Second Quarter ended August 4, 2007	$30.62	$23.70
Third Quarter ended November 3, 2007	$28.74	$21.09
Fourth Quarter ended February 2, 2008	$23.65	$12.30

Fiscal 2007:
First Quarter ended April 29, 2006	$34.54	$28.20
Second Quarter ended July 29, 2006	$31.19	$18.95
Third Quarter ended October 28, 2006	$28.16	$18.90
Fourth Quarter ended February 3, 2007	$33.95	$27.00

On March 28, 2008, the last reported sale price for our common stock as quoted by NASDAQ was $15.06 per share.  As of March 28, 2008, we had 23 stockholders of record.

The Stock Price Performance Graph below compares the percentage change in our cumulative total stockholder return on its common stock against a cumulative total return of the NASDAQ Composite Index and the NASDAQ Retail Trade Index.  The graph below outlines returns for the period beginning on January 31, 2003 to January 31, 2008.  We have not paid any dividends.  Total stockholder return for prior periods is not necessarily an indication of future performance.

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

The following table presents our share repurchase activity for the thirteen weeks and quarter ending February 2, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs
As of November 3, 2007	5,276,713	$23.45	5,276,713	$126,239,000

November 4, 2007 to December 1, 2007	302,600	21.44	302,600	119,752,000
December 2, 2007 to January 5, 2008	432,400	20.45	432,400	110,908,000
January 6, 2008 to February 2, 2008	711,400	15.34	711,400	99,996,000
Quarter ended February 2, 2008	1,446,400	18.14	1,446,400	99,996,000

TOTAL since inception	6,723,113	$22.31	6,723,113	$99,996,000

(1)
In August 2004, the Board of Directors authorized a plan to repurchase our common stock. The Board of Directors has subsequently authorized increases to this plan with a current authorization effective November 2007 of $250.0 million.  The current authorization expires on January 30, 2010.  Considering stock repurchases through February 2, 2008, we have approximately $100.0 million of the total authorization remaining for future stock repurchases.

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

	(Dollars in thousands, except share and per share amounts and Selected Operating Data)
	Fiscal Year Ended
	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006	2005	2004
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

Income Statement Data:
Net sales	$520,720	$512,094	$440,269	$377,534	$320,964
Cost of goods sold, including distribution center and store occupancy costs	351,876	338,963	293,368	255,250	216,938
Gross profit	168,844	173,131	146,901	122,284	104,026

Store operating, selling and administrative expenses	108,463	100,461	85,060	72,923	63,514
Depreciation and amortization	12,154	10,932	10,119	9,939	9,686
Operating income	48,227	61,738	51,722	39,422	30,826

Interest income	582	906	1,170	517	165
Interest expense	151	30	24	42	59
Interest income, net	431	876	1,146	475	106
Income before provision for income taxes	48,658	62,614	52,868	39,897	30,932

Provision for income taxes	18,329	24,541	19,244	14,750	11,290
Net income	$30,329	$38,073	$33,624	$25,147	$19,642

Earnings per common shares:
Basic	$0.98	$1.19	$1.00	$0.72	$0.57
Diluted	$0.96	$1.17	$0.98	$0.70	$0.55

Weighted average shares outstanding:
Basic	31,049,058	32,094,127	33,605,568	34,855,682	34,521,674
Diluted	31,525,050	32,619,839	34,393,026	35,690,363	35,397,089

Balance Sheet Data:
Working capital	$89,383	$106,428	$98,623	$106,012	$96,042
Total assets	216,734	212,853	195,829	202,105	173,759
Long-term debt	-	-	-	-	-
Stockholders' investment	119,055	136,641	124,773	130,039	120,440

Selected Operating Data:
Number of stores open at end of period:
Hibbett Sports	666	593	527	461	408
Sports & Co.	4	4	4	4	4
Sports Additions	18	16	18	17	16
Total	688	613	549	482	428

Note:  No dividends have been declared or paid.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the Sunbelt, Mid-Atlantic and the lower Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of February 2, 2008 we operated a total of 688 retail stores composed of 666 Hibbett Sports stores, 18 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 23 states.

Our primary retail format and growth vehicle is Hibbett Sports, a 5,000-square-foot store located primarily in strip centers which are usually anchored by a Wal-Mart store and in enclosed malls. Over the last several years, we have concentrated and expect to continue our store base growth in strip centers versus enclosed malls.  We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of quality branded merchandise and a high level of customer service. We do not expect that the average size of our stores opening in Fiscal 2009 will vary significantly from the average size of stores opened in Fiscal 2008.

We historically have comparable store sales in the low to mid-single digit range.  We plan to increase total company-wide square footage by approximately 11% in Fiscal 2009, which is slightly below our increases over the last several years of between 12% and 15%. We believe total sales percentage growth will be mid to high single digits in Fiscal 2009.  Over the past several years, we have increased our product margin due to improved vendor discounts, fewer retail reductions, increased efficiencies in logistics and favorable leveraging of store occupancy costs. We expect a slight improvement in product margin rate in Fiscal 2009 attributable primarily to improved vendor discounts.

Due to our increased sales, we have historically leveraged our store operating, selling and administrative expenses. Based on projected sales, we expect operating, selling and administrative rates to increase somewhat in Fiscal 2009 primarily due to lower than normal historical sales growth and increases in statutory minimum wage. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base and to provide capital expenditures for both distribution center and technology upgrade projects.

Hibbett maintains a merchandise management system that allows us to identify and monitor trends.  However, this system does not produce U.S. generally accepted accounting principle (GAAP) financial information by product category.  Therefore, it is impracticable to provide GAAP net sales by product category.

Our audited consolidated financial statements presented in this Form 10-K differ from our earnings release reported on March 13, 2008 due to a refinement of our estimate of the lower of cost or market reserve.  The revised estimate resulted in a decrease of $0.8 million in ending inventory and pre-tax income from previously reported numbers.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statement of operations for fiscal year ended February 2, 2008 includes 52 weeks of operations.  The consolidated statements of operations for fiscal year ended February 3, 2007 includes 53 weeks of operations and the consolidated statements of operations for fiscal year ended January 28, 2006 includes 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations expressed for the periods indicated.

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Costs of goods sold, including distribution and store occupancy costs	67.6	66.2	66.6
Gross profit	32.4	33.8	33.4

Store operating, selling and administrative expenses	20.8	19.6	19.3
Depreciation and amortization	2.3	2.1	2.3
Operating income	9.3	12.1	11.8

Interest income	0.1	0.2	0.3
Interest expense	-	-	-
Interest income, net	0.1	0.2	0.3
Income before provision for income taxes	9.3	12.2	12.0

Provision for income taxes	3.5	4.8	4.4
Net income	5.8%	7.4%	7.6%

Note:  Columns may not foot due to rounding.

Fiscal 2008 Compared to Fiscal 2007

Net sales. Net sales increased $8.6 million, or 1.7%, to $520.7 million for the 52 weeks ended February 2, 2008, from $512.1 million for the 53 weeks ended February 3, 2007. We attribute this slight increase to the following factors:

•
We opened 82 Hibbett Sports and 2 Sports Additions stores while closing 9 Hibbett Sports stores for net stores opened of 75 stores in the 52 weeks ended February 2, 2008. New stores and stores not in the comparable store net sales calculation accounted for $22.6 million of the increase in net sales.

•
We experienced a 3.1% decrease in comparable store net sales for the 52 weeks ended February 2, 2008 compared to the 52 weeks ended January 27, 2007 primarily as the result of a decrease in store traffic resulting from a difficult economic environment in our industry.

•	Net sales increased 4.1% for the 52 weeks ended February 2, 2008 compared to the 52 weeks ended January 27, 2007.
•	Net sales from the 53rd week of Fiscal 2007 accounted for approximately $11.8 million or approximately 2.4%.

We believe the decrease in comparable store sales is attributable to overall economic pressures on our consumers resulting from the housing slump, rising fuel prices and anxiety over the economy in general.  Additionally, our results were impacted by a weakening in our urban markets as we believe those fashion dollars historically used for high-priced athletic shoes and fashion items shifted to high-priced electronics.  We experienced the following trends in Fiscal 2008:

•	We experienced an overall decline in footwear and equipment sales.
•	Pro-licensed apparel continued its slow down, especially in NBA licensed product.
•	We saw a negative shift in our urban fashion apparel and footwear.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  During the 52 weeks ended February 2, 2008, 524 stores were included in the comparable store sales comparison.  Our four Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we plan to open additional superstores in the future.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $168.8 million, or 32.4% of net sales, in the 52 weeks ended February 2, 2008, compared with $173.1 million, or 33.8% of net sales, in the 53 week period of the prior fiscal year.  We attribute this decrease in gross profit to a slight decrease in product margins and the deleveraging of store occupancy costs and distribution expenses.  Store occupancy experienced its largest increases in rent expense and utilities expenses as a percent to sales.  Distribution expenses were impacted primarily in data processing costs resulting from contract labor costs to support information technology upgrades and projects.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $108.5 million, or 20.8% of net sales, for the 52 weeks ended February 2, 2008, compared with $100.5 million, or 19.6% of net sales, for the 53 weeks ended February 3, 2007. Expenses contributing to this increase included:

•
Salary and benefit costs in our stores increased by 81 basis points while decreasing 29 basis points at the administrative level.  Store costs were impacted by the lower than expected sales growth and larger than normal fourth quarter store openings, while administrative salaries decreased as a result of lost bonuses.

•	Net advertising expenses increased 18 basis points due to the increased advertising efforts for new and low performing stores.
•
Stock-based compensation accounted for 15 basis points.  The expense associated with the movement of certain grant dates into the first quarter as compared to a year ago was somewhat offset by a higher than normal forfeiture of awards resulting from employee turnover and loss of performance-based awards.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.3% in the 52 weeks ended February 2, 2008, and 2.1% in the 53 weeks ended February 3, 2007.  The weighted-average lease term of new store leases added in Fiscal 2008 compared to those added in Fiscal 2007 decreased in lease terms at 6.71 years compared to 7.62 years, respectively.  We attribute the increase in depreciation expense as a percent to sales to the shorter lease terms as well as the information systems placed in service as of February 4, 2007.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 3.5% in the 52 weeks ended February 2, 2008, compared to 4.8% for the 53 weeks ended February 3, 2007.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.7% for Fiscal 2008 and 39.2% for Fiscal 2007.  The decrease in rate over last year is primarily the result of the favorable resolution of certain state tax issues, lower than historical stock option exercise behavior, and higher than historical equity forfeitures offset somewhat by the permanent differences related to incentive stock options.

Fiscal 2007 Compared to Fiscal 2006

Net sales. Net sales increased $71.8 million, or 16.3%, to $512.1 million for the 53 weeks ended February 3, 2007, from $440.3 million for the 52 weeks ended January 28, 2006. We attribute this increase to the following factors:

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

Our Consolidated Statements of Cash Flows are summarized as follows (in thousands):

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Net cash provided by operating activities:	$48,022	$36,462	$38,061
Net cash used in investing activities:	(16,549)	(2,997)	(28,532)
Net cash used in financing activities:	(51,098)	(29,042)	(41,927)
Net (decrease) increase in cash and cash equivalents	$(19,625)	$4,423	$(32,398)

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

Net cash provided by operating activities was $48.0 million for the 52 weeks ended February 2, 2008 compared with net cash provided by operating activities of $36.5 million and $38.1 million in the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, respectively.

Inventory levels have continued to increase year over year as the number of stores have increased.  The increase in inventory used cash of $16.0 million, $16.4 million and $5.9 million during Fiscal 2008, 2007, and 2006, respectively, while the accounts payable increase provided cash of $22.1 million during Fiscal 2008 as we managed cash while protecting vendor discounts.  During Fiscal 2007 and Fiscal 2006, the accounts payable decrease used cash of $3.9 million and $4.3 million, respectively.  Net income provided cash of $30.3 million, $38.1 million and $33.6 million during Fiscal 2008, 2007 and 2006, respectively.  Also offsetting uses of cash were non-cash charges, including depreciation and amortization expense of $12.2 million, $10.9 million and $10.1 million during Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively, and stock-based compensation expense of $3.7 million and $2.8 million during Fiscal 2008 and Fiscal 2007, respectively.  A shift in the timing of certain equity awards contributed to the increase in stock-based compensation in Fiscal 2008 over Fiscal 2007.

Investing Activities.

Cash used in investing activities in the fiscal periods ended February 2, 2008, February 3, 2007 and January 28, 2006 totaled $16.5 million, $3.0 million and $28.5 million, respectively.  Net purchases of short-term investments were $0.2 million during Fiscal 2008 compared to net redemptions of short-term investments of $13.2 million during Fiscal 2007 and net purchases of short-term investments of $13.2 million during Fiscal 2006.  Gross capital expenditures used $16.4 million, $16.3 million and $15.3 million during Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.  In Fiscal 2008, short-term investments were redeemed for cash used in our stock repurchase program.

We use cash in investing activities to build new stores and remodel or relocate existing stores.  Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened 84 new stores and relocated and/or remodeled 13 existing stores during the 52 weeks ended February 2, 2008.  We opened 74 new stores and relocated and/or remodeled 7 existing stores during the 53 weeks ended February 3, 2007.  We opened 74 new stores and relocated and/or remodeled 9 existing stores during the 52 weeks ended January 28, 2006.

We estimate the cash outlay for capital expenditures in the fiscal year ended January 31, 2009 will be approximately $24.0 million, which relates to the opening of approximately 85 new stores, remodeling of selected existing stores, information system upgrades and various improvements at our headquarters and distribution center.  Of the total budgeted dollars for capital expenditures for Fiscal 2009, we anticipate that approximately 70% will be related to the opening of new stores and remodeling and or relocating existing stores.  Approximately 21% will be related to information systems with the remaining 9% related primarily to office expansion and security equipment for our stores.

As of February 2, 2008, we had an approximate $0.1 million outlay remaining on enhancements to our JDA system relating to inventory planning and replenishment.  We anticipate that these upgrades will be implemented in the first half of Fiscal 2009 and believe these enhancements will help us develop better efficiencies in the allocation and planning of inventory and better enable us to analyze and generally improve sales across all markets and merchandise by allowing us to better analyze inventory at the store level.

Financing Activities.

Net cash used in financing activities was $51.1 million in the 52 weeks ended February 2, 2008 compared to $29.0 million in the 53 weeks ended February 3, 2007 and $41.9 million in the 52 weeks ended January 28, 2006, respectively.  The cash fluctuation as compared to prior fiscal years was primarily the result of the repurchase of our common stock.  We expended $52.7 million, $33.0 million and $45.3 million on repurchases of our common stock during Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At February 2, 2008, we had a revolving credit facility that allows borrowings up to $30.0 million and which renews in August 2008.  Under the provisions of this facility, we can draw down funds when our main operating account falls below $100,000.  The facility does not require a commitment or agency fee and there are no covenant restrictions associated with the facility.  We plan to renew this facility as it expires and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.

Subsequent to fiscal year ended February 2, 2008, we entered into an additional revolving credit facility that allows borrowings up to $50.0 million to facilitate our stock repurchase program.  The facility is unsecured and expires on December 31, 2008.  There are no covenant restrictions on this facility.

At February 3, 2007, we had a revolving credit facility that allowed borrowings up to $15.0 million and renewed annually in November.  Under the provisions of this facility, we could draw down funds when our main operating account fell below $100,000.  The facility did not require a commitment or agency fee and there were no covenant restrictions associated with the facility.

At January 28, 2006, we had two unsecured credit facilities that allowed borrowings up to $15.0 million and $10.0 million and which renewed annually in November. Under the provisions of these facilities, we could draw down funds when our main operating account fell below $100,000. Neither facility required a commitment or agency fee nor were there any covenant requirements.

As of February 2, 2008, February 3, 2007 and January 28, 2006, we had no debt outstanding under any of these facilities. Based on our current operating and store opening plans and plans for the repurchase of our common stock, we believe we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sports, Inc. at February 2, 2008:

	Payments due under contractual obligations (in thousands)
	Long-term Debt Obligations (1)	Capital Lease Obligations (2)	Operating Lease Obligations (3)	Total
Fiscal 2009	$-	$-	$40,332	$40,332
Fiscal 2010	-	-	35,676	35,676
Fiscal 2011	-	-	28,735	28,735
Fiscal 2012	-	-	22,635	22,635
Fiscal 2013	-	-	17,519	17,519
Thereafter	-	-	32,280	32,280
	$-	$-	$177,177	$177,177

(1)	See “Debt” – Consolidated Financial Statement Note 5 in Item 8.
(2)	As of Fiscal 2008, we do not have any capital lease obligations.
(3)	See “Lease Commitments” – Consolidated Financial Statements Note 9 in Item 8.

Approximately $2.3 million of unrecognized tax benefits have been recorded as liabilities in accordance with FIN No. 48 and we are uncertain as to if or when such amounts may be settled.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of February 2, 2008. All purchase obligations are cancelable and therefore are not included in the table above.

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Inflation and Other Economic Factors

Our ability to provide quality merchandise on a profitable basis may be subject to economic factors and influences that we cannot control. National or international events, including the war on terrorism and unrest in the Middle East, could lead to disruptions in economies in the United States or in foreign countries where a significant portion of our merchandise is manufactured. These and other factors could increase our merchandise costs and other costs that are critical to our operations. Consumer spending could also decline because of economic pressures.

Merchandise Costs. Based on current economic conditions, we expect that any increase in merchandise costs per unit will be offset by improved vendor discounts and increased retail prices in Fiscal 2009.

Freight Costs. We continued to experience rising fuel costs during Fiscal 2008 that increased our freight costs and we expect that fuel costs may continue to rise in Fiscal 2009. We do not expect increases in freight costs to have a material effect on our results of operations as we continue to leverage the costs associated with inbound freight against the cost of outbound freight.

Minimum Wage. Recent increases in the mandated minimum wage have impacted our payroll costs. Congress has approved federal minimum wage increases by approximately 41% over a three year period with the first increase of approximately 14% taking place during Fiscal 2008.  By July 2009, the federal minimum wage will increase an additional 24.0%.  All of the states we operate in have either passed legislation to raise the minimum wage or their minimum wage is increasing in conjunction with the federal minimum wage.  Some of the states have automatic provision for future increase based on the Consumer Price Index or on inflation.

Insurance Costs.  In Fiscal 2008, we continued to experience a decrease in general business insurance that began in Fiscal 2007, when we changed to a partially self-insured program for our workers’ compensation and general liability. During both fiscal periods, we have experienced an increase in our average monthly health insurance claims.  In Fiscal 2006, we experienced an increase in general business insurance costs due to raised limits on Directors and Officers insurance and expanded coverage on our distribution center. During the same period, health insurance declined due to a reduction in claims.  In Fiscal 2009, we expect that general business insurance costs will stabilize while health insurance costs will increase slightly.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115.”  This statement permits companies to elect to measure certain assets and liabilities at fair value.  At each reporting date subsequent to adoption, unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings.  SFAS No. 159 was effective as of the beginning of the first fiscal year that began after November 15, 2007, or February 3, 2008 for our Company.  The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS No. 157 does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We implemented SFAS No. 157 on February 3, 2008 and the adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements.

Our Critical Accounting Policies

Our critical accounting policies reflected in the consolidated financial statements are detailed below.

Revenue Recognition. We recognize revenue, including gift card and layaway sales, in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.”

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

It is not our policy to take unclaimed layaway deposits and unredeemed gift cards into income.  As of February 2, 2008, February 3, 2007 and January 28, 2006, there was no breakage revenue recorded in income.  The deferred revenue liability for layaway deposits and unredeemed gift cards was $2.1 million and $1.8 million at February 2, 2008 and February 3, 2007, respectively.  Any unrecognized breakage revenue is immaterial.  We escheat unredeemed gift cards.

Inventory Valuation.

Lower of Cost or Market:  Beginning in Fiscal 2008, inventory is valued using the lower of weighted-average cost or market method.  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record a reserve to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market reserve based on historical trends and specific identification.  As of February 2, 2008, the reserve was $1.5 million.  There was no amount reserved as of February 3, 2007.  Our inventory valuation reserves contain uncertainties as the calculations require management to make assumptions and to apply judgment regarding such factors as market conditions, the selling environment, historical results and current inventory trends.

Prior to Fiscal 2008, cost was assigned to store inventories using the retail inventory method. In using this method, the valuation of inventories at cost and the resulting gross margins were computed by applying a calculated cost-to-retail ratio to the retail value of inventories. The retail method is an averaging method that has been widely used in the retail industry and results in valuing inventories at lower of cost or market when markdowns are taken as a reduction of the retail value of inventories on a timely basis.

Our management believes that the application of the cost method is preferable as compared to the retail method because it increases the organizational focus on the actual margin realized on each sale.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical shrink results of our most recent physical inventories. These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger. Store counts are typically performed on a cyclical basis and the distribution center’s counts are performed mid-year and in late December or early January every year.  As of February 2, 2008 and February 3, 2007, the reserve was $0.9 million and $2.0 million, respectively.

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

Income Taxes. We estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate.  As the year progresses, we refine the estimates of the year’s taxable income as new information becomes available, including year-to-date financial results.  This continual estimation process often results in a change to our expected effective tax rate for the year.  When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate.  Significant judgment is required in determining our effective tax rate and in evaluating our tax position and changes in estimates could materially impact our results of operations and financial position.

Uncertain Tax Positions:  We account for uncertain tax positions in accordance with FIN No. 48.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of income.  See Note 8 to the Consolidated Financial Statements, “Income Taxes”, for additional detail on our uncertain tax positions.

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

Stock-Based Compensation. We use the Black-Scholes option-pricing model to estimate the fair value at the date of grant of stock options granted under our stock option plans and stock purchase rights associated with the Employee Stock Purchase Plan. Volatility is estimated as of the date of grant or purchase date based on management’s estimate of the time period that captures the relative volatility of our stock. We use the risk free interest rate on the date of grant or purchase date based on the U.S. Treasury rate with maturities approximating the expected lives of our options. The effects on net income and earnings per shares (EPS) of stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes options-pricing model are not necessarily representative of the effects of our results of operations in the future. In addition, the compensation expense utilizes an option-pricing model developed for traded options with relatively short lives. Our stock option grants have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.  All estimates and assumptions are regularly evaluated and updated when applicable.

Insurance Accruals. We use a combination of insurance and self-insurance for a number of risks including employee-related health benefits, a portion of which is paid by our employees, workers’ compensation and general liability. The estimates and accruals for these liabilities associated with these risks are regularly evaluated for adequacy based on the most current available information, including historical claims experience and expected future claims costs.

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

Although our operations are influenced by general economic conditions, we do not believe that, historically, inflation has had a material impact on our results of operations as we are generally able to pass along inflationary increases in costs to our customers.  However, in recent periods, we have experienced an impact on overall sales due to a consumer spending slowdown spawned by higher gas prices and a slump in the housing market.

Item 7A.                      Quantitative and Qualitative Disclosure About Market Risk.

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our credit facilities, which bear interest at rates that vary with LIBOR, prime or quoted cost of funds rates.  During the majority of Fiscal 2008, we had only one facility that allowed borrowings up to $15.0 million.  In August 2007, we renewed this facility and increased the allowed borrowings to $30.0 million.  During the majority of Fiscal 2007 and all of Fiscal 2006, we had two operating facilities allowing combined borrowings up to $25.0 million.  Effective November 2006, we elected to renew only one facility that allowed borrowings up to $15.0 million and renewed annually.

In February 2008, subsequent to our fiscal year end, we added another facility which allows borrowings up to $50.0 million which we intend to use for our stock repurchase program.  The new facility expires in December 2008 and is renewable at that time.  Interest rates on this facility vary with the British Bankers Association (BBA) LIBOR rate.

At the end of Fiscal 2008, Fiscal 2007 and Fiscal 2006, we had no borrowings outstanding under any credit facility. There were 106 days during the fifty-two weeks ended February 2, 2008, where we incurred borrowings against our credit facility for an average borrowing of $7.8 million. During Fiscal 2008, the maximum amount outstanding against these agreements was $18.4 million and the weighted average interest rate was 5.64%.  There were twenty-four days during the fifty-three weeks ended February 3, 2007, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $2.5 million and $5.1 million and an average interest rate of 6.12%.  At no time during the fifty-two weeks ended January 28, 2006, did we incur borrowings against our credit facility. A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

Item 8.                      Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of our Company are included in response to this item:

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007

•Consolidated Statements of Operations for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006

•Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006

•Consolidated Statements of Stockholders’ Investment for fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006

•Notes to Consolidated Financial Statements

•Report of Independent Registered Public Accounting Firm on Supplemental Schedule

•Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hibbett Sports, Inc.:

We have audited the accompanying consolidated balance sheets of Hibbett Sports, Inc. and subsidiaries (the Company) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended February 2, 2008. We also have audited the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in note 1 to the consolidated financial statements, effective February 4, 2007, the Company changed its method of accounting for inventory and adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.  As discussed in note 3 to the consolidated financial statements, effective January 29, 2006, the Company changed its method of accounting for share-based payments.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sports, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Hibbett Sports, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Birmingham, Alabama
April 1, 2008

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

ASSETS	February 2, 2008	February 3, 2007
Current Assets:
Cash and cash equivalents	$10,742	$30,367
Short-term investments	191	-
Trade receivables, net	1,899	1,585
Accounts receivable, other	3,676	3,066
Inventories	141,406	125,240
Prepaid expenses and other	5,348	5,024
Deferred income taxes, net	2,725	1,607
Total current assets	165,987	166,889

Property and Equipment:
Land and building	245	245
Equipment	40,338	32,946
Furniture and fixtures	20,991	18,846
Leasehold improvements	57,599	50,767
Construction in progress	2,564	4,417
	121,737	107,221
Less accumulated depreciation and amortization	75,232	64,648
Total property and equipment	46,505	42,573

Non-current Assets:
Deferred income taxes	3,780	3,217
Other, net	462	174
Total non-current assets	4,242	3,391
Total Assets	$216,734	$212,853

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$64,125	$42,016
Accrued income taxes	688	5,338
Accrued payroll expense	4,432	6,592
Deferred rent	4,379	4,228
Other accrued expense	2,980	2,287
Total current liabilities	76,604	60,461

Non-current Liabilities:
Deferred rent	18,012	15,715
Accrued income taxes	2,968	-
Other	95	36
Total non-current liabilities	21,075	15,751

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
36,162,201 and 36,047,732 shares issued at February 2, 2008
and February 3, 2007, respectively	362	360
Paid-in capital	87,142	81,916
Retained earnings	181,555	151,697
Treasury stock at cost; 6,723,113 and 4,306,413 shares repurchased
at February 2, 2008 and February 3, 2007, respectively	(150,004)	(97,332)
Total stockholders' investment	119,055	136,641
Total Liabilities and Stockholders' Investment	$216,734	$212,853

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Fiscal Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	$520,720	$512,094	$440,269
Cost of goods sold, including distribution
center and store occupancy costs	351,876	338,963	293,368
Gross profit	168,844	173,131	146,901

Store operating, selling and administrative
expenses	108,463	100,461	85,060
Depreciation and amortization	12,154	10,932	10,119
Operating income	48,227	61,738	51,722

Interest income	582	906	1,170
Interest expense	151	30	24
Interest income, net	431	876	1,146
Income before provision for income taxes	48,658	62,614	52,868

Provision for income taxes	18,329	24,541	19,244
Net income	$30,329	$38,073	$33,624

Basic earnings per share	$0.98	$1.19	$1.00
Diluted earnings per share	$0.96	$1.17	$0.98

Weighted average shares outstanding:
Basic	31,049,058	32,094,127	33,605,568
Diluted	31,525,050	32,619,839	34,393,026

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share information)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$30,329	$38,073	$33,624
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	12,154	10,932	10,119
Deferred income tax expense (benefit), net	673	(1,073)	(1,918)
Excess tax benefit from stock option exercises	(520)	(1,232)	-
Loss on disposal of assets, net	230	370	465
Stock-based compensation	3,677	2,837	15
Changes in operating assets and liabilities:
Trade receivables, net	(314)	(55)	(263)
Accounts receivable, other	(610)	149	375
Inventories	(16,022)	(16,378)	(5,853)
Prepaid expenses and other current assets	(326)	(3,530)	(501)
Accrued and refundable income taxes	(4,154)	6,005	823
Other non-current assets	(288)	(19)	(15)
Accounts payable	22,109	(3,913)	(4,259)
Deferred rent, non-current	2,296	1,513	3,478
Accrued expenses	(1,212)	2,783	1,971
Net cash provided by operating activities	48,022	36,462	38,061

Cash Flows From Investing Activities:
(Purchase) sale of short-term investments, net	(191)	13,227	(13,227)
Capital expenditures	(16,376)	(16,278)	(15,348)
Proceeds from sale of property and equipment	18	54	43
Net cash used in investing activities	(16,549)	(2,997)	(28,532)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(52,672)	(32,958)	(45,263)
Excess tax benefit from stock option exercises	520	1,232	-
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	1,054	2,684	3,336
Net cash used in financing activities	(51,098)	(29,042)	(41,927)

Net (Decrease) Increase in Cash and Cash Equivalents	(19,625)	4,423	(32,398)
Cash and Cash Equivalents, Beginning of Year	30,367	25,944	58,342
Cash and Cash Equivalents, End of Year	$10,742	$30,367	$25,944

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$151	$30	$24
Income taxes, net of refunds	$22,031	$19,608	$20,338

Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation	$33	$31	$15
Shares awarded to satisfy deferred board compensation	1,306	1,142	581

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(in thousands, except share information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance-January 29, 2005	35,232,998	$352	$68,798	$80,000	1,268,100	$(19,111)	$130,039

Net income				33,624			33,624

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $3,023	501,754	5	6,368				6,373

Purchase of shares under the stock repurchase program					1,859,600	(45,263)	(45,263)

Balance-January 28, 2006	35,734,752	357	75,166	113,624	3,127,700	(64,374)	124,773

Net income				38,073			38,073

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $2,539	312,980	3	5,220				5,223

Adjustment to income tax benefit from exercises of employee stock options			(1,307)				(1,307)

Purchase of shares under the stock repurchase program					1,178,713	(32,958)	(32,958)

Stock-based compensation			2,837				2,837

Balance-February 3, 2007	36,047,732	360	81,916	151,697	4,306,413	(97,332)	136,641

Net income				30,329			30,329

Cumulative effect of adopting FIN No. 48				(554)			(554)

Cumulative effect of change in accounting principle, net				83			83

Issuance of shares from the employee stock purchase plan and the exercise of stock options, net of tax benefit $275	114,469	2	1,549				1,551

Purchase of shares under the stock repurchase program					2,416,700	(52,672)	(52,672)

Stock-based compensation			3,677				3,677

Balance-February 2, 2008	36,162,201	$362	$87,142	$181,555	6,723,113	$(150,004)	$119,055

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett Sports, Inc. is an operator of sporting goods retail stores in small to mid-sized markets predominately in the Sunbelt, Mid-Atlantic and the lower Midwest. Our fiscal year ends on the Saturday closest to January 31 of each year. The consolidated statement of operations for fiscal year ended February 2, 2008, includes 52 weeks of operations. The consolidated statement of operations for fiscal year ended February 3, 2007, includes 53 weeks of operations while the consolidated statements of operations for fiscal year ended January 28, 2006 includes 52 weeks of operations. Our merchandise assortment features a core selection of brand name merchandise emphasizing individual team sports equipment, athletic and fashion apparel and footwear related accessories.  We complement this core assortment with a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

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

SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” requires a retrospective application of changes in accounting principles.  However the effect of this change in accounting principle for periods prior to Fiscal 2008 is not determinable, as the period-specific information required to value inventory using the weighted-average cost method is not available for periods prior to February 4, 2007.  This change was recognized as a net increase of $143,000 to inventory, an increase of $60,000 to deferred tax liabilities and a cumulative effect to retained earnings of $83,000.  This change in valuation method did not have a material impact on net income or diluted earnings per share.

We believe the new accounting method of weighted-average cost is preferable to the retail method of inventory valuation because it will produce more accurate inventory amounts reported in the balance sheet and, in turn, more accurate cost of sales in the income statement.  The new JDA Merchandising System, implemented in Fiscal 2008, has facilitated our ability to value our inventory on the weighted-average cost method.

Adoption of FIN No. 48

On February 4, 2007,we adopted the provisions of FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN No. 48, the financial statement effects of a tax position should initially be recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination.  A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater then 50% likelihood of being realized upon ultimate settlement with a taxing authority.

As a result of implementing FIN No. 48, we increased the liability for unrecognized tax benefits by $3.8 million, increased deferred tax assets by $3.2 million and reduced retained earnings as of February 4, 2007, by $0.6 million.  Our total liability for unrecognized tax benefits as of February 4, 2007 amounted to $5.7 million.  As of February 2, 2008, our total liability for unrecognized tax benefits amounted to $3.0 million of which $1.0 million would affect the effective tax rate if recognized.

We filed for an accounting method change with the Internal Revenue Service before the end of Fiscal 2008 which resulted in a reduction of approximately $2.9 million of our liability for prior year unrecognized tax benefits.  We expect to recognize this liability ratably over the next four years.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.  The associated amounts included in our total liability for unrecognized tax benefits were $345,000 as of February 2, 2008 and $567,000 as of February 3, 2007.

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

Reportable Segments

Given the economic characteristics of the store formats, the similar nature of products offered for sale, the type of customers, the methods of distribution and how our Company is managed, our operations constitute only one reportable segment.

Customers

No customer accounted for more than 5.0% of our sales during the years ended February 2, 2008, February 3, 2007 and January 28, 2006.

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

We also receive vendor support through a variety of other programs, including markdown reimbursements, vendor compliance and defective merchandise.  If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.  Markdown reimbursements related to merchandise that has been sold are negotiated by our merchandising teams and are credited directly to Cost of Goods Sold in the period received.  If vendor funds are received prior to merchandise being sold, they are recorded as a reduction of merchandise cost.

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

The following table presents the components of our advertising expense (in thousands):

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Gross advertising costs	$6,519	$5,194	$4,727
Advertising reimbursements	(3,609)	(3,225)	(2,935)
Net advertising costs	$2,910	$1,969	$1,792

Stock Repurchase Program

In August 2004, our Board of Directors (the Board) authorized a plan to repurchase our common stock. The Board has subsequently authorized increases to this plan with a current authorization effective November 2007 of $250.0 million.  Stock repurchases may be made in the open market or in negotiated transactions until January 30, 2010, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.

We repurchased 2,416,700, 1,178,713 and 1,859,600 shares of our common stock during years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively, at a cost of approximately $52.7 million, $33.0 million and $45.3 million, respectively. As of February 2, 2008, we had repurchased a total of 6,723,113 shares of our common stock at an approximate cost of $150.0 million. We have approximately $100.0 million available for stock repurchase as of February 2, 2008.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  Amounts due from third party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at February 2, 2008 and February 3, 2007 were $2.4 million and $2.2 million, respectively.

Short-Term Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  We determine the appropriate classification at the time of purchase. We held approximately $191,000 of investments in securities at February 2, 2008.  We did not hold any investments in securities at February 3, 2007.  Our investments in securities primarily consisted of municipal bonds classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value.  Despite the long-term nature of their stated contractual maturities, we believe there is a ready liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our securities. All income generated from these securities is recorded as interest income.  We continually evaluate our short-term investments for other than temporary impairment.

Trade and Other Accounts Receivable

Trade accounts receivable consists primarily of amounts due to us from sales to educational institutions and youth associations. We do not require collateral and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at February 2, 2008 and February 3, 2007 was $46,000 and $34,000, respectively.

Other accounts receivable consisted primarily of tenant allowances due from landlords and cooperative advertising due from vendors, all of which are deemed to be collectible.

Inventories and Valuation

Lower of Cost or Market:  Beginning in Fiscal 2008, inventories are valued using the lower of weighted-average cost or market method.  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record a reserve to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market reserve based on historical trends and specific identification.  As of February 2, 2008, the reserve was $1.5 million.  There was no amount reserved as of February 3, 2007.  A determination of net realizable value requires significant judgment and estimates.

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

Shrinkage:  We accrue for inventory shrinkage based on the actual historical shrink results of our most recent physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Store counts are typically performed on a cyclical basis and the distribution center’s counts are performed mid-year and in late December or early January every year.  As of February 2, 2008 and February 3, 2007, the reserve was $0.9 million and $2.0 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented approximately 48.5%, 47.3% and 44.9% of our purchases in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.  Our next largest vendor in Fiscal 2008 represented approximately 9.3%, 9.4% and 11.3% of our purchases in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.  Our third largest vendor in Fiscal 2008 represented approximately 6.6%, 4.8% and 3.2% of our purchases in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

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

Construction in progress is comprised primarily of property and equipment related to unopened stores and costs associated with technology upgrades at period end.  At fiscal year ended February 3, 2007, construction in progress was comprised mostly of system costs associated with the JDA Merchandising System which was implemented on February 4, 2007.

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from property and equipment and the related gain or loss is credited or charged to income.

Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” provides guidance on accounting for such costs.  SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred.  Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized.  It also provides that upgrade and maintenance costs should be expensed.  Our treatment of such costs is consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software.  For the fiscal year ended February 2, 2008, there were no costs capitalized under SOP 98-1.  For the fiscal year ended February 3, 2007, we capitalized approximately $120,000 under SOP 98-1 associated with the implementation of our new merchandising software.

Deferred Rent

Deferred rent primarily consists of step rent and allowances from landlords related to our leased properties. Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which is recorded by the Company over the term of the lease, including the build-out period. This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line expense. Landlord allowances are generally comprised of amounts received and/or promised to us by landlords and may be received in the form of cash or free rent. We record a receivable from the landlord and a deferred rent liability when the allowances are earned. This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord.

On our statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current.  The liability for the current portion of unamortized landlord allowances was $3.9 million and $3.1 million at February 2, 2008 and February 3, 2007, respectively.  The liability for the long-term portion of unamortized landlord allowances was $14.6 million and $12.6 million at February 2, 2008 and February 3, 2007, respectively.  The non-cash portion of landlord allowances received is immaterial.

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

It is not our policy to take unclaimed layaway deposits and unredeemed gift cards into income.  For the years ended February 2, 2008, February 3, 2007 and January 28, 2006, there was no breakage revenue recorded in income.  The deferred revenue liability for layaway deposits and unredeemed gift cards was $2.1 million and $1.8 million at February 2, 2008 and February 3, 2007, respectively.  Any unrecognized breakage revenue is immaterial.  We escheat unredeemed gift cards.

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

Self-Insurance Accrual

We are self-insured for a significant portion of our health insurance. Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions. To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $100,000 per covered person per year or $2.0 million per year in the aggregate.  As of February 2, 2008 and February 3, 2007, the accrual for these liabilities was $450,000 and $350,000, respectively, and was included in accrued expenses in the consolidated balance sheets.

We are also self-insured for our workers’ compensation and general liability insurance up to an established deductible with a cumulative stop loss.  As of February 2, 2008 and February 3, 2007, the accrual for these liabilities (which is not discounted) was $200,000 and was included in accrued expenses in the consolidated balance sheets.

Sales Returns, net

Net sales returns were $18.3 million for Fiscal 2008, $14.2 million for Fiscal 2007 and $12.1 million for Fiscal 2006. The accrual for the effect of estimated returns on pre-tax income was $181,000 and $124,000 as of February 2, 2008 and February 3, 2007, respectively, and was included in accrued expenses in the consolidated balance sheets.

Fair Value of Financial Instruments

We believe that the carrying amount approximates fair value for cash and cash equivalents, short-term investments, receivables and accounts payable, because of the short maturities of those instruments.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115.”  This statement permits companies to elect to measure certain assets and liabilities at fair value.  At each reporting date subsequent to adoption, unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings.  SFAS No. 159 was effective as of the beginning of the first fiscal year that began after November 15, 2007, or February 3, 2008 for our Company.  The adoption of SFAS No. 159 did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, SFAS No. 157 does not require any new fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We implemented SFAS No. 157 on February 3, 2008 and the adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements.

NOTE 3.  STOCK-BASED COMPENSATION

At February 2, 2008, we had four stock-based compensation plans:

(a)
The Amended 2005 Equity Incentive Plan (Incentive Plan) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion.  The Incentive Plan authorizes grants of equity awards of up to 1,233,159 authorized, but unissued shares of common stock which includes 483,159 shares carried forward from the original 1996 Stock Option Plan (1996 Plan), as amended, plus an additional 750,000 shares approved for issuance effective July 1, 2005.  At February 2, 2008, there were 1,011,202 shares available for grant under the Incentive Plan.

(b)
The Amended 2005 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  At February 2, 2008, there were 159,166 shares available for purchase under the ESPP.

(c)
The Amended 2005 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units, stock options or cash.  The Deferred Plan authorizes grants of stock up to 112,500 authorized, but unissued shares of common stock.  At February 2, 2008, there were 110,052 shares available for grant under the Deferred Plan.

(d)
The Amended 2006 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors.  The DEP authorizes grants of equity awards of up to 672,975 authorized, but unissued shares of common stock which includes 172,975 shares carried forward from the original Stock Plan for Outside Directors (Director Plan), plus an additional 500,000 shares approved for issuance effective June 1, 2006.  At February 2, 2008, there were 635,730 shares available for grant under the DEP.

Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payments,” using the modified prospective transition method.  Under this method, compensation cost recognized in the periods ended February 2, 2008 and February 3, 2007 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation expense for all share-based payments granted on or after January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  The fair value of each stock option was estimated on the grant date using the Black-Scholes option-pricing model with various assumptions used for new grants as described below.  Compensation expense for new stock options and nonvested equity awards is recognized on a straight-line basis over the vesting period.  In accordance with the modified prospective method, results for prior periods have not been restated.

Prior to January 29, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Under APB No. 25, no compensation cost for stock options was reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  In addition, no compensation expense was recognized for common stock purchases under the ESPP.

The following table illustrates the pro-forma effect on net income and earnings per share for the fiscal year ended January 28, 2006 as if we had applied the fair value recognition provisions of SFAS No. 123, as amended, to stock-based compensation (in thousands, except per share data):

Net income, as reported	$33,624

Add: Stock-based employee compensation expense, included in the determination of net income, net of tax	61

Deduct: Stock-based employee compensation expense, determined under the fair value based method for all awards, net of tax	(3,778)

Net income, pro-forma	$29,907

Earnings per share:
Basic - as reported	$1.00
Basic - pro-forma	$0.89

Diluted - as reported	$0.98
Diluted - pro-forma	$0.87

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of February 2, 2008 the Company had only granted awards in the form of stock options and restricted stock units (RSUs).  RSUs and options to purchase our common stock have been granted to officers, directors and key employees.  Beginning with the adoption of the Incentive Plan, a greater proportion of the awards granted to employees, including executive employees, have been RSUs as opposed to stock options when compared to grants made in prior years.  The annual grant made for Fiscal 2008 to employees consisted solely of RSUs.  We have also awarded RSUs that are performance-based to our named executive officers and expect the Compensation Committee of the Board will continue to grant more performance-based awards to key employees in the future.  The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.

The compensation cost that has been charged against income for these plans was as follows for the fiscal years ended February 2, 2008 and February 3, 2007 (in thousands):

	Fiscal Year Ended
	February 2,	February 3,
	2008	2007
Stock-based compensation expense by type:
Stock options	$2,068	$2,104
Restricted stock awards	1,479	603
Employee stock purchase	97	99
Director deferred compensation	33	31
Total stock-based compensation expense	3,677	2,837
Tax benefit recognized	894	549
Stock-based compensation expense, net of tax	$2,783	$2,288

In accordance with SAB No. 107, “Share-Based Payment,” issued in March 2005, share-based plan expense has been included in store operating, selling and administrative expense since it is incentive compensation.  Certain other deferred stock compensation plans are also reflected in store operating, selling and administrative expense.  There is no capitalized stock-based compensation cost.

The tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period.  The actual tax benefit realized for the deductions considered on our tax returns for the fiscal years ended February 2, 2008 and February 3, 2007 was from option exercises and totaled $0.6 million and $2.7 million, respectively.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of our common stock on the date of grant.  During the period between July 2005 and December 2006, stock options were granted with an exercise price equal to the closing market price of our common stock on the last trading day preceding the date of grant.  Vesting and expiration provisions vary between equity plans.  Grants awarded to employees under the 1996 Plan, as amended, vest over a five year period in equal installments beginning on the first anniversary of the grant date and expire on the tenth anniversary of the date of grant.  Grants awarded to employees under the Incentive Plan vest over a four year period in equal installments beginning on the first anniversary of the grant date and expire on the eighth anniversary of the date of grant with the exception of a grant made on August 18, 2005, whose provisions provided for the five year vesting schedule and ten year term described in the 1996 Plan.  Grants awarded to outside directors under both the DEP and Deferred Plan, vest immediately upon grant and expire on the tenth anniversary of the date of grant.

Following is the weighted average fair value of each option granted during the fiscal year ended February 2, 2008.  The fair value was estimated on the date of grant using the Black Scholes pricing model with the following weighted average assumptions for each period:

	Quarter 4	Quarter 3	Quarter 2	Quarter 1
	2/2/2008	11/3/2007	8/4/2007	5/5/2007
Grant date	12/31/2007	9/30/2007	6/30/2007	3/31/2007	3/19/2007
Weighted average fair value at date of grant	$8.43	$9.56	$9.89	$10.68	$10.56
Expected option life (years)	4.20	4.20	4.07	4.07	4.07
Expected volatility	48.01%	41.07%	36.33%	39.22%	39.22%
Risk-free interest rate	3.39%	4.11%	5.00%	4.55%	4.53%
Dividend yield	None	None	None	None	None

We calculate the expected term for our stock options based on historical employee exercise behavior.  Historically, an increase in our stock price has led to a pattern of earlier exercise by employees.  We also expected the reduction of the contractual term from 10 years to 8 years to facilitate a pattern of earlier exercise by employees and to contribute to a gradual decline in the average expected term in future periods.  For the last two years, the Compensation Committee has awarded RSUs rather than options to our employees.  With the absence of new grants, the expected term may increase slightly because it will be affected to a greater extent by director options which have a longer contractual life.

The volatility used to value stock options is based on historical volatility.  We calculate historical volatility using an average calculation methodology based on daily price intervals as measured over the expected term of the option.  We have consistently applied this methodology since our adoption of the original disclosure provisions of SFAS No. 123.

Beginning with awards granted in the second quarter of Fiscal 2008, we based the risk-free interest rate on the annual continuously compounded risk-free rate with a term equal to the option’s expected term.  Previously, we used the market yield on U.S. Treasury securities.  While the difference between the two rates is minimal and has only a slight effect on the fair value calculation, we believe using the annual continuously compounded risk-free rate is more compliant with SFAS No. 123R.  The dividend yield is assumed to be zero since we have no current plan to declare dividends.

Activity for our option plans during the fifty-two weeks ended February 2, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at February 3, 2007	1,387,388	$15.46
Granted	29,795	27.71
Exercised	(96,007)	19.80
Forfeited, cancelled or expired	(37,418)	26.58

Options outstanding at February 2, 2008	1,283,758	$15.89	5.77	$7,559

Exercisable at February 2, 2008	825,921	$13.56	5.46	$6,153

The weighted average grant fair value of options granted during the fiscal years ended February 2, 2008 and February 3, 2007 was $10.39 and $12.83, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the fiscal years was $2.1 million in each year before the recognized income tax benefit of $0.3 million in each year.

The total intrinsic value of stock options exercised during the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 was $1.9 million, $7.1 million and $8.4 million, respectively.  The intrinsic value of stock options is defined as the difference between the current market value and the grant price.  The total cash received from these stock option exercises during Fiscal 2008, 2007 and 2006 was $0.9 million, $2.3 million and $2.9 million, respectively.  Excess tax receipts from stock option exercises are included in cash flows from financing activities as required by SFAS No. 123R.  As of February 2, 2008, there was $2.8 million of unrecognized compensation cost related to nonvested stock options.  This cost is expected to be recognized over a weighted-average period of 2.0 years.

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

The following table summarizes the restricted stock awards activity under all of our plans during the fifty-two weeks ended February 2, 2008:

	Number of Awards	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at February 3, 2007	87,923	$29.66
Granted	124,425	28.30
Vested	-	-
Forfeited, cancelled or expired	(69,302)	28.01

Restricted stock awards outstanding at February 2, 2008	143,046	$29.28

The weighted average grant date fair value of our RSUs granted was $28.30 and $31.55 for the fiscal years ended February 2, 2008 and February 3, 2007.  There were 124,325 and 60,510 RSUs granted during Fiscal 2008 and Fiscal 2007, respectively. The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2008 and Fiscal 2007 was $1.5 million and $0.6 million, respectively, before the recognized income tax benefit of $0.6 million and $0.2 million, respectively.

As of February 2, 2008, no RSUs granted had vested.  The total intrinsic value of our restricted stock awards outstanding and unvested at February 2, 2008 and February 3, 2007 was $2.7 million and $2.8 million, respectively.  As of February 2, 2008, there was approximately $2.5 million of total unamortized unrecognized compensation cost related to restricted stock awards.  This cost is expected to be recognized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the fair market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employees purchased 18,462 shares of common stock at an average price of $21.25 per share during the fiscal year ended February 2, 2008.  The assumptions used in the option pricing model for the fifty-two weeks ended February 2, 2008 were:  (a) expected life of 3 months (.25 years); (b) volatility between 36.3% and 41.8%; (c) risk-free interest rate between 3.99% and 5.08%; and (d) dividend yield of 0.0%.  The weighted average grant date fair value of ESPP options granted during the fifty-two weeks ended February 2, 2008 was $5.90.

During the fiscal year ended February 3, 2007, our employees purchased 17,992 shares of common stock at an average price of $22.02 per share through the ESPP.  The assumptions used in the option pricing model for the fifty-three weeks ended February 3, 2007 were:  (a) expected life of 3 months (.25 years); (b) volatility between 40.7% and 41.0%; (c) risk-free interest rate between 3.98% and 4.93%; and (d) dividend yield of 0.0%.  The weighted average grant date fair value of ESPP options granted during the fifty-three weeks ended February 3, 2007 was $5.93.

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin (“FTB”) No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” as amended by SFAS No. 123R.  The compensation expense included in store operating, selling and administrative expenses and recognized during the fiscal years ended February 2, 2008 and February 3, 2007 was approximately $97,000 and $99,000, respectively.  Prior to the adoption of SFAS No. 123R, the ESPP was considered noncompensatory and no expense was recorded in the consolidated statement of operations.

Director Deferred Compensation

Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their board and board committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into our common stock are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, board and board committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  A total of 1,306, 1,142 and 581 stock units were deferred under this plan in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively.

The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2008 and Fiscal 2007 was approximately $33,000 and $31,000, respectively before the recognized income tax benefit of approximately $12,000 in both fiscal years.

NOTE 4.  EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Net income, in thousands	$30,329	$38,073	$33,624

Weighted average number of common shares outstanding	31,049,058	32,094,127	33,605,568
Stock options	427,822	500,478	787,458
Restricted stock	48,170	25,234	-

Weighted average number of common shares outstanding and dilutive shares	31,525,050	32,619,839	34,393,026

Basic earnings per common share	$0.98	$1.19	$1.00

Diluted earnings per common share	$0.96	$1.17	$0.98

In calculating diluted earnings per share for the fifty-two weeks ended February 2, 2008, options to purchase 455,598 shares of common stock were outstanding as of the end of the period, but were not included in the computations of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for the fifty-three weeks ended February 3, 2007, options to purchase 135,706 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for the fifty-two weeks ended January 28, 2006, options to purchase 49,000 shares of common stock were outstanding as of the end of the period, but were not included in the computations of diluted earnings per share due to their anti-dilutive effect.

NOTE 5.  DEBT

As of February 2, 2008, we had one unsecured credit facility, which is renewable annually in August. The facility allows for borrowings up to $30.0 million at a rate based on prime at our election or another mutually agreed upon fixed rate at the time of draw. As of February 2, 2008, we had no borrowings outstanding under this facility. Under the provisions of this facility, we do not pay commitment fees and are not subject to covenant requirements. We can draw down on the line of credit when our main operating account balance falls below $100,000.  At the beginning of Fiscal 2008, we had one operating facility allowing borrowings up to $15.0 million which we elected to increase to $30.0 million in August 2007.  There were 106 days during the fifty-two weeks ended February 2, 2008, where we incurred borrowings against our credit facility for an average and maximum borrowing of $7.8 million and $18.4 million, respectively, and an average interest rate of 5.64%.  At February 2, 2008, $30.0 million was available to us from this facility.

Subsequent to February 2, 2008, we added a new credit facility that allows borrowings up to $50.0 million.  The new facility was effective February 4, 2008 and will expire on December 31, 2008.  The facility is unsecured and does not require a commitment or agency fee, nor are there any covenant restrictions.

At February 3, 2007, we had one facility that allowed borrowings up to $15.0 million. There were twenty-four days during the fifty-three weeks ended February 3, 2007, where we incurred borrowings against this credit facility for an average and maximum borrowing of $2.5 million and $5.1 million, respectively, and an average interest rate of 6.12%.  At February 3, 2007, $15.0 million was available to us from this facility.

NOTE 6.  PROFIT-SHARING PLAN

We maintain a 401(k) profit-sharing plan (the Plan) which permits participants to make pre-tax contributions to the Plan. The Plan covers all employees who have completed one year of service and who are at least 21 years of age. Participants of the Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law. These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the Plan. The Company’s contribution to the Plan equals (1) an amount determined at the discretion of the Board of Directors plus (2) a matching contribution equal to a discretionary percentage of up to 6% of a participant’s compensation. For each of Fiscal 2008, Fiscal 2007 and Fiscal 2006, we matched 75% of contributions made to the Plan by the employees up to 6% of the employee’s compensation.

On November 29, 2007, our Board of Directors adopted the Hibbett Sports, Inc. Supplemental 401(k) Plan (the Supplemental Plan) effective February 1, 2008.  The primary purpose of the Supplemental Plan is to supplement the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under our existing Plan has been limited because of certain restrictions applicable to qualified plans.  The non-qualified deferred compensation Supplemental Plan will supplement the existing Plan and allow participants to defer up to 40% of their compensation and receive an employer matching contribution, subject to a maximum of 4.5% of compensation.  The matching contribution for Fiscal 2008 was $0.75 for each dollar of compensation deferred.

Contribution expense amounts under the Plans for Fiscal 2008, 2007 and 2006 were $496,000, $520,000 and $491,000, respectively.

NOTE 7.  RELATED-PARTY TRANSACTIONS

The Company leases one store under a sublease arrangement from Books-A-Million, Inc., (BAM) of which Clyde B. Anderson, a director of the Company, is an executive officer, Chairman and stockholder. This sublease agreement expires in June 2008. Minimum lease payments were $191,000 in Fiscal 2008, Fiscal 2007 and Fiscal 2006. Future minimum lease payments under this non-cancelable sublease aggregate approximately $80,000.  In March 2008, the Board appointed two new directors who are associated with BAM.  Albert C. Johnson is a Director and stockholder of BAM and Terrance G. Finley is an executive officer and stockholder of BAM.

NOTE 8.  INCOME TAXES

Our effective tax rate is based on our income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.  For interim financial reporting, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate.  Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

A summary of the components of the provision (benefit) for income taxes is as follows (in thousands):

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Federal:
Current	$18,077	$22,761	$18,800
Deferred	(1,298)	(769)	(1,518)
	16,779	21,992	17,282
State:
Current	1,577	2,853	2,362
Deferred	(27)	(304)	(400)
	1,550	2,549	1,962

	$18,329	$24,541	$19,244

A reconciliation of the statutory federal income tax rate as a percentage of income tax rate as a percentage of income before income taxes follows:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
Effect of state income taxes, net of federal benefits	2.36%	2.65%	2.41%
Other, net	0.31%	1.54%	-1.01%
	37.67%	39.19%	36.40%

Deferred income taxes on the balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred taxes assets (liabilities) are as follows (in thousands):

	February 2, 2008		February 3, 2007
	Current	Non-current	Current	Non-current
Deferred rent	$1,765	$7,257	$1,536	$6,553
Accumulated depreciation	-	(4,994)	-	(3,901)
Inventory	1,149	-	285	-
Prepaids	(717)	-	-	-
Accruals	238	650	582	59
Stock-based compensation	506	867	40	506
Other	(216)	-	(836)	-
Deferred taxes	$2,725	$3,780	$1,607	$3,217

In accordance with SFAS No. 109, we recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement.  At least quarterly, we assess the likelihood that the deferred tax assets balance will be recovered.  We take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset.  To the extent recovery is not more likely than not, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the year such determination is made.  We have determined that no such allowance is required.

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

A reconciliation of the unrecognized tax benefit under FIN No. 48 during Fiscal 2008 follows (in thousands):

Fiscal Year Ended
February 2, 2008
Unrecognized tax benefit - February 4, 2007	$5,117
Gross increases - tax positions in prior period	836
Gross decreases - tax positions in prior period	(3,259)
Gross increases - tax positions in current period	-
Settlements	(29)
Lapse of statute of limitations	(42)
Unrecognized tax benefit - February 2, 2008	$2,623

We expect a decrease in our FIN No. 48 liability of approximately $320,000 in the next 12 months due to the expiration of certain statutes of limitations.  We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.  As of February 2, 2008, we have accrued interest and penalties in the amount of $345,000.

In the course of an internal review of prior federal income tax returns, we determined that certain deductions may not meet all of the requirements for deductibility with respect to performance-based plans set forth in Section 162(m) of the Internal Revenue Code of 1986, as amended.  We recorded a balance sheet adjustment in the fourth quarter of Fiscal 2007, increasing income taxes payable and reducing additional paid-in-capital by $1.3 million for deductions taken by the Company in Fiscal 2006 and prior years.  The related income tax benefit was previously recorded as an increase in additional paid-in-capital and did not impact prior years’ results of operations.  No adjustments were required to be made to our consolidated statements of operations.  The Fiscal 2007 adjustment is reflected in the accompanying consolidated financial statements and was not material to the Company’s financial position, results of operations or cash flows for any previously reported annual or interim periods.

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

In February 1996, we entered into a sale-leaseback transaction to finance our distribution center and office facilities. In December 1999, the related operating lease was amended to include the Fiscal 2000 expansion of these facilities. The amended lease rate is $877,000 per year and can increase annually with the Consumer Price Index.  This lease will expire in December 2014.

During the fifty-two weeks ended February 2, 2008, we increased our lease commitments by a net of 75 retail stores, each having initial lease termination dates between January 2012 and May 2018 as well as various office and transportation equipment.  At February 2, 2008, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current operating leases and including the net 75 operating leases added during the fifty-two weeks ended February 2, 2008, were as follows (in thousands):

Fiscal 2009	$40,332
Fiscal 2010	35,676
Fiscal 2011	28,735
Fiscal 2012	22,635
Fiscal 2013	17,519
Thereafter	32,280
TOTAL	$177,177

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
Minimum rentals	$32,693	$30,291	$27,774
Contingent rentals	2,342	2,339	1,658
	$35,035	$32,630	$29,432

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

Legal Proceedings and other Contingencies

In October 2005, three former employees filed a lawsuit in Mississippi federal court alleging they are owed back wages for overtime because they were improperly classified as exempt salaried employees. They also allege other wage and hour violations. The suit asked the court to certify the case as a collective action under the Fair Labor Standards Act on behalf of all similarly situated employees. We dispute the allegations of wrongdoing in this complaint and have vigorously defended ourselves in this matter. However, the parties have negotiated a settlement and the court has now ruled to certify the collective action in accordance with the negotiated settlement.  At February 2, 2008, we began making initial distributions and estimated that the remaining liability related to this matter is $755,000.  Accordingly, we accrued $755,000 as a current liability on our consolidated balance sheet.  At February 3, 2007, we estimated that the liability related to this matter was within the range of $750,000 and $960,000 and accordingly, accrued $750,000 as a current liability on our consolidated balance sheet.  Subsequent to the end of Fiscal 2008, we completed our obligation under the negotiated settlement related to this case.

We are also party to other legal proceedings incidental to our business. We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition. We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved. At February 2, 2008, we have estimated that the liability related to these other matters is approximately $20,000 and accordingly, have accrued $20,000 as a current liability on our consolidated balance sheet.  As of February 3, 2007, no loss amount was accrued because a loss was not considered probable or estimable.

The estimates of our liability for pending and unasserted potential claims does not include litigation costs.  It is our policy to accrue legal fees when it is probable that we will have to defend against known claims or allegations and we can reasonably estimate the amount of the anticipated expense.  Although we have accrued legal fees associated with litigation currently pending against us, we have not made any accruals for potential liability for settlements or judgments because the potential liability is neither probable nor estimable.

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

NOTE 10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited financial data for the quarters indicated (dollar amounts in thousands, except per share amounts):

	Fiscal Year Ended February 2, 2008
	First	Second	Third	Fourth
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Net sales	$133,842	$114,404	$129,628	$142,847
Gross profit	45,053	37,476	42,474	43,841
Operating income	16,102	7,797	12,553	11,775
Net income	10,227	4,681	7,815	7,606

Basic earnings per common share	$0.32	$0.15	$0.25	$0.26
Diluted earnings per common share	$0.32	$0.15	$0.25	$0.25

	Fiscal Year Ended February 3, 2007
	First	Second	Third	Fourth
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
Net sales	$126,914	$104,363	$129,658	$151,159
Gross profit	44,140	32,692	43,066	53,233
Operating income	18,125	6,425	15,612	21,576
Net income	11,523	4,020	9,926	12,604

Basic earnings per common share	$0.35	$0.12	$0.31	$0.40
Diluted earnings per common share	$0.35	$0.12	$0.31	$0.39

In the opinion of our management, this unaudited information has been prepared on the same basis as the audited information presented elsewhere herein and includes all adjustments necessary to present fairly the information set forth herein. The operating results from any quarter are not necessarily indicative of the results to be expected for any future period.

The Fiscal 2008 unaudited consolidated statements of operations for the second quarter presented above includes a $1.2 million pretax benefit related to our accounting for inventory in-transit and shrinkage results.  The total pretax benefit of $1.2 million was corrected in the fourth quarter of Fiscal 2008.  We have reviewed this accounting error utilizing SAB No. 99, “Materiality” and SAB No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements,” and believe the impact of this error is not material to current or prior interim period consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON SUPPLEMENTAL SCHEDULE

The Board of Directors and Stockholders
Hibbett Sports, Inc.:

We have audited and reported separately herein on the financial statements of Hibbett Sports, Inc. and subsidiaries as of and for the years ended February 2, 2008 and February 3, 2007, and for each of the years in the three-year period ended February 2, 2008.

Our audits were made for the purpose of forming an opinion on the basic financial statements of Hibbett Sports, Inc. and subsidiaries taken as a whole.  The supplementary information included in Schedule II – Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ KPMG LLP
Birmingham, Alabama
April 1, 2008

HIBBETT SPORTS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs, net of recoveries	Balance at End of Period
Fiscal 2006
Allowance for doubtful accounts	$59,000	$20,000	$(34,000)	$45,000

Fiscal 2007
Allowance for doubtful accounts	$45,000	$20,000	$(31,000)	$34,000

Fiscal 2008
Allowance for doubtful accounts	$34,000	$27,000	$(15,000)	$46,000

Item 9. Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Consolidated Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a)  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 2, 2008.

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2008, based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2008.

(c)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

 PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information required is incorporated by reference from the sections entitled “Directors and Executive Officers”, “The Board of Directors”, “Code of Ethics”, “Annual Compensation of Executive Officers” and “Related Person Transactions” in the Proxy Statement for the Annual Meeting of Stockholders to be held June 2, 2008 (the “Proxy Statement”), which is to be filed with the Securities and Exchange Commission.

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

       The information required is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners”, “Compensation of Non-Employee Directors”, “Annual Compensation of Executive Officers” and “Directors and Executive Officers” in the Proxy Statement.

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

The following Financial Statements and Supplementary Data of the Registrant and Independent Registered Public Accounting Firm’s Report on such Financial Statements are incorporated by reference from the Company’s 2008 Annual Report to Stockholders, in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	29
	Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007	30
	Consolidated Statements of Operations for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006	31
	Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006	32
	Consolidated Statements of Stockholders’ Investment for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006	33
	Notes to Consolidated Financial Statements	34

2.	Financial Statement Schedules.

	The index to the Consolidated Financial Statement Schedule follows:

	Report of Independent Registered Public Accounting Firm on Supplemental Schedule	49
	Schedule II – Valuation and Qualifying Accounts	50

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

Number	Description

	Certificates of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.)
3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.)

	Material Contracts
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

10.3
Credit Agreement between the Company and Regions Bank, dated as of August 29, 2007; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 29, 2007.

10.4
Adoption by Board of Directors of Hibbett Sports, Inc. of the Supplemental 401(k) Plan to allow highly compensated employees participation in salary deferral; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 30, 2007.

10.5
Hiring and compensation arrangements for Nissan Joseph as President and Chief Operating Officer of Hibbett Sports, Inc.; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 2, 2008.

10.6
Adoption by the Compensation Committee of the Board of Directors of Hibbett Sports, Inc. of a Change in Control Severance Agreement for specified executives of the Company; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 24, 2008.

	Annual Report to Security Holders
13.1	Fiscal 2008 Annual Report to Stockholders.

	Subsidiaries of the Registrant
21
List of Company’s Subsidiaries:
1) Hibbett Sporting Goods, Inc.
2) Hibbett Team Sales, Inc.
3) Sports Wholesale, Inc.
4) Hibbett Capital Management, Inc.
5) Sports Holding, Inc.
6) Gift Card Services, LLC

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

HIBBETT SPORTS, INC.

Date: April 2, 2008	By:	/s/ Gary A. Smith
Gary A. Smith Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Newsome	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 2, 2008
Michael J. Newsome

/s/ Gary A. Smith	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 2, 2008
Gary A. Smith

/s/ Clyde B. Anderson	Director	April 2, 2008
Clyde B. Anderson

/s/ Terrance G. Finley	Director	April 2, 2008
Terrance G. Finley

/s/ Albert C. Johnson	Director	April 2, 2008
Albert C. Johnson

/s/ Carl Kirkland	Director	April 2, 2008
Carl Kirkland

/s/ Ralph T. Parks	Director	April 2, 2008
Ralph T. Parks

/s/ Thomas A. Saunders, III	Director	April 2, 2008
Thomas A. Saunders, III

/s/ Alton E. Yother	Director	April 2, 2008
Alton E. Yother