Form 10-Q
period 2008-05-03
HIBBETT SPORTS INC
filed 2008-06-11
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                                                      May 3, 2008

or

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:  __________________________ to __________________________

COMMISSION FILE NUMBER:                                                      000-20969

HIBBETT SPORTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-8159608 (I.R.S. Employer Identification No.)

451 Industrial Lane, Birmingham, Alabama  35211
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of June 6, 2008, were 28,450,648 shares.

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

•	our expectations concerning future stock-based award types;
•	our expectations concerning employee option exercise behavior;
•	the possible effect of inflation, market decline and other economic changes on our costs and profitability;
•	our analyses of trends as related to earnings performance;
•	our target market presence and its expected impact on our sales growth;
•	our expectations concerning vendor level purchases and related discounts;
•	our estimates and assumptions related to income tax liabilities and uncertain tax positions; and
•	the possible effect of recent accounting pronouncements.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors,”  “Business” and “Properties” in our Form 10-K dated April 2, 2008.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	May 3, 2008	February 2, 2008
Current Assets:
Cash and cash equivalents	$6,548	$10,742
Short-term investments	227	191
Trade receivables, net	1,686	1,899
Accounts receivable, other	4,056	3,676
Inventories	151,253	141,406
Prepaid expenses and other	5,564	5,348
Deferred income taxes, net	2,663	2,725
Total current assets	171,997	165,987

Property and Equipment:
Land and building	245	245
Equipment	40,934	40,338
Furniture and fixtures	21,313	20,991
Leasehold improvements	59,196	57,599
Construction in progress	2,497	2,564
	124,185	121,737
Less accumulated depreciation and amortization	78,134	75,232
Total property and equipment	46,051	46,505

Non-current Assets:
Deferred income taxes	4,121	3,780
Other, net	416	462
Total non-current assets	4,537	4,242
Total Assets	$222,585	$216,734

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$63,415	$64,125
Accrued income taxes	5,147	688
Accrued payroll expenses	2,758	4,432
Deferred rent	4,392	4,379
Short-term debt	10,699	-
Other accrued expenses	2,459	2,980
Total current liabilities	88,870	76,604

Non-current Liabilities:
Deferred rent	17,825	18,012
Deferred income taxes	3,097	2,968
Other, net	164	95
Total non-current liabilities	21,086	21,075

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
36,201,987 and 36,162,201 shares issued at May 3, 2008
and February 2, 2008, respectively	362	362
Paid-in capital	88,284	87,142
Retained earnings	190,927	181,555
Treasury stock at cost; 7,761,813 and 6,723,113 shares repurchased
at May 3, 2008 and February 2, 2008, respectively	(166,944)	(150,004)
Total stockholders' investment	112,629	119,055
Total Liabilities and Stockholders' Investment	$222,585	$216,734
See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

Net sales	$145,825	$133,842
Cost of goods sold, including distribution
center and store occupancy costs	98,013	88,789
Gross profit	47,812	45,053

Store operating, selling and administrative
expenses	29,099	26,031
Depreciation and amortization	3,279	2,920
Operating income	15,434	16,102

Interest income	8	394
Interest expense	130	1
Interest (expense) income, net	(122)	393
Income before provision for income taxes	15,312	16,495

Provision for income taxes	5,940	6,268
Net income	$9,372	$10,227

Basic earnings per share	$0.33	$0.32
Diluted earnings per share	$0.32	$0.32

Weighted average shares outstanding:
Basic	28,706,737	31,671,284
Diluted	29,080,625	32,219,329

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands, except share information)

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Cash Flows From Operating Activities:
Net income	$9,372	$10,227
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,279	2,920
Deferred income tax (benefit) expense, net	(150)	1,159
Excess tax benefit from stock option exercises	(15)	(455)
Loss on disposal of assets, net	18	15
Stock-based compensation	1,161	1,754
Changes in operating assets and liabilities:
Trade receivables, net	214	551
Accounts receivable, other	(380)	137
Inventories	(9,847)	(7,987)
Prepaid expenses and other current assets	(217)	(65)
Accrued income taxes	4,303	15
Other assets, non-current	45	(3)
Accounts payable	(709)	(5,437)
Deferred rent, non-current	(187)	(177)
Accrued expenses and other	(2,114)	(2,795)
Net cash provided by (used in) operating activities	4,773	(141)

Cash Flows From Investing Activities:
Purchase of short-term investments, net	(35)	(292)
Capital expenditures	(2,875)	(2,466)
Proceeds from sale of property and equipment	32	-
Net cash used in investing activities	(2,878)	(2,758)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(16,940)	(9,901)
Proceeds from borrowings on revolving credit facility, net	10,699	-
Excess tax benefit from stock option exercises	15	455
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	137	682
Net cash used in financing activities	(6,089)	(8,764)

Net Decrease in Cash and Cash Equivalents	(4,194)	(11,663)
Cash and Cash Equivalents, Beginning of Period	10,742	30,367
Cash and Cash Equivalents, End of Period	$6,548	$18,704

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$127	$-
Income taxes, net of refunds	$1,787	$5,094

Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation	$10	$9
Shares awarded to satisfy deferred board compensation	664	306

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Investment
(in thousands, except share information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment

Balance-February 3, 2007	36,047,732	$360	$81,916	$151,697	4,306,413	$(97,332)	$136,641

Net income				30,329			30,329

Cumulative effect of adopting FIN No. 48				(554)			(554)

Cumulative effect of change in accounting principle, net				83			83

Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $275	114,469	2	1,549				1,551

Purchase of shares under the stock repurchase program					2,416,700	(52,672)	(52,672)

Stock-based compensation			3,677				3,677

Balance-February 2, 2008	36,162,201	362	87,142	181,555	6,723,113	(150,004)	119,055

Net income				9,372			9,372

Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $15	39,786		151				151

Tax shortfall on release of restricted stock			(170)				(170)

Purchase of shares under the stock repurchase program					1,038,700	(16,940)	(16,940)

Stock-based compensation			1,161				1,161

Balance-May 3, 2008	36,201,987	$362	$88,284	$190,927	7,761,813	$(166,944)	$112,629

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2008.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of May 3, 2008 and February 2, 2008 and the results of our operations and cash flows for the periods presented.

Seasonality and Inflation

We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales and operating income. Our net sales and operating income are typically higher in the fourth quarter due to sales increases during the holiday selling season. However, the seasonal fluctuations are mitigated by the strong product demand in the spring and back-to-school sales periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, merchandise mix and demand for apparel and accessories driven by local interest in sporting events.

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

Use of Estimates in the Preparation of Condensed Consolidated Financial Statements

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect:

(a)	the reported amounts of certain assets and liabilities,
(b)	the disclosure of certain contingent assets and liabilities at the date of the condensed consolidated financial statements, and
(c)	the reported amounts of certain revenues and expenses during the reporting period.

Actual results could differ from those estimates.

Vendor Arrangements

We enter into arrangements with some of our vendors that entitle us to a partial refund of the cost of merchandise purchased during the year or reimbursement of certain costs we incur to advertise or otherwise promote their product. The volume based rebates, supported by vendor agreements, are estimated throughout the year and reduce the cost of inventory and cost of goods sold during the year. This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity.

We also receive consideration from vendors through a variety of other programs, including markdown reimbursements, vendor compliance charges and defective merchandise credits.  If the payment is a reimbursement for costs incurred, it is offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.  Markdown reimbursements related to merchandise that has been sold are negotiated by our merchandising teams and are credited directly to Cost of Goods Sold in the period received.  If vendor funds are received prior to merchandise being sold, they are recorded as a reduction of merchandise cost.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  Amounts due from third party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at May 3, 2008 and February 2, 2008 were $2.2 million and $2.4 million, respectively.

Short-Term Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  We determine the appropriate classification at the time of purchase. We held approximately $227,000 and $191,000 of investments in securities at May 3, 2008 and February 2, 2008, respectively.  Our investments in securities primarily consisted of municipal bonds classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value.  Despite the long-term nature of their stated contractual maturities, we believe there is a ready liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our securities. All income generated from these securities is recorded as interest income.  We continually evaluate our short-term investments for other than temporary impairment.

Trade and Other Accounts Receivable

Trade accounts receivable consists primarily of amounts due to us from sales to educational institutions and youth associations. We do not require collateral and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at May 3, 2008 and February 2, 2008 was $51,000 and $46,000, respectively.

Other accounts receivable consists primarily of tenant allowances due from landlords and cooperative advertising due from vendors, all of which are deemed to be collectible.

Inventory Valuation

Lower of Cost or Market:  Inventories are valued using the lower of weighted-average cost or market method.  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record a reserve to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market reserve based on historical trends and specific identification.  As of May 3, 2008 and February 2, 2008, the reserve was $1.7 million and $1.5 million, respectively.  A determination of net realizable value requires significant judgment and estimates.

Shrinkage:  We accrue for inventory shrinkage based on the actual historical results of our most recent physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Store counts are typically performed on a cyclical basis and the distribution center’s counts have historically been performed mid-year and in late December or early January every year.  Beginning in Fiscal 2009, the distribution center’s counts will be performed quarterly.  As of May 3, 2008 and February 2, 2008, the reserve was $1.8 million and $0.9 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented approximately 50.4% and 46.9% of our purchases for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.  Our second largest vendor represented approximately 6.8% and 4.9% of our purchases while our third largest vendor represented approximately 6.7% and 7.1% of our purchases for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.

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

Construction in progress is comprised primarily of property and equipment related to unopened stores and costs associated with technology upgrades at period end.  At May 3, 2008, construction in progress was comprised mostly of system costs associated with technology projects and a reconfiguration project in our distribution center.

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from property and equipment and the related gain or loss is credited or charged to income.

Self-Insurance Accrual

We are self-insured for a significant portion of our health insurance. Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions. To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $100,000 per covered person per year or $2.0 million per year in the aggregate.  As of May 3, 2008 and February 2, 2008, the accrual for these liabilities was $450,000 and was included in accrued expenses in the condensed consolidated balance sheets.

We are also self-insured for our workers’ compensation and general liability insurance up to an established deductible with a cumulative stop loss.  As of May 3, 2008 and February 2, 2008, the accrual for these liabilities (which is not discounted) was $200,000 and was included in accrued expenses in the condensed consolidated balance sheets.

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

On our condensed consolidated statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current.  The liability for the current portion of unamortized landlord allowances was $4.0 million and $3.9 million at May 3, 2008 and February 2, 2008, respectively.  The liability for the long-term portion of unamortized landlord allowances was $14.4 million and $14.6 million at May 3, 2008 and February 2, 2008, respectively.  The non-cash portion of landlord allowances received is immaterial.

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

It is not our policy to take unclaimed layaway deposits and unredeemed gift cards into income.  As of May 3, 2008 and May 5, 2007, there was no breakage revenue recorded in income.  The deferred revenue liability for layaway deposits and unredeemed gift cards was $1.9 million and $2.1 million at May 3, 2008 and February 2, 2008, respectively.  Any unrecognized breakage revenue is immaterial.  We escheat unredeemed gift cards to the extent required by law.

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

The following table presents the components of our advertising expense (in thousands):

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Gross advertising costs	$1,843	$1,629
Advertising reimbursements	(1,263)	(1,226)
Net advertising costs	$580	$403

Fair Value of Financial Instruments

Effective February 3, 2008, we adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.  The three levels of inputs used to measure fair value are as follows:

•	Level I – Quoted prices in active markets for identical assets or liabilities.
•
Level II – Observable inputs other than quoted prices included in Level I, such as quoted prices for markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•
Level III – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of May 3, 2008 (in thousands).

	Level I	Level II	Level III	Total
Short-term investments	$227	$-	$-	$227

FSP FAS 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (see Note 2 below).

2.           Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources for generally accepted accounting principles (GAAP) in the U.S. and lists the categories in descending order.  An entity should follow the highest category of GAAP applicable for each of its accounting transactions.  The adoption of SFAS No. 162 is not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of the remaining provisions of SFAS No. 161 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value outlined in SFAS No. 157.  For us, SFAS No. 141(R) is effective for acquisitions beginning on and after February 1, 2010.  We do not expect the adoption of SFAS No. 141(R) to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115.”  This statement permits companies to elect to measure certain assets and liabilities at fair value.  At each reporting date subsequent to adoption, unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings.  On February 3, 2008, we adopted SFAS No. 159 and elected not to use fair value measurement on any assets or liabilities under this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined.  SFAS No. 157 may require companies to provide additional disclosures based on that hierarchy.  This statement was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position No. 157-2 “Effective Date of FASB Statement No. 157,” which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to certain nonfinancial assets and liabilities.  We adopted SFAS No. 157 as of February 3, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay.  The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.  We do not expect the adoption of the remaining provisions of SFAS No. 157 to have a material impact on our consolidated financial statements.

3.           Debt

We have two unsecured revolving credit facilities, which are renewable in August and December.  The facilities allow for borrowings up to $30.0 million and $50.0 million, respectively, at a rate based on prime at our election, LIBOR and BBA LIBOR. Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  As of May 3, 2008, we had $10.7 million of debt outstanding under these facilities all of which is short-term in nature.  At February 2, 2008, we only had one credit facility that allowed borrowings up to $30.0 million and which renewed in August.  As of February 2, 2008, we had no debt outstanding under this facility.

4.           Stock-Based Compensation Plans

At May 3, 2008, we had four stock-based compensation plans:

(a)
The 2005 Equity Incentive Plan (Incentive Plan) provides that the Board of Directors (Board) may grant equity awards to certain employees of the Company at its discretion.  The Incentive Plan was adopted effective July 1, 2005 and authorizes grants of equity awards of up to 1,233,159 authorized but unissued shares of common stock.  At May 3, 2008, there were 780,947 shares available for grant under the Incentive Plan.

(b)
The 2005 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  The ESPP was adopted effective July 1, 2005.  At May 3, 2008, there were 152,790 shares available for purchase under the ESPP.

(c)
The 2005 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options.  The Deferred Plan was adopted effective July 1, 2005 and authorizes grants of stock up to 112,500 authorized but unissued shares of common stock.  At May 3, 2008, there were 109,388 shares available for grant under the Deferred Plan.

(d)
The 2006 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors.  The DEP was adopted effective June 1, 2006 and authorizes grants of equity awards of up to 672,975 authorized but unissued shares of common stock.  At May 3, 2008, there were 588,522 shares available for grant under the DEP.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of May 3, 2008, the Company had only granted awards in the form of stock options and restricted stock units (RSUs).  RSUs and options to purchase our common stock have been granted to officers, directors and key employees.  Beginning with the adoption of the Incentive Plan, a greater proportion of the awards granted to employees, including executive employees, have been RSUs as opposed to stock options when compared to grants made in prior years.  The annual grant made for Fiscal 2009 and Fiscal 2008 to employees consisted solely of RSUs.  We also have awarded RSUs that are performance-based to our named executive officers and expect the Board will continue to grant performance-based awards to key employees in the future.  The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Upon exercise, stock-based compensation awards are settled with authorized but unissued Company stock.

The compensation costs that have been charged against income for these plans were as follows for the thirteen weeks ended May 3, 2008 and May 5, 2007 (in thousands):

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Stock-based compensation expense by type:
Stock options	$752	$861
Restricted stock awards	377	854
Employee stock purchase	22	30
Director deferred compensation	10	9
Total stock-based compensation expense	1,161	1,754
Tax benefit recognized	316	505
Stock-based compensation expense, net of tax	$845	$1,249

In accordance with SAB No. 107, “Share-Based Payment,” share-based compensation expense has been included in store operating, selling and administrative expense since it is incentive compensation.  Certain other deferred stock compensation plans are also reflected in store operating, selling and administrative expense.  There is no capitalized stock-based compensation cost.

The tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period.  The actual tax benefit realized for the deductions considered on our tax returns through May 3, 2008 and May 5, 2007 was from option exercises and totaled $16,000 and $0.5 million, respectively.

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

Following is the weighted average fair value of each option granted during the thirteen weeks ended May 3, 2008.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for each period:

	Thirteen Weeks Ended May 3, 2008
Grant date	3/14/08	3/18/08	3/31/08
Weighted average fair value at date of grant	$5.92	$6.36	$6.67
Expected option life (years)	4.20	4.20	4.20
Expected volatility	50.61%	50.89%	51.68%
Risk-free interest rate	2.12%	2.19%	2.27%
Dividend yield	None	None	None

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

Activity for our option plans during the thirteen weeks ended May 3, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at February 2, 2008	1,283,758	$15.89		$7,559
Granted	47,208	14.56
Exercised	(8,510)	6.24
Forfeited, cancelled or expired	(862)	21.70

Options outstanding at May 3, 2008	1,321,594	$15.90	5.68	$6,755

Exercisable at May 3, 2008	1,034,311	$13.78	5.46	$6,580

The weighted average grant fair value of options granted during the thirteen weeks ended May  3, 2008 and May 5, 2007 was $6.19 and $10.57, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the thirteen weeks ended May 3, 2008 and May 5, 2007 was $0.8 million and $0.9 million, respectively, before the recognized income tax benefit of $0.2 million in both periods.

The total intrinsic value of stock options exercised during the thirteen weeks ended May 3, 2008 and May 5, 2007 was $0.1 million and $1.5 million, respectively.  The intrinsic value of stock options is defined as the difference between the current market value and the grant price.  The total cash received from these stock option exercises during the thirteen weeks ended May 3, 2008 and May 5, 2007 was $0.1 million and $0.6 million, respectively.  Excess tax benefit from stock option exercises are included in cash flows from financing activities as required by SFAS No. 123R.  As of  May 3, 2008, there was $2.3 million of unrecognized compensation cost related to nonvested stock options.  This cost is expected to be recognized over a weighted-average period of 1.79 years.

Restricted Stock Awards

Restricted stock awards are granted with a fair value equal to the closing market price of our common stock on the date of grant with the exception of those granted between August 2005 and December 2006 which were granted with a fair value equal to the closing market price of our common stock on the last trading day preceding the date of grant.  Compensation expense is recorded straight-line over the vesting period.  Restricted stock awards cliff vest in four to five years from the date of grant for those awards that are not performance-based.  Performance-based restricted stock awards cliff vest in one to five years from the date of grant after achievement of stated performance criterion and upon meeting service conditions.

The following table summarizes the restricted stock awards activity under all of our plans during the thirteen weeks ended May 3, 2008:

	Number of Awards	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at February 2, 2008	143,046	$29.28
Granted	230,255	15.11
Vested	(24,900)	32.37
Forfeited, cancelled or expired	(659)	19.61

Restricted stock awards outstanding at May 3, 2008	347,742	$19.68

The weighted-average grant date fair value of our RSUs granted was $15.11 and $28.30 for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the comparable thirteen week periods was $0.4 million and $0.9 million, respectively, before the recognized income tax benefit of $0.1 million and $0.3 million, respectively.

There was one restricted stock award of 24,900 units that vested during the period with an intrinsic value of $0.4 million.  The total intrinsic value of our restricted stock awards outstanding and unvested at May 3, 2008 and May 5, 2007 was $6.3 million and $6.1 million, respectively.  As of May 3, 2008, there was approximately $4.5 million of total unrecognized compensation cost related to restricted stock awards.  This cost is expected to be recognized over a weighted-average period of 3.22 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the fair market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employees purchased 6,376 shares of common stock at $13.12 per share through the ESPP during the thirteen weeks ended May 3, 2008.  The assumptions used in the option pricing model for the thirteen weeks ended May 3, 2008 were: (a) expected life of 3 months (.25 years); (b) volatility of 48.0%; (c) risk-free interest rate of 3.06%; and (d) dividend yield of 0.0%.  The weighted-average grant date fair value of ESPP options granted during the thirteen weeks ended May 3, 2008 was $4.51.

During the thirteen weeks ended May 5, 2007, our employees purchased 4,996 shares of common stock at $24.30 per share through the ESPP.  The assumptions used in the option pricing model for the thirteen weeks ended May 5, 2007 were: (a) expected life of 3 months (.25 years); (b) volatility of 41.8%; (c) risk-free interest rate of 4.97%; and (d) dividend yield of 0.0%.  The weighted-average grant date fair value of ESPP options granted during the thirteen weeks ended May 5, 2007 was $6.56.

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin (FTB) No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” as amended by SFAS No. 123R.  The compensation expense included in store operating, selling and administrative expenses and recognized during the thirteen weeks ended May 3, 2008 and May 5, 2007 was approximately $22,000 and $30,000, respectively.

Director Deferred Compensation

Under the Deferred Plan, outside non-employee directors can elect to defer all or a portion of their Board and Board committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into our common stock are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, Board and Board committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  A total of 664 and 306 stock units were deferred under this plan during the first quarter of Fiscal 2009 and Fiscal 2008, respectively.

The compensation expense included in store operating, selling and administrative expenses and recognized during each of the thirteen weeks ended May 3, 2008 and May 5, 2007 was approximately $10,000 and $9,000, respectively, before the recognized income tax benefit of $4,000 and $3,000, respectively.

5.           Defined Contribution Plans

We maintain a 401(k) plan for the benefit of our employees.  In addition to the Hibbett Sports, Inc. 401(k) Plan (Existing Plan), in November 2007, our Board adopted the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees of the Company who are selected to participate in the Supplemental Plan.  The non-qualified deferred compensation Supplemental Plan will allow participants to defer up to 40% of their compensation and receive an employer matching contribution equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 4.5% of compensation.  The employer matching contribution under the Existing Plan is equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 6.0% of compensation.  The employer matching contribution is determined each year and credited annually to participant accounts who are currently employed by the Company.  We expensed $90,000 and $114,000 for the Existing Plan during the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.  We expensed $32,000 for the Supplemental Plan during the thirteen weeks ended May 3, 2008.  No expense was incurred for the Supplemental Plan during the thirteen weeks ended May 5, 2007.

6.           Earnings Per Share

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

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Net income, in thousands	$9,372	$10,227

Weighted average number of common shares outstanding	28,706,737	31,671,284
Stock options	300,720	500,249
Restricted stock	73,168	47,796

Weighted average number of common shares outstanding and dilutive shares	29,080,625	32,219,329

Basic earnings per common share	$0.33	$0.32

Diluted earnings per common share	$0.32	$0.32

        In calculating diluted earnings per share for the thirteen weeks ended May 3, 2008 and May 5, 2007, options to purchase 580,750 and 299,096 shares of common stock, respectively, were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

7.           Stock Repurchase Plan

In August 2004, our Board authorized a plan to repurchase our common stock.  The Board has subsequently authorized increases to this plan with a current authorization effective November 2007 of $250.0 million.  Stock repurchases may be made in the open market or in negotiated transactions until January 30, 2010, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.

We repurchased 1,038,700 shares of our common stock during the thirteen weeks ended May 3, 2008 at a cost of $16.9 million bringing the total shares repurchased to 7,761,813 shares at a cost of $166.9 million.  After considering past stock repurchases, approximately $83.1 million of the total authorization remained for future stock repurchases at May 3, 2008.

8.           Properties

We currently lease all of our existing store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to ten years with options on our part to extend. Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated. We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases, recruiting and training qualified management personnel and the availability of market relevant inventory.

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

We currently operate 699 stores in 23 contiguous states.  Of these stores, 222 are located in malls and 477 are located in strip centers which are generally the centers of commerce and which are usually anchored by a Wal-Mart store.  Over the last several years, we have concentrated our store base growth in strip centers within the markets we target.

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

During the thirteen weeks ended May 3, 2008, we increased our lease commitments by a net of 11 retail stores and various office and transportation equipment.  The retail stores opened in the first quarter of Fiscal 2009 have initial lease termination dates between February 2013 and July 2018.  At May 3, 2008, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current operating leases and including the net 11 store operating leases added during the thirteen weeks ended May 3, 2008, were as follows (in thousands):

Remaining Fiscal 2009	$30,701
Fiscal 2010	36,352
Fiscal 2011	29,619
Fiscal 2012	23,500
Fiscal 2013	18,142
Fiscal 2014	11,633
Thereafter	21,366
TOTAL	$171,313

Incentive Bonuses

Specified officers and employees of our Company are entitled to incentive bonuses, primarily based on operating income of our Company or particular operations thereof.  At May 3, 2008 and February 2, 2008, there was $0.5 million and $0.6 million of bonus related expense included in accrued expenses.

In addition, starting in March 2006, the Compensation Committee (Committee) of the Board of Directors of our Company began placing performance criteria on awards of RSUs to our named executive officers under the Incentive Plan.  The performance criterion is primarily tied to performance targets with respect to future sales and operating income over a specified period of time.  These performance-based awards of RSUs are being expensed under the provisions of SFAS No. 123R and are evaluated each quarter to determine the probability that the performance conditions set within will be met.  We expect the Committee to continue to place performance criteria on awards of RSUs to our named executive officers.

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.  At May 3, 2008, we estimate that the liability related to these matters is approximately $15,000 and accordingly, have accrued $15,000 as a current liability on our condensed consolidated balance sheet.  As of February 2, 2008, we had accrued $775,000 as it related to our estimated liability for legal proceedings which primarily consisted of an amount accrued for a pending lawsuit which has since been settled.

The estimates of our liability for pending and unasserted potential claims do not include litigation costs.  It is our policy to accrue legal fees when it is probable that we will have to defend against known claims or allegations and we can reasonably estimate the amount of the anticipated expense.  Although we have accrued legal fees associated with litigation currently pending against us, we have not made any accruals for potential liability for settlements or judgments because the potential liability is neither probable nor estimable.

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

10.           Income Taxes

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.  For interim financial reporting, we estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate.  We refine the estimates of the taxable income throughout the year as new information becomes available, including year-to-date financial results.  This process often results in a change to our expected effective tax rate for the year.  When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate.  Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

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

On February 4, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.”  FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN No. 48, the financial statement effects of a tax position should initially be recognized when it is more-likely-than-not, based on the technical merits, that the position will be sustained upon examination.  A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.

As a result of implementing FIN No. 48, we increased the liability for unrecognized tax benefits by $3.8 million, increased deferred tax assets by $3.2 million and reduced retained earnings as of February 4, 2007 by $0.6 million.  Our total liability for unrecognized tax benefits as of February 4, 2007 amounted to $5.7 million.

Beginning with the adoption of FIN No. 48, we classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities.  As of May 3, 2008 and February 2, 2008, our total liability for unrecognized tax benefits amounted to $3.1 million and $3.0 million, respectively, of which $1.1 million and $1.0 million, if recognized, would affect our effective tax rate, respectively.  Our liability for unrecognized tax benefits is generally presented as non-current.  However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.  As of May 3, 2008 and February 2, 2008, we had accrued $0.4 million and $0.3 million, respectively, for gross interest and penalties, which is generally classified as a non-current liability.

We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to fiscal 2005 or by most state taxing jurisdictions for years prior to fiscal 2002.  We do not anticipate a material change in our FIN No. 48 liability in the next 12 months.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the Sunbelt, Mid-Atlantic and the lower Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of May 3, 2008, we operated a total of 699 retail stores composed of 677 Hibbett Sports stores, 18 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 23 states.

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

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statement of operations for fiscal years ended January 31, 2009 and February 2, 2008 will include 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

Significant Accounting Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles.  The preparation of this financial statement requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our significant accounting policies and estimates are described in Note 1 to the condensed consolidated financial statements and more fully in the Fiscal 2008 Annual Report on Form 10-K filed on April 2, 2008.  There have been no changes in our accounting policies in the current period that had a material impact on our condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 of our condensed consolidated financial statements for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth condensed consolidated statements of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007

Net sales	100.0%	100.0%
Costs of goods sold, including distribution and store occupancy costs	67.2	66.3
Gross profit	32.8	33.7

Store operating, selling and administrative expenses	20.0	19.5
Depreciation and amortization	2.3	2.2
Operating income	10.6	12.0

Interest income	-	0.4
Interest expense	0.1	0.1
Interest (expense) income, net	(0.1)	0.3
Income before provision for income taxes	10.5	12.3

Provision for income taxes	4.1	4.7
Net income	6.4%	7.6%

Note:  Columns may not foot due to rounding.

Thirteen Weeks Ended May 3, 2008 Compared to Thirteen Weeks Ended May 5, 2007

Net sales.  Net sales increased $12.0 million, or 9.0%, to $145.8 million for the thirteen weeks ended May 3, 2008 from $133.8 million for the comparable period in the prior year.  The following factors helped define this quarter:

•
We opened 14 Hibbett Sports stores and closed 3 in the thirteen weeks ended May 3, 2008.  New stores and stores not in the comparable store net sales calculation increased $11.8 million during the thirteen week period.

•	We experienced a 0.1% increase in comparable store net sales for the thirteen weeks ended May 3, 2008. Higher comparable store net sales contributed $0.2 million to the increase in net sales.

The slight increase in comparable store sales was primarily attributable to increased traffic within our stores, better product offerings to our customer and higher number of units sold per transaction.  We also believe that the close proximity of our stores, coupled with high-end merchandise selection and rising fuel costs, encouraged the customer in our smaller markets to shop closer to home.

We experienced the following performance trends in the thirteen week period ended May 3, 2008:

•
Branded activewear performed well across all genders (men’s, women’s and children’s) led by Under Armour and Nike posting mid-single- to double-digit improvements.  Urban lifestyle apparel business remained down.

•	College licensed business was up single-digits while pro licensed was down single-digits going against strong comparisons from last year’s Super Bowl featuring the Colts and Bears.
•
Footwear was up single-digits overall with youth footwear performing well despite going up against strong comps from a year ago due to Heelys.  Strong performers included Nike Shox, Air Force Ones, Jordans, Adidas Bounce, Asics Technical Running, DC Shoes and Under Armour Cross Training.  Classics and urban footwear continued their downward trend.

•	Equipment was down double-digits due to continued weakness in the fitness category and weakness in higher priced performance products in team sports.
•
Strip center locations continue to outperform enclosed mall stores and non-urban stores continue to outperform urban locations.  The price of a unit sold decreased approximately 3%, but this was offset by an increase in units sold.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  During the thirteen weeks ended May 3, 2008, 595 stores were included in the comparable store sales comparison.  Our four Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we have plans to open additional superstores in the future.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $47.8 million, or 32.8% of net sales, in the thirteen weeks ended May 3, 2008, compared with $45.1 million, or 33.7% of net sales, in the same period of the prior fiscal year.  Our decrease in gross profit percent was due primarily to increased markdowns and the deleveraging of store occupancy expenses.  Distribution expense experienced decreases in data processing and maintenance costs while fuel costs increased.  Occupancy expense saw its largest increase in rental expense as a percent to sales due to total sales volume and more opened stores this year versus last year.  Product margin decreased due to increased markdowns and a shift in product mix towards footwear which tends to have a lower overall product margin.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $29.1 million, or 20.0% of net sales, for the thirteen weeks ended May 3, 2008, compared to $26.0 million, or 19.5% of net sales, for the comparable period a year ago.  We attribute this increase to the following factors:

•
Salary and benefit costs increased in our stores by 78 basis points, resulting primarily from increased incentive sales pay and increases in minimum wage.  These costs increased slightly at the administrative level, partly as the result of an increase in corporate employee headcount.

•
Net advertising expenses intensified as we increased our advertising efforts for new stores.  Store training expenses increased with more participation in Hibbett U offered at our corporate offices.  Maintenance expenses increased in our stores as we outfitted some locations for various displays.

•	Somewhat offsetting the increases above was a decrease in stock-based compensation expense as the result of lower fair values and the timing of the expensing of certain executive grants.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.3% in the thirteen weeks ended May 3, 2008 compared to 2.2% for the comparable period a year ago.  The weighted-average lease term of new store leases added during the thirteen weeks ended May 3, 2008 decreased to 6.57 years compared to those added during the thirteen weeks ended May 5, 2007 of 6.68 years.  We attribute the slight increase in depreciation expense as a percent to sales to the shorter lease terms as well as increased store numbers.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 4.1% in the thirteen weeks ended May 3, 2008, compared to 4.7% for the thirteen weeks ended May 5, 2007.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 38.8% and 38.0% for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.  The increase in rate over last year is primarily the result of permanent differences related to incentive stock options and related employee exercise behavior, higher state tax rates and the impact of discreet items.

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

Our statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Net cash provided by (used in) operating activities:	$4,773	$(141)
Net cash used in investing activities:	(2,878)	(2,758)
Net cash used in financing activities:	(6,089)	(8,764)
Net decrease in cash and cash equivalents	$(4,194)	$(11,663)

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

Net cash provided by operating activities was $4.8 million for the thirteen weeks ended May 3, 2008 compared with net cash used in operating activities of $0.1 million for the thirteen weeks ended May 5, 2007.  The largest use of cash during the period resulted from an increase in inventory of $9.8 million due in part by higher levels carried for product launches and by cost inflation.  Another use of cash included an increase of $0.4 million in accounts receivable, other.  Offsetting these uses of cash was an increase in accrued and refundable income taxes of $4.3 million, an increase in accrued expenses and other of $2.1 million, net income of $9.4 million and non-cash charges, including depreciation and amortization expense of $3.3 million and stock-based compensation expense of $1.2 million.

The largest uses of cash during the period ended May 5, 2007, resulted from an increase in inventory of $8.0 million and decreases of $5.4 million and $2.8 million in accounts payable and accrued expenses, respectively.  Offsetting this use of cash was net income of $10.2 million and non-cash charges, including depreciation and amortization expense of $2.9 million, stock-based compensation expense of $1.8 million and net deferred income tax expense of $1.2 million.

Investing Activities.

Cash used in investing activities in the thirteen weeks ended May 3, 2008 totaled $2.9 million.  Net purchases of short-term investments were approximately $35,000 compared to net purchases of short-term investments of $0.3 million as of May 5, 2007.  Capital expenditures used $2.9 million of cash in the thirteen weeks ended May 3, 2008.  We use cash in investing activities to build new stores and remodel or relocate existing stores.  Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened 14 new stores and relocated or remodeled 1 existing store during the thirteen weeks ended May 3, 2008 as compared to opening 9 new stores and relocating or remodeling 3 existing stores during the thirteen weeks ended May 5, 2007.

We estimate the cash outlay for capital expenditures in Fiscal 2009 will be approximately $23.8 million, which relates to the opening of 80 to 90 new stores, remodeling of selected existing stores, information technology upgrades and enhancements and various improvements at our headquarters and distribution center.  Of the total budgeted dollars for capital expenditures for Fiscal 2009, we anticipate that approximately 70% will be related to the opening of new stores and remodeling or relocating existing stores.  Approximately 21% will be related to improvements in information technology with the remaining 9% related primarily to loss prevention tools, office space improvements, distribution, equipment and automobiles.

Financing Activities.

Net cash used in financing activities was $6.1 million in the thirteen weeks ended May 3, 2008 compared to $8.8 million in the prior year period.  The cash fluctuation as compared to the same period last fiscal year was primarily the result of the repurchase of our common stock.  In the thirteen weeks ended May 3, 2008, we expended $16.9 million on repurchases of our common stock compared to $9.9 million for the thirteen weeks ended May 5, 2007.  Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At May 3, 2008, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively and which renew in August 2008 and December 2008, respectively. The facilities do not require a commitment or agency fee nor are there any covenant restrictions. We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of May 3, 2008, we had $10.7 million of debt outstanding under these facilities.

At May 5, 2007, we had one unsecured revolving credit facility that allowed borrowings up to $15.0 million and which renewed annually in November.  The facility did not require a commitment or agency fee nor were there any covenant restrictions. We renewed this facility in August 2007 and increased the allowed borrowings to $30.0 million.  As of May 5, 2007, we did not have any debt outstanding.

Based on our current operating and store opening plans and management’s plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facility.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of May 3, 2008. All purchase obligations are cancelable and therefore are not included in the table above.

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Quarterly and Seasonal Fluctuations

We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales and operating income. Our net sales and operating income are typically higher in the fourth quarter due to sales increases during the holiday selling season. However, the seasonal fluctuations are mitigated by the strong product demand in the spring and back-to-school sales periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, merchandise mix and demand for apparel and accessories driven by local interest in sporting events.

Although our operations are influenced by general economic conditions, we do not believe that, historically, inflation has had a material impact on our results of operations as we are generally able to pass along inflationary increases in costs to our customers.  However, in recent periods, we have experienced an impact on overall sales due to a consumer spending slowdown spawned by higher fuel prices, a slump in the housing market and cost inflation from foreign suppliers.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our credit facilities which bear an interest rate that varies with LIBOR, BBA LIBOR, prime or quoted cost of funds rates.

At May 3, 2008, we had $10.7 million outstanding under our credit facilities.  There were eighty-one days during the thirteen weeks ended May 3, 2008, respectively, where we incurred borrowings against our credit facilities for an average borrowing of $16.5 million.  The maximum borrowing was $25.8 million for the thirteen weeks ended May 3, 2008 with a weighted-average interest rate of 3.57%.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of May 3, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of May 3, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended May 3, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.  At May 3, 2008, we estimate that the liability related to these matters is approximately $15,000 and accordingly, have accrued $15,000 as a current liability on our consolidated balance sheet.  As of February 2, 2008, we had accrued $775,000 as it related to our estimated liability for legal proceedings which primarily consisted of an amount accrued for a pending lawsuit which has since been settled.

The estimates of our liability for pending and unasserted potential claims do not include litigation costs.  It is our policy to accrue legal fees when it is probable that we will have to defend against known claims or allegations and we can reasonably estimate the amount of the anticipated expense.  Although we have accrued legal fees associated with litigation currently pending against us, we have not made any accruals for potential liability for settlements or judgments because the potential liability is neither probable nor estimable.

If the Company believes that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies.”  With respect to any matter, we could change our belief as to whether a loss is probable or estimable, or our estimate of loss, at any time.   Even though we may not believe a loss is probable or estimable, it is reasonably possible that we could suffer a loss with respect to that matter in the future.

ITEM 1A.	Risk Factors.

In addition to the “Warning About Forward-Looking Statements” in the introduction and other information set forth in this report, you should carefully consider the disclosure in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2008, as filed on April 2, 2008 with the SEC, discussing factors which could materially affect our business, financial condition or future results.

Unauthorized Disclosure of sensitive or confidential information that could harm our business and reputation with our customers.

The protection of Company, customer and employee data is critical to us.  We rely on third-party systems, software and monitoring tools to provide security for processing, transmission and storage of confidential customer and employee information such as payment card and personal information.  Despite the security measures we and our third-party providers have in place, our data may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, theft or other similar events.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Company or its providers, could damage our reputation, expose us to risk of litigation and liability and harm our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended May 3, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES (1)

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs

As of February 2, 2008	6,723,113	$22.31	6,723,113	$99,996,000

February 3, 2008 to March 1, 2008	575,500	17.37	575,500	89,997,000
March 2, 2008 to April 5, 2008	463,200	14.99	463,200	83,056,000
April 6, 2008 to May 3, 2008	-	-	-	83,056,000
Quarter ended May 3, 2008	1,038,700	16.31	1,038,700	83,056,000

TOTAL since inception	7,761,813	$21.51	7,761,813	$83,056,000

(1)
In August 2004, the Board of Directors authorized a plan to repurchase our common stock. The Board of Directors has subsequently authorized increases to this plan with a current authorization effective November 2007 of $250.0 million.  The current authorization expires on January 30, 2010.  Considering stock repurchases through May 3, 2008, we have approximately $83.1 million of the total authorization remaining for future stock repurchases.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.

10.1
Credit Agreement between the Company and Bank of America, N.A., dated as of February 4, 2008; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2008.

10.2
Sub-Sub-Sublease Agreement between Hibbett Sporting Goods, Inc. and Books-A-Million, dated April 23, 1996; incorporated by reference as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 7, 2006.

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

HIBBETT SPORTS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Vice President & Chief Financial Officer
Date: June 11, 2008		(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.

10.1
Credit Agreement between the Company and Bank of America, N.A., dated as of February 4, 2008; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 5, 2008.

10.2
Sub-Sub-Sublease Agreement between Hibbett Sporting Goods, Inc. and Books-A-Million, dated April 23, 1996; incorporated by reference as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 7, 2006.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer
32.2	*	Section 1350 Certification of Chief Financial Officer

	*	Filed Within