Form 10-Q
period 2008-08-02
HIBBETT SPORTS INC
filed 2008-09-09
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      August 2, 2008
or

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________________ to __________________________

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

Shares of common stock, par value $.01 per share, outstanding as of September 5, 2008, were 28,470,716 shares.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	August 2, 2008	February 2, 2008
Current Assets:
Cash and cash equivalents	$14,114	$10,742
Short-term investments	250	191
Trade receivables, net	3,015	1,899
Accounts receivable, other	3,014	3,676
Inventories	165,885	141,406
Prepaid expenses and other	9,902	5,348
Deferred income taxes, net	3,379	2,725
Total current assets	199,559	165,987

Property and Equipment:
Land and building	245	245
Equipment	43,276	40,338
Furniture and fixtures	21,872	20,991
Leasehold improvements	59,412	57,599
Construction in progress	1,483	2,564
	126,288	121,737
Less accumulated depreciation and amortization	81,360	75,232
Total property and equipment	44,928	46,505

Non-current Assets:
Deferred income taxes	3,763	3,780
Other, net	387	462
Total non-current assets	4,150	4,242
Total Assets	$248,637	$216,734

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$66,823	$64,125
Accrued income taxes	-	688
Accrued payroll expenses	5,551	4,432
Deferred rent	4,885	4,379
Short-term debt	29,500	-
Other accrued expenses	3,314	2,980
Total current liabilities	110,073	76,604

Non-current Liabilities:
Deferred rent	16,547	18,012
Deferred income taxes	3,191	2,968
Other, net	211	95
Total non-current liabilities	19,949	21,075

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
36,224,798 and 36,162,201 shares issued at August 2, 2008
and February 2, 2008, respectively	362	362
Paid-in capital	89,479	87,142
Retained earnings	195,718	181,555
Treasury stock at cost; 7,761,813 and 6,723,113 shares repurchased
at August 2, 2008 and February 2, 2008, respectively	(166,944)	(150,004)
Total stockholders' investment	118,615	119,055
Total Liabilities and Stockholders' Investment	$248,637	$216,734

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Net sales	$130,289	$114,404	$276,114	$248,245
Cost of goods sold, including distribution
center and store occupancy costs	88,023	76,928	186,036	165,716
Gross profit	42,266	37,476	90,078	82,529

Store operating, selling and administrative
expenses	30,869	26,583	59,968	52,614
Depreciation and amortization	3,586	3,096	6,865	6,015
Operating income	7,811	7,797	23,245	23,900

Interest income	19	65	26	459
Interest expense	267	49	397	50
Interest (expense) income, net	(248)	16	(371)	409
Income before provision for income taxes	7,563	7,813	22,874	24,309

Provision for income taxes	2,771	3,132	8,711	9,400
Net income	$4,792	$4,681	$14,163	$14,909

Basic earnings per share	$0.17	$0.15	$0.50	$0.47
Diluted earnings per share	$0.17	$0.15	$0.49	$0.47

Weighted average shares outstanding:
Basic	28,453,086	31,190,304	28,579,911	31,430,794
Diluted	28,938,979	31,694,552	29,009,802	31,956,941

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands, except share information)

	Twenty-Six Weeks Ended
	August 2,	August 4,
	2008	2007
Cash Flows From Operating Activities:
Net income	$14,163	$14,909
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	6,865	6,015
Deferred income tax (benefit) expense, net	(414)	493
Excess tax benefit from stock option exercises	(63)	(495)
Loss on disposal of assets, net	80	34
Stock-based compensation	2,110	2,447
Changes in operating assets and liabilities:
Trade receivables, net	(1,116)	(117)
Accounts receivable, other	662	(926)
Inventories	(24,479)	(24,369)
Prepaid expenses and other current assets	(4,555)	(3,857)
Accrued income taxes	(800)	(4,843)
Other assets, non-current	74	(7)
Accounts payable	2,699	10,144
Deferred rent, non-current	(1,466)	664
Accrued expenses and other	2,135	(1,009)
Net cash used in operating activities	(4,105)	(917)

Cash Flows From Investing Activities:
Purchase of short-term investments, net	(58)	(292)
Capital expenditures	(5,461)	(6,084)
Proceeds from sale of property and equipment	34	8
Net cash used in investing activities	(5,485)	(6,368)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(16,940)	(20,754)
Proceeds from borrowings on revolving credit facility, net	29,500	5,778
Excess tax benefit from stock option exercises	63	495
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	339	979
Net cash provided by (used in) financing activities	12,962	(13,502)

Net Increase (Decrease) in Cash and Cash Equivalents	3,372	(20,787)
Cash and Cash Equivalents, Beginning of Period	10,742	30,367
Cash and Cash Equivalents, End of Period	$14,114	$9,580

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$387	$50
Income taxes, net of refunds	$13,972	$17,600

Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation	$10	$18
Shares awarded to satisfy deferred board compensation	664	626

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Investment
(in thousands, except share information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment

Balance-February 3, 2007	36,047,732	$360	$81,916	$151,697	4,306,413	$(97,332)	$136,641

Net income				30,329			30,329

Cumulative effect of adopting FIN No. 48				(554)			(554)

Cumulative effect of change in accounting principle, net				83			83

Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $275	114,469	2	1,549				1,551

Purchase of shares under the stock repurchase program					2,416,700	(52,672)	(52,672)

Stock-based compensation			3,677				3,677

Balance-February 2, 2008	36,162,201	362	87,142	181,555	6,723,113	(150,004)	119,055

Net income				14,163			14,163

Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $63	62,597		402				402

Tax shortfall on release of restricted stock			(175)				(175)

Purchase of shares under the stock repurchase program					1,038,700	(16,940)	(16,940)

Stock-based compensation			2,110				2,110

Balance-August 2, 2008	36,224,798	$362	$89,479	$195,718	7,761,813	$(166,944)	$118,615

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2008.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting primarily of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of August 2, 2008 and February 2, 2008 and the results of our operations and cash flows for the periods presented.

Seasonality and Inflation

We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales and operating income. Our net sales and operating income are typically higher in the fourth quarter due to the holiday selling season. However, the seasonal fluctuations are mitigated by the strong product demand in the spring and back-to-school sales periods. Our quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, the level of pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, merchandise mix and demand for apparel and accessories driven by local interest in sporting events.

Although our operations are influenced by general economic conditions, we do not believe that, historically, inflation has had a material impact on our results of operations as we are generally able to pass along inflationary increases in costs to our customers.

Business

We operate sporting goods retail stores in small to mid-sized markets predominately in the Southeast, Southwest, Mid-Atlantic and the lower Midwest regions of the United States.  Our fiscal year ends on the Saturday closest to January 31 of each year.  Our merchandise assortment features a core selection of brand name merchandise emphasizing team sports equipment, athletic and fashion apparel and footwear.  We complement this core assortment with a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

Principles of Consolidation

The unaudited condensed consolidated financial statements of our Company include its accounts and the accounts of all wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Occasionally, certain reclassifications are made to conform previously reported data to the current presentation.  Such reclassifications had no impact on total assets, net income or stockholders’ investment.

Reportable Segments

Given the economic characteristics of our store formats, the similar nature of products offered for sale, the type of customers, the methods of distribution and how our Company is managed, our operations constitute only one reportable segment.

Revenues from external customers by product category are impractical for us to report.

Use of Estimates in the Preparation of Unaudited Condensed Consolidated Financial Statements

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and assumptions that affect:

•	the reported amounts of certain assets and liabilities;
•	the disclosure of certain contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements; and
•	the reported amounts of certain revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  Amounts due from third party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at August 2, 2008 and February 2, 2008 were $4.5 million and $2.4 million, respectively.

Short-Term Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  We determine the appropriate classification at the time of purchase. We held approximately $0.3 million and $0.2 million of investments in securities at August 2, 2008 and February 2, 2008, respectively.  Our investments in securities primarily consisted of municipal bonds classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value.  As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our securities. All income generated from these securities is recorded as interest income.  We continually evaluate our short-term investments for other than temporary impairment.

Trade and Other Accounts Receivable

Trade accounts receivable consists primarily of amounts due to us from sales to educational institutions and youth associations. We do not require collateral and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at August 2, 2008 and February 2, 2008 was $55,000 and $46,000, respectively.

Other accounts receivable consists primarily of tenant allowances due from landlords and cooperative advertising due from vendors, all of which are deemed to be collectible.

Inventory Valuation

Lower of Cost or Market:  Inventories are valued using the lower of weighted-average cost or market method.  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record a reserve to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market reserve based on historical trends and specific identification.  As of August 2, 2008 and February 2, 2008, the reserve was $1.9 million and $1.5 million, respectively.  A determination of net realizable value requires significant judgment and estimates.

Shrinkage:  We accrue for inventory shrinkage based on the actual historical results of our most recent physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Store counts are typically performed on a cyclical basis and the distribution center’s counts have historically been performed mid-year and in late December or early January every year.  In Fiscal 2009, the distribution center’s counts are being performed quarterly.  As of August 2, 2008 and February 2, 2008, the reserve was $1.7 million and $0.9 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented approximately 53.6% and 51.6 % of our purchases for the thirteen weeks ended August 2, 2008 and August 4, 2007, respectively.  Our second largest vendor represented approximately 8.3% and 10.7% of our purchases while our third largest vendor represented approximately 7.7% and 6.9% of our purchases for the thirteen weeks ended August 2, 2008 and August 4, 2007, respectively.

For the twenty-six weeks ended August 2, 2008 and August 4, 2007, Nike, our largest vendor, represented approximately 51.9% and 49.3% of our purchases, respectively.  Our second largest vendor represented approximately 7.6% and 9.0% of our purchases while our third largest vendor represented approximately 7.1% and 5.9% of our purchases for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

Property and Equipment

Property and equipment are recorded at cost. Depreciation on assets is principally provided using the straight-line method over their estimated service lives (3 to 5 years for equipment, 7 years for furniture and fixtures and 39 years for buildings) or, in the case of leasehold improvements, the shorter of the initial term of the underlying leases or the estimated economic lives of the improvements (typically 3 to 10 years).  We continually reassess the remaining useful life of leasehold improvements in light of store closing plans.

Construction in progress is comprised primarily of property and equipment related to unopened stores and costs associated with technology upgrades at period end.  At August 2, 2008, construction in progress was comprised mostly of a conveyor project in our distribution center and expenses related to unopened stores.

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from property and equipment and the related gain or loss is credited or charged to income.

Self-Insurance Accrual

We are self-insured for a significant portion of our health insurance. Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions. To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $0.1 million per covered person per year or $2.0 million per year in the aggregate.  As of August 2, 2008 and February 2, 2008, the accrual for these liabilities was $0.6 million and $0.5 million, respectively, and was included in accrued expenses in the unaudited condensed consolidated balance sheets.

We are also self-insured for our workers’ compensation and general liability insurance up to an established deductible with a cumulative stop loss.  As of August 2, 2008 and February 2, 2008, the accrual for these liabilities (which is not discounted) was $0.2 million and was included in accrued expenses in the unaudited condensed consolidated balance sheets.

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

On our unaudited condensed consolidated statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current.  The liability for the current portion of unamortized landlord allowances was $4.3 million and $3.9 million at August 2, 2008 and February 2, 2008, respectively.  The liability for the long-term portion of unamortized landlord allowances was $13.3 million and $14.6 million at August 2, 2008 and February 2, 2008, respectively.  The non-cash portion of landlord allowances received is immaterial.

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

It is not our policy to take unclaimed layaway deposits and unredeemed gift cards into income.  As of August 2, 2008 and August 4, 2007, there was no breakage revenue recorded in income.  The deferred revenue liability for layaway deposits and unredeemed gift cards was $1.9 million and $2.1 million at August 2, 2008 and February 2, 2008, respectively.  Any unrecognized breakage revenue is immaterial.  We escheat unredeemed gift cards to the extent required by law.

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

Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of long-lived assets and intangibles may be impaired and not recoverable. Our policy is to recognize any impairment loss on long-lived assets as a charge to current income when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Impairment is assessed considering the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on a comparison of the cost of the asset to fair value less any costs of disposition.  Evaluation of asset impairment requires significant judgment and estimates.

Advertising

We expense advertising costs when incurred. We participate in various advertising and marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as advertisements are run.

The following table presents the components of our advertising expense (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Gross advertising costs	$2,090	$2,264	$3,934	$3,893
Advertising reimbursements	(1,218)	(1,451)	(2,481)	(2,678)
Net advertising costs	$872	$813	$1,453	$1,215

Fair Value of Financial Instruments

Effective February 3, 2008, we adopted SFAS No. 157, "Fair Value Measurements," which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of August 2, 2008 (in thousands).

	Level I	Level II	Level III	Total
Short-term investments	$250	$-	$-	$250

Financial Accounting Standard Board (FASB) Staff Position (FSP) Financial Accounting Standard (FAS) No. 157-2 delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (see Note 2 below).

2.	Recent Accounting Pronouncements

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources for U.S. generally accepted accounting principles (GAAP) and lists the categories in descending order.  An entity should follow the highest category of GAAP applicable for each of its accounting transactions.  SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from auditing standards.  The adoption of SFAS No. 162 is not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

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

At August 2, 2008, we had two unsecured revolving credit facilities, which are renewable in August and December.  The facilities allow for borrowings up to $30.0 million and $50.0 million, respectively, at a fixed rate, a rate based on prime or LIBOR plus .375%, at our election. Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  As of August 2, 2008, we had $29.5 million of debt outstanding under these facilities all of which is short-term in nature.  At February 2, 2008, we only had one credit facility that allowed borrowings up to $30.0 million.  As of February 2, 2008, we had no debt outstanding under this facility.

Subsequent to August 2, 2008, we renewed our credit facility that allows borrowings up to $30.0 million at a rate based on prime.  The renewed facility was effective August 28, 2008, is renewable in August 2009 and is not subject to commitment fees or covenant requirements.

4.	Stock-Based Compensation Plans

At August 2, 2008, we had four stock-based compensation plans:

(a)
The 2005 Equity Incentive Plan (Incentive Plan) provides that the Board of Directors (Board) may grant equity awards to certain employees of the Company at its discretion.  The Incentive Plan was adopted effective July 1, 2005 and authorizes grants of equity awards of up to 1,233,159 authorized but unissued shares of common stock.  At August 2, 2008, there were 761,047 shares available for grant under the Incentive Plan.

(b)
The 2005 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  The ESPP was adopted effective July 1, 2005.  At August 2, 2008, there were 145,225 shares available for purchase under the ESPP.

(c)
The 2005 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options.  The Deferred Plan was adopted effective July 1, 2005 and authorizes grants of stock up to 112,500 authorized but unissued shares of common stock.  At August 2, 2008, there were 108,807 shares available for grant under the Deferred Plan.

(d)
The 2006 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors.  The DEP was adopted effective June 1, 2006 and authorizes grants of equity awards of up to 672,975 authorized but unissued shares of common stock.  At August 2, 2008, there were 586,764 shares available for grant under the DEP.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of August 2, 2008, the Company had only granted awards in the form of stock options and restricted stock units (RSUs).  RSUs and options to purchase our common stock have been granted to officers, directors and key employees.  Beginning with the adoption of the Incentive Plan, a greater proportion of the awards granted to employees, including executive employees, have been RSUs as opposed to stock options when compared to grants made in prior years.  The annual grant made for Fiscal 2009 and Fiscal 2008 to employees consisted solely of RSUs.  We also have awarded RSUs that are performance-based to our named executive officers and expect the Board will continue to grant performance-based awards to key employees in the future.  The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Upon exercise, stock-based compensation awards are settled with authorized but unissued Company stock.  On May 30, 2008, the Compensation Committee of the Board awarded a grant of 19,900 non-qualified stock options to our Chief Executive Officer that vest equally over four years and have an eight year life.

The compensation costs that have been charged against income for these plans were as follows for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Stock-based compensation expense by type:
Stock options	$591	$433	$1,343	$1,294
Restricted stock awards	335	228	712	1,082
Employee stock purchase	22	23	45	53
Director deferred compensation	-	9	10	18
Total stock-based compensation expense	948	693	2,110	2,447
Tax benefit recognized	256	139	571	644
Stock-based compensation expense, net of tax	$692	$554	$1,539	$1,803

Share-based and deferred stock compensation expenses have been included in store operating, selling and administrative expense.  There is no capitalized stock-based compensation cost.

The tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period.  The actual tax benefit realized for the deductions considered on our tax returns through August 2, 2008 and August 4, 2007 was from option exercises and totaled $0.1 million and $0.6 million, respectively.

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

Following is the weighted average fair value of each option granted during the twenty-six weeks ended August 2, 2008.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for each period:

	Twenty-Six Weeks Ended August 2, 2008
Grant date	3/14/08	3/18/08	3/31/08	5/30/08	6/30/08
Weighted average fair value at date of grant	$5.92	$6.36	$6.67	$10.03	$9.18
Expected option life (years)	4.20	4.20	4.20	5.07	4.20
Expected volatility	50.61%	50.89%	51.68%	50.18%	50.38
Risk-free interest rate	2.12%	2.19%	2.27%	3.39%	3.14%
Dividend yield	None	None	None	None	None

We calculate the expected term for our stock options based on historical employee exercise behavior.  Historically, an increase in our stock price has led to a pattern of earlier exercise by employees.  We also expected the reduction of the contractual term from 10 years to 8 years to facilitate a pattern of earlier exercise by employees and to contribute to a gradual decline in the average expected term in future periods.  For the last two years, the Compensation Committee has primarily awarded RSUs rather than options to our employees.  With the absence of substantial new grants, the expected term may increase slightly because it will be affected to a greater extent by director options which have a longer contractual life.

The volatility used to value stock options is based on historical volatility.  We calculate historical volatility using an average calculation methodology based on daily price intervals as measured over the expected term of the option.  We have consistently applied this methodology since our adoption of the original disclosure provisions of SFAS No. 123, "Accounting for Share-Based Payments."

Beginning with awards granted in the second quarter of Fiscal 2008, we base the risk-free interest rate on the annual continuously compounded risk-free rate with a term equal to the option’s expected term.  Previously, we used the market yield on U.S. Treasury securities.  While the difference between the two rates is minimal and has only a slight effect on the fair value calculation, we believe using the annual continuously compounded risk-free rate is more compliant with SFAS No. 123R, "Share-Based Payments."  The dividend yield is assumed to be zero since we have no current plan to declare dividends.

Activity for our option plans during the twenty-six weeks ended August 2, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at February 2, 2008	1,283,758	$15.89		$7,559
Granted	68,866	16.59
Exercised	(20,063)	7.59
Forfeited, cancelled or expired	(2,032)	23.99

Options outstanding at August 2, 2008	1,330,529	$16.04	5.49	$8,976

Exercisable at August 2, 2008	1,074,356	$14.29	5.31	$8,633

The weighted average grant fair value of options granted during the thirteen weeks ended August 2, 2008 and August 4, 2007 was $9.96 and $9.89, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the thirteen weeks ended August 2, 2008 and August 4, 2007 was $0.6 million and $0.4 million, respectively, before the recognized income tax benefit of $130,000 and $49,000, respectively.

The weighted average grant fair value of options granted during the twenty-six weeks ended August 2, 2008 and August 4, 2007 was $7.40 and $10.54, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the twenty-six weeks ended August 2, 2008 and August 4, 2007 was $1.3 million in each year, before the recognized income tax benefit of $0.3 million and $0.2 million, respectively.

The total intrinsic value of stock options exercised during the thirteen weeks ended August 2, 2008 and August 4, 2007 was $0.1 million and $0.2 million, respectively.  The intrinsic value of stock options is defined as the difference between the current market value and the grant price.  The total cash received from these stock option exercises during the thirteen weeks ended August 2, 2008 and August 4, 2007 was $0.1 million and $0.2 million, respectively.

The total intrinsic value of stock options exercised during the twenty-six weeks ended August 2, 2008 and August 4, 2007 was $0.2 million and $1.6 million, respectively.  The total cash received from these stock option exercises during the twenty-six weeks ended August 2, 2008 and August 4, 2007 was $0.2 million and $0.8 million, respectively.  Excess tax benefits from stock option exercises are included in cash flows from financing activities as required by SFAS No. 123R.  As of August 2, 2008, there was $1.9 million of unrecognized compensation cost related to nonvested stock options.  This cost is expected to be recognized over a weighted-average period of 1.57 years.

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

The following table summarizes the restricted stock awards activity under all of our plans during the twenty-six weeks ended August 2, 2008:

	Number of Awards	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at February 2, 2008	143,046	$29.28
Granted	230,255	15.11
Vested	(24,900)	32.37
Forfeited, cancelled or expired	(3,249)	21.45

Restricted stock awards outstanding at August 2, 2008	345,152	$19.68

There were no restricted stock awards granted during the thirteen weeks ended August 2, 2008 and August 4, 2007.  The weighted-average grant date fair value of our RSUs granted was $15.11 and $28.30 for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the comparable thirteen week periods was $0.3 million and $0.2 million, respectively, before the recognized income tax benefit of $0.1 million in each period.  The compensation expense included in store operating, selling and administrative expenses and recognized during the comparable twenty-six week periods was $0.7 million and $1.1 million, respectively, before the recognized income tax benefit of $0.3 million and $0.4 million, respectively.

There were no restricted stock awards that vested during the current thirteen week period.  There was one restricted stock award of 24,900 units that vested during the current twenty-six week period with an intrinsic value of $0.4 million.  No restricted stock awards vested during the comparable periods in the prior year.  The total intrinsic value of our restricted stock awards outstanding and unvested at August 2, 2008 and August 4, 2007 was $7.2 million and $4.5 million, respectively.  As of August 2, 2008, there was approximately $4.8 million of total unrecognized compensation cost related to restricted stock awards.  This cost is expected to be recognized over a weighted-average period of 3.20 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the fair market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employees purchased 7,565 shares of common stock at $13.73 per share through the ESPP during the thirteen weeks ended August 2, 2008.  Our employees purchased 13,941 shares of common stock at an average price of $13.45 during the twenty-six weeks ended August 2, 2008.  During the thirteen weeks ended August 4, 2007, our employees purchased 3,921 shares of common stock at $23.27 per share through the ESPP.  Our employees purchased 8,917 shares of common stock at an average price of $23.85 during the twenty-six weeks ended August 4, 2007.

The assumptions used in the option pricing model for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Weighted average fair value at date of grant	$3.70	$5.99	$4.07	$6.31
Expected life (years)	0.25	0.25	0.25	0.25
Expected volatility	50.8%	39.2%	48.0% - 50.8%	39.2% - 41.8%
Risk-free interest rate	1.28%	5.08%	1.28% - 3.06%	4.97% - 5.08%
Dividend yield	None	None	None	None

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin (FTB) No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” as amended by SFAS No. 123R.  The compensation expense included in store operating, selling and administrative expenses and recognized during the thirteen weeks ended August 2, 2008 and August 4, 2007 was approximately $22,000 and $23,000, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the twenty-six weeks ended August 2, 2008 and August 4, 2007 was approximately $45,000 and $53,000, respectively.

Director Deferred Compensation

Under the Deferred Plan, outside non-employee directors can elect to defer all or a portion of their Board and Board committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into our common stock are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, Board and Board committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  No stock units were deferred during the second quarter of Fiscal 2009 and 320 stock units were deferred during the second quarter of Fiscal 2008.  A total of 664 and 626 stock units were deferred under this plan through the second quarter of Fiscal 2009 and Fiscal 2008, respectively.

No compensation expense was recognized during the thirteen weeks ended August 2, 2008.  The compensation expense included in store operating, selling and administrative expenses and recognized during the thirteen weeks ended August 4, 2007 was approximately $9,000 before the recognized income tax benefit of $3,000.  The compensation expense included in store operating, selling and administrative expenses and recognized during the twenty-six weeks ended August 2, 2008 and August 4, 2007 was approximately $10,000 and $18,000, respectively, before the recognized income tax benefit of $4,000 and $7,000, respectively.

5.	Defined Contribution Plans

We maintain a 401(k) plan for the benefit of our employees.  In addition to the Hibbett Sports, Inc. 401(k) Plan (Existing Plan), in November 2007, our Board adopted the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees of the Company who are selected to participate in the Supplemental Plan.  The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation and receive an employer matching contribution equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 4.5% of compensation.  The employer matching contribution under the Existing Plan is equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 6.0% of compensation.  The employer matching contribution is determined each year and credited annually to participant accounts who are currently employed by the Company.  We expensed $0.1 million for the Existing Plan during each of the thirteen weeks and $0.2 million during each of the twenty-six weeks ended August 2, 2008 and August 4, 2007.  We expensed $11,000 and $44,000 for the Supplemental Plan during the thirteen and twenty-six weeks ended August 2, 2008.  No expense was incurred for the Supplemental Plan during the thirteen or twenty-six weeks ended August 4, 2007.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Net income, in thousands	$4,792	$4,681	$14,163	$14,909

Weighted average number of common shares outstanding	28,453,086	31,190,304	28,579,911	31,430,794
Stock options	374,250	449,195	331,016	468,692
Restricted stock	111,643	55,053	98,875	57,455

Weighted average number of common shares outstanding and dilutive shares	28,938,979	31,694,552	29,009,802	31,956,941

Basic earnings per common share	$0.17	$0.15	$0.50	$0.47

Diluted earnings per common share	$0.17	$0.15	$0.49	$0.47

In calculating diluted earnings per share for the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007, options to purchase 428,524 and 282,526 shares of common stock, respectively, were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

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

We did not repurchase any shares of our common stock during the thirteen weeks ended August 2, 2008.  We repurchased 1,038,700 shares of our common stock during the twenty-six weeks ended August 2, 2008 at a cost of $16.9 million bringing the total shares repurchased to 7,761,813 shares at a cost of $166.9 million.  After considering past stock repurchases, approximately $83.1 million of the total authorization remained for future stock repurchases at August 2, 2008.

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

We currently operate 712 stores in 23 contiguous states.  Of these stores, 221 are located in malls and 491 are located in strip centers which are generally the centers of commerce and which are usually influenced by a Wal-Mart store.  Over the last several years, we have concentrated our store base growth in strip centers within the markets we target.

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

During the thirteen weeks ended August 2, 2008, we increased our lease commitments by a net of 13 retail stores and various office and transportation equipment.  The retail stores opened in the second quarter of Fiscal 2009 have initial lease termination dates between July 2013 and November 2018.  At August 2, 2008, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current operating leases and including the net 13 store operating leases added during the thirteen weeks ended August 2, 2008, were as follows (in thousands):

Remaining Fiscal 2009	$30,309
Fiscal 2010	38,334
Fiscal 2011	31,652
Fiscal 2012	25,367
Fiscal 2013	19,883
Fiscal 2014	13,132
Thereafter	23,347
TOTAL	$182,024

Incentive Bonuses.

Specified officers and employees of our Company are entitled to incentive bonuses, primarily based on operating income of our Company or particular operations thereof.  At August 2, 2008 and February 2, 2008, there was $1.2 million and $0.6 million of bonus related expense included in accrued expenses.

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

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.  At August 2, 2008, we estimate that the liability related to these matters is approximately $40,000 and accordingly, have accrued $40,000 as a current liability on our unaudited condensed consolidated balance sheet.  As of February 2, 2008, we had accrued $0.8 million as it related to our estimated liability for legal proceedings which primarily consisted of an amount accrued for a pending lawsuit which has since been settled.

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

In accordance with SFAS No. 109, "Accounting for Income Taxes," we recognize deferred tax assets and liabilities based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the income statement.  At least quarterly, we assess the likelihood that the deferred tax assets balance will be recovered.  We take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset.  To the extent recovery is not more likely than not, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the year such determination is made.

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

Beginning with the adoption of FIN No. 48, we classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities.  As of August 2, 2008 and February 2, 2008, our total liability for unrecognized tax benefits amounted to $3.2 million and $3.0 million, respectively, of which $1.2 million and $1.0 million, if recognized, would affect our effective tax rate, respectively.  Our liability for unrecognized tax benefits is generally presented as non-current.  However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.  As of August 2, 2008 and February 2, 2008, we had accrued $0.5 million and $0.3 million, respectively, for gross interest and penalties, which is generally classified as a non-current liability.

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

Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and the lower Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of August 2, 2008, we operated a total of 712 retail stores composed of 690 Hibbett Sports stores, 18 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 23 states.

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

We historically have comparable store sales in the low to mid-single digit range.  We plan to increase total company-wide square footage by approximately 11% in Fiscal 2009, which is slightly below our increases over the last several years of between 12% and 15%. We believe total sales percentage growth will be low to mid single digits in Fiscal 2009.  Over the past several years, we have increased our product margin due to improved vendor discounts, fewer retail reductions, increased efficiencies in logistics and favorable leveraging of store occupancy costs. We expect this trend to continue with a slight improvement in product margin rate in Fiscal 2009.

Due to our increased sales, we have historically leveraged our store operating, selling and administrative expenses. Based on projected sales, we expect operating, selling and administrative rates to increase in Fiscal 2009 primarily due to lower than normal historical sales growth and increases in statutory minimum wage and bonus and sales related expenses. We expect to continue to generate sufficient cash to enable us to expand and remodel our store base and to provide capital expenditures for both distribution center and technology upgrade projects.

We maintain a merchandise management system that allows us to identify and monitor trends.  However, this system does not produce U.S. generally accepted accounting principle (GAAP) financial information by product category.  Therefore, it is impracticable to provide GAAP net sales by product category.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statement of operations for fiscal years ended January 31, 2009 and February 2, 2008 will include 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

Significant Accounting Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles.  The preparation of this financial statement requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our significant accounting policies and estimates are described in Note 1 to the unaudited condensed consolidated financial statements and more fully in the Fiscal 2008 Annual Report on Form 10-K filed on April 2, 2008.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 of our unaudited condensed consolidated financial statements for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth unaudited condensed consolidated statements of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold, including distribution and store occupancy costs	67.6	67.2	67.4	66.7
Gross profit	32.4	32.8	32.6	33.3

Store operating, selling and administrative expenses	23.7	23.2	21.7	21.2
Depreciation and amortization	2.8	2.7	2.5	2.4
Operating income	6.0	6.8	8.4	9.6

Interest income	--	--	--	0.2
Interest expense	0.2	--	0.1	--
Interest (expense) income, net	(0.2)	--	(0.1)	0.2
Income before provision for income taxes	5.8	6.8	8.3	9.8

Provision for income taxes	2.1	2.7	3.2	3.8
Net income	3.7%	4.1%	5.1%	6.0%

Note:  Columns may not foot due to rounding.

Thirteen Weeks Ended August 2, 2008 Compared to Thirteen Weeks Ended August 4, 2007

Net sales.  Net sales increased $15.9 million, or 13.9%, to $130.3 million for the thirteen weeks ended August 2, 2008 from $114.4 million for the comparable period in the prior year.  The following factors helped define this quarter:

•
We opened 14 Hibbett Sports stores and closed 1 in the thirteen weeks ended August 2, 2008.  New stores and stores not in the comparable store net sales calculation increased $10.4 million during the thirteen week period.

•	We experienced a 5.0% increase in comparable store net sales for the thirteen weeks ended August 2, 2008. Higher comparable store net sales contributed $5.5 million to the increase in net sales.

The increase in comparable store sales was primarily attributable to a slight increase in traffic within our stores and higher average selling prices.  We also believe that the close proximity of our stores, coupled with high-end merchandise selection and rising fuel costs, encouraged the customer in our smaller markets to shop closer to home.

We experienced the following performance trends in the thirteen week period ended August 2, 2008:

•
Branded activewear performed well across all genders (men’s, women’s and children’s) led by Under Armour and Nike posting mid-single digit improvements.  Urban lifestyle apparel consisting primarily of men’s lifestyle remained negative.

•
Licensed business was positive low-single-digits, led by Major League Baseball headwear and Mixed Martial Arts apparel.  We are also seeing strong improvements in accessories led by Nike, Under Armour and Oakley.

•
Footwear was positive mid-single-digits overall with men’s and youth footwear performing well while women’s and cleated footwear underperformed.  Key performers included Nike Shox, Air Force Ones, Jordans, Asics and Under Armour Cross Training shoes.

•	Equipment was negative mid-single-digits.
•	Strip center locations continue to outperform enclosed mall stores and non-urban stores continue to outperform urban locations.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  During the thirteen weeks ended August 2, 2008, 604 stores were included in the comparable store sales comparison.  Our four Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we have plans to open additional superstores in the future.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $42.3 million, or 32.4% of net sales, in the thirteen weeks ended August 2, 2008, compared with $37.5 million, or 32.8% of net sales, in the same period of the prior fiscal year.  Our decrease in gross profit percent was due primarily to increased markdowns and fuel costs.  We also experienced an unfavorable comparison resulting from a favorable gross profit adjustment in prior year as we took all store inventories in the second quarter and the actual shrinkage was better than the accrued estimates.  Distribution expense experienced decreases in data processing costs and salary and benefit expenses while fuel costs increased.  Occupancy expense decreased and saw its largest decrease in rent expense as a percent to sales due primarily to total sales volume.  Product margin decreased due to increased markdowns and a shift in product mix towards footwear which tends to have a lower overall product margin.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $30.9 million, or 23.7% of net sales, for the thirteen weeks ended August 2, 2008, compared to $26.6 million, or 23.2% of net sales, for the comparable period a year ago.  We attribute this increase to the following factors:

•
Salary and benefit costs increased in our stores by 49 basis points, resulting primarily from increased incentive sales pay and increases in minimum wage.  These costs increased 35 basis points at the administrative level as the result of an increase in our bonus accrual based on our financial performance expectations for the year.

•
Store training expenses increased with more participation in “Hibbett U” offered at our corporate offices and designed specifically for store management.  Higher than expected medical insurance claims led to increased insurance costs.  Stock-based compensation expense increased primarily due to a grant to our CEO.

•
Somewhat offsetting the increases above was a decrease in net advertising expenses resulting from the timing of certain advertising programs and data processing and inventory counting expenses as they were going against higher costs in the prior period when all stores were inventoried in the second quarter.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.8% in the thirteen weeks ended August 2, 2008 compared to 2.7% for the comparable period a year ago.  The weighted-average lease term of new store leases added during the thirteen weeks ended August 2, 2008 increased to 7.58 years compared to those added during the thirteen weeks ended August 4, 2007 of 7.10 years.  We attribute the slight increase in depreciation expense as a percent to sales primarily due to a change in estimate of the economic useful life of leasehold improvements in certain underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 2.1% in the thirteen weeks ended August 2, 2008, compared to 2.7% for the thirteen weeks ended August 4, 2007.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.6% and 40.1% for the thirteen weeks ended August 2, 2008 and August 4, 2007, respectively.  The decrease in rate over last year is primarily the result of employment-related tax credits and a lesser impact of discreet items as compared to last year.

Twenty-Six Weeks Ended August 2, 2008 Compared to Twenty-Six Weeks Ended August 4, 2007

Net sales.  Net sales increased $27.9 million, or 11.2%, to $276.1 million for the twenty-six weeks ended August 2, 2008 from $248.2 million for the comparable period in the prior year.  The following factors helped define this quarter:

•
We opened 28 Hibbett Sports stores and closed 4 in the twenty-six weeks ended August 2, 2008.  New stores and stores not in the comparable store net sales calculation increased $22.3 million during the twenty-six week period.

•	We experienced a 2.4% increase in comparable store net sales for the twenty-six weeks ended August 2, 2008. Higher comparable store net sales contributed $5.6 million to the increase in net sales.

The increase in comparable store sales was primarily attributable to a slight increase in traffic within our stores and higher average selling prices.  We also believe that the close proximity of our stores, coupled with high-end merchandise selection and rising fuel costs, encouraged the customer in our smaller markets to shop closer to home.

We experienced the following performance trends in the twenty-six week period ended August 2, 2008:

•	Children’s footwear performed well, while women’s footwear slowed down. Men’s marquee product performed well as a category.
•	The decline in the urban apparel business was offset by double-digit increases in Mixed Martial Arts.
•	Our strip center and non-urban stores outperformed our urban and mall-based stores.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  During the twenty-six weeks ended August 2, 2008, 594 stores were included in the comparable store sales comparison.  Our four Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we have plans to open additional superstores in the future.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $90.1 million, or 32.6% of net sales, in the twenty-six weeks ended August 2, 2008, compared with $82.5 million, or 33.3% of net sales, in the same period of the prior fiscal year.  Our decrease in gross profit percent was due primarily to increased markdowns and the deleveraging of store occupancy expenses.  We also experienced an unfavorable comparison resulting from a favorable gross profit adjustment in prior year as we took all store inventories in the second quarter and the actual shrinkage was better than the accrued estimates.  Distribution expense experienced decreases in data processing and salary and benefit expenses while fuel costs increased.  Occupancy expense decreases were primarily due to decreases in rent expense as a percent to sales offset somewhat by an increase in utility expenses.  Product margin decreased due to increased markdowns and a shift in product mix towards footwear which tends to have a lower overall product margin.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $60.0 million, or 21.7% of net sales, for the twenty-six weeks ended August 2, 2008, compared to $52.6 million, or 21.2% of net sales, for the comparable period a year ago.  We attribute this increase to the following factors:

•
Salary and benefit costs increased in our stores by 67 basis points, resulting primarily from increased incentive sales pay and increases in minimum wage.  These costs increased 22 basis points at the administrative level, partly as the result of an increase in corporate employee headcount and an increase in the bonus accrual based on our financial performance expectations for the year.

•
Net advertising expenses increased as we increased our advertising efforts for new stores and promoted new awards programs for our customers.  Store training expenses increased with more participation in “Hibbett U” offered at our corporate offices and designed specifically for store management.  Health insurance expenses increased as a result of higher claims.

•
Somewhat offsetting the increases above was a decrease in stock-based compensation expense as the result of lower fair values and the timing of the expensing of certain executive grants as well as decreases in data processing and inventory counting expenses as they were going against higher costs in the prior period when all stores were inventories in the second quarter.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.5% in the twenty-six weeks ended August 2, 2008 compared to 2.4% for the comparable period a year ago.  The weighted-average lease term of new store leases added during the twenty-six weeks ended August 2, 2008 increased to 7.08 years compared to those added during the twenty-six weeks ended August 4, 2007 of 6.95 years.  We attribute the slight increase in depreciation expense as a percent to sales primarily due to a change in estimate of the economic useful life of leasehold improvements in certain underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 3.2% in the twenty-six weeks ended August 2, 2008, compared to 3.8% for the twenty-six weeks ended August 4, 2007.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 38.1% and 38.7% for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.  The decrease in rate over last year is primarily the result of employment-related tax credits and a lesser impact of discreet items as compared to last year.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	August 2,	August 4,
	2008	2007
Net cash used in operating activities:	$(4,105)	$(917)
Net cash used in investing activities:	(5,485)	(6,368)
Net cash provided by (used in) financing activities:	12,962	(13,502)
Net increase (decrease) in cash and cash equivalents	$3,372	$(20,787)

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

Net cash used in operating activities was $4.1 million for the twenty-six weeks ended August 2, 2008 compared with net cash used in operating activities of $0.9 million for the twenty-six weeks ended August 4, 2007.  The largest use of cash during the period resulted from an increase in inventory of $24.5 million due in part by a higher store count and by cost inflation.  The inventory level on a per store basis decreased by 1.0%.  Other uses of cash during the period included an increase of $4.6 million in prepaid expenses and other current assets, $1.5 million in deferred rent, non-current and $1.1 million in trade receivables, net.  Offsetting these uses of cash were increases in accounts payable of $2.7 million and accrued expenses and other of $2.1 million relating primarily to payroll.  Net income of $14.1 million and non-cash charges, including depreciation and amortization expense of $6.9 million and stock-based compensation expense of $2.1 million also helped offset uses of cash in operating activities.

The largest uses of cash during the twenty-six weeks ended August 4, 2007 resulted from an increase in inventory of $24.4 million, accrued income taxes of $4.8 million and prepaid expenses and other current assets of $3.9 million.  Offsetting this use of cash was an increase in accounts payable of $10.1 million, net income of $14.9 million and non-cash charges, including depreciation and amortization expense of $6.0 million and stock-based compensation expense of $2.4 million.

Investing Activities.

Cash used in investing activities in the twenty-six weeks ended August 2, 2008 totaled $5.5 million.  Net purchases of short-term investments were approximately $0.1 million compared to net purchases of short-term investments of $0.3 million as of August 4, 2007.  Capital expenditures used $5.5 million of cash in the twenty-six weeks ended August 2, 2008 compared to $6.1 million for the comparable period last year.  We use cash in investing activities to build new stores and remodel or relocate existing stores.  Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened 28 new stores and relocated or remodeled 6 existing store during the twenty-six weeks ended August 2, 2008 as compared to opening 26 new stores and relocating or remodeling 7 existing stores during the twenty-six weeks ended August 4, 2007.

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

Financing Activities.

Net cash provided by financing activities was $13.0 million in the twenty-six weeks ended August 2, 2008 compared to net cash used in financing activities of $13.5 million in the prior year period.  The cash fluctuation as compared to the same period last fiscal year was primarily due to the borrowings against our credit facilities to repurchase shares of our common stock and to finance our inventory position in preparation for the back-to-school selling season.  In the twenty-six weeks ended August 2, 2008, we expended $16.9 million on repurchases of our common stock compared to $20.8 million for the twenty-six weeks ended August 4, 2007.  Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At August 2, 2008, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively and which renew in August 2008 and December 2008, respectively. The facilities do not require a commitment or agency fee nor are there any covenant restrictions. We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of August 2, 2008, we had $29.5 million of debt outstanding under these facilities.

Subsequent to August 2, 2008, we renewed our existing facility of $30.0 million at a rate equal to prime.  The renewal was effective August 28, 2008 and will expire on August 29, 2009.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

At August 4, 2007, we had one unsecured revolving credit facility that allowed borrowings up to $15.0 million and which renewed annually in November.  The facility did not require a commitment or agency fee nor were there any covenant restrictions. We renewed this facility in late August 2007 and increased the allowed borrowings to $30.0 million.  As of August 4, 2007, we did not have any debt outstanding.

Based on our current operating and store opening plans and management’s plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facility.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of August 2, 2008. All purchase obligations are cancelable.

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

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our credit facilities which bear an interest rate that varies with LIBOR, prime or fixed rates.

At August 2, 2008, we had $29.5 million outstanding under our credit facilities.  There were 91 days and 172 days during the thirteen and twenty-six weeks ended August 2, 2008, respectively, where we incurred borrowings against our credit facilities for an average borrowing of $36.2 million and $29.8 million, respectively.  The maximum borrowing was $47.1 million for the thirteen and twenty-six weeks ended August 2, 2008, with a weighted-average interest rate of 2.83% and 3.09%, respectively.

At February 2, 2008, we had no borrowings outstanding under any credit facility. There were 106 days during the fifty-two weeks ended February 2, 2008, where we incurred borrowings against our credit facility for an average borrowing of $7.8 million. During Fiscal 2008, the maximum amount outstanding against these agreements was $18.4 million and the weighted average interest rate was 5.64%.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of August 2, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of August 2, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended August 2, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.  At August 2, 2008, we estimate that the liability related to these matters is approximately $40,000 and accordingly, have accrued $40,000 as a current liability on our unaudited condensed consolidated balance sheet.  As of February 2, 2008, we had accrued $0.8 million as it related to our estimated liability for legal proceedings which primarily consisted of an amount accrued for a pending lawsuit which has since been settled.

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

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on June 2, 2008, the stockholders elected nominee Ralph T. Parks to the Board of Directors to serve a three-year term.  Votes cast were as follows:

For:	26,854,780
Withheld:	405,476
Total Votes Cast:	27,260,256

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.

10.1
Sub-Sub-Sublease Agreement between Hibbett Sporting Goods, Inc. and Books-A-Million, dated April 23, 1996; incorporated by reference as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 7, 2006.

10.2
Hibbett Sports, Inc. equity plan amendments approved by the Board of Directors, dated June 2, 2008; incorporated by reference as Exhibits 10.1, 10.2 and 10.3 to the Registrant’s Quarterly Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2008.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

	*	Filed Within

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

HIBBETT SPORTS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Vice President & Chief Financial Officer
Date: September 9, 2008		(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.

10.1
Sub-Sub-Sublease Agreement between Hibbett Sporting Goods, Inc. and Books-A-Million, dated April 23, 1996; incorporated by reference as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 7, 2006.

10.2
Hibbett Sports, Inc. equity plan amendments approved by the Board of Directors, dated June 2, 2008; incorporated by reference as Exhibits 10.1, 10.2 and 10.3 to the Registrant’s Quarterly Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2008.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

	*	Filed Within