Form 10-Q
period 2008-11-01
HIBBETT SPORTS INC
filed 2008-12-08
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                      November 1, 2008
or

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

Shares of common stock, par value $.01 per share, outstanding as of December 2, 2008, were 28,528,736 shares.

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
•
the possible effect of inflation, market decline and other economic changes on our costs and profitability, including the impact of changes in fuel costs and a downturn in the retail industry or changes in levels of store traffic;

•
the possible effects of the continued volatility and further deterioration of the capital markets, the commercial and consumer credit environment and the continuation of lowered levels of consumer spending resulting from the worldwide economic downturn, lowered levels of consumer confidence and higher levels of unemployment;

•	our analyses of trends as related to earnings performance;
•	our target market presence and its expected impact on our sales growth;
•	our expectations concerning vendor level purchases and related discounts;
•	our estimates and assumptions related to income tax liabilities and uncertain tax positions; and
•	the possible effect of recent accounting pronouncements.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors,”  “Business” and “Properties” in our Form 10-K dated April 2, 2008, our second quarter Form 10-Q dated August 2, 2008 and this Form 10-Q.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	November 1, 2008	February 2, 2008
Current Assets:
Cash and cash equivalents	$6,525	$10,742
Short-term investments	279	191
Trade receivables, net	2,380	1,899
Accounts receivable, other	3,341	3,676
Inventories	162,315	141,406
Prepaid expenses and other	6,575	5,348
Deferred income taxes, net	3,897	2,725
Total current assets	185,312	165,987

Property and Equipment:
Land and building	245	245
Equipment	43,788	40,338
Furniture and fixtures	22,562	20,991
Leasehold improvements	60,319	57,599
Construction in progress	1,500	2,564
	128,414	121,737
Less accumulated depreciation and amortization	83,650	75,232
Net property and equipment	44,764	46,505

Deferred income taxes	3,683	3,780
Other assets, net	341	462
Total Assets	$234,100	$216,734

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$59,199	$64,125
Accrued income taxes	-	688
Accrued payroll expenses	4,362	4,432
Deferred rent	4,516	4,379
Short-term debt	14,943	-
Other accrued expenses	3,107	2,980
Total current liabilities	86,127	76,604

Deferred rent	17,123	18,012
Deferred income taxes	2,854	2,968
Other liabilities, net	272	95
Total liabilities	106,376	97,679

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
36,290,549 and 36,162,201 shares issued at November 1, 2008
and February 2, 2008, respectively	363	362
Paid-in capital	90,935	87,142
Retained earnings	203,370	181,555
Treasury stock, at cost; 7,761,813 and 6,723,113 shares repurchased
at November 1, 2008 and February 2, 2008, respectively	(166,944)	(150,004)
Total stockholders' investment	127,724	119,055
Total Liabilities and Stockholders' Investment	$234,100	$216,734
See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Net sales	$140,148	$129,628	$416,262	$377,873
Cost of goods sold, including distribution
center and store occupancy costs	93,456	87,154	279,493	252,871
Gross profit	46,692	42,474	136,769	125,002

Store operating, selling and administrative
expenses	31,073	26,898	91,041	79,512
Depreciation and amortization	3,587	3,023	10,452	9,038
Operating income	12,032	12,553	35,276	36,452

Interest income	5	91	31	551
Interest expense	(158)	(3)	(554)	(53)
Interest (expense) income, net	(153)	88	(523)	498
Income before provision for income taxes	11,879	12,641	34,753	36,950

Provision for income taxes	4,227	4,826	12,938	14,227
Net income	$7,652	$7,815	$21,815	$22,723

Basic earnings per share	$0.27	$0.25	$0.76	$0.73
Diluted earnings per share	$0.26	$0.25	$0.75	$0.71

Weighted average shares outstanding:
Basic	28,494,587	31,074,731	28,551,470	31,312,106
Diluted	28,930,306	31,553,636	28,983,303	31,822,506

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands, except share information)

	Thirty-Nine Weeks Ended
	November 1,	November 3,
	2008	2007
Cash Flows From Operating Activities:
Net income	$21,815	$22,723
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,452	9,038
Deferred income tax (benefit) expense, net	(1,190)	1,854
Excess tax benefit from stock option exercises	(356)	(517)
Loss on disposal of assets, net	320	170
Stock-based compensation	2,707	3,159
Changes in operating assets and liabilities:
Trade receivables, net	(481)	(191)
Accounts receivable, other	335	242
Inventories	(20,909)	(23,129)
Prepaid expenses and other current assets	(1,229)	(1,217)
Accrued income taxes	(509)	(5,644)
Other assets, non-current	121	(12)
Accounts payable	(4,926)	10,577
Deferred rent, non-current	(889)	824
Accrued expenses and other	372	(2,289)
Net cash provided by operating activities	5,633	15,588

Cash Flows From Investing Activities:
Purchase of short-term investments, net	(87)	(292)
Capital expenditures	(9,085)	(10,165)
Proceeds from sale of property and equipment	56	9
Net cash used in investing activities	(9,116)	(10,448)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(16,940)	(26,429)
Proceeds from borrowings on revolving credit facilities, net	14,943	-
Excess tax benefit from stock option exercises	356	517
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	907	1,156
Net cash used in financing activities	(734)	(24,756)

Net Decrease in Cash and Cash Equivalents	(4,217)	(19,616)
Cash and Cash Equivalents, Beginning of Period	10,742	30,367
Cash and Cash Equivalents, End of Period	$6,525	$10,751

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders’ Investment
(in thousands, except share information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment

Balance-February 3, 2007	36,047,732	$360	$81,916	$151,697	4,306,413	$(97,332)	$136,641

Net income				30,329			30,329

Cumulative effect of adopting FIN No. 48				(554)			(554)

Cumulative effect of change in accounting principle, net				83			83

Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $275	114,469	2	1,549				1,551

Purchase of shares under the stock repurchase program					2,416,700	(52,672)	(52,672)

Stock-based compensation			3,677				3,677

Balance-February 2, 2008	36,162,201	362	87,142	181,555	6,723,113	(150,004)	119,055

Net income				21,815			21,815

Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $356	128,348	1	1,262				1,263

Tax shortfall on release of restricted stock			(176)				(176)

Purchase of shares under the stock repurchase program					1,038,700	(16,940)	(16,940)

Stock-based compensation			2,707				2,707

Balance-November 1, 2008	36,290,549	$363	$90,935	$203,370	7,761,813	$(166,944)	$127,724

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.           Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2008.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments considered necessary for a fair presentation of our financial position as of November 1, 2008 and February 2, 2008 and the results of our operations and cash flows for the periods presented.

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

Business

We operate sporting goods retail stores in small and mid-sized markets predominately in the Southeast, Southwest, Mid-Atlantic and the lower Midwest regions of the United States.  Our fiscal year ends on the Saturday closest to January 31 of each year.  Our merchandise assortment features a core selection of brand name merchandise emphasizing team sports equipment, athletic and fashion apparel and footwear.  We complement this core assortment with a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

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

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  We place our cash equivalents in high credit quality financial institutions.  We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the balance sheet exceeds the FDIC insurance limits per institution.  Amounts due from third party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at November 1, 2008 and February 2, 2008 were $1.9 million and $2.4 million, respectively.

Short-Term Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  We determine the appropriate classification at the time of purchase. We held approximately $0.3 million and $0.2 million of investments in securities at November 1, 2008 and February 2, 2008, respectively.  Our investments in securities primarily consisted of municipal bonds classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value.  As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our securities. All income generated from these securities is recorded as interest income.  We continually evaluate our short-term investments for other than temporary impairment.

Trade and Other Accounts Receivable

Trade accounts receivable consists primarily of amounts due to us from sales to educational institutions and youth associations. We do not require collateral and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at November 1, 2008 and February 2, 2008 was $60,000 and $46,000, respectively.

Other accounts receivable consists primarily of tenant allowances due from landlords and cooperative advertising due from vendors, all of which are deemed to be collectible.

Inventory Valuation

Lower of Cost or Market:  Inventories are valued using the lower of weighted-average cost or market method.  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of November 1, 2008 and February 2, 2008, the accrual was $1.9 million and $1.5 million, respectively.  A determination of net realizable value requires significant judgment and estimates.

Shrinkage:  We accrue for inventory shrinkage based on the actual historical results of our most recent physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Store counts are typically performed on a cyclical basis and the distribution center’s counts have historically been performed mid-year and in late December or early January every year.  In Fiscal 2009, the distribution center’s counts are being performed quarterly.  As of November 1, 2008 and February 2, 2008, the accrual was $0.9 million for both periods.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented approximately 46.4% and 46.3% of our purchases for the thirteen weeks ended November 1, 2008 and November 3, 2007, respectively.  Our second largest vendor represented approximately 11.4% and 8.9% of our purchases while our third largest vendor represented approximately 10.1% and 10.4% of our purchases for the thirteen weeks ended November 1, 2008 and November 3, 2007, respectively.

For the thirty-nine weeks ended November 1, 2008 and November 3, 2007, Nike, our largest vendor, represented approximately 50.3% and 48.4% of our purchases, respectively.  Our second largest vendor represented approximately 8.3% and 9.4% of our purchases while our third largest vendor represented approximately 8.3% and 6.8% of our purchases for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.

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

Construction in progress is comprised primarily of property and equipment related to unopened stores and costs associated with technology upgrades at period end.  At November 1, 2008, construction in progress was comprised mostly of a conveyor project in our distribution center and expenses related to unopened stores.

Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from property and equipment and the related gain or loss is credited or charged to income.

Self-Insurance Accrual

We are self-insured for a significant portion of our health insurance. Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions. To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $0.1 million per covered person per year or $2.0 million per year in the aggregate.  As of November 1, 2008 and February 2, 2008, the accrual for these liabilities was $0.6 million and $0.5 million, respectively, and was included in accrued expenses in the unaudited condensed consolidated balance sheets.

We are also self-insured for our workers’ compensation and general liability insurance up to an established deductible with a cumulative stop loss.  As of November 1, 2008 and February 2, 2008, the accrual for these liabilities (which is not discounted) was $0.3 million for both periods and was included in accrued expenses in the unaudited condensed consolidated balance sheets.

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

On our unaudited condensed consolidated statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current.  The liability for the current portion of unamortized landlord allowances was $4.0 million and $3.9 million at November 1, 2008 and February 2, 2008, respectively.  The liability for the long-term portion of unamortized landlord allowances was $13.7 million and $14.6 million at November 1, 2008 and February 2, 2008, respectively.  The non-cash portion of landlord allowances received is immaterial.

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

It is not our policy to take unclaimed layaway deposits and unredeemed gift cards into income.  As of November 1, 2008 and November 3, 2007, there was no breakage revenue recorded in income.  The deferred revenue liability for layaway deposits and unredeemed gift cards was $1.9 million and $2.1 million at November 1, 2008 and February 2, 2008, respectively.  Any unrecognized breakage revenue is immaterial.  We escheat unredeemed gift cards to the extent required by law.

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

Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of long-lived assets may be impaired and not recoverable. Our policy is to recognize any impairment loss on long-lived assets as a charge to current income when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Impairment is assessed considering the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on a comparison of the cost of the asset to fair value less any costs of disposition.  Evaluation of asset impairment requires significant judgment and estimates.

Advertising

We expense advertising costs when incurred. We participate in various advertising and marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred. A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as advertisements are run.

The following table presents the components of our advertising expense (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Gross advertising costs	$1,118	$1,220	$5,052	$5,113
Advertising reimbursements	(456)	(571)	(2,936)	(3,249)
Net advertising costs	$662	$649	$2,116	$1,864

Fair Value of Financial Instruments

Effective February 3, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of November 1, 2008 (in thousands).

	Level I	Level II	Level III	Total
Short-term investments	$279	$-	$-	$279

Financial Accounting Standard Board (FASB) Staff Position (FSP) Financial Accounting Standard (FAS) No. 157-2, “Effective Date of FASB Statement No. 157,” delayed the effective date for all nonfinancial assets and liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (see Note 2 below).

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in determining the fair value of assets and liabilities for which there is no active market or the principal market for such asset or liability is not active.  This FSP was effective upon issuance and did not have a material impact on our consolidated financial statements.

2.           Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources for U.S. generally accepted accounting principles (GAAP) and lists the categories in descending order.  An entity should follow the highest category of GAAP applicable for each of its accounting transactions.  SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board (PCAOB) amendments to remove the hierarchy of generally accepted accounting principles from auditing standards.  The SEC approved the PCAOB amendments on September 16, 2008, making SFAS No. 162 effective on November 15, 2008.  The adoption of SFAS No. 162 did not have a material impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined.  SFAS No. 157 may require companies to provide additional disclosures based on that hierarchy.  This statement was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued FSP No. 157-2 which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to certain nonfinancial assets and liabilities.  We adopted SFAS No. 157 as of February 3, 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay.  The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.  We do not expect the adoption of the remaining provisions of SFAS No. 157 to have a material impact on our consolidated financial statements.

3.           Debt

At November 1, 2008, we had two unsecured revolving credit facilities, which are renewable in December 2008 and August 2009.  The facilities allow for borrowings up to $50.0 million and $30.0 million, respectively, at a fixed rate, a rate based on prime or LIBOR plus 0.375%, at our election. Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  As of November 1, 2008, we had $14.9 million of debt outstanding under these facilities all of which is short-term in nature.  At February 2, 2008, we only had one credit facility that allowed borrowings up to $30.0 million.  As of February 2, 2008, we had no debt outstanding under this facility.

Subsequent to November 1, 2008, we renewed our existing $50.0 million facility at a rate equal to prime plus 2%.  The renewal was effective November 20, 2008 and will expire on November 20, 2009.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

4.           Stock-Based Compensation Plans

At November 1, 2008, we had four stock-based compensation plans:

(a)
The 2005 Equity Incentive Plan (Incentive Plan) provides that the Board of Directors (Board) may grant equity awards to certain employees of the Company at its discretion.  The Incentive Plan was adopted effective July 1, 2005 and authorizes grants of equity awards of up to 1,233,159 authorized but unissued shares of common stock.  At November 1, 2008, there were 761,047 shares available for grant under the Incentive Plan.

(b)
The 2005 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  The ESPP was adopted effective July 1, 2005.  At November 1, 2008, there were 140,730 shares available for purchase under the ESPP.

(c)
The 2005 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options.  The Deferred Plan was adopted effective July 1, 2005 and authorizes grants of stock up to 112,500 authorized but unissued shares of common stock.  At November 1, 2008, there were 84,583 shares available for grant under the Deferred Plan.

(d)
The 2006 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors.  The DEP was adopted effective June 1, 2006 and authorizes grants of equity awards of up to 679,891 authorized but unissued shares of common stock.  At November 1, 2008, there were 609,891 shares available for grant under the DEP.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of November 1, 2008, the Company had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based awards (PSAs).  RSUs and options to purchase our common stock have been granted to officers, directors and key employees.  Beginning with the adoption of the Incentive Plan, a greater proportion of the awards granted to employees, including executive employees, have been RSUs as opposed to stock options when compared to grants made in prior years.  The annual grant made for Fiscal 2009 and Fiscal 2008 to employees consisted solely of RSUs.  We also have awarded PSAs to our named executive officers and expect the Board will continue to grant PSAs to key employees in the future.  The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Upon exercise, stock-based compensation awards are settled with authorized but unissued Company stock.  On May 30, 2008, the Compensation Committee of the Board awarded a grant of 19,900 non-qualified stock options to our Chief Executive Officer that vest equally over four years and have an eight year life.

The compensation costs that have been charged against income for these plans were as follows for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Stock-based compensation expense by type:
Stock options	$315	$389	$1,658	$1,682
Restricted stock awards	255	294	967	1,377
Employee stock purchase	28	22	72	75
Director deferred compensation	-	7	10	25
Total stock-based compensation expense	598	712	2,707	3,159
Tax benefit recognized	138	166	704	819
Stock-based compensation expense, net of tax	$460	$546	$2,003	$2,340

Share-based and deferred stock compensation expenses have been included in store operating, selling and administrative expenses.  There is no capitalized stock-based compensation cost.

The tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual tax benefit realized in our tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period.  The actual tax benefit realized for the deductions considered on our tax returns through November 1, 2008 and November 3, 2007 was from option exercises and totaled $0.6 million for both periods.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of our common stock on the date of grant.  During the period between July 2005 and December 2006, stock options were granted with an exercise price equal to the closing market price of our common stock on the last trading day preceding the date of grant.  Vesting and expiration provisions vary between equity plans.  Grants awarded to employees under the 1996 Plan, as amended, vest over a five-year period in equal installments beginning on the first anniversary of the grant date and expire on the tenth anniversary of the date of grant.  Grants awarded to employees under the Incentive Plan vest over a four-year period in equal installments beginning on the first anniversary of the grant date and expire on the eighth anniversary of the date of grant with the exception of a grant made on August 18, 2005, whose provisions provided for the five-year vesting schedule and ten-year term described in the 1996 Plan.  Grants awarded to outside directors under both the DEP and Deferred Plan, vest immediately upon grant and expire on the tenth anniversary of the date of grant.

Following is the weighted average fair value of each option granted during the thirty-nine weeks ended November 1, 2008.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for each period:

	Thirty-Nine Weeks Ended November 1, 2008
Grant date	3/14/08	3/18/08	3/31/08	5/30/08	6/30/08	9/30/08
Weighted average fair value at date of grant	$5.92	$6.36	$6.67	$10.03	$9.18	$9.24
Expected option life (years)	4.20	4.20	4.20	5.07	4.20	4.76
Expected volatility	50.61%	50.89%	51.68%	50.18%	50.38%	51.54
Risk-free interest rate	2.12%	2.19%	2.27%	3.39%	3.14%	2.60%
Dividend yield	None	None	None	None	None	None

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

The volatility used to value stock options is based on historical volatility.  We calculate historical volatility using an average calculation methodology based on daily price intervals as measured over the expected term of the option.  We have consistently applied this methodology since our adoption of the original disclosure provisions of SFAS No. 123, “Accounting for Share-Based Compensation.”

Beginning with awards granted in the second quarter of Fiscal 2008, we base the risk-free interest rate on the annual continuously compounded risk-free rate with a term equal to the option’s expected term.  Previously, we used the market yield on U.S. Treasury securities.  While the difference between the two rates is minimal and has only a slight effect on the fair value calculation, we believe using the annual continuously compounded risk-free rate is more compliant with SFAS No. 123R, “Share-Based Payments.”  The dividend yield is assumed to be zero since we have no current plan to declare dividends.

Activity for our option plans during the thirty-nine weeks ended November 1, 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at February 2, 2008	1,283,758	$15.89		$7,559
Granted	69,963	16.65
Exercised	(81,320)	7.91
Forfeited, cancelled or expired	(3,725)	24.98

Options outstanding at November 1, 2008	1,268,676	$16.41	5.29	$5,728

Exercisable at November 1, 2008	1,015,299	$14.68	5.11	$5,566

The weighted average grant fair value of options granted during the thirteen weeks ended November 1, 2008 and November 3, 2007 was $9.24 and $9.56, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the thirteen weeks ended November 1, 2008 and November 3, 2007 was $0.3 million and $0.4 million, respectively, before the recognized income tax benefit of $42,000 and $50,000, respectively.

The weighted average grant fair value of options granted during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $7.42 and $10.50, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $1.7 million for both periods, before the recognized income tax benefit of $0.3 million for both periods.

The total intrinsic value of stock options exercised during the thirteen weeks ended November 1, 2008 and November 3, 2007 was $0.9 million and $0.1 million, respectively.  The intrinsic value of stock options is defined as the difference between the current market value and the grant price.  The total cash received from these stock option exercises during the thirteen weeks ended November 1, 2008 and November 3, 2007 was $0.5 million and $0.1 million, respectively.

The total intrinsic value of stock options exercised during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $1.2 million and $1.8 million, respectively.  The total cash received from these stock option exercises during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $0.6 million and $0.9 million, respectively.  Excess tax benefits from stock option exercises are included in cash flows from financing activities as required by SFAS No. 123R.  As of November 1, 2008, there was $1.6 million of unrecognized compensation cost related to nonvested stock options.  This cost is expected to be recognized over a weighted-average period of 1.36 years.

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

The following table summarizes the restricted stock awards activity under all of our plans during the thirty-nine weeks ended November 1, 2008:

	Number of Awards	Weighted-Average Grant Date Fair Value
Restricted stock awards outstanding at February 2, 2008	143,046	$29.28
Granted	230,255	15.11
Vested	(24,900)	32.37
Forfeited, cancelled or expired	(34,199)	17.19

Restricted stock awards outstanding at November 1, 2008	314,202	$19.96

There were no restricted stock awards granted during the thirteen weeks ended November 1, 2008 and November 3, 2007.  The weighted-average grant date fair value of our RSUs granted was $15.11 and $28.30 for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the comparable thirteen week periods was $0.3 million for both periods, before the recognized income tax benefit of $0.1 million for both periods.  The compensation expense included in store operating, selling and administrative expenses and recognized during the comparable thirty-nine week periods was $1.0 million and $1.4 million, respectively, before the recognized income tax benefit of $0.4 million and $0.5 million, respectively.

There were no restricted stock awards that vested during the current thirteen week period.  There was one restricted stock award of 24,900 units that vested during the current thirty-nine week period with an intrinsic value of $0.4 million.  No restricted stock awards vested during the comparable period in the prior year.  The total intrinsic value of our restricted stock awards outstanding and unvested at November 1, 2008 and November 3, 2007 was $5.6 million and $4.3 million, respectively.  As of November 1, 2008, there was approximately $4.1 million of total unrecognized compensation cost related to restricted stock awards.  This cost is expected to be recognized over a weighted-average period of 2.94 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the fair market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employees purchased 4,857 shares of common stock at $17.02 per share through the ESPP during the thirteen weeks ended November 1, 2008.  Our employees purchased 18,798 shares of common stock at an average price of $14.37 during the thirty-nine weeks ended November 1, 2008.  During the thirteen weeks ended November 3, 2007, our employees purchased 4,304 shares of common stock at $21.08 per share through the ESPP.  Our employees purchased 13,221 shares of common stock at an average price of $22.95 during the thirty-nine weeks ended November 3, 2007.

The assumptions used in the option pricing model for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Weighted average fair value at date of grant	$4.82	$5.57	$4.26	$6.07
Expected life (years)	0.25	0.25	0.25	0.25
Expected volatility	50.3%	36.3%	48.0%-50.8%	36.3%-41.8%
Risk-free interest rate	1.88%	4.75%	1.28%-3.06%	4.75%-5.08%
Dividend yield	None	None	None	None

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin (FTB) No. 97-1, “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” as amended by SFAS No. 123R.  The compensation expense included in store operating, selling and administrative expenses and recognized during the thirteen weeks ended November 1, 2008 and November 3, 2007 was approximately $28,000 and $22,000, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was approximately $72,000 and $75,000, respectively.

Director Deferred Compensation

Under the Deferred Plan, outside non-employee directors can elect to defer all or a portion of their Board and Board committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into our common stock are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, Board and Board committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  No stock units were deferred during the third quarter of Fiscal 2009 and 292 stock units were deferred during the third quarter of Fiscal 2008.  A total of 664 and 918 stock units were deferred under this plan through the third quarter of Fiscal 2009 and Fiscal 2008, respectively.  As of June 2, 2008, all stock units deferred under this plan have been released to the participant upon retirement from the Board of Directors.

No compensation expense was recognized during the thirteen weeks ended November 1, 2008.  The compensation expense included in store operating, selling and administrative expenses and recognized during the thirteen weeks ended November 3, 2007 was approximately $7,000 before the recognized income tax benefit of $3,000.  The compensation expense included in store operating, selling and administrative expenses and recognized during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was approximately $10,000 and $25,000, respectively, before the recognized income tax benefit of $4,000 and $10,000, respectively.

5.           Defined Contribution Plans

We maintain a 401(k) plan for the benefit of our employees.  In addition to the Hibbett Sports, Inc. 401(k) Plan (Existing Plan), in November 2007, our Board adopted the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees of the Company who are selected to participate in the Supplemental Plan.  The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation and receive an employer matching contribution equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 4.5% of compensation.  The employer matching contribution under the Existing Plan is equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 6.0% of compensation.  The employer matching contribution is determined each year and credited annually to participant accounts who are currently employed by the Company.  We expensed $0.1 million for the Existing Plan during each of the thirteen weeks ended November 1, 2008 and November 3, 2007.  We expensed $0.3 million and $0.4 million during the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.  We expensed $15,000 and $59,000 for the Supplemental Plan during the thirteen and thirty-nine weeks ended November 1, 2008.  No expense was incurred for the Supplemental Plan during the thirteen or thirty-nine weeks ended November 3, 2007.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Net income, in thousands	$7,652	$7,815	$21,815	$22,723

Weighted average number of common shares outstanding	28,494,587	31,074,731	28,551,470	31,312,106
Stock options	365,109	416,542	361,833	443,936
Restricted stock	70,610	62,363	70,000	66,464

Weighted average number of common shares outstanding and dilutive shares	28,930,306	31,553,636	28,983,303	31,822,506

Basic earnings per common share	$0.27	$0.25	$0.76	$0.73

Diluted earnings per common share	$0.26	$0.25	$0.75	$0.71

In calculating diluted earnings per share for the thirteen and thirty-nine weeks ended November 1, 2008 and November 3, 2007, options to purchase 309,496 and 279,681 shares of common stock, respectively, were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

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

We did not repurchase any shares of our common stock during the thirteen weeks ended November 1, 2008.  We repurchased 1,038,700 shares of our common stock during the thirty-nine weeks ended November 1, 2008 at a cost of $16.9 million bringing the total shares repurchased to 7,761,813 shares at a cost of $166.9 million.  After considering past stock repurchases, approximately $83.1 million of the total authorization remained for future stock repurchases at November 1, 2008.

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

Our corporate offices and our retail distribution center are leased under an operating lease. We own the Team Sales’ facility located in Birmingham, Alabama that warehouses inventory for educational institutions and youth associations. We believe our current distribution center is suitable and adequate to support our current needs as well as our expected needs over the next few years.

We currently operate 726 stores in 24 contiguous states, opening our first store in Wisconsin in the third quarter of Fiscal 2009.  Of these stores, 219 are located in malls and 507 are located in strip centers which are generally the centers of commerce and which are usually influenced by a Wal-Mart store.  Over the last several years, we have concentrated our store base growth in strip centers within the markets we target.

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

During the thirteen weeks ended November 1, 2008, we increased our lease commitments by a net of 14 retail stores and various office and transportation equipment.  The retail stores opened in the third quarter of Fiscal 2009 have initial lease termination dates between October 2013 and January 2019.  At November 1, 2008, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current operating leases and including the net 14 store operating leases added during the thirteen weeks ended November 1, 2008, were as follows (in thousands):

Remaining Fiscal 2009	$10,807
Fiscal 2010	42,139
Fiscal 2011	35,769
Fiscal 2012	29,251
Fiscal 2013	23,365
Fiscal 2014	16,394
Thereafter	26,934
TOTAL	$184,659

Incentive Bonuses.

Specified officers and employees of our Company are entitled to incentive bonuses, primarily based on operating income of our Company or particular operations thereof.  At November 1, 2008 and February 2, 2008, there was $1.8 million and $0.6 million of bonus related expense included in accrued expenses.

In addition, starting in March 2006, the Compensation Committee (Committee) of the Board of Directors of our Company began placing performance criteria on awards of RSUs to our named executive officers under the Incentive Plan.  The performance criteria are primarily tied to performance targets with respect to future sales and operating income over a specified period of time.  These PSAs are being expensed under the provisions of SFAS No. 123R and are evaluated each quarter to determine the probability that the performance conditions set within will be met.  We expect the Committee to continue to place performance criteria on awards of RSUs to our named executive officers.

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.  At November 1, 2008, we estimate that the liability related to these matters is approximately $30,000 and accordingly, have accrued $30,000 as a current liability on our unaudited condensed consolidated balance sheet.  As of February 2, 2008, we had accrued $0.8 million as it related to our estimated liability for legal proceedings which primarily consisted of an amount accrued for a pending lawsuit that has since been settled.

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

Beginning with the adoption of FIN No. 48, we classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities.  As of November 1, 2008 and February 2, 2008, our total liability for unrecognized tax benefits amounted to $2.9 million and $3.0 million, respectively, of which $1.1 million and $1.0 million, if recognized, would affect our effective tax rate, respectively.  Our liability for unrecognized tax benefits is generally presented as non-current.  However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current.

We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.  As of November 1, 2008 and February 2, 2008, we had accrued $0.4 million and $0.3 million, respectively, for gross interest and penalties, which is generally classified as a non-current liability.

We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2006 or by most state taxing jurisdictions for years prior to Fiscal 2003.  We do not anticipate a material change in our FIN No. 48 liability in the next 12 months.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hibbett Sports, Inc. operates sporting goods stores in small and mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and the lower Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of November 1, 2008, we operated a total of 726 retail stores composed of 704 Hibbett Sports stores, 18 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 24 states, opening our first store in Wisconsin in the third quarter of  Fiscal 2009.

Our primary retail format and growth vehicle is Hibbett Sports, a 5,000-square-foot store located primarily in strip centers which are usually influenced by a Wal-Mart store and in enclosed malls. Over the last several years, we have concentrated and expect to continue our store base growth in strip centers versus enclosed malls.  We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of quality branded merchandise and a high level of customer service. We do not expect that the average size of our stores opening in Fiscal 2009 will vary significantly from the average size of stores opened in Fiscal 2008.

We historically have comparable store sales in the low to mid-single digit range.  We plan to increase total company-wide square footage by approximately 9% in Fiscal 2009, which is below our increases over the last several years. We believe total sales percentage growth will be mid to high single digits in Fiscal 2009.  Over the past several years, we have increased our gross profit due to improved vendor discounts, fewer retail reductions, increased efficiencies in logistics and systems and favorable leveraging of store occupancy costs. We expect this trend to continue with a slight improvement in gross profit rate in Fiscal 2009.

Due to our increased sales, we have historically leveraged our store operating, selling and administrative expenses. Based on projected sales, we expect store operating, selling and administrative rates to increase in Fiscal 2009 primarily due to lower than normal historical sales growth and increases in statutory minimum wage and bonus and sales related expenses. We expect to continue to generate sufficient cash to enable us to expand and remodel our store base and to provide capital expenditures for both distribution center and technology upgrade projects.

We maintain a merchandise management system that allows us to identify and monitor trends.  However, this system does not produce U.S. generally accepted accounting principles (GAAP) financial information by product category.  Therefore, it is impracticable to provide GAAP net sales by product category.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statement of operations for fiscal years ended January 31, 2009 and February 2, 2008 will include 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

Significant Accounting Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with GAAP.  The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our significant accounting policies and estimates are described in Note 1 to the unaudited condensed consolidated financial statements and more fully in the Fiscal 2008 Annual Report on Form 10-K filed on April 2, 2008.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 of our unaudited condensed consolidated financial statements for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth unaudited condensed consolidated statements of operations items expressed as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Costs of goods sold, including distribution and store occupancy costs	66.7	67.2	67.1	66.9
Gross profit	33.3	32.8	32.9	33.1

Store operating, selling and administrative expenses	22.2	20.8	21.9	21.0
Depreciation and amortization	2.6	2.3	2.5	2.4
Operating income	8.6	9.7	8.5	9.7

Interest income	-	0.1	-	0.1
Interest expense	(0.1)	-	(0.1)	-
Interest (expense) income, net	(0.1)	0.1	(0.1)	0.1

Income before provision for income taxes	8.5	9.8	8.4	9.8
Provision for income taxes	3.0	3.7	3.1	3.8
Net income	5.5%	6.0%	5.2%	6.0%

Note:  Columns may not sum due to rounding.

Thirteen Weeks Ended November 1, 2008 Compared to Thirteen Weeks Ended November 3, 2007

Net sales.  Net sales increased $10.5 million, or 8.1%, to $140.1 million for the thirteen weeks ended November 1, 2008 from $129.6 million for the comparable period in the prior year.  The following factors helped define this quarter:

•
We opened 22 Hibbett Sports stores and closed 8 in the thirteen weeks ended November 1, 2008.  New stores and stores not in the comparable store net sales calculation increased $10.0 million during the thirteen week period.

•	We experienced a 0.4% increase in comparable store net sales for the thirteen weeks ended November 1, 2008. Higher comparable store net sales contributed $0.5 million to the increase in net sales.

The increase in comparable store sales was primarily attributable to a slight increase in the number of items per transaction and improved efficiencies in systems that enhanced our ability to offer the right product in the right store.  We also believe that the close proximity of our stores, coupled with branded merchandise selection and fuel costs, encouraged the customer in our smaller markets to shop closer to home.  Our sales were negatively impacted by severe weather events in the Sunbelt during the quarter.

We experienced the following performance trends in the thirteen week period ended November 1, 2008:

•
Branded activewear performance increased slightly in women’s and children’s and led by Under Armour and Nike technical products.  Urban lifestyle apparel consisting primarily of men’s lifestyle was negative continuing a trend from previous periods.

•
Licensed business was negative mid-single-digits, while Mixed Martial Arts apparel performed very well.  We also saw strong improvements in accessories led by Nike, Under Armour, Shock Doctor, Wilson and Oakley.

•
Footwear was positive single-digits overall although women’s footwear underperformed.  Key performers included Nike Shox, Air Force One, Air Jordan, Adidas Bounce, Asics Performance Running, DC Skate and Under Armour Training shoes.

•	Equipment was negative low-single-digits.
•	Strip center locations continue to outperform enclosed mall stores and non-urban stores continue to outperform urban locations.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  During the thirteen weeks ended November 1, 2008, 614 stores were included in the comparable store sales comparison.  Our four Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we have plans to open additional superstores in the future.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $46.7 million, or 33.3% of net sales, in the thirteen weeks ended November 1, 2008, compared with $42.5 million, or 32.8% of net sales, in the same period of the prior fiscal year.  Our increase in gross profit percent was due primarily to improvement in inbound freight and inventory shrinkage rates and the leveraging of occupancy and warehouse costs.  Distribution expense experienced decreases in data processing costs while fuel costs increased.  Occupancy expense decreased and saw its largest decrease in rent expense as a percent to net sales due primarily to favorable rent negotiations in new and existing locations.  Product margin increased due to improved shrinkage results and a lower sales return accrual.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $31.1 million, or 22.2% of net sales, for the thirteen weeks ended November 1, 2008, compared to $26.9 million, or 20.8% of net sales, for the comparable period a year ago.  We attribute this increase to the following factors:

•
Salary and benefit costs increased in our stores by 55 basis points, resulting primarily from increased incentive sales pay and increases in minimum wage.  These costs increased 70 basis points at the administrative level as the result of an increase in our bonus accrual based on our financial performance expectations for the year.

•	Health insurance expenses increased as a result of higher claims. Also increasing during the quarter were outbound freight and shipping expenses due to increased fuel costs and higher store count.
•	Somewhat offsetting the increases above were decreases in store training expenses and in stock-based compensation expenses, primarily resulting from forfeited awards.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.6% in the thirteen weeks ended November 1, 2008 compared to 2.3% for the comparable period a year ago.  The weighted-average lease term of new store leases added during the thirteen weeks ended November 1, 2008 decreased to 6.57 years compared to those added during the thirteen weeks ended November 3, 2007 of 6.80 years.  We attribute the increase in depreciation expense as a percent to sales primarily due to a change in estimate of the economic useful life of leasehold improvements in certain underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 3.0% in the thirteen weeks ended November 1, 2008, compared to 3.7% for the thirteen weeks ended November 3, 2007.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 35.6% and 38.2% for the thirteen weeks ended November 1, 2008 and November 3, 2007, respectively.  The decrease in rate over last year is primarily the result of employment-related tax credits and a lesser impact of discrete items as compared to last year.

Thirty-Nine Weeks Ended November 1, 2008 Compared to Thirty-Nine Weeks Ended November 3, 2007

Net sales.  Net sales increased $38.4 million, or 10.2%, to $416.3 million for the thirty-nine weeks ended November 1, 2008 from $377.9 million for the comparable period in the prior year.  The following factors helped define this period:

•
We opened 50 Hibbett Sports stores and closed 12 in the thirty-nine weeks ended November 1, 2008.  New stores and stores not in the comparable store net sales calculation increased $32.3 million during the thirty-nine week period.

•	We experienced a 1.7% increase in comparable store net sales for the thirty-nine weeks ended November 1, 2008. Higher comparable store net sales contributed $6.1 million to the increase in net sales.

The increase in comparable store sales was primarily attributable to an increase in the number of items per transaction and improved efficiencies in systems that enhanced our ability to offer the right product in the right store.  We also believe that the close proximity of our stores, coupled with branded merchandise selection and rising fuel costs, encouraged the customer in our smaller markets to shop closer to home.

We experienced the following performance trends in the thirty-nine week period ended November 1, 2008:

•	Children’s footwear performed well, while women’s footwear weakened. Men’s marquee product performed well.
•	The decline in the urban apparel business was offset by double-digit increases in Mixed Martial Arts.
•	Our strip center and non-urban stores outperformed our mall-based and urban stores.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  During the thirty-nine weeks ended November 1, 2008, 587 stores were included in the comparable store sales comparison.  Our four Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we have plans to open additional superstores in the future.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $136.8 million, or 32.9% of net sales, in the thirty-nine weeks ended November 1, 2008, compared with $125.0 million, or 33.1% of net sales, in the same period of the prior fiscal year.  Our decrease in gross profit percent was due primarily to increased markdowns and promotions in the early part of this year.  We also experienced an unfavorable comparison resulting from a favorable gross profit adjustment in prior year as we took all store inventories in the second quarter and the actual shrinkage was better than the accrued estimates.  Distribution expense experienced decreases in data processing and salary and benefit expenses while fuel costs increased.  Occupancy expense decreases were primarily due to decreases in rent expense as a percent to sales offset somewhat by an increase in utility expenses.  Product margin decreased due to increased markdowns and a shift in product mix towards footwear which tends to have a lower overall product margin.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $91.0 million, or 21.9% of net sales, for the thirty-nine weeks ended November 1, 2008, compared to $79.5 million, or 21.0% of net sales, for the comparable period a year ago.  We attribute this increase to the following factors:

•
Salary and benefit costs increased in our stores by 63 basis points, resulting primarily from increased incentive sales pay and increases in minimum wage.  These costs increased 38 basis points at the administrative level, partly as the result of an increase in corporate employee headcount and an increase in the bonus accrual based on our financial performance expectations for the year.

•
Health insurance expenses increased as a result of higher claims and an increase in our accrual.  Store training expenses increased somewhat as the result of higher attendance and travel costs to Hibbett U held at our corporate offices.

•
Somewhat offsetting the increases above was a decrease in stock-based compensation expense as the result of lower fair values, the timing of the expensing of certain executive grants and forfeited awards.  Other decreases were experienced in data processing and inventory counting expenses as compared against higher costs in the prior period when all stores were inventoried in the second quarter.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.5% in the thirty-nine weeks ended November 1, 2008 compared to 2.4% for the comparable period a year ago.  The weighted-average lease term of new store leases added during the thirty-nine weeks ended November 1, 2008 decreased slightly to 6.85 years compared to those added during the thirty-nine weeks ended November 3, 2007 of 6.88 years.  We attribute the slight increase in depreciation expense as a percent to sales primarily due to a change in estimate of the economic useful life of leasehold improvements in certain underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 3.1% in the thirty-nine weeks ended November 1, 2008, compared to 3.8% for the thirty-nine weeks ended November 3, 2007.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.2% and 38.5% for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.  The decrease in rate over last year is primarily the result of employment-related tax credits and a lesser impact of discrete items as compared to last year.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	November 1,	November 3,
	2008	2007
Net cash provided by operating activities:	$5,633	$15,588
Net cash used in investing activities:	(9,116)	(10,448)
Net cash used in financing activities:	(734)	(24,756)
Net decrease in cash and cash equivalents	$(4,217)	$(19,616)

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

Net cash provided by operating activities was $5.6 million for the thirty-nine weeks ended November 1, 2008 compared with net cash provided by operating activities of $15.6 million for the thirty-nine weeks ended November 3, 2007.  The largest use of cash during the period resulted from an increase in inventory of $20.9 million due in part by a higher store count and by cost inflation.  The inventory level on a per store basis decreased by 2.0%.  Other uses of cash during the period included a decrease in accounts payable of $4.9 million and an increase of $1.2 million in prepaid expenses and other current assets.  Net income of $21.8 million and non-cash charges, including depreciation and amortization expense of $10.5 million and stock-based compensation expense of $2.7 million also helped offset uses of cash in operating activities.

The largest uses of cash during the thirty-nine weeks ended November 3, 2007 resulted from an increase in inventory of $23.1 million, accrued income taxes of $5.6 million and prepaid expenses and other current assets of $1.2 million.  Offsetting this use of cash was an increase in accounts payable of $10.6 million, net income of $22.7 million and non-cash charges, including depreciation and amortization expense of $9.0 million and stock-based compensation expense of $3.2 million.

Investing Activities.

Cash used in investing activities in the thirty-nine weeks ended November 1, 2008 totaled $9.1 million.  Net purchases of short-term investments were approximately $0.1 million compared to net purchases of short-term investments of $0.3 million as of November 3, 2007.  Capital expenditures used $9.1 million of cash in the thirty-nine weeks ended November 1, 2008 compared to $10.2 million for the comparable period last year.  We use cash in investing activities to build new stores and remodel or relocate existing stores.  Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened 50 new stores and relocated or remodeled 7 existing store during the thirty-nine weeks ended November 1, 2008 as compared to opening 44 new stores and relocating or remodeling 11 existing stores during the thirty-nine weeks ended November 3, 2007.

We estimate the cash outlay for capital expenditures in Fiscal 2009 will be approximately $15.0 million, which relates to the opening of 75 to 79 new stores, remodeling of selected existing stores, information technology upgrades and enhancements and various improvements at our headquarters and distribution center.  Of the total budgeted dollars for capital expenditures for Fiscal 2009, we anticipate that approximately 80% will be related to the opening of new stores and remodeling or relocating existing stores.  Approximately 10% will be related to improvements in information technology and distribution with the remaining 10% related primarily to loss prevention tools, office space improvements, equipment and automobiles.

Financing Activities.

Net cash used in financing activities was $0.7 million in the thirty-nine weeks ended November 1, 2008 compared to net cash used in financing activities of $24.8 million in the prior year period.  The cash fluctuation as compared to the same period last fiscal year was primarily due to the borrowings against our credit facilities to repurchase shares of our common stock and to finance our inventory position in preparation for the back-to-school and holiday selling seasons.  In the thirty-nine weeks ended November 1, 2008, we expended $16.9 million on repurchases of our common stock compared to $26.4 million for the thirty-nine weeks ended November 3, 2007.  Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At November 1, 2008, we had two unsecured revolving credit facilities that allow borrowings up to $50.0 million and $30.0 million, respectively, and which renew in December 2008 and August 2009, respectively. The facilities do not require a commitment or agency fee nor are there any covenant restrictions. We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of November 1, 2008, we had $14.9 million of debt outstanding under these facilities.

Subsequent to November 1, 2008, we renewed our existing $50.0 million facility at a rate equal to prime plus 2%.  The renewal was effective November 20, 2008 and will expire on November 20, 2009.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

At November 3, 2007, we had one unsecured revolving credit facility that allowed borrowings up to $30.0 million and which renewed annually in August. Under the provisions of this facility, we could draw down funds when our main operating account fell below $100,000. The facility did not require a commitment or agency fee nor are there any covenant restrictions. As of November 3, 2007, we did not have any debt outstanding under this facility.

Based on our current operating and store opening plans and management’s plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of November 1, 2008. All purchase obligations are cancelable.

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

Although our operations are influenced by general economic conditions, we do not believe that, historically, inflation has had a material impact on our results of operations as we are generally able to pass along inflationary increases in costs to our customers.  However, in recent periods, we have experienced an impact on overall sales due to a consumer spending slowdown spawned by the commercial and consumer credit environment, fuel prices, a slump in the housing market and cost inflation from foreign suppliers.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our credit facilities which bear an interest rate that varies with LIBOR, prime or fixed rates.  We have cash and cash equivalents at financial institutions that are in excess of federally insured limits per institution.  With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

At November 1, 2008, we had $14.9 million outstanding under our credit facilities.  There were 91 days and 263 days during the thirteen and thirty-nine weeks ended November 1, 2008, respectively, where we incurred borrowings against our credit facilities for an average borrowing of $19.5 million and $24.4 million, respectively.  The maximum borrowing was $29.5 million and $47.1 million for the thirteen and thirty-nine weeks ended November 1, 2008, respectively, with a weighted-average interest rate of 3.05% and 3.09%, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of November 1, 2008.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of November 1, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended November 1, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.  At November 1, 2008, we estimate that the liability related to these matters is approximately $30,000 and accordingly, have accrued $30,000 as a current liability on our unaudited condensed consolidated balance sheet.  As of February 2, 2008, we had accrued $0.8 million as it related to our estimated liability for legal proceedings which primarily consisted of an amount accrued for a pending lawsuit that has since been settled.

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

In addition to the “Warning About Forward-Looking Statements” in the introduction and other information set forth in this report, you should carefully consider the disclosure in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2008, as filed on April 2, 2008 and in our Quarterly Report on Form 10-Q for the period ended August 2, 2008, as filed on September 9, 2008 with the SEC, discussing factors which could materially affect our business, financial condition or future results.

Disruptions in the capital and credit markets related to the current national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and vendors.

The current disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and vendors.  Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity.  Such disruptions may also adversely impact the capital needs of our customers and vendors, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

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

10.2
Credit Agreement between the Company and Regions Bank, effective August 28, 2008; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 20, 2008.

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

HIBBETT SPORTS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Vice President & Chief Financial Officer
Date: December 8, 2008		(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.

10.1
Sub-Sub-Sublease Agreement between Hibbett Sporting Goods, Inc. and Books-A-Million, dated April 23, 1996; incorporated by reference as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 7, 2006.

10.2
Credit Agreement between the Company and Regions Bank, effective August 28, 2008; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 20, 2008.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

	*	Filed Within