Form 10-K
period 2009-01-31
HIBBETT SPORTS INC
filed 2009-03-31
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                           January 31, 2009

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $591,176,198 on August 2, 2008, based on the closing sale price of $20.77 at August 2, 2008 for the common stock on such date on the NASDAQ Global Select Market.

The number of shares outstanding of the Registrant’s common stock, as of March 27, 2009 was 28,560,404.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders to be held May 28, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.   Registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 27, 2009.

HIBBETT SPORTS, INC.

INDEX

			Page
PART I
Item	1.	Business.	5
Item	1A.	Risk Factors.	9
Item	1B.	Unresolved Staff Comments.	13
Item	2.	Properties.	13
Item	3.	Legal Proceedings.	14
Item	4.	Submission of Matters to a Vote of Security Holders.	14

PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	15
Item	6.	Selected Consolidated Financial Data.	17
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	27
Item	8.	Consolidated Financial Statements and Supplementary Data.	28
Item	9.	Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Consolidated Financial Disclosure.	48
Item	9A.	Controls and Procedures.	48
Item	9B.	Other Information.	49

Part III
Item	10.	Directors, Executive Officers and Corporate Governance.	50
Item	11.	Executive Compensation.	50
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	50
Item	13.	Certain Relationships and Related Transactions, and Director Independence.	50
Item	14.	Principal Accounting Fees and Services.	50

Part IV
Item	15.	Exhibits and Consolidated Financial Statement Schedules.	51
		Signatures.	53

A warning about Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “target” or “estimate.”  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales changes, net sales growth and earnings;
•	our growth, including our plans to add, expand or relocate stores and square footage growth, our markets’ ability to support such growth and the suitability of our distribution facilities;
•	the possible effect of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facilities;
•	our seasonal sales patterns and assumptions concerning customer buying behavior;
•	our expectations regarding competition;
•	our ability to renew or replace store leases satisfactorily;
•
our estimates and assumptions as they relate to preferable tax and financial accounting methods, accruals, inventory valuations, dividends, carrying amount and liquidity of financial instruments and fair value of options and other stock-based compensation as well as our estimates of economic and useful lives of depreciable assets and leases;

•	our expectations concerning future stock-based award types;
•	our expectations concerning employee stock option exercise behavior;
•
the possible effect of inflation, market decline and other economic changes on our costs and profitability, including the impact of changes in fuel costs and a downturn in the retail industry or changes in levels of store traffic;

•
the possible effects of continued volatility and further deterioration of the capital markets, the commercial and consumer credit environment and the continuation of lowered levels of consumer spending resulting from the global economic downturn, lowered levels of consumer confidence and higher levels of unemployment;

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

Introductory Note

Unless specifically indicated otherwise, any reference to “2010” or “Fiscal 2010” relates to our year ending January 30, 2010.  Any reference to “2009” or “Fiscal 2009” relates to our year ended January 31, 2009. Any reference to “2008” or “Fiscal 2008” relates to our year ended February 2, 2008.  Any reference to “2007” or “Fiscal 2007” relates to our year ended February 3, 2007.

PART 1

Item 1.              Business.

Our Company

Our Company was originally organized in 1945 under the name Dixie Supply Company in Florence, Alabama, in the marine and small aircraft business. In 1951, the Company started targeting school athletic programs in North Alabama and by the end of the 1950’s had developed a profitable team sales business. In 1960, we sold the marine portion of our business and have been solely in the sporting goods business since that time. In 1965, we opened Dyess & Hibbett Sporting Goods in Huntsville, Alabama, and hired Mickey Newsome, our current Chief Executive Officer and Chairman of the Board. The next year, we opened another sporting goods store in Birmingham and by the end of 1980, we had 12 stores in central and northwest Alabama with a distribution center located in Birmingham and our central accounting office in Florence. We went public in October 1996 when we had 79 stores and were incorporated under the laws of the State of Delaware as Hibbett Sporting Goods, Inc.  We incorporated under the laws of the State of Delaware as Hibbett Sports, Inc. in January 2007 and on February 10, 2007, Hibbett Sports, Inc. became the successor holding company for Hibbett Sporting Goods, Inc., which is now our operating subsidiary.

Today, we are a rapidly-growing operator of sporting goods stores in small to mid-sized markets predominantly in the Southeast, Southwest, Mid-Atlantic and lower Midwest regions of the United States.  As of January 31, 2009, we operated 723 Hibbett Sports stores as well as 18 smaller-format Sports Additions athletic shoe stores and 4 larger-format Sports & Co. superstores in 24 states. Over the past two fiscal years, we have increased the number of stores from 613 stores to 745 stores, an increase in store base of approximately 22%. Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located primarily in strip centers which are usually influenced by a Wal-Mart store and in enclosed malls.

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

We make available free of charge on or through our website under the heading “Investor Information,” certain reports that we file with or furnish to the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, at no charge, by writing to:  Investor Relations, Hibbett Sports, Inc., 451 Industrial Lane, Birmingham, Alabama 35211.

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

We believe our ability to merchandise to local sporting and community interests differentiates us from our national competitors. This strong regional focus also enables us to achieve significant cost benefits including lower corporate expenses, reduced distribution costs and increased economies of scale from marketing activities. Additionally, we also use sophisticated information systems to maintain tight controls over inventory and operating costs and continually search for ways to improve efficiencies through information system upgrades.

We strive to hire enthusiastic sales people with an interest in sports. Our extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, videos, self-study courses, interactive group discussions and “Hibbett University” designed specifically for store management.

Our Store Concepts

Hibbett Sports

Our primary retail format is Hibbett Sports, a 5,000 square foot store located primarily in strip centers which are usually influenced by a Wal-Mart store or in enclosed malls. In considering locations for our Hibbett Sports stores, we take into account the size, demographics and competitive conditions of each market. Of these stores, 524 Hibbett Sports stores are located in strip centers with the remaining 199 stores located in enclosed malls, the majority of which are the only enclosed malls in the county.

Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team sports. This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market. We strive to respond quickly to major sporting events of local interest. Such events in Fiscal 2009 included the Florida Gator’s victory in the Bowl Championship Series (BCS) national championship game as well as the successful seasons of the Tennessee Titans and the University of Alabama.

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

Team Sales

Hibbett Team Sales, Inc. (Team Sales), a wholly-owned subsidiary of the Company, is a leading supplier of customized athletic apparel, equipment and footwear to school, athletic and youth programs primarily in Alabama. Team Sales sells its merchandise directly to educational institutions and youth associations. The operations of Team Sales are independent of the operations of our retail stores. Team Sales does not meet the quantitative or qualitative reporting requirements of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information.

Our Expansion Strategy

In Fiscal 1994, we began to accelerate our rate of new store openings to take advantage of the growth opportunities in our target markets. We have currently identified over 350 potential markets for future Hibbett Sports stores generally within the states in which we operate. Our clustered expansion program, which calls for opening new stores within a two-hour driving distance of an existing Hibbett location, allows us to take advantage of efficiencies in distribution, marketing and regional management. We believe our current distribution center can support over 1,200 stores.

In Fiscal 2010, we plan to open 65 to 70 new stores and close 20 to 25 stores while we will also expand approximately 20 stores we feel have significant additional sales potential.  This growth plan represents a decline over our historical store opening rates.  While we expect to continue to expand, we have found it more difficult in the current economic environment and particularly in the commercial real estate market, to get our stores open at our historical rate of growth.

In evaluating potential markets, we consider population, economic conditions, local competitive dynamics, availability of suitable real estate and proximity to existing Hibbett stores. Our continued growth largely depends on our ability to open new stores in a timely manner, to operate them profitably and to manage them effectively. Additionally, successful expansion is subject to various contingencies, many of which are beyond our control. See “Risk Factors.”

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

In addition, we have secured additional warehousing space in Birmingham for new store merchandise accumulation and have made an additional investment in our current distribution center that we believe will support our anticipated growth over the next few years primarily in the states we currently operate.  Because of the additional warehousing space and investment in our current distribution center coupled with improved technology and vendor assistance with cross-docking, we believe we can service over 1,200 stores with our current infrastructure in Birmingham.

We receive substantially all of our merchandise at our distribution center. For key products, we maintain backstock at the distribution center that is allocated and distributed to stores through an automatic replenishment program based on items that are sold. Merchandise is typically delivered to stores weekly via Company-operated vehicles.

Our Merchandising Strategy

Our merchandising strategy is to provide a broad assortment of quality brand name footwear, athletic equipment, and apparel at competitive prices in a full service environment. Historically, as well as for Fiscal 2009, our most popular consumer item is athletic footwear, followed by performance and fashion apparel and team sports equipment, ranked according to sales.

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

Our merchandising staff, operations staff and management analyze current sporting goods trends primarily through the gathering and analyzing of daily sales activity available through point-of-sale terminals located in the stores.  Other strategic measures we utilize to recognize trends or changes in our industry include:

•	studying other retailers for best practices in merchandising;
•	attending various trade shows, both in our industry and outside as well as reviewing industry trade publications;
•	staying active in industry associations such as the National Sporting Goods Association (NSGA);
•	visiting competitor store locations;
•	monitoring product selection at competing stores;
•	maintaining close relationships with vendors and other retailers; and
•	communicating with our regional vice presidents, district managers and store managers.

The merchandising staff works closely with store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities.

Our success depends in part on our ability to anticipate and respond to changing merchandise trends and consumer demand on a store level in a timely manner. See “Risk Factors.”

Our Vendor Relationships

The sporting goods retail business is very brand name driven. Accordingly, we maintain relationships with a number of well-known sporting goods vendors to satisfy customer demand. We believe that our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets. As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors. As our vendors expand their product lines and grow in popularity, we expand sales and promotions of these products within our stores. In addition, as we continue to increase our store base and enter new markets, our vendors increase their brand presence within these regions. We also emphasize and work with our vendors to establish favorable pricing and to receive cooperative marketing funds. We believe that we maintain good working relationships with our vendors.  For the fiscal year ended January 31, 2009, Nike, our largest vendor, represented approximately 51.4% of our total purchases while our next largest vendor represented approximately 8.4% of our total purchases.  For the fiscal year ended February 2, 2008, Nike, our largest vendor, represented approximately 48.5% of our total purchases while our next largest vendor represented approximately 9.3% of our total purchases.

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

Our Advertising and Promotion

We target special advertising opportunities in our markets to increase the effectiveness of our advertising budget. In particular, we prefer advertising in local media as a way to further differentiate Hibbett from national chain competitors. Substantially all of our advertising and promotional spending is centrally directed. Print advertising, including direct mail catalogs and postcards to customers, serves as the foundation of our promotional program and accounted for the majority of our total advertising costs in Fiscal 2009.

Other advertising means, such as television commercials, outdoor billboards, Hibbett trucks, our MVP loyalty program and the Hibbett website, are used to reinforce Hibbett’s name recognition and brand awareness in the community.  Our internet marketing program, featuring our MVP loyalty program, has provided an expanded customer database that helps us target the specific needs of our customers.  By allowing us to reach and interact with our customers on a regular basis through e-mail, this marketing effort is quickly becoming the most efficient, timely and targeted segment of our marketing program.

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

Our stores compete with national chains that focus on athletic footwear, local sporting goods stores, department and discount stores, traditional shoe stores and mass merchandisers. On a limited basis, we have competition from national sporting goods chains in some of our mid-sized markets.  Although we face competition from a variety of competitors, including on-line competitors, we believe that our stores are able to compete effectively by being distinguished as sporting goods stores emphasizing team sports and fitness merchandise complemented by a selection of localized apparel and accessories. Our competitors may carry similar product lines and national brands, but we believe the principal competitive factors for all of our stores are service, breadth of merchandise offered, availability of brand names and availability of local merchandise. We believe we compete favorably with respect to these factors in the smaller markets predominantly in the Southeast, Southwest, Mid-Atlantic and lower Midwest regions of the United States. However, we cannot guarantee that we will be able to continue to compete successfully against existing or future competitors. Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets, could be detrimental to our business, financial condition and results of operations. See “Risk Factors.”

Our Trademarks

Our Company, by and through subsidiaries, is the owner or licensee of trademarks that are very important to our business. For the most part, trademarks are valid as long as they are in use and/or their registrations are properly maintained. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use.

Following is a list of active trademarks registered and owned by the Company:

•	Hibbett Sports, Registration No. 2717584
•	Sports Additions, Registration No. 1767761
•	Hibbett, Registration No. 3275037

Our Employees

As of January 31, 2009, we employed approximately 2,000 full-time and approximately 3,500 part-time employees, none of whom are represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. We cannot guarantee that our employees will not, in the future, elect to be represented by a union. We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

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

We have implemented programs in our stores and corporate offices to ensure that we hire and promote the most qualified employees in a non-discriminatory way. One of the most significant programs we have is Hibbett University or “Hibbett U” which is an intensive, four-day training session held at our corporate offices and designed specifically for store management.

Seasonality

We experience seasonal fluctuations in our net sales and results of operations.  Customer buying patterns around the spring sales period and the holiday season historically result in higher first and fourth quarter net sales.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, merchandise mix and demand for apparel and accessories driven by local interest in sporting events.

Item 1A. Risk Factors.

           You should carefully consider the following risks, as well as the other information contained in this report, before investing in shares of our common stock. If any of the following risks actually occur, our business could be harmed. In that case, the trading price of our common stock could decline, and you might lose all or part of your investment.

An extended downturn in the economy could affect consumer purchases of discretionary items, which could reduce our net sales.

In general, our sales represent discretionary spending by our customers.  A further slowdown in the U.S. economy or other economic conditions affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, lack of available credit, interest rates and tax rates may adversely affect our business.  A reduction in overall consumer spending which causes customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins.

Increasing volatility in financial markets or additional governmental regulations could cause a greater frequency or higher magnitude of change in many of the factors listed.  At this time, we are unable to determine the impact on our customers and our business, if any, of programs adopted by the U.S. government to stabilize and support the economy.

We may be unable to achieve our expansion plans for future growth.

We have grown rapidly primarily through opening new stores, growing from 67 stores at the beginning of Fiscal 1997 to 745 stores at January 31, 2009. We plan to increase our store base by opening 65 to 70 new Hibbett Sports stores while closing 20 to 25 stores in Fiscal 2010. Our continued growth depends, in large part, upon our ability to open new stores in a timely manner and to operate them profitably.  Successful expansion is subject to various contingencies, many of which are beyond our control. In order to open and operate new stores successfully, we must secure leases on suitable sites with acceptable terms, build-out and equip the stores with furnishings and appropriate merchandise, hire and train personnel and integrate the stores into our operations.

In addition, our expansion strategy may be subject to rising real estate and construction costs, available credit to landlords and developers and landlord bankruptcies that could inhibit our ability to sustain our rate of growth.  We may also face new competitive, distribution and merchandising challenges different from those we currently face.  We cannot give any assurances that we will be able to continue our expansion plans successfully; that we will be able to achieve results similar to those achieved with prior locations; or that we will be able to continue to manage our growth effectively. Our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations. In addition, our operating margins may be impacted in periods in which incremental expenses are incurred as a result of new store openings.

The slower pace of our retail store expansion may negatively impact our net sales growth and operating income.

The opening of new retail stores has contributed significantly to our growth in net sales.  In light of the challenging economic environment facing retailers and developers, we have made the strategic decision to slow down the pace of our retail store expansion.  We expect to increase our overall store base by approximately 6% in Fiscal 2010 compared to 8% in Fiscal 2009 and 12% in Fiscal 2008.  The slower pace of our retail store expansion may negatively impact our net sales growth and operating income.

Our estimates concerning long-lived assets and store closures may accelerate.

Our long-term success depends, in part, on our ability to operate stores in a manner that achieves appropriate returns on capital invested.  This is particularly challenging in the current economic environment.  We will only continue to operate existing stores if they meet required sales or profit levels.  In the current macroeconomic environment, the results of our existing stores are impacted not only by a reduced sales environment, but by a number of things that are outside our control, such as the loss of traffic resulting from store closures by significant other retailers in our stores’ immediate vicinity.

The recession, coupled with the volatility in the capital markets, all affect our business and macroeconomic environment and, ultimately, the revenue and profitability of our business.  To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges.  In addition, if we were to close stores, we could be subject to costs and impairment charges that may adversely affect our financial results.

Our stores are concentrated within the Southeast, Southwest, Mid-Atlantic and lower Midwest regions of the United States, which could subject us to regional risks.

Because our stores are located primarily in a concentrated area of the United States, we are subject to regional risks, such as the regional economy, weather conditions and natural disasters such as floods, droughts, tornadoes and hurricanes, increasing costs of electricity, oil and natural gas, as well as, government regulations specific in the states and localities within which we operate.  We sell a significant amount of team sports merchandise which can be adversely affected by significant weather events that postpone the start of or shorten sports seasons or that limit participation of fans and sports enthusiasts.

Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

Our business is subject to a wide array of laws and regulations.  Significant legislative changes that impact our relationship with our workforce (none of which are represented by unions as of the end of Fiscal 2009) could increase our expenses and adversely affect our operations.  Changes in other regulatory areas, such as consumer credit, privacy and information security or product safety, among others, could cause our expenses to increase.  In addition, if we fail to comply with applicable laws and regulations, particularly wage and hour laws, we could be subject to legal risk, including government enforcement action and class action civil litigation, which could adversely affect our results of operations.  Changes in tax laws, the interpretation of existing laws, or our failure to sustain our reporting positions on examination could adversely affect our effective tax rate.

From time to time, we are involved in lawsuits, including class action lawsuits brought against us for alleged violations of the Fair Labor Standards Act.  Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings.  We may incur losses relating to these claims and, in addition, these proceedings could cause us to incur costs and may require us to devote resources to defend against these claims which could adversely affect our results of operations.  For a description of current legal proceedings, see “Part I, Item 3, Legal Proceedings”.

Unauthorized disclosure of sensitive or confidential information that could harm our business and reputation with our consumers.

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

If we lose any of our key vendors or any of our key vendors fail to supply us with merchandise, we may not be able to meet the demand of our customers and our net sales could decline.

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

A disruption in the flow of imported merchandise or an increase in the cost of those goods may significantly decrease our net sales and operating income.

We believe many of our largest vendors source a substantial majority of their products from China and other foreign countries. Imported goods are generally less expensive than domestic goods and indirectly contribute significantly to our favorable profit margins.  We may experience a disruption or increase in the cost of imported vendor products at any time for reasons beyond our control. If imported merchandise becomes more expensive or unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our customers. Products from alternative sources may also be more expensive than those our vendors currently import. Risks associated with reliance on imported goods include:

•	disruptions in the flow of imported goods because of factors such as:
•	raw material shortages, work stoppages, strikes and political unrest;
•	problems with oceanic shipping, including blockages at U.S. or foreign ports;
•	economic crises and international disputes; and

•	increases in the cost of purchasing or shipping foreign merchandise resulting from:
•	foreign government regulations;
•	changes in currency exchange rates or policies and local economic conditions; and
•	trade restrictions, including import duties, import quotas or loss of “most favored nation” status with the United States.

In addition, to the extent that any foreign manufacturer from whom our vendors are associated may directly or indirectly utilize labor practices that are not commonly accepted in the United States, we could be affected by any resulting negative publicity. Our net sales and operating income could decline if vendors are unable to promptly replace sources providing equally appealing products at a similar cost.

Problems with our information system software could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.

The efficient operation of our business is dependent on the successful integration and operation of our information systems. In particular, we rely on our information systems to manage effectively our sales, distribution, merchandise planning and replenishment, to process financial information and sales transactions and to optimize our overall inventory levels. Most of our information systems are centrally located at our headquarters, with offsite backup at other locations.  Our systems, if not functioning properly, could disrupt our ability to track, record and analyze sales and inventory movement and could cause disruptions of operations, including, among other things, our ability to process and ship inventory, process financial information including credit card transactions, process payrolls or vendor payments or engage in other similar normal business activities.  Any material disruption, malfunction or any other similar problem in or with our information systems could negatively impact our financial results and materially adversely affect our business operations.

Pressure from our competitors may force us to reduce our prices or increase our spending, which would lower our net sales and operating income.

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

Our quarterly operating results, including comparable store net sales, will fluctuate and may not be a meaningful indicator of future performance and such fluctuations could adversely affect the market price of our common stock.

Our net sales and quarterly results of operations have fluctuated in the past and vary from quarter to quarter.  A number of factors, many outside our control, can cause variations in our quarterly results, including changes in product demand that we offer in our stores which may be influenced by the retirement or demise of sports superstars key to certain product promotions or strikes or lockouts involving professional sports teams.

We cannot assure you that comparable store net sales will trend at the rates achieved in prior periods or that rates will not decline.  Comparable store net sales vary from quarter to quarter, and an unanticipated decline in comparable store net sales may cause the price of our common stock to fluctuate significantly.  Factors which have historically affected, and will continue to affect our comparable store net sales results, include:

•	shifts in consumer tastes and fashion trends;
•	calendar shifts of holiday or seasonal periods;
•	the timing of new store openings and the relative proportion of new stores to mature stores;
•	the level of pre-opening expenses associated with new stores;
•	the amount and timing of net sales contributed by new stores;
•	changes in the other tenants in the shopping centers in which we are located;
•	pricing, promotions or other actions taken by us or our existing or possible new competitors; and
•	unseasonable weather conditions or natural disasters.

The market price of our common stock, like the stock market in general, is likely to be highly volatile.  Factors that could cause fluctuation in our common stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by investment analysts and our inability to meet or exceed those estimates;
•	additions or departures of key personnel;
•
market rumors or announcements by us or by our competitors of significant acquisitions, divestitures or joint ventures, strategic partnerships, large capital commitments or other strategic initiatives; and

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

We depend on key personnel.

We have benefited from the leadership and performance of our senior management, especially Michael J. Newsome, our Chairman and Chief Executive Officer.  If we lose the services of any of our principal executive officers, including Mr. Newsome, we may not be able to run our business effectively and operating results could suffer.  In particular, Mr. Newsome has been instrumental in directing our business strategy and maintaining long-term relationships with our key vendors.  The loss of principal executive officers could affect our ability to run our business effectively and our ability to successfully expand our operations.

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

Certain provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects and may discourage, delay or prevent a takeover attempt that a stockholder might consider in its best interest. These provisions, among other things:

•	classify our Board of Directors into three classes, each of which serves for different three-year periods;
•	provide that a director may be removed by stockholders only for cause by a vote of the holders of not less than two-thirds of our shares entitled to vote;
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease all of our existing 745 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand. Our leases typically provide for terms of five to ten years with options on our part to extend. Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated. We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations. Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases, recruiting and training qualified management personnel and the availability of market relevant inventory.

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area.  Historically, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.  However, we are beginning to experience some difficulty in securing leases for new stores related to new construction due to the economic issues facing the commercial real estate market and landlords, thus reducing our ability to open stores at our historical rates.  Based primarily on our belief that we maintain good relations with our landlords, that most of our leases are at approximate market rents and that generally we have been able to secure leases for suitable locations, we believe our lease strategy will not be detrimental to our business, financial condition or results of operations.

Our corporate offices and our retail distribution center are leased under an operating lease. We own the Team Sales’ facility located in Birmingham, Alabama that warehouses inventory for educational institutions and youth associations. We believe our current distribution center is suitable and adequate to support our immediate needs in the next few years.

Store Locations

As of January 31, 2009, we currently operate 745 stores in 24 contiguous states, opening our first store in Wisconsin in the third quarter of Fiscal 2009. Of these stores, 218 are located in malls and 527 are located in strip-shopping centers which are typically influenced by a Wal-Mart store. The following shows the number of locations by state as of March 27, 2009:

Alabama	79	Illinois	17	Mississippi	53	South Carolina	32
Arizona	7	Indiana	18	Nebraska	5	Tennessee	50
Arkansas	36	Kansas	18	New Mexico	9	Texas	75
Florida	36	Kentucky	35	North Carolina	43	Virginia	20
Georgia	85	Louisiana	41	Ohio	20	West Virginia	8
Iowa	6	Missouri	23	Oklahoma	31	Wisconsin	1
						TOTAL	748

Item 3.              Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.  At January 31, 2009, we estimate that the liability related to these matters is approximately $47,000 and accordingly, have accrued $47,000 as a current liability on our consolidated balance sheet.  As of February 2, 2008, we had accrued $0.8 million as it related to our estimated liability for legal proceedings which primarily consisted of an amount accrued for a pending lawsuit that has since been settled.

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

If the Company believes that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.  With respect to any matter, the Company could change its belief as to whether a loss is probable or estimable, or its estimate of loss, at any time.  Even though the Company may not believe a loss is probable or estimable, it is reasonably possible that the Company could suffer a loss with respect to that matter in the future.

Item 4.              Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of Fiscal 2009.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ/GS) under the symbol HIBB. The following table sets forth, for the periods indicated, the high and low sales prices of shares of our Common Stock as reported by NASDAQ.

	High	Low
Fiscal 2009:
First Quarter ended May 3, 2008	$19.42	$13.59
Second Quarter ended August 2, 2008	$23.31	$16.97
Third Quarter ended November 1, 2008	$25.15	$13.41
Fourth Quarter ended January 31, 2009	$17.69	$11.74

Fiscal 2008:
First Quarter ended May 5, 2007	$32.97	$27.26
Second Quarter ended August 4, 2007	$30.62	$23.70
Third Quarter ended November 3, 2007	$28.74	$21.09
Fourth Quarter ended February 2, 2008	$23.65	$12.30

On March 27, 2009, the last reported sale price for our common stock as quoted by NASDAQ was $18.81 per share.  As of March 27, 2009, we had 42 stockholders of record.

The Stock Price Performance Graph below compares the percentage change in our cumulative total stockholder return on its common stock against a cumulative total return of the NASDAQ Composite Index and the NASDAQ Retail Trade Index.  The graph below outlines returns for the period beginning on January 31, 2004 to January 31, 2009.  We have not paid any dividends.  Total stockholder return for prior periods is not necessarily an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hibbett Sports, Inc., The NASDAQ Composite Index
And The NASDAQ Retail Trade Index

$250
$200
$150
$100
$50
$0
1/04
1/05
1/06
1/07
1/08
1/09
Hibbett Sports, Inc.
NASDAQ Composite
NASDAQ Retail Trade

*$100 invested on 1/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending January 31.

Dividend Policy.  We have never declared or paid any dividends on our common stock. We currently intend to retain our future earnings to finance the growth and development of our business and for our stock repurchase program, and therefore do not anticipate declaring or paying cash dividends on our common stock for the foreseeable future. Any future decision to declare or pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board of Directors deems relevant.

Equity Compensation Plans.   For information on securities authorized for issuance under our equity compensation plans, see “Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

	(In thousands, except per share amounts and Selected Operating Data)
	Fiscal Year Ended
	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006	2005
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)

Income Statement Data:
Net sales	$564,188	$520,720	$512,094	$440,269	$377,534
Cost of goods sold, including distribution center and store occupancy costs	378,817	351,876	338,963	293,368	255,250
Gross profit	185,371	168,844	173,131	146,901	122,284

Store operating, selling and administrative expenses	123,075	108,463	100,461	85,060	72,923
Depreciation and amortization	14,324	12,154	10,932	10,119	9,939
Operating income	47,972	48,227	61,738	51,722	39,422

Interest income	41	582	906	1,170	517
Interest expense	(660)	(151)	(30)	(24)	(42)
Interest (expense) income, net	(619)	431	876	1,146	475
Income before provision for income taxes	47,353	48,658	62,614	52,868	39,897

Provision for income taxes	17,905	18,329	24,541	19,244	14,750
Net income	$29,448	$30,329	$38,073	$33,624	$25,147

Earnings per common share:
Basic	$1.03	$0.98	$1.19	$1.00	$0.72
Diluted	$1.02	$0.96	$1.17	$0.98	$0.70

Weighted average shares outstanding:
Basic	28,547	31,049	32,094	33,606	34,856
Diluted	28,954	31,525	32,620	34,393	35,690

Balance Sheet Data:
Working capital	$107,055	$89,383	$106,428	$98,623	$106,012
Total assets	235,087	216,734	212,853	195,829	202,105
Long-term debt	-	-	-	-	-
Stockholders' investment	136,575	119,055	136,641	124,773	130,039

Selected Operating Data:
Number of stores open at end of period:
Hibbett Sports	723	666	593	527	461
Sports & Co.	4	4	4	4	4
Sports Additions	18	18	16	18	17
Total	745	688	613	549	482

Note:  No dividends have been declared or paid.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and lower Midwest regions of the United States. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of January 31, 2009, we operated a total of 745 retail stores composed of 723 Hibbett Sports stores, 18 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 24 states.

Our primary retail format and growth vehicle is Hibbett Sports, a 5,000-square-foot store located primarily in strip centers which are usually influenced by a Wal-Mart store or in enclosed malls. Over the last several years, we have concentrated and expect to continue our store base growth in strip centers versus enclosed malls.  We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of quality branded merchandise and a high level of customer service. We do not expect that the average size of our stores opening in Fiscal 2010 will vary significantly from the average size of stores opened in Fiscal 2009.

The deteriorating global economic conditions experienced in Fiscal 2009 had an adverse effect on us.  We experienced a slight decline in net income in Fiscal 2009 and an overall decline in net sales of equipment and licensed apparel.   The impact of these decreases was offset by net sales increases in footwear and accessories and our continued successful implementation of our growth strategy.  As a result, our gross profit increased in Fiscal 2009 compared to Fiscal 2008.

We historically have increases in comparable store net sales in the low to mid-single digit range.  We plan to increase total company-wide square footage by approximately 6% in Fiscal 2010, which is less than our increases over the last several years of between 8% and 14%. We believe total sales percentage growth will be low to mid single digits in Fiscal 2010.  Over the past several years, we have increased our product margin due to improved vendor discounts, fewer retail reductions and increased efficiencies in logistics.  We have also experienced favorable leveraging of store occupancy costs. We expect a slight improvement in product margin rate in Fiscal 2010 attributable primarily to increased efficiencies from our previous investment in systems.

Although the macroeconomic environment will provide many challenges in the short-term, our management believes that our business fundamentals remain strong and that we are well-positioned for the future.  We are a leader in the markets in which we compete and we will continue to benefit from our comparatively low operating costs compared to the costs of our competitors.  We intend to manage our costs and inventories prudently as dictated by the current economic environment.  Although at a slower pace than in prior years, we intend to continue to invest in initiatives to prepare for long-term growth.

Our management expects that the unfavorable global economic conditions experienced in the second half of Fiscal 2009 will continue.  The economy is expected to have a negative impact on customer discretionary spending, which may negatively impact our net sales in Fiscal 2010.

Due to our increased net sales, we have historically leveraged our store operating, selling and administrative expenses. Based on projected net sales, we expect operating, selling and administrative rates to increase somewhat in Fiscal 2010, primarily due to lower than normal historical sales growth and increases in the statutory minimum wage. We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base and to provide capital expenditures for both distribution center and technology upgrade projects.

Hibbett maintains a merchandise management system that allows us to identify and monitor trends.  However, this system does not produce U.S. generally accepted accounting principle (GAAP) financial information by product category.  Therefore, it is impracticable to provide GAAP net sales by product category.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal years ended January 31, 2009 and February 2, 2008 includes 52 weeks of operations.  The consolidated statement of operations for fiscal year ended February 3, 2007 includes 53 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Costs of goods sold, including distribution and store occupancy costs	67.1	67.6	66.2
Gross profit	32.9	32.4	33.8

Store operating, selling and administrative expenses	21.8	20.8	19.6
Depreciation and amortization	2.5	2.3	2.1
Operating income	8.5	9.3	12.1

Interest income	-	0.1	0.2
Interest expense	(0.1)	-	-
Interest (expense) income, net	(0.1)	0.1	0.2
Income before provision for income taxes	8.4	9.3	12.2

Provision for income taxes	3.2	3.5	4.8
Net income	5.2%	5.8%	7.4%

Note:  Columns may not sum due to rounding.

Fiscal 2009 Compared to Fiscal 2008

Net sales. Net sales increased $43.5 million, or 8.4%, to $564.2 million for the 52 weeks ended January 31, 2009, from $520.7 million for the 52 weeks ended February 2, 2008. We attribute this increase to the following factors:

•
We opened 69 Hibbett Sports stores while closing 12 Hibbett Sports stores for net stores opened of 57 stores in the 52 weeks ended January 31, 2009. New stores and stores not in the comparable store net sales calculation accounted for $41.0 million of the increase in net sales.  Store openings and closings are reported net of relocations.

•
We experienced a 0.5% increase in comparable store net sales for the 52 weeks ended January 31, 2009 compared to the 52 weeks ended February 2, 2008.  Higher comparable store net sales contributed $2.5 million to the increase in net sales.

•	Although we saw a decrease in store traffic, items per sales transaction improved by 2.8%.

The slight increase in comparable store net sales was primarily attributable to an increase in the number of items per transaction and improved efficiencies in systems that enhanced our ability to offer the right product in the right store.  We also believe that the close proximity of our stores, coupled with branded merchandise selection and the higher average fuel costs for most of the year, encouraged the customer in our smaller markets to shop closer to home.

We experienced the following trends in Fiscal 2009:

•	Children’s footwear performed well, while women’s footwear weakened. Men’s marquee product performed well.
•	The decline in the urban apparel business was offset by increases in Mixed Martial Arts apparel and equipment.
•	Our strip center stores outperformed our enclosed mall stores.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  During the 52 weeks ended January 31, 2009, 581 stores were included in the comparable store net sales comparison.  Our four Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we plan to open additional superstores in the future.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $185.4 million, or 32.9% of net sales, in the 52 weeks ended January 31, 2009, compared with $168.8 million, or 32.4% of net sales, in the 52 week period of the prior fiscal year.  We attribute this increase in gross profit to improvement in shrinkage and markdowns.  Store occupancy experienced its largest decrease in rent expense due to favorable lease terms resulting from co-tenancy violations and from renegotiating certain leases, while utility expenses increased as a percent to net sales.  Distribution expenses experienced decreases in data processing costs while fuel costs increased.

Store operating, selling and administrative expenses. Store operating, selling and administrative expenses were $123.1 million, or 21.8% of net sales, for the 52 weeks ended January 31, 2009, compared with $108.5 million, or 20.8% of net sales, for the 52 weeks ended February 2, 2008. Expenses contributing to this increase included:

•
Salary and benefit costs in our stores increased by 57 basis points resulting primarily from increased incentive sales pay and increases in the minimum wage.  These expenses increased by 60 basis points at the administrative level primarily as the result of increased bonus accruals.

•
Legal fees decreased by 9 basis points due to the settlement of employment litigation early in the year.  Inventory counting expenses decreased by 8 basis points as the result of taking fewer second store inventories compared to a year ago.  Data processing costs decreased by 7 basis points as we passed the anniversary of our implementation of our new merchandising system.  Freight and shipping expenses increased overall by 6 basis points, but have been decreasing with lower fuel costs in the last half of our fiscal year.

•	Stock-based compensation accounted for a decrease of 7 basis points primarily due to lower stock prices in Fiscal 2009 compared to Fiscal 2008.

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.5% in the 52 weeks ended January 31, 2009, and 2.3% in the 52 weeks ended February 2, 2008.  The average lease term of new store leases added in Fiscal 2009 compared to those added in Fiscal 2008 decreased in lease terms to 6.65 years compared to 6.71 years, respectively.  We attribute the slight increase in depreciation expense as a percent to net sales primarily due to a change in estimate of the economic useful life of leasehold improvements in certain underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 3.2% in the 52 weeks ended January 31, 2009, compared to 3.5% for the 52 weeks ended February 2, 2008.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.8% for Fiscal 2009 and 37.7% for Fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007

Net sales. Net sales increased $8.6 million, or 1.7%, to $520.7 million for the 52 weeks ended February 2, 2008, from $512.1 million for the 53 weeks ended February 3, 2007. We attribute this slight increase to the following factors:

•
We opened 82 Hibbett Sports and 2 Sports Additions stores while closing 9 Hibbett Sports stores for net stores opened of 75 stores in the 52 weeks ended February 2, 2008. New stores and stores not in the comparable store net sales calculation accounted for $22.6 million of the increase in net sales.  Store openings and closings are reported net of relocations.

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

We believe the decrease in comparable store net sales is attributable to overall economic pressures on our consumers resulting from the housing slump, rising fuel prices and anxiety over the economy in general.  Additionally, our results were impacted by a weakening in our urban markets as we believe those fashion dollars historically used for high-priced athletic shoes and fashion items shifted to high-priced electronics.  We experienced the following trends in Fiscal 2008:

•	We experienced an overall decline in footwear and equipment sales.
•	Pro-licensed apparel continued its slow down, especially in NBA licensed product.
•	We saw a negative shift in our urban fashion apparel and footwear.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  During the 52 weeks ended February 2, 2008, 524 stores were included in the comparable store net sales comparison.  Our four Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we plan to open additional superstores in the future.

Gross profit. Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center. Gross profit was $168.8 million, or 32.4% of net sales, in the 52 weeks ended February 2, 2008, compared with $173.1 million, or 33.8% of net sales, in the 53 week period of the prior fiscal year.  We attribute this decrease in gross profit to a slight decrease in product margins and the deleveraging of store occupancy costs and distribution expenses.  Store occupancy experienced its largest increases in rent expense and utilities expenses as a percent to net sales.  Distribution expenses were impacted primarily in data processing costs resulting from contract labor costs to support information technology upgrades and projects.

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

Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.3% in the 52 weeks ended February 2, 2008, and 2.1% in the 53 weeks ended February 3, 2007.  The average lease term of new store leases added in Fiscal 2008 compared to those added in Fiscal 2007 decreased in lease terms to 6.71 years compared to 7.62 years, respectively.  We attribute the increase in depreciation expense as a percent to net sales to the shorter lease terms, as well as, the information systems placed in service as of February 4, 2007.

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

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Net cash provided by operating activities:	$38,997	$48,022	$36,462
Net cash used in investing activities:	(13,781)	(16,549)	(2,997)
Net cash used in financing activities:	(15,308)	(51,098)	(29,042)
Net increase (decrease) in cash and cash equivalents	$9,908	$(19,625)	$4,423

Operating Activities.

Cash flow from operations is seasonal in our business.  Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, such as pre-Christmas and back-to-school.  Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.  In recent periods, we have experienced a trend of increasing free rent provisions in lieu of cash construction allowances in our leases.  We believe this is primarily the result of the tightening of commercial credit on our landlords.  Because of this, the non-cash portion of landlord allowances has also experienced increases.

Net cash provided by operating activities was $39.0 million for the 52 weeks ended January 31, 2009 compared with net cash provided by operating activities of $48.0 million and $36.5 million in the 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007, respectively.

Inventory levels have continued to increase year over year as the number of stores have increased, although the inventory per store is trending slightly down to flat.  The increase in inventory used cash of $10.4 million, $16.0 million and $16.4 million during Fiscal 2009, 2008, and 2007, respectively, while the accounts payable increase provided cash of $0.3 million and $22.1 million during Fiscal 2009 and Fiscal 2008, respectively, as we managed cash while protecting vendor discounts.  During Fiscal 2007, the accounts payable decrease used cash of $3.9 million.  Net income provided cash of $29.4 million, $30.3 million and $38.1 million during Fiscal 2009, 2008 and 2007, respectively.  Also offsetting uses of cash were non-cash charges, including depreciation and amortization expense of $14.3 million, $12.2 million and $10.9 million during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively, and stock-based compensation expense of $3.6 million, $3.7 million and $2.8 million during Fiscal 2009, 2008 and 2007, respectively.

Investing Activities.

Cash used in investing activities in the fiscal periods ended January 31, 2009, February 2, 2008 and February 3, 2007 totaled $13.8 million, $16.5 million and $3.0 million, respectively.  Net purchases of investments were $0.1 million and $0.2 million during Fiscal 2009 and Fiscal 2008, respectively, compared to net redemptions of short-term investments of $13.2 million during Fiscal 2007.  Gross capital expenditures used $13.7 million, $16.4 million and $16.3 million during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

We use cash in investing activities to build new stores and remodel or relocate existing stores.  Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened 69 new stores and relocated and/or remodeled 19 existing stores during the 52 weeks ended January 31, 2009.  We opened 81 new stores and relocated and/or remodeled 16 existing stores during the 52 weeks ended February 2, 2008.  We opened 73 new stores and relocated and/or remodeled 8 existing stores during the 53 weeks ended February 3, 2007.

We estimate the cash outlay for capital expenditures in the fiscal year ended January 30, 2010 will be approximately $18.3 million, which relates to the opening of approximately 70 new stores, remodeling of selected existing stores, information system upgrades and various improvements at our headquarters and distribution center.  Of the total budgeted dollars for capital expenditures for Fiscal 2010, we anticipate that approximately 66% will be related to the opening of new stores and remodeling and or relocating existing stores.  Approximately 22% will be related to information systems with the remaining 12% related primarily to office expansion, distribution center improvement and security equipment for our stores.

As of January 31, 2009, we had an approximate $0.2 million outlay remaining on enhancements to our merchandising system relating to inventory planning.  We anticipate these upgrades will be implemented in the first half of Fiscal 2010 and believe these enhancements will enable us to analyze and generally improve sales across all markets and merchandise by allowing us to better analyze inventory at the store level.

Financing Activities.

Net cash used in financing activities was $15.3 million in the 52 weeks ended January 31, 2009 compared to $51.1 million and $29.0 million in the 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007, respectively.  The cash fluctuation as compared to prior fiscal years was primarily the result of the repurchase of our common stock.  We expended $16.9 million, $52.7 million and $33.0 million on repurchases of our common stock during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At January 31, 2009, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively, and which renew in August 2009 and December 2009, respectively. The facilities do not require a commitment or agency fee nor are there any covenant restrictions. We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.

At February 2, 2008, we had a revolving credit facility that allowed borrowings up to $30.0 million and which renewed in August 2008.  The facility did not require a commitment or agency fee and there were no covenant restrictions associated with the facility.  At February 3, 2007, we had a revolving credit facility that allowed borrowings up to $15.0 million and renewed annually in November.  The facility did not require a commitment or agency fee and there were no covenant restrictions associated with the facility.

As of January 31, 2009, February 2, 2008 and February 3, 2007, we had no debt outstanding under any of our facilities. Based on our current operating and store opening plans and plans for the repurchase of our common stock, we believe we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sports, Inc. at January 31, 2009:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term Debt Obligations (1)	$-	$-	$-	$-	$-
Capital Lease Obligations (2)	-	-	-	-	-
Operating Lease Obligations (3)	178,161	42,496	66,804	41,404	27,457
Purchase Obligations (4)	-	-	-	-	-
Other Long-Term Liabilities (5)	908	698	93	-	117
Total	$179,069	$43,194	$66,897	$41,404	$27,574

(1)	See “Part II, Item 8, Consolidated Financial Statement Note 5 – Debt.”
(2)	As of January 31, 2009, we do not have any capital lease obligations.
(3)	See “Part II, Item 8, Consolidated Financial Statements Note 9 – Lease Commitments.”
(4)
Purchase obligations would include any commitment to purchase goods or services of either a fixed or minimum quantity that are enforceable and legally binding on us and (1) that are non-cancelable, (2) that we would incur a penalty or termination fee if the agreement was cancelled or (3) that we must make specified minimum payments even if we do not take delivery of the contracted products or services.  At January 31, 2009, we were not subject to any material obligation, either individually or in the aggregate, whereby we could not cancel without due notice and without penalty or termination fee.

(5)
Other long-term liabilities on our consolidated balance sheet primarily consists of deferred rent, long-term deferred income taxes and liabilities under our Supplemental 401(k) Plan.  These liabilities have been excluded from the above table as the timing and/or amount of any cash payment is uncertain.  See “Part II, Item 8, Consolidated Financial Statement Note 1 – Deferred Rent” for a discussion on our deferred rent liabilities.  See “Part II, Item 8, Consolidated Financial Statements Note 8 – Income Taxes” for a discussion of our deferred income tax positions and accruals for uncertain tax positions.  See “Part II, Item 8, Consolidated Financial Statements Note 6 – Defined Contribution Plans” for a discussion regarding our employee benefit plans.  The table above includes stand-by letters of credit in conjunction with our self-insured worker’s compensation and general liability coverages and amounts accrued for director deferred compensation in cash payable upon retirement of the director.

Excluded from this table are approximately $2.5 million of unrecognized tax benefits which have been recorded as liabilities in accordance with FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, as the timing of such payments cannot be reasonably determined.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of January 31, 2009.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Inflation and Other Economic Factors

Our ability to provide quality merchandise on a profitable basis may be subject to economic factors and influences that we cannot control. National or international events, including uncertainties in the financial markets, policies of the newly elected administration and unrest in the Middle East, could lead to disruptions in economies in the United States or in foreign countries where a significant portion of our merchandise is manufactured. These and other factors could increase our merchandise costs and other costs that are critical to our operations. Consumer spending could also continue to decline because of economic pressures.

Merchandise Costs. Based on current economic conditions, we expect that any increase in merchandise costs per unit will be offset by improved vendor discounts and increased retail prices in Fiscal 2010.

Freight Costs. We experienced higher fuel costs during most of Fiscal 2009 that increased our overall freight costs for the year.  At the end of Fiscal 2009, freight costs had dropped significantly and somewhat leveraged, and we expect fuel costs to remain stable or rise slightly in Fiscal 2010.  We do not expect any volatility in freight costs to have a material effect on our results of operations as we have historically leveraged the costs associated with inbound freight against the cost of outbound freight.

Minimum Wage. Recent increases in the mandated minimum wage have impacted our payroll costs. Congress approved federal minimum wage increases over a three-year period with the first increase of 13.6% taking place during Fiscal 2008 and the second increase of 12.0% taking place during Fiscal 2009.  By July 2009, the federal minimum wage will increase an additional 9.7%.  All of the states we operate in have either passed legislation to raise the minimum wage or their minimum wage is increasing in conjunction with the federal minimum wage.  Some of the states have automatic provision for future increase based on the Consumer Price Index or on inflation.  We expect wage increases to have a slight affect on our store operating, selling and administrative expenses.

Insurance Costs.  In Fiscal 2009, general business insurance premiums were lower but we experienced an increase in the self-insured portion of workers’ compensation and general liability claims and increased our accrual for such claims.  In Fiscal 2008, we experienced a decrease in general business insurance that began in Fiscal 2007, when we changed to a partially self-insured program for our workers’ compensation and general liability. During all three fiscal periods, we have experienced an increase in our average monthly health insurance claims.  In Fiscal 2010, we expect that both general business insurance costs and health insurance costs will increase slightly, but do not expect these increases to have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources for U.S. generally accepted accounting principles (GAAP) and lists the categories in descending order.  An entity should follow the highest category of GAAP applicable for each of its accounting transactions.  SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board (PCAOB) amendments to remove the hierarchy of generally accepted accounting principles from auditing standards.  The SEC approved the PCAOB amendments on September 16, 2008, making SFAS No. 162 effective on November 15, 2008.  The adoption of SFAS No. 162 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value outlined in SFAS No. 157, Fair Value Measurements.  For us, SFAS No. 141(R) is effective for acquisitions beginning on and after February 1, 2010.  We do not expect the adoption of SFAS No. 141(R) to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115.  This statement permits companies to elect to measure certain assets and liabilities at fair value.  At each reporting date subsequent to adoption, unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings.  On February 3, 2008, we adopted SFAS No. 159 and elected not to use fair value measurement on any assets or liabilities under this statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined.  SFAS No. 157 may require companies to provide additional disclosures based on that hierarchy.  This statement was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, FSP FAS No. 157-2, Effective Date of FASB Statement No. 157, was issued which delayed the applicability of SFAS No. 157’s fair value measurements to certain nonfinancial assets and liabilities to those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of the provisions of SFAS No. 157 did not have a material impact on our consolidated financial statements.

Our Critical Accounting Policies

Our critical accounting policies reflected in the consolidated financial statements are detailed below.

Revenue Recognition. We recognize revenue, including gift card and layaway sales, in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition.

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

In Fiscal 2009, we began a customer loyalty program, the MVP Rewards program, whereby customers enroll in the program and receive points in a variety of ways that are automatically converted into reward certificates based on program parameters that are subject to change.  An estimate of the obligation related to the program, based on estimated redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the reward certificate.  At January 31, 2009, the amount recorded in current liabilities for reward certificates issued was inconsequential.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized. Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as a current liability.

It is not our policy to take unclaimed layaway deposits and unredeemed gift cards into income.  As of January 31, 2009, February 2, 2008 and February 3, 2007, there was no breakage revenue recorded in income.  The deferred revenue liability for layaway deposits and unredeemed gift cards was $2.4 million and $2.1 million at January 31, 2009 and February 2, 2008, respectively.  Any unrecognized breakage revenue is immaterial.  We escheat unredeemed gift cards.

Inventory Valuation.

Lower of Cost or Market:  Inventories are valued using the lower of weighted average cost or market method.  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of January 31, 2009 and February 2, 2008, the accrual was $2.0 million and $1.5 million, respectively.  A determination of net realizable value requires significant judgment and estimates.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our most recent physical inventories. These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger. Store counts are typically performed on a cyclical basis and the distribution center’s counts are performed mid-year and in late December or early January every year.  In Fiscal 2009, the distribution center’s counts were performed quarterly.  As of January 31, 2009 and February 2, 2008, the accrual was $1.4 million and $0.9 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented approximately 51.4% and 48.5% of our purchases for Fiscal 2009 and Fiscal 2008, respectively.  Our second largest vendor represented approximately 8.4% and 6.6% of our purchases while our third largest vendor represented approximately 7.9% and 9.3% of our purchases for Fiscal 2009 and Fiscal 2008, respectively.

Accrued Expenses.  On a monthly basis, we estimate certain significant expenses in an effort to record those expenses in the period incurred. Our most significant estimates relate to payroll and payroll tax expenses, property taxes, insurance-related expenses and utility expenses. Estimates are primarily based on current activity and historical results and are adjusted as our estimates change.  Determination of estimates and assumptions for accrued expenses requires significant judgment.

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

Uncertain Tax Positions:  We account for uncertain tax positions in accordance with FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.  See “Part II, Item 8, Consolidated Financial Statements Note 8 – Income Taxes” for additional detail on our uncertain tax positions.

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

Impairment of Long-Lived Assets.  We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of long-lived assets may be impaired and not recoverable. Our policy is to recognize any impairment loss on long-lived assets as a charge to current income when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Impairment is assessed considering the estimated undiscounted cash flows over the asset’s remaining life. If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on a comparison of the cost of the asset to fair value less any costs of disposition.  Evaluation of asset impairment requires significant judgment and estimates.

Stock-Based Compensation.  We use the Black-Scholes option-pricing model to estimate the fair value at the date of grant of stock options granted under our stock option plans and stock purchase rights associated with the Employee Stock Purchase Plan. Volatility is estimated as of the date of grant or purchase date based on management’s estimate of the time period that captures the relative volatility of our stock.  Beginning with the second quarter of Fiscal 2008, we base the risk-free interest rate on the annual continuously compounded risk-free rate with a term equal to the option’s expected term.  Previously, we used the risk free interest rate on the date of grant or purchase date based on the U.S. Treasury rate with maturities approximating the expected lives of our options. The effects on net income and earnings per share (EPS) of stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes options-pricing model are not necessarily representative of the effects of our results of operations in the future. In addition, the compensation expense utilizes an option-pricing model developed for traded options with relatively short lives. Our stock option grants have a life of up to ten years and are not transferable. Therefore, the actual fair value of a stock option grant may be different from our estimates. We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.  All estimates and assumptions are regularly evaluated and updated when applicable.

Insurance Accruals.  We use a combination of insurance and self-insurance for a number of risks including employee-related health benefits, a portion of which is paid by our employees, workers’ compensation and general liability. The estimates and accruals for the liabilities associated with these risks are regularly evaluated for adequacy based on the most current available information, including historical claims experience and expected future claims costs.

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

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (see “Part II, Item 9A, Controls and Procedures”).

Quarterly and Seasonal Fluctuations

We experience seasonal fluctuations in our net sales and results of operations.  Customer buying patterns around the spring sales period and the holiday season historically result in higher first and fourth quarter net sales.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, merchandise mix and demand for apparel and accessories driven by local interest in sporting events.

Although our operations are influenced by general economic conditions, we do not believe that, historically, inflation has had a material impact on our results of operations as we are generally able to pass along inflationary increases in costs to our customers.  However, in recent periods, we have experienced an impact on overall sales due to a consumer spending slowdown attributable to volatile fuel prices, higher unemployment, falling equity and real estate values and the limited availability of credit.

Item 7A.                      Quantitative and Qualitative Disclosure About Market Risk.

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our credit facilities, which bear an interest at rate that varies with LIBOR, prime or fixed rates.  We have cash and cash equivalents at financial institutions that are in excess of federally insured limits per institution.  With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

At the end of Fiscal 2009, Fiscal 2008 and Fiscal 2007, we had no borrowings outstanding under any credit facility. There were 348 days during the fifty-two weeks ended January 31, 2009, where we incurred borrowings against our credit facilities for an average borrowing of $23.2 million.  During Fiscal 2009, the maximum amount outstanding against these agreements was $47.1 million and the weighted average interest rate was 2.85%.

There were 106 days during the fifty-two weeks ended February 2, 2008, where we incurred borrowings against our credit facility for an average and maximum borrowing of $7.8 million and $18.4 million, respectively, and an average interest rate of 5.64%.  There were twenty-four days during the fifty-three weeks ended February 3, 2007, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $2.5 million and $5.1 million, respectively, and an average interest rate of 6.12%.

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

Item 8.                      Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of our Company are included in response to this item:

• Report of Independent Registered Public Accounting Firm

• Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008

• Consolidated Statements of Operations for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007

• Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007

• Consolidated Statements of Stockholders’ Investment for fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007

• Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hibbett Sports, Inc.:

We have audited the accompanying consolidated balance sheets of Hibbett Sports, Inc. and subsidiaries (the Company) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended January 31, 2009. We also have audited the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Effective February 4, 2007, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for inventories and, as discussed in Note 8 to the consolidated financial statements, adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sports, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Hibbett Sports, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Birmingham, Alabama
March 31, 2009

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

ASSETS	January 31, 2009	February 2, 2008
Current Assets:
Cash and cash equivalents	$20,650	$10,742
Short-term investments	191	191
Trade receivables, net	2,624	1,899
Accounts receivable, other	2,764	3,676
Inventories	151,776	141,406
Prepaid expenses and other	3,822	5,348
Deferred income taxes, net	3,938	2,725
Total current assets	185,765	165,987

Property and Equipment:
Land and building	245	245
Equipment	44,171	40,338
Furniture and fixtures	23,280	20,991
Leasehold improvements	61,152	57,599
Construction in progress	2,776	2,564
	131,624	121,737
Less accumulated depreciation and amortization	86,315	75,232
Net property and equipment	45,309	46,505

Deferred income taxes	3,481	3,780
Other assets, net	532	462
Total Assets	$235,087	$216,734

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$64,460	$64,125
Accrued income taxes	-	688
Accrued payroll expenses	7,149	4,432
Deferred rent	4,445	4,379
Other accrued expenses	2,656	2,980
Total current liabilities	78,710	76,604

Deferred rent	16,543	18,012
Deferred income taxes	2,957	2,968
Other liabilities, net	302	95
Total liabilities	98,512	97,679

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
36,304,735 and 36,162,201 shares issued at January 31, 2009
and February 2, 2008, respectively	363	362
Paid-in capital	92,153	87,142
Retained earnings	211,003	181,555
Treasury stock, at cost; 7,761,813 and 6,723,113 shares repurchased
at January 31, 2009 and February 2, 2008, respectively	(166,944)	(150,004)
Total stockholders' investment	136,575	119,055
Total Liabilities and Stockholders' Investment	$235,087	$216,734

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Fiscal Year Ended
	January 31, 2009 (52 weeks)	February 2, 2008 (52 weeks)	February 3, 2007 (53 weeks)

Net sales	$564,188	$520,720	$512,094
Cost of goods sold, including distribution
center and store occupancy costs	378,817	351,876	338,963
Gross profit	185,371	168,844	173,131

Store operating, selling and administrative
expenses	123,075	108,463	100,461
Depreciation and amortization	14,324	12,154	10,932
Operating income	47,972	48,227	61,738

Interest income	41	582	906
Interest expense	(660)	(151)	(30)
Interest (expense) income, net	(619)	431	876
Income before provision for income taxes	47,353	48,658	62,614

Provision for income taxes	17,905	18,329	24,541
Net income	$29,448	$30,329	$38,073

Basic earnings per share	$1.03	$0.98	$1.19
Diluted earnings per share	$1.02	$0.96	$1.17

Weighted average shares outstanding:
Basic	28,547,435	31,049,058	32,094,127
Diluted	28,953,696	31,525,050	32,619,839

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share information)

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Cash Flows From Operating Activities:
Net income	$29,448	$30,329	$38,073
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	14,324	12,154	10,932
Deferred income tax (benefit) expense, net	(925)	673	(1,073)
Excess tax benefit from stock option exercises	(388)	(520)	(1,232)
Loss on disposal and write-down of assets, net	513	230	370
Stock-based compensation	3,556	3,677	2,837
Changes in operating assets and liabilities:
Trade receivables, net	(724)	(314)	(55)
Accounts receivable, other	912	(610)	149
Inventories	(10,369)	(16,022)	(16,378)
Prepaid expenses and other current assets	1,525	(326)	(3,530)
Accrued income taxes	(476)	(4,154)	6,005
Other assets, non-current	71	(288)	(19)
Accounts payable	336	22,109	(3,913)
Deferred rent, non-current	(1,469)	2,296	1,513
Accrued expenses and other	2,663	(1,212)	2,783
Net cash provided by operating activities	38,997	48,022	36,462

Cash Flows From Investing Activities:
(Purchase) sale of investments, net	(141)	(191)	13,227
Capital expenditures	(13,697)	(16,376)	(16,278)
Proceeds from sale of property and equipment	57	18	54
Net cash used in investing activities	(13,781)	(16,549)	(2,997)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(16,940)	(52,672)	(32,958)
Excess tax benefit from stock option exercises	388	520	1,232
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	1,244	1,054	2,684
Net cash used in financing activities	(15,308)	(51,098)	(29,042)

Net Increase (Decrease) in Cash and Cash Equivalents	9,908	(19,625)	4,423
Cash and Cash Equivalents, Beginning of Year	10,742	30,367	25,944
Cash and Cash Equivalents, End of Year	$20,650	$10,742	$30,367

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$659	$151	$30
Income taxes, net of refunds	$21,162	$22,031	$19,608

Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation	$10	$33	$31
Shares awarded to satisfy deferred board compensation	664	1,306	1,142

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(in thousands, except share information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment

Balance-January 28, 2006	35,734,752	$357	$75,166	$113,624	3,127,700	$(64,374)	$124,773

Net income				38,073			38,073

Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $2,539	312,980	3	5,220				5,223

Adjustment to income tax benefit from exercises of employee stock options			(1,307)				(1,307)

Purchase of shares under the stock repurchase program					1,178,713	(32,958)	(32,958)

Stock-based compensation			2,837				2,837

Balance-February 3, 2007	36,047,732	360	81,916	151,697	4,306,413	(97,332)	136,641

Net income				30,329			30,329

Cumulative effect of adopting FIN No. 48				(554)			(554)

Cumulative effect of change in accounting principle, net				83			83

Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $275	114,469	2	1,549				1,551

Purchase of shares under the stock repurchase program					2,416,700	(52,672)	(52,672)

Stock-based compensation			3,677				3,677

Balance-February 2, 2008	36,162,201	362	87,142	181,555	6,723,113	(150,004)	119,055

Net income				29,448			29,448

Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $212	142,534	1	1,425				1,426

Tax shortfall on release of restricted stock and option exercises			(176)				(176)

Adjustment to income tax benefit from exercises of employee stock options			206				206

Purchase of shares under the stock repurchase program					1,037,700	(16,940)	(16,940)

Stock-based compensation			3,556				3,556

Balance-January 31, 2009	36,304,735	$363	$92,153	$211,003	7,761,813	$(166,944)	$136,575

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett Sports, Inc. is an operator of sporting goods retail stores in small to mid-sized markets predominately in the Southeast, Southwest, Mid-Atlantic and lower Midwest regions of the United States. Our fiscal year ends on the Saturday closest to January 31 of each year. The consolidated statements of operations for fiscal years ended January 31, 2009 and February 2, 2008, include 52 weeks of operations. The consolidated statement of operations for fiscal year ended February 3, 2007 includes 53 weeks of operations. Our merchandise assortment features a core selection of brand name merchandise emphasizing team sports equipment, athletic and fashion apparel and footwear related accessories.  We complement this core assortment with a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

Accounting Change

On the first day of Fiscal 2008, we changed our inventory valuation method.  Previously, inventories were principally valued at the lower of cost or market using the retail method.  Commencing in Fiscal 2008, inventories are principally valued at the lower of cost or market using the weighted average cost method.

SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3, requires a retrospective application of changes in accounting principles.  However, the effect of this change in accounting principle for periods prior to Fiscal 2008 is not determinable, as the period specific information required to value inventory using the weighted average cost method is not available for periods prior to Fiscal 2008.  This change was recognized as a net increase of $143,000 to inventory, an increase of $60,000 to deferred income tax liabilities and a cumulative effect to retained earnings of $83,000.  This change in valuation method did not have a material impact on net income or diluted earnings per share.

We believe the new accounting method of weighted average cost is preferable to the retail method of inventory valuation because it will produce more accurate inventory amounts reported in the balance sheet and, in turn, more accurate cost of sales in the income statement.  The new merchandising system, implemented in Fiscal 2008, has facilitated our ability to value our inventory on the weighted average cost method.

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

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect:

•	the reported amounts of certain assets, including inventories and property and equipment;
•	the reported amounts of certain liabilities, including legal and other accruals; and
•	the reported amounts of certain revenues and expenses during the reporting period.

The assumptions used by management in future estimates could change significantly due to changes in circumstances and actual results could differ from those estimates.

Reportable Segments

Given the economic characteristics of the store formats, the similar nature of products offered for sale, the type of customers, the methods of distribution and how our Company is managed, our operations constitute only one reportable segment.  Revenues from external customers by product category are impractical for us to report.

Customers

No customer accounted for more than 5.0% of our net sales during the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007.

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

We also receive consideration from vendors through a variety of other programs, including markdown reimbursements, vendor compliance charges and defective merchandise and return-to-vendor credits.  If the payment is a reimbursement for costs incurred, it is recognized as an offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.  Markdown reimbursements related to merchandise that has been sold are negotiated by our merchandising teams and are credited directly to cost of goods sold in the period received.  If vendor funds are received prior to merchandise being sold, they are recorded as a reduction of merchandise cost.

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

The following table presents the components of our advertising expense (in thousands):

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Gross advertising costs	$6,145	$6,519	$5,194
Advertising reimbursements	(3,054)	(3,609)	(3,225)
Net advertising costs	$3,091	$2,910	$1,969

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

We repurchased 1,038,700, 2,416,700 and 1,178,713 shares of our common stock during years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively, at a cost of approximately $16.9 million, $52.7 million and $33.0 million, respectively. As of January 31, 2009, we had repurchased a total of 7,761,813 shares of our common stock at an approximate cost of $166.9 million. We have approximately $83.1 million available for stock repurchase as of January 31, 2009.  We do not have plans to repurchase any of our common stock in the near future.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  We place our cash equivalents in high credit quality financial institutions.  We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the consolidated balance sheet exceeds the FDIC insurance limits per institution.  Amounts due from third party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at January 31, 2009 and February 2, 2008 were $2.7 million and $2.4 million, respectively.

Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  We determine the appropriate classification at the time of purchase. We held approximately $0.2 million of short-term investments in securities at January 31, 2009 and February 2, 2008.

Our short-term investments in securities consisted of municipal bonds classified as available-for-sale. Investments in these securities are recorded at cost, which approximates fair value.  Despite the long-term nature of their stated contractual maturities, we believe there is a ready liquid market for these securities. As a result, there are no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our short-term investments. All income generated from these securities is recorded as interest income.  We continually evaluate our short-term investments for other than temporary impairment.

We also hold investments in trust for the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) which are trading securities and are classified as a long-term asset on the consolidated balance sheet included in other assets, net.  At January 31, 2009, we had approximately $0.1 million of investments included in other assets, net.  We did not hold any such investments at February 2, 2008.  Unrealized holding gains or losses are inconsequential.

Trade and Other Accounts Receivable

Trade accounts receivable consists primarily of amounts due to us from sales to educational institutions and youth associations. We do not require collateral and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant. The allowance for doubtful accounts at January 31, 2009 and February 2, 2008 was $50,000 and $46,000, respectively.

Other accounts receivable consisted primarily of tenant allowances due from landlords and cooperative advertising due from vendors, all of which are deemed to be collectible.

Inventories and Valuation

Lower of Cost or Market:  Inventories are valued using the lower of weighted average cost or market method.  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of January 31, 2009 and February 2, 2008, the accrual was $2.0 million and $1.5 million, respectively.  A determination of net realizable value requires significant judgment and estimates.

Shrinkage:  We accrue for inventory shrinkage based on the actual historical results of our most recent physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Store counts are typically performed on a cyclical basis and the distribution center’s counts are performed mid-year and in late December or early January every year.  In Fiscal 2009, the distribution center’s counts were performed quarterly.  As of January 31, 2009 and February 2, 2008, the accrual was $1.4 million and $0.9 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented approximately 51.4%, 48.5% and 47.3% of our purchases in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.  Our next largest vendor in Fiscal 2009 represented approximately 8.4%, 6.6% and 4.8% of our purchases in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.  Our third largest vendor in Fiscal 2009 represented approximately 7.9%, 9.3% and 9.4% of our purchases in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

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

Construction in progress is comprised primarily of property and equipment related to unopened stores and costs associated with technology upgrades at period end.  At fiscal year ended January 31, 2009, construction in progress was comprised mostly of a conveyor project in our distribution center and technology projects.

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

On our consolidated statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current.  The liability for the current portion of unamortized landlord allowances was $4.0 million and $3.9 million at January 31, 2009 and February 2, 2008, respectively.  The liability for the long-term portion of unamortized landlord allowances was $13.1 million and $14.6 million at January 31, 2009 and February 2, 2008, respectively.  We estimate the non-cash portion of landlord allowances was $0.8 million and $0.5 million in Fiscal 2009 and Fiscal 2008, respectively.

Revenue Recognition

We recognize revenue, including gift card and layaway sales, in accordance with the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition.

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

In Fiscal 2009, we began a customer loyalty program, the MVP Rewards Program (Program), whereby customers enroll in the Program and receive points in a variety of ways that are automatically converted into reward certificates based on Program parameters that are subject to change.  An estimate of the obligation related to the Program, based on estimated redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the reward certificate.  At January 31, 2009, the amount recorded in current liabilities for reward certificates issued was inconsequential.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized. Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as a current liability.

It is not our policy to take unclaimed layaway deposits and unredeemed gift cards into income.  For the years ended January 31, 2009, February 2, 2008 and February 3, 2007, there was no breakage revenue recorded in income.  The deferred revenue liability for layaway deposits and unredeemed gift cards was $2.4 million and $2.1 million at January 31, 2009 and February 2, 2008, respectively.  Any unrecognized breakage revenue is immaterial.  We escheat unredeemed gift cards.

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

Insurance Accrual

We are self-insured for a significant portion of our health insurance. Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims. The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions. To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $0.1 million per covered person per year or $2.0 million per year in the aggregate.  As of January 31, 2009 and February 2, 2008, the accrual for these liabilities was $0.6 million and $0.5 million, respectively, and was included in accrued expenses in the consolidated balance sheets.

We are also self-insured for our workers’ compensation and general liability insurance up to an established deductible with a cumulative stop loss.  As of January 31, 2009 and February 2, 2008, the accrual for these liabilities (which is not discounted) was $0.3 million and $0.2 million, respectively, and was included in accrued expenses in the consolidated balance sheets.

Sales Returns, net

Net sales returns were $19.6 million for Fiscal 2009, $18.3 million for Fiscal 2008 and $14.2 million for Fiscal 2007. The accrual for the effect of estimated returns on pre-tax income was $0.3 million and $0.2 million as of January 31, 2009 and February 2, 2008, and was included in accrued expenses in the consolidated balance sheets.  Determination of the accrual for estimated returns requires significant judgment and estimates.

Fair Value of Financial Instruments

Effective February 3, 2008, we adopted SFAS No. 157, Fair Value Measurements, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of January 31, 2009 (in thousands):

	Level I	Level II	Level III	Total
Short-term investments	$191	$-	$-	$191
Long-term investments	141	-	-	141
Total investments	$332	$-	$-	$332

In October 2008, The FASB issued FSP Financial Accounting Standard (FAS) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarifies the application of SFAS No. 157 in determining the fair value of assets and liabilities for which there is no active market or the principal market for such asset or liability is not active.  This FSP was effective upon issuance and did not have a material impact on our consolidated financial statements.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources for U.S. generally accepted accounting principles (GAAP) and lists the categories in descending order.  An entity should follow the highest category of GAAP applicable for each of its accounting transactions.  SFAS No. 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board (PCAOB) amendments to remove the hierarchy of generally accepted accounting principles from auditing standards.  The SEC approved the PCAOB amendments on September 16, 2008, making SFAS No. 162 effective on November 15, 2008.  The adoption of SFAS No. 162 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  This statement requires companies to provide enhanced disclosures about (a) how and why they use derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in purchased entities, measured at their fair values at the date of acquisition based upon the definition of fair value outlined in SFAS No. 157, Fair Value Measurements.  For us, SFAS No. 141(R) is effective for acquisitions beginning on and after February 1, 2010.  We do not expect the adoption of SFAS No. 141(R) to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115.  This statement permits companies to elect to measure certain assets and liabilities at fair value.  At each reporting date subsequent to adoption, unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings.  On February 3, 2008, we adopted SFAS No. 159 and elected not to use fair value measurement on any assets or liabilities under this statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined.  SFAS No. 157 may require companies to provide additional disclosures based on that hierarchy.  This statement was to be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, FSP FAS No. 157-2, Effective Date of FASB Statement No. 157, was issued which delayed the applicability of SFAS No. 157’s fair value measurements to certain nonfinancial assets and liabilities to those fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of the provisions of SFAS No. 157 did not have a material impact on our consolidated financial statements.

NOTE 3.  STOCK-BASED COMPENSATION

At January 31, 2009, we had four stock-based compensation plans:

(a)
The Amended 2005 Equity Incentive Plan (Incentive Plan) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion.  The Incentive Plan was adopted effective July 1, 2005 and authorizes grants of equity awards of up to 1,233,159 authorized but unissued shares of common stock.  At January 31, 2009, there were 803,440 shares available for grant under the Incentive Plan.

(b)	The Amended 2005 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP was adopted effective July 1, 2005. At January 31, 2009, there were 134,265 shares available for purchase under the ESPP.

(c)	The Amended 2005 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options. The Deferred Plan was adopted effective July 1, 2005 and authorizes grants of stock up to 112,500 authorized but unissued shares of common stock. At January 31, 2009, there were 83,185 shares available for grant under the Deferred Plan.

(d)	The Amended 2006 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors. The DEP was adopted effective June 1, 2006 and authorizes grants of equity awards of up to 672,975 authorized but unissued shares of common stock. At January 31, 2009, there were 609,891 shares available for grant under the DEP.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of January 31, 2009, the Company had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based awards (PSAs).  RSUs and options to purchase our common stock have been granted to officers, directors and key employees.  Beginning with the adoption of the Incentive Plan, a greater proportion of the awards granted to employees, including executive employees, have been RSUs as opposed to stock options when compared to grants made in prior years.  The annual grant made for Fiscal 2009 and Fiscal 2008 to employees consisted solely of RSUs.  We have also awarded PSAs to our Named Executive Officers (NEOs) and expect the Compensation Committee of the Board will continue to grant PSAs to our NEOs in the future.  The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.  On May 30, 2008, the Compensation Committee of the Board awarded a grant of 19,900 non-qualified stock options to our Chief Executive Officer that vest equally over four years and have an eight year life.

The compensation cost that has been charged against income for these plans was as follows for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 (in thousands):

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Stock-based compensation expense by type:
Stock options	$1,968	$2,068	$2,104
Restricted stock awards	1,482	1,479	603
Employee stock purchase	96	97	99
Director deferred compensation	10	33	31
Total stock-based compensation expense	3,556	3,677	2,837
Income tax benefit recognized	941	894	549
Stock-based compensation expense, net of income tax	$2,615	$2,783	$2,288

Share-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses.  There is no capitalized stock-based compensation cost.

The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period.  The actual income tax benefit realized for the deductions considered on our income tax returns for the fiscal year ended January 31, 2009, was from option exercises, deferred stock releases and restricted stock releases and totaled $0.6 million.  The actual income tax benefit realized for the deductions considered on our income tax returns for the fiscal years ended February 2, 2008 and February 3, 2007, was from option exercises and totaled $0.6 million and $2.7 million, respectively.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of our common stock on the date of grant.  Vesting and expiration provisions vary between equity plans, but typically vest over a four or five year period in equal installments beginning on the first anniversary of the grant date and typically expire on the eighth or tenth anniversary of the date of grant.  Grants awarded to outside directors under both the DEP and Deferred Plan vest immediately upon grant and expire on the tenth anniversary of the date of grant.

Following is the weighted average fair value of each option granted during the fiscal year ended January 31, 2009.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for each period:

	Quarter Ended
	May 3,			August 2,		November 1,	January 31,
	2008			2008		2008	2009
Grant date	March 14	March 18	March 31	May 30	June 30	September 30	December 31
Weighted average fair value at date of grant	$5.92	$6.36	$6.67	$10.03	$9.18	$9.24	$8.76
Expected option life (years)	4.20	4.20	4.20	5.07	4.20	4.76	4.76
Expected volatility	50.61%	50.89%	51.68%	50.18%	50.38%	51.54%	68.07%
Risk-free interest rate	2.12%	2.19%	2.27%	3.39%	3.14%	2.60%	1.40%
Dividend yield	None	None	None	None	None	None	None

We calculate the expected term for our stock options based on historical employee exercise behavior.  Historically, an increase in our stock price has led to a pattern of earlier exercise by employees.  We also expected the reduction of the contractual term from 10 years to 8 years to facilitate a pattern of earlier exercise by employees and to contribute to a gradual decline in the average expected term in future periods.  With the absence of substantial new option grants, the expected term may increase slightly because it will be affected to a greater extent by director options which have a longer contractual life.

The volatility used to value stock options is based on historical volatility.  We calculate historical volatility using an average calculation methodology based on daily price intervals as measured over the expected term of the option.  We have consistently applied this methodology since our adoption of the original disclosure provisions of SFAS No. 123, Accounting for Share-Based Compensation.

Beginning with awards granted in the second quarter of Fiscal 2008, we base the risk-free interest rate on the annual continuously compounded risk-free rate with a term equal to the option’s expected term.  Previously, we used the market yield on U.S. Treasury securities.  While the difference between the two rates is minimal and has only a slight effect on the fair value calculation, we believe using the annual continuously compounded risk-free rate is more compliant with SFAS No. 123R, Share-Based Payments.  The dividend yield is assumed to be zero since we have no current plan to declare dividends.

Activity for our option plans during the fiscal year ended January 31, 2009 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at February 2, 2008	1,283,758	$15.89	5.77	$7,559
Granted	71,361	16.63
Exercised	(89,041)	7.72
Forfeited, cancelled or expired	(5,910)	24.85

Options outstanding at January 31, 2009	1,260,168	$16.46	5.06	$3,001

Exercisable at January 31, 2009	1,014,458	$14.84	4.89	$3,001

The weighted average grant fair value of options granted during the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 was $7.43, $10.39 and $12.83, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 was $2.0 million, $2.1 million and $2.1 million, respectively, before the recognized income tax benefit of $0.4 million, $0.3 million and $0.3 million, respectively.

The total intrinsic value of stock options exercised during the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 was $1.2 million, $1.9 million and $7.1 million, respectively.  The total cash received from these stock option exercises during Fiscal 2009, 2008 and 2007 was $0.7 million, $0.9 million and $2.3 million, respectively.  Excess income tax proceeds from stock option exercises are included in cash flows from financing activities as required by SFAS No. 123R.  As of January 31, 2009, there was $1.3 million of unrecognized compensation cost related to nonvested stock options.  This cost is expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock and Performance-Based Awards

Restricted stock and performance-based awards are granted with a fair value equal to the closing market price of our common stock on the date of grant.  All PSAs have been awarded in the form of restricted stock units.  Compensation expense is recorded straight-line over the vesting period and, in the case of PSAs, at the estimated percent of achievement.  Restricted stock awards generally cliff vest in four to five years from the date of grant for those awards that are not performance-based.  PSAs cliff vest in one to five years from the date of grant after achievement of stated performance criterion and upon meeting stated service conditions.

The following table summarizes the restricted stock awards activity under all of our plans during the fiscal year ended January 31, 2009:

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at February 2, 2008	143,046	$29.28
Granted	231,255	15.12
Vested	(24,900)	32.37
Forfeited, cancelled or expired	(37,483)	17.53

Restricted stock awards outstanding at January 31, 2009	311,918	$19.95

The weighted average grant date fair value of our RSUs granted was $15.12, $28.30 and $31.55 for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively.  There were 231,255, 124,325 and 60,510 RSUs granted during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $1.5 million, $1.5 million and $0.6 million, respectively, before the recognized income tax benefit of $0.6 million, $0.6 million and $0.2 million, respectively.

As of January 31, 2009, one restricted stock award of 24,900 units had vested with an intrinsic value of $0.4 million.  The total intrinsic value of our restricted stock awards outstanding and unvested at January 31, 2009, February 2, 2008 and February 3, 2007 was $4.2 million, $2.7 million and $2.8 million, respectively.  As of January 31, 2009, there was approximately $3.6 million of total unamortized unrecognized compensation cost related to restricted stock awards.  This cost is expected to be recognized over a weighted average period of 2.7 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employees purchased 25,263 shares of common stock at an average price of $14.11 per share through the ESPP for the fiscal year ended January 31, 2009.  Our employees purchased 18,462 shares of common stock at an average price of $21.25 per share during the fiscal year ended February 2, 2008.  During the fiscal year ended February 3, 2007, our employees purchased 17,992 shares of common stock at an average price of $22.02 per share through the ESPP.

The assumptions used in the option pricing model for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 were as follows:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Weighted average fair value at date of grant	$4.35	$5.90	$5.93
Expected life (years)	0.25	0.25	0.25
Expected volatility	48.0% - 51.5%	36.3% - 41.8%	40.7% - 41.0%
Risk-free interest rate	1.14% - 3.06%	3.99% - 5.08%	3.98% - 4.93%
Dividend yield	None	None	None

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of FASB Technical Bulletin (FTB) No. 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option, as amended by SFAS No. 123R.  The compensation expense included in store operating, selling and administrative expenses and recognized during the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 was $0.1 million in all three years.

Director Deferred Compensation

Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their Board and Board committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into our common stock are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, Board and Board committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  A total of 664, 1,306 and 1,142 stock units were deferred under this plan in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.  Currently, no director is deferring compensation into stock units.

The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2009, Fiscal 2008 and Fiscal 2007 was $10,000, $33,000 and $31,000, respectively before the recognized income tax benefit of $4,000, $12,000 and $12,000, respectively.

NOTE 4.  EARNINGS PER SHARE

The computation of basic earnings per share (EPS) is based on the number of weighted average common shares outstanding during the period.  The computation of diluted EPS is based on the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and issuance of restricted stock.  The number of incremental shares is calculated by applying the treasury stock method.  The following table sets forth the computation of basic and diluted earnings per share:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Net income, in thousands	$29,448	$30,329	$38,073

Weighted average number of common shares outstanding	28,547,435	31,049,058	32,094,127
Dilutive stock options	406,261	427,822	500,478
Dilutive restricted stock	-	48,170	25,234

Weighted average number of common shares outstanding and dilutive shares	28,953,696	31,525,050	32,619,839

Basic earnings per share	$1.03	$0.98	$1.19

Diluted earnings per share	$1.02	$0.96	$1.17

In calculating diluted earnings per share for the fifty-two weeks ended January 31, 2009, options to purchase 603,330 shares of common stock were outstanding as of the end of the period, but were not included in the computations of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for the fifty-two weeks ended February 2, 2008, options to purchase 455,598 shares of common stock were outstanding as of the end of the period, but were not included in the computations of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for the fifty-three weeks ended February 3, 2007, options to purchase 135,706 shares of common stock were outstanding as of the end of the period, but were not included in the computation of diluted earnings per share due to their anti-dilutive effect.

NOTE 5.  DEBT

At January 31, 2009, we had two unsecured credit facilities, which are renewable in August and December 2009. The facilities allow for borrowings up to $30.0 million and $50.0 million, respectively, at a fixed rate, a rate based on prime or LIBOR plus 0.375%, at our election.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  There were 348 days during the fifty-two weeks ended January 31, 2009, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $23.2 million and $47.1 million, respectively, at an average interest rate of 2.85%.  At January 31, 2009, a total of $80.0 million was available to us from these facilities.

At February 2, 2008, we had one facility that allowed borrowings up to $30.0 million. There were 106 days during the fifty-two weeks ended February 2, 2008, where we incurred borrowings against this credit facility for an average and maximum borrowing of $7.8 million and $18.4 million, respectively, at an average interest rate of 5.64%.  At February 2, 2008, $30.0 million was available to us from this facility.

At February 3, 2007, we had one facility that allowed borrowings up to $15.0 million. There were twenty-four days during the fifty-three weeks ended February 3, 2007, where we incurred borrowings against this credit facility for an average and maximum borrowing of $2.5 million and $5.1 million, respectively, at an average interest rate of 6.12%.  At February 3, 2007, $15.0 million was available to us from this facility.

NOTE 6.  DEFINED CONTRIBUTION PLANS

We maintain the Hibbett Sports, Inc. 401(k) Plan (401(k) Plan) for the benefit of our employees.  The 401(k) Plan covers all employees who have completed one year of service and who are at least 21 years of age. Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law. These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the 401(k) Plan. The Company’s contribution to the 401(k) Plan equals (1) an amount determined at the discretion of the Board of Directors plus (2) a matching contribution equal to a discretionary percentage of up to 6% of a participant’s compensation. For each of Fiscal 2009, Fiscal 2008 and Fiscal 2007, we matched $0.75 for each dollar of compensation deferred by the employees up to 6.0% of compensation.  Contribution expense incurred under the 401(k) Plan for Fiscal 2009, 2008 and 2007 was $0.5 million, $0.4 million and $0.5 million, respectively.

In November 2007, our Board of Directors adopted the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under our existing 401(k) Plan has been limited because of certain restrictions applicable to qualified plans.  The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation and receive an employer matching contribution equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 4.5% of compensation and subject to Board discretion.  The matching contribution for Fiscal 2010 has also been set by the Board as $0.75 for each dollar of compensation deferred up to 4.5% of compensation.  Contribution expense amounts under the Supplemental Plan for Fiscal 2009 was $0.1 million.  There was not any contribution expense incurred for the Supplemental Plan for Fiscal 2008 or Fiscal 2007.

NOTE 7.  RELATED-PARTY TRANSACTIONS

The Company leases one store under a sublease arrangement from Books-A-Million, Inc., (BAMM) of which one of our Directors, Terrance G. Finley is an executive officer and stockholder and another Director, Albert C. Johnson, is a Director and stockholder.  The sublease agreement expired in June 2008, but was renewed under a five-year term to expire in June 2013. Minimum lease payments were $191,000 in Fiscal 2009, Fiscal 2008 and Fiscal 2007.  Future minimum lease payments under this non-cancelable sublease aggregate approximately $0.8 million.

NOTE 8.  INCOME TAXES

Our effective tax rate is based on our income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.  Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

A summary of the components of the provision (benefit) for income taxes is as follows (in thousands):

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Federal:
Current	$17,122	$18,077	$22,761
Deferred	(827)	(1,298)	(769)
	16,295	16,779	21,992

State:
Current	1,698	1,577	2,853
Deferred	(88)	(27)	(304)
	1,610	1,550	2,549

	$17,905	$18,329	$24,541

A reconciliation of the statutory federal income tax rate as a percentage of income before provision for income taxes follows:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
Effect of state income taxes, net of federal benefits	1.99	2.36	2.65
Other, net	0.82	0.31	1.54
	37.81%	37.67%	39.19%

In accordance with SFAS No. 109, deferred income taxes on the consolidated balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes. The components of the deferred income tax assets (liabilities) are as follows (in thousands):

	January 31, 2009		February 2, 2008
	Current	Non-current	Current	Non-current
Deferred rent	$1,782	$6,630	$1,765	$7,257
Accumulated depreciation and amortization	-	(5,804)	-	(4,994)
Inventories	2,209	-	1,149	-
Prepaid expenses	(704)	(85)	(717)	-
Accruals	854	737	238	650
Stock-based compensation	40	2,003	506	867
Other	(243)	-	(216)	-
Deferred income taxes	$3,938	$3,481	$2,725	$3,780

Deferred income tax assets represent items to be used as a tax deduction or credit in future tax returns for which we have already properly recorded the tax benefit in the consolidated statements of operations.  At least quarterly, we assess the likelihood that the deferred income tax assets balance will be recovered.  We take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred income tax asset.  To the extent recovery is not more likely than not, a valuation allowance is established against the deferred income tax asset, increasing our income tax expense in the year such determination is made.  We have determined that no such allowance is required.

On February 4, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.  As a result of implementing FIN No. 48, we increased the liability for unrecognized tax benefits by $3.8 million, increased deferred tax assets by $3.2 million and reduced retained earnings as of February 4, 2007, by $0.6 million.  Our total liability for unrecognized tax benefits as of February 4, 2007 amounted to $5.7 million.

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

A reconciliation of the unrecognized tax benefit under FIN No. 48 during Fiscal 2009 and Fiscal 2008 follows (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008
Unrecognized tax benefit - beginning of year	$2,623	$5,117
Gross increases - tax positions in prior period	-	836
Gross decreases - tax positions in prior period	(100)	(3,259)
Gross increases - tax positions in current period	241	-
Settlements	-	(29)
Lapse of statute of limitations	(263)	(42)
Unrecognized tax benefit - end of year	$2,501	$2,623

We expect a decrease in our FIN No. 48 liability of approximately $0.7 million in the next 12 months due to the expiration of certain statutes of limitations.  We classify interest and penalties recognized on the liability for unrecognized tax benefits as income tax expense.  As of January 31, 2009 and February 2, 2008, we have accrued interest and penalties in the amount of $0.5 million and $0.3 million, respectively.

Of the unrecognized tax benefits as of January 31, 2009 and February 2, 2008, $1.1 million and $1.0 million, respectively, if recognized, would affect our effective income tax rate.

We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2006 or by most state taxing jurisdictions for years prior to Fiscal 2003.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease the premises for our retail sporting goods stores under non-cancelable operating leases having initial or remaining terms of more than one year. The leases typically provide for terms of five to ten years with options to extend at our discretion. Many of our leases contain scheduled increases in annual rent payments and the majority of our leases also require us to pay maintenance, insurance and real estate taxes. Additionally, many of the lease agreements contain tenant improvement allowances, rent holidays and/or rent escalation clauses (contingent rentals).  For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of our intended use.  Contingent rental payments are based on net sales for the location.

We also lease certain computer hardware, office equipment and transportation equipment under non-cancelable operating leases having initial or remaining terms of more than one year.

In February 1996, we entered into a sale-leaseback transaction to finance our distribution center and office facilities. In December 1999, the related operating lease was amended to include the Fiscal 2000 expansion of these facilities. The amended lease rate is $0.9 million per year and can increase annually with the Consumer Price Index.  This lease will expire in December 2014.  Future minimum lease payments under this non-cancelable lease aggregate approximately $5.2 million.  The transaction is also subject to quarterly financial covenants based on certain ratios.  We have never been in violation of any financial covenant requirement.

During the fiscal year ended January 31, 2009, we increased our lease commitments by a net of 57 retail stores, each having initial lease termination dates between February 2013 and May 2019 as well as various office and transportation equipment.  At January 31, 2009, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current operating leases and including the net 57 operating leases added during Fiscal 2009 were as follows (in thousands):

Fiscal 2010	$42,496
Fiscal 2011	36,621
Fiscal 2012	30,183
Fiscal 2013	24,209
Fiscal 2014	17,195
Thereafter	27,457
TOTAL	$178,161

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Minimum rentals	$34,283	$32,693	$30,291
Contingent rentals	2,689	2,342	2,339
	$36,972	$35,035	$32,630

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

Annual Bonuses and Equity Incentive Awards

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At January 31, 2009, February 2, 2008 and February 3, 2007, there was $2.9 million, $0.6 million and $2.1 million, respectively, of annual bonus related expense included in accrued expenses.

In addition, starting in March 2006, the Compensation Committee (Committee) of the Board of Directors of the Company began placing performance criteria on awards of RSUs (PSAs) to our NEOs under the Incentive Plan.  The performance criteria are tied to performance targets with respect to future sales and operating income over a specified period of time.  These PSAs are expensed under the provisions of SFAS No. 123R and are evaluated each quarter to determine the probability that the performance conditions set within will be met.  We expect the Committee to continue to place performance criteria on awards of RSUs to our NEOs in the future.

Legal Proceedings and other Contingencies

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.  At January 31, 2009, we estimate that the liability related to these matters is approximately $47,000 and accordingly, have accrued $47,000 as a current liability on our consolidated balance sheet.  As of February 2, 2008, we had accrued $0.8 million as it related to our estimated liability for legal proceedings which primarily consisted of an amount accrued for a pending lawsuit that has since been settled.

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

If the Company believes that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.  With respect to any matter, the Company could change its belief as to whether a loss is probable or estimable, or its estimate of loss, at any time.  Even though the Company may not believe a loss is probable or estimable, it is reasonably possible that the Company could suffer a loss with respect to that matter in the future.

NOTE 10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated financial data for the thirteen-week quarters indicated (dollar amounts in thousands, except per share amounts):

	Fiscal Year Ended January 31, 2009
	First	Second	Third	Fourth
Net sales	$145,825	$130,289	$140,148	$147,926
Gross profit	47,812	42,266	46,692	48,601
Operating income	15,434	7,811	12,032	12,695
Net income	9,372	4,792	7,652	7,633

Basic earnings per share	$0.33	$0.17	$0.27	$0.27
Diluted earnings per share	$0.32	$0.17	$0.26	$0.26

	Fiscal Year Ended February 2, 2008
	First	Second	Third	Fourth
Net sales	$133,842	$114,404	$129,628	$142,847
Gross profit	45,053	37,476	42,474	43,841
Operating income	16,102	7,797	12,553	11,775
Net income	10,227	4,681	7,815	7,606

Basic earnings per share	$0.32	$0.15	$0.25	$0.26
Diluted earnings per share	$0.32	$0.15	$0.25	$0.25

In the opinion of our management, this unaudited information has been prepared on the same basis as the audited information presented elsewhere herein and includes all adjustments necessary to present fairly the information set forth herein. The operating results from any quarter are not necessarily indicative of the results to be expected for any future period.

The Fiscal 2008 unaudited consolidated statement of operations for the second quarter presented above includes a $1.2 million pretax benefit related to our accounting for inventory in-transit and shrinkage results.  The total pretax benefit of $1.2 million was corrected in the fourth quarter of Fiscal 2008.  We reviewed the accounting error utilizing SAB No. 99, Materiality and SAB No. 108, Effects of Prior Year Misstatements on Current Year Financial Statements, and determined the impact of the error to be immaterial to any period presented.

Item 9.  Changes in and Disagreements with Independent Registered Public Accounting Firm on Accounting and Consolidated Financial Disclosure.

Not applicable.

Item 9A.                      Controls and Procedures.

(a)  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2009.

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2009, based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2009.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of January 31, 2009 included in Item 8 herein.

(c)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

 PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics (Code) for all Company employees, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Controller.  The Code is posted on our website, www.hibbett.com under “Investor Information.”  We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for Senior Executive and Financial Officers by posting such information on our website.

The information appearing in the Proxy Statement for the Annual Meeting of Stockholders (Proxy Statement) to be held on May 28, 2009, relating to the members of the Audit Committee and the Audit Committee financial expert under the caption “Board and Committees of the Board” as well as the information appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated by reference.

The balance of the information required in this item is incorporated by reference from the sections entitled “Directors and Executive Officers”, “The Board of Directors”, “Annual Compensation of Executive Officers” and “Related Person Transactions” in the Proxy Statement.

Item 11.                      Executive Compensation.

The information required in this item is incorporated by reference from the section entitled “Annual Compensation of Executive Officers”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners”, “Compensation of Non-Employee Directors”, “Annual Compensation of Executive Officers” and “Directors and Executive Officers” in the Proxy Statement.

Equity Compensation Plan Information (1)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)

Equity compensation plans approved by security holders	1,572,086	$16.46	1,630,797
Equity compensation plans not approved by security holders	-	-	-
TOTAL	1,572,086	$16.46	1,630,797

(1)	Information presented as of January 31, 2009.
(2)	Includes 238,918 RSUs and 73,000 PSAs that may be awarded if specified targets and/or service periods are met. The weighted average exercise price of outstanding options does not include these awards.
(3)	Includes 134,265 shares remaining under our ESPP and 83,185 shares remaining under our DEP of which approximately 3,000 shares were subject to purchase in the purchasing period ending March 31, 2009.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is incorporated by reference from the section entitled “Related Person Transactions” and “Governance Information” in the Proxy Statement.

Item 14.                 Principal Accounting Fees and Services.

The information required in this item is incorporated by reference from the section entitled “Independent Registered Public Accounting Firm” and “Proposal Number 2 – Ratification of the Appointment by the Audit Committee of the Board of Directors of KPMG LLP as the Company’s Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.                 Exhibits and Consolidated Financial Statement Schedules.

(a)	Documents filed as part of this report:

1.	Financial Statements.	Page

The following Financial Statements and Supplementary Data of the Registrant and Independent Registered Public Accounting Firm’s Report on such Financial Statements are incorporated by reference from the Company’s 2009 Annual Report to Stockholders, in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	29
	Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008	30
	Consolidated Statements of Operations for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007	31
	Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007	32
	Consolidated Statements of Stockholders’ Investment for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007	33
	Notes to Consolidated Financial Statements	34

2.	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

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

10.3
Hibbett Sports, Inc. equity plan amendments approved by the Board of Directors, dated June 2, 2008; incorporated by reference as Exhibits 10.1, 10.2 and 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2008.

10.4
Credit Agreement between the Company and Regions Bank, effective August 28, 2008; incorporated as exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 21, 2008.

10.5
Credit Agreement between the Company and Bank of America, N.A., dated as of November 20, 2008; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 20, 2008.

10.6
Hibbett Sports, Inc. equity plan amendments approved by the Board of Directors, dated November 20, 2008; incorporated by reference as Exhibits 10.2, 10.3 and 10.4 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 20, 2008.

10.7
Hibbett Sports, Inc. Executive Officer Cash Bonus Plan amendment approved by the Board of Directors, dated November 20, 2008; incorporated by reference as Exhibit 10.5 to the Registrant’s Form 8-K with the Securities and Exchange Commission on November 20, 2008.

10.8	Hibbett Sports, Inc. Executive Restricted Stock Unit Agreement, adopted by the Compensation Committee of the Board of Directors on March 11, 2009 (filed herewith).	54

	Annual Report to Security Holders
13.1	Fiscal 2009 Annual Report to Stockholders.

	Subsidiaries of the Registrant
21	List of Company’s Subsidiaries: 1)Hibbett Sporting Goods, Inc. 2)Hibbett Team Sales, Inc. 3)Sports Wholesale, Inc. 4)Hibbett Capital Management, Inc. 5)Sports Holding, Inc.
	6)Gift Card Services, LLC 7)Hibbett.com, Inc.

	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)	58

	Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)	59
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)	60
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)	61

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT SPORTS, INC.

Date: March 31, 2009	By:	/s/ Gary A. Smith
Gary A. Smith Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Newsome	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2009
Michael J. Newsome

/s/ Gary A. Smith	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2009
Gary A. Smith

/s/ Terrance G. Finley	Director	March 31, 2009
Terrance G. Finley

/s/ Albert C. Johnson	Director	March 31, 2009
Albert C. Johnson

/s/ Carl Kirkland	Director	March 31, 2009
Carl Kirkland

/s/ Ralph T. Parks	Director	March 31, 2009
Ralph T. Parks

/s/ Thomas A. Saunders, III	Director	March 31, 2009
Thomas A. Saunders, III

/s/ Alton E. Yother	Lead Director	March 31, 2009
Alton E. Yother