Form 10-Q
period 2009-05-02
HIBBETT SPORTS INC
filed 2009-06-03
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of May 29, 2009, were 28,630,157 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	May 2, 2009	January 31, 2009
Current Assets:
Cash and cash equivalents	$34,606	$20,650
Inventories	154,983	151,776
Other current assets	14,606	13,339
Total current assets	204,195	185,765

Property and equipment	133,410	131,624
Less accumulated depreciation and amortization	88,468	86,315
Property and equipment, net	44,942	45,309

Other assets, net	3,938	4,013
Total Assets	$253,075	$235,087

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$67,914	$64,460
Deferred rent	4,327	4,445
Other accrued expenses	10,757	9,805
Total current liabilities	82,998	78,710

Deferred rent	16,310	16,543
Other liabilities, net	3,669	3,259
Total liabilities	102,977	98,512

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
36,391,970 and 36,304,735 shares issued at May 2, 2009
and January 31, 2009, respectively	364	363
Paid-in capital	94,763	92,153
Retained earnings	221,915	211,003
Treasury stock, at cost; 7,761,813 shares repurchased at
May 2, 2009 and January 31, 2009	(166,944)	(166,944)
Total stockholders' investment	150,098	136,575
Total Liabilities and Stockholders' Investment	$253,075	$235,087

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008

Net sales	$157,700	$145,825
Cost of goods sold, including distribution
center and store occupancy costs	105,004	98,013
Gross profit	52,696	47,812

Store operating, selling and administrative
expenses	31,873	29,099
Depreciation and amortization	3,265	3,279
Operating income	17,558	15,434

Interest expense, net	2	122
Income before provision for income taxes	17,556	15,312

Provision for income taxes	6,644	5,940
Net income	$10,912	$9,372

Basic earnings per share	$0.38	$0.33
Diluted earnings per share	$0.38	$0.32

Weighted average shares outstanding:
Basic	28,568	28,707
Diluted	28,971	29,081

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Cash Flows From Operating Activities:
Net income	$10,912	$9,372
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,265	3,279
Stock-based compensation	1,692	1,161
Other non-cash adjustments to net income	(386)	(147)
Changes in operating assets and liabilities	(1)	(8,892)
Net cash provided by operating activities	15,482	4,773

Cash Flows From Investing Activities:
Redemption (purchase) of investments, net	135	(35)
Capital expenditures	(2,576)	(2,875)
Proceeds from sale of property and equipment	6	32
Net cash used in investing activities	(2,435)	(2,878)

Cash Flows From Financing Activities:
Cash used for stock repurchases	-	(16,940)
Net (payments) proceeds on revolving credit facility and
capital lease obligations	(7)	10,699
Excess tax benefit from stock option exercises	263	15
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	653	137
Net cash provided by (used in) financing activities	909	(6,089)

Net Increase (Decrease) in Cash and Cash Equivalents	13,956	(4,194)
Cash and Cash Equivalents, Beginning of Period	20,650	10,742
Cash and Cash Equivalents, End of Period	$34,606	$6,548

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.           Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2009.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments considered necessary for a fair presentation of our financial position as of May 2, 2009 and January 31, 2009 and the results of our operations and cash flows for the periods presented.

2.           Recent Accounting Pronouncements

We constantly monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) and other authoritative sources of U.S. GAAP for applicability to our operations.  As of May 2, 2009, there were no new pronouncements, interpretations or staff positions that we felt were applicable to our operations since our Annual Report on Form 10-K filed on March 31, 2009.

3.           Fair Value of Financial Instruments

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of inputs used to measure fair value are as follows:

•	Level I – Quoted prices in active markets for identical assets or liabilities.
•	Level II – Observable inputs other than quoted prices included in Level I.
•	Level III – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of May 2, 2009 (in thousands):

	Level I	Level II	Level III	Total
Short-term investments	$-	$-	$-	$-
Long-term investments	197	-	-	197
Total investments	$197	$-	$-	$197

Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheet at May 2, 2009.

4.           Inventory Purchase Concentration

Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented approximately 51.6% and 50.4% of our purchases for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.  Our second largest vendor represented approximately 6.9% and 6.8% of our purchases while our third largest vendor represented approximately 4.6% and 6.7% of our purchases for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

5.           Debt and Capital Lease Obligations

At May 2, 2009 and January 31, 2009, we had two unsecured revolving credit facilities, which are renewable in August and December 2009.  The facilities allow for borrowings up to $30.0 million and $50.0 million, respectively, at a fixed rate, a rate based on prime or LIBOR plus 0.375%, at our election. Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  As of May 2, 2009 and January 31, 2009, we did not have any debt outstanding under either of these facilities.

We entered into a capital lease in March 2009 for certain technology hardware.  At May 2, 2009, the total capital lease obligation was $0.3 million of which $0.1 million was classified as short-term and included in other accrued expenses and $0.2 million was classified as long-term and included in other liabilities on our unaudited condensed consolidated balance sheet.  At January 31, 2009, we did not have any capital lease obligations.

6.           Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen weeks ended May 2, 2009 and May 3, 2008 were as follows (in thousands):

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Stock-based compensation expense by type:
Stock options	$1,063	$752
Restricted stock awards	590	377
Employee stock purchase	39	22
Director deferred compensation	-	10
Total stock-based compensation expense	1,692	1,161
Income tax benefit recognized	544	316
Stock-based compensation expense, net of income tax	$1,148	$845

In the thirteen weeks ended May 2, 2009, we granted 77,663 stock options and 233,305 restricted stock units of which 96,100 were performance-based awards to our named executive officers.  9,361 shares of our common stock were purchased by employees through our employee stock purchase plan.  There were no stock transactions or expense associated with director deferred compensation.

The weighted-average grant date fair value of stock options granted during the thirteen-week period ended May 2, 2009 was $9.59 per share.  The grant date fair value for restricted stock units granted during the thirteen-week period ended May 2, 2009 was $18.04.  The grant date fair value of shares of stock purchased through our employee stock purchase plan was $4.71 and the price paid by our employees for shares of our common stock was $13.35 during the thirteen weeks ended May 2, 2009.  No shares were awarded associated with director deferred compensation.  Total compensation costs, related to nonvested awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at May 2, 2009 were as follows (in thousands):

	Stock Options	Restricted Stock Units
Unrecognized compensation cost (in thousands)	$960	$6,804
Expected weighted-average period of compensation cost to be recognized	1.00 year	3.12 years

7.           Earnings Per Share

Basic earnings per share represent net earnings divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represent net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period using the treasury stock method.  The following table sets forth the weighted average common shares outstanding (in thousands):

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Weighted-average shares used in basic computations	28,568	28,707
Dilutive equity awards	403	374
Weighted-average shares used in diluted computations	28,971	29,081

For the thirteen-week periods ended May 2, 2009 and May 3, 2008, options for 452,856 and 580,750, respectively, of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

We also excluded 120,435 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common shares equivalents outstanding, because they are subject to certain performance-based annual vesting conditions which had not been achieved by the end of the thirteen-week period ended May 2, 2009.  Assuming the performance-criteria had been achieved as of May 2, 2009, the incremental dilutive impact would have been 31,403 shares.

8.           Stock Repurchase Program

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

We did not repurchase any shares of our common stock during the thirteen weeks ended May 2, 2009.  As of May 2, 2009, we had repurchased a total of 7,761,813 shares of our common stock at an approximate cost of $166.9 million. We have approximately $83.1 million available for stock repurchase as of May 2, 2009.  We do not have plans to repurchase any of our common stock in the near future.

9.           Properties

We currently operate 753 stores in 24 contiguous states.  Of these stores, 216 are located in malls and 537 are located in strip centers which are generally the centers of commerce and which are usually influenced by a Wal-Mart store.  Over the last several years, we have concentrated our store base growth in strip centers.

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

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area.  Historically, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.  However, we have recently experienced some difficulty in securing leases for new stores related to new construction due to the economic issues facing the commercial real estate market and landlords, thus reducing our ability to open stores at our historical rates.  Based primarily on our belief that we maintain good relations with our landlords, that most of our leases are at approximate market rents and that generally we have been able to secure leases for suitable locations, we believe our lease strategy will not be detrimental to our business, financial condition or results of operations.

Our corporate offices and our retail distribution center are leased under an operating lease. We own the Team Sales’ facility located in Birmingham, Alabama that warehouses inventory for educational institutions and youth associations. We believe our current distribution center is suitable and adequate to support our needs in the next few years.

10.           Commitments and Contingencies

Lease Commitments.

During the thirteen weeks ended May 2, 2009, we increased our lease commitments by a net of eight retail stores, each having initial lease termination dates between April 2012 and May 2019 as well as various office and transportation equipment.  At May 2, 2009, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current operating leases and including the net eight operating leases added during the thirteen weeks ended May 2, 2009 were as follows (in thousands):

Remaining Fiscal 2010	$31,832
Fiscal 2011	36,613
Fiscal 2012	30,920
Fiscal 2013	25,364
Fiscal 2014	18,479
Fiscal 2015	11,970
Thereafter	16,845
TOTAL	$172,023

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $5.4 million.  The related lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At May 2, 2009 and January 31, 2009, there was $0.6 million and $2.9 million, respectively, of annual bonus related expense included in accrued expenses.

In addition, the Compensation Committee of the Board has placed performance criteria on awards of restricted stock units (PSAs) to our Named Executive Officers.  The performance criteria are tied to performance targets with respect to future sales and operating income over a specified period of time.  These PSAs are expensed under the provisions of SFAS No. 123R, Share-Based Payments, and are evaluated each quarter to determine the probability that the performance conditions set within will be met.

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At May 2, 2009, we estimate that the liability related to these matters is approximately $34,000 and accordingly, have accrued $34,000 as a current liability on our unaudited condensed consolidated balance sheet.  As of January 31, 2009, we had accrued $47,000 as a current liability on our condensed consolidated balance sheet.

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

11.           Income Taxes

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

IMPORTANT NOTICE REGARDING FORWARD-LOOKING STATEMENTS

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors,”  “Business” and “Properties” in our Form 10-K dated March 31, 2009.

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

INVESTOR ACCESS TO COMPANY FILINGS

We make available free of charge on our website, www.hibbett.com under the heading “Investor Information,” copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Securities Exchange Act") as well as all Forms 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission on its EDGAR database at www.sec.gov.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, at no charge, by writing to:  Investor Relations, Hibbett Sports, Inc., 451 Industrial Lane, Birmingham, Alabama  35211.

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small and mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and the lower Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of May 2, 2009, we operated a total of 753 retail stores composed of 732 Hibbett Sports stores, 17 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 24 states.

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

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statement of operations for fiscal years ended January 30, 2010 and January 31, 2009 will include 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

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

Executive Summary

Net sales for the thirteen-week period ended May 2, 2009, increased 8.1% to $157.7 million compared with $145.8 million for the thirteen-week period ended May 3, 2008.  Comparable store sales increased 2.4%.  Operating income was 11.1% of net sales for the thirteen-week period ended May 2, 2009 compared to 10.6% for the thirteen-week period ended May 3, 2008, an increase of 55 basis points.  Net income increased 16.4% to $10.9 million compared with $9.4 million for the thirteen-week period ended May 3, 2008.  Earnings per diluted share increased 16.9% to $0.38 compared with $0.32 for the thirteen-week period ended May 3, 2008.

For the quarter, Hibbett opened 14 new stores and closed 6 stores, bringing the store base to 753 in 24 states as of May 2, 2009.  Inventory on a per store basis at May 2, 2009 decreased 4.9% compared to May 3, 2008.  Hibbett ended the first quarter with $34.6 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under its $80 million unsecured credit facilities.

Significant Accounting Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our significant accounting policies and estimates are described more fully in the Annual Report on Form 10-K filed on March 31, 2009.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 of this Form 10-Q for the period ended May 2, 2009, for information regarding recent accounting pronouncements.

Results of Operations

Thirteen Weeks Ended May 2, 2009 Compared to Thirteen Weeks Ended May 3, 2008

Net sales.  Net sales increased $11.9 million, or 8.1%, to $157.7 million for the thirteen weeks ended May 2, 2009 from $145.8 million for the comparable period in the prior year.  The following factors helped define this quarter:

•
We opened 14 Hibbett Sports stores and closed 6 in the thirteen weeks ended May 2, 2009.  New stores and stores not in the comparable store net sales calculation increased $8.5 million during the thirteen-week period.

•	We experienced a 2.4% increase in comparable store net sales, which amounted to $3.4 million, for the thirteen weeks ended May 2, 2009.

During the thirteen weeks ended May 2, 2009, 659 stores were included in the comparable store sales comparison.  The increase in comparable store sales was primarily attributable to a slight increase in the number of items per transaction and improved efficiencies in systems that enhanced our ability to offer the right product in the right store.  We also believe that the convenience of our stores, coupled with branded merchandise selection, encouraged the customer in our smaller markets to shop closer to home.

We experienced the following performance trends in the thirteen-week period ended May 2, 2009:

•
Footwear was up mid-single digits led by Nike Shox, Air Force One, Jordan, Under Armour training and running, Asics technical running and Converse.  Cleats were up and led by kid’s baseball and women’s softball.  Accessory sales were up high double digits led by socks, shoe care products and sunglasses.

•
College, pro and licensed apparel declined single digits, although we saw positive trends related to North Carolina’s NCAA basketball championship and New Era headwear.  As we anticipated, urban apparel was down double digits as our urban stores continued their negative comp store net sales trend.

•	Items per transaction were up 1.9% and the average selling price per unit was up slightly.
•	Strip center locations continue to outperform enclosed mall stores and non-urban stores continue to outperform urban locations.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $52.7 million, or 33.4% of net sales, in the thirteen weeks ended May 2, 2009, compared with $47.8 million, or 32.8% of net sales, in the same period of the prior fiscal year.  Our increase in gross profit percent was due primarily to improvement in cost control efforts in warehouse related costs.  Distribution expense as a rate to net sales decreased 29 basis points primarily due to savings from lower fuel costs.  Occupancy expense decreased 18 basis points and saw its largest decrease in rent expense as a percent to net sales resulting primarily from favorable rent reductions due to co-tenancy violations in our centers.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $31.9 million, or 20.2% of net sales, for the thirteen weeks ended May 2, 2009, compared to $29.1 million, or 20.0% of net sales, for the comparable period a year ago.  We attribute this slight increase to the following factors:

•	Stock-based compensation expense increased by 28 basis points, resulting from higher fair values of equity awards and the timing of the stock option grant to our Chief Executive Officer.
•
Inventory counting expense increased by 14 basis points as more store counts were performed in the thirteen-week period this year versus last year.  Although credit card transactions are trending flat, an increase in credit card fees accounted for an increase of 9 basis points.  We are also seeing an increasing trend in health care costs.

•	Somewhat offsetting the increases above were decreases in net advertising expenses, legal fees and accounting fees.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.1% in the thirteen weeks ended May 2, 2009 compared to 2.3% for the comparable period a year ago.  The weighted-average lease term of new store leases added during the thirteen weeks ended May 2, 2009 decreased to 5.91 years compared to those added during the thirteen weeks ended May 3, 2008 of 6.57 years.  We believe we have been able to secure shorter leases as a result of the current economic environment for commercial real estate.  We attribute the decrease in depreciation expense as a percent to net sales to a decrease in the cost of leasehold improvements in recent years as more of the build-out work is being done by landlords.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 4.2% in the thirteen weeks ended May 2, 2009, compared to 4.1% for the thirteen weeks ended May 3, 2008.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.8% and 38.8% for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.  The decrease in rate over last year is primarily the result of employment-related tax credits and a reduction in permanent tax items as they relate to stock option expense.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Net cash provided by operating activities:	$15,482	$4,773
Net cash used in investing activities:	(2,435)	(2,878)
Net cash provided by (used in) financing activities:	909	(6,089)
Net increase (decrease) in cash and cash equivalents	$13,956	$(4,194)

Operating Activities.

Cash flow from operations is seasonal in our business.  Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, such as holiday and back-to-school.  Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.  In recent periods, we have experienced a trend of increasing free rent provisions in lieu of cash construction allowances in our leases.  We believe this is primarily the result of the tightening of commercial credit on our landlords.  Because of this, the non-cash portion of landlord allowances has also experienced increases.

Net cash provided by operating activities was $15.5 million for the thirteen weeks ended May 2, 2009 compared with net cash provided by operating activities of $4.8 million for the thirteen weeks ended May 3, 2008.  The largest source of cash during the period was an increase in accounts payable.  The largest use of cash during the period was an increase in inventory.  At May 2, 2009, the inventory level on a per store basis decreased by 4.9% compared to May 3, 2008.  We believe this is primarily a result of our more sophisticated replenishment system.  Net income and non-cash charges, including depreciation and amortization expense and stock-based compensation expense also contributed to the increase in net cash provided by operating activities.

Investing Activities.

Net cash used in investing activities in the thirteen weeks ended May 2, 2009 totaled $2.4 million compared with net cash used in investing activities of $2.9 million in the thirteen weeks ended May 3, 2008.  Net purchases of short-term investments were $135,000 as of May 2, 2009 compared to net redemptions of short-term investments of $35,000 as of May 3, 2008.  Capital expenditures used $2.6 million and $2.9 million of cash in the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.  We use cash in investing activities to open new stores and remodel or relocate existing stores.  Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened 14 new stores and relocated or remodeled 4 existing store during the thirteen weeks ended May 2, 2009 as compared to opening 14 new stores and relocating or remodeling 1 existing store during the thirteen weeks ended May 3, 2008.

We estimate the cash outlay for capital expenditures in Fiscal 2010 will be approximately $17.2 million, which relates to the opening of 65 to 70 new stores, remodeling of selected existing stores, information technology upgrades and enhancements and various improvements at our headquarters and distribution center.  Of the total budgeted dollars for capital expenditures for Fiscal 2010, we anticipate that approximately 70% will be related to the opening of new stores and remodeling or relocating existing stores.  Approximately 19% will be related to improvements in information technology and distribution with the remaining related primarily to loss prevention tools, office space improvements, equipment and automobiles.

Financing Activities.

Net cash provided by financing activities was $1.0 million in the thirteen weeks ended May 2, 2009 compared to net cash used in financing activities of $6.1 million in the prior year period.  The cash fluctuation as compared to the same period last fiscal year was primarily due to the borrowings against our credit facilities to repurchase shares of our common stock and to finance our inventory position in preparation for the back-to-school and holiday selling seasons in the prior year.  In the thirteen weeks ended May 3, 2008, we expended $16.9 million on repurchases of our common stock and did not repurchase any of our common stock in the thirteen weeks ended May 2, 2009.  Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

As of May 2, 2009, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively, and which renew in August and December 2009, respectively. The facilities do not require a commitment or agency fee nor are there any covenant restrictions. We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of May 2, 2009, we did not have any debt outstanding under either of these facilities.

At May 3, 2008, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively and which renewed in August and December 2008, respectively. The facilities did not require a commitment or agency fee nor were there any covenant restrictions.  Both facilities were renewed.

Based on our current operating and store opening plans and management’s plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of May 2, 2009. All purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

Although our operations are influenced by general economic conditions, we do not believe that, historically, inflation has had a material impact on our results of operations as we are generally able to pass along inflationary increases in costs to our customers.  However, in recent periods, we have experienced an impact on overall sales due to a consumer spending slowdown attributable to higher unemployment, falling equity and real estate values and the limited availability of credit.

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

At May 2, 2009, the only indebtedness we had outstanding related to a capital lease obligation in the amount of $0.3 million.  We had no borrowings outstanding under any credit facility at May 2, 2009.  There were 27 days during the thirteen weeks ended May 2, 2009, where we incurred borrowings against our credit facilities for an average borrowing of $5.3 million.  The maximum borrowing was $11.7 million for the thirteen weeks ended May 2, 2009, with a weighted-average interest rate of 1.6%.

At January 31, 2009, we had no borrowings outstanding under any credit facility, nor did we have any indebtedness related to capital lease obligations. There were 348 days during the fifty-two weeks ended January 31, 2009, where we incurred borrowings against our credit facilities for an average borrowing of $23.2 million.  During Fiscal 2009, the maximum amount outstanding against these agreements was $47.1 million and the weighted average interest rate was 2.85%.

A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.  Our capital lease obligation would not be affected by any change in interest rates.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of May 2, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended May 2, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At May 2, 2009, we estimate that the liability related to these matters is approximately $34,000 and accordingly, have accrued $34,000 as a current liability on our unaudited condensed consolidated balance sheet.  As of January 31, 2009, we had accrued $47,000 as a current liability on our condensed consolidated balance sheet.

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

ITEM 1A.	Risk Factors.

No changes.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts

10.1
Sub-Sub-Sublease Agreement between Hibbett Sporting Goods, Inc. and Books-A-Million, dated April 23, 1996; incorporated by reference as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 7, 2006.

10.2
Amendment to 2006 Non-Employee Director Equity Plan Agreement for Non-Qualified Stock Options; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 17, 2009.

Certifications

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

HIBBETT SPORTS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Vice President & Chief Financial Officer
Date: June 3, 2009		(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts

10.1
Sub-Sub-Sublease Agreement between Hibbett Sporting Goods, Inc. and Books-A-Million, dated April 23, 1996; incorporated by reference as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 7, 2006.

10.2
Amendment to 2006 Non-Employee Director Equity Plan Agreement for Non-Qualified Stock Options; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 17, 2009.

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

	*	Filed Within