Form 10-Q
period 2009-08-01
HIBBETT SPORTS INC
filed 2009-09-04
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of September 2, 2009, were 28,643,675 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	August 1, 2009	January 31, 2009
Current Assets:
Cash and cash equivalents	$15,568	$20,650
Inventories	174,564	151,776
Other current assets	16,277	13,339
Total current assets	206,409	185,765

Property and equipment	134,308	131,624
Less accumulated depreciation and amortization	90,804	86,315
Property and equipment, net	43,504	45,309

Other assets, net	3,976	4,013
Total Assets	$253,889	$235,087

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$68,309	$64,460
Deferred rent	4,215	4,445
Other accrued expenses	9,552	9,805
Total current liabilities	82,076	78,710

Deferred rent	15,892	16,543
Other liabilities, net	3,804	3,259
Total liabilities	101,772	98,512

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
36,400,187 and 36,304,735 shares issued at August 1, 2009
and January 31, 2009, respectively	364	363
Paid-in capital	95,673	92,153
Retained earnings	223,024	211,003
Treasury stock, at cost; 7,761,813 shares repurchased at
August 1, 2009 and January 31, 2009	(166,944)	(166,944)
Total stockholders' investment	152,117	136,575
Total Liabilities and Stockholders' Investment	$253,889	$235,087

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Net sales	$123,118	$130,289	$280,818	$276,114
Cost of goods sold, including distribution
center and store occupancy costs	86,330	88,023	191,335	186,036
Gross profit	36,788	42,266	89,483	90,078

Store operating, selling and administrative
expenses	31,313	30,869	63,185	59,968
Depreciation and amortization	3,537	3,586	6,802	6,865
Operating income	1,938	7,811	19,496	23,245

Interest expense, net	32	248	34	371
Income before provision for income taxes	1,906	7,563	19,462	22,874

Provision for income taxes	797	2,771	7,441	8,711
Net income	$1,109	$4,792	$12,021	$14,163

Basic earnings per share	$0.04	$0.17	$0.42	$0.50
Diluted earnings per share	$0.04	$0.17	$0.41	$0.49

Weighted average shares outstanding:
Basic	28,633	28,453	28,600	28,580
Diluted	29,063	28,939	29,017	29,010

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
Cash Flows From Operating Activities:
Net income	$12,021	$14,163
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	6,802	6,865
Stock-based compensation	2,493	2,110
Other non-cash adjustments to net income	(1,014)	(397)
Changes in operating assets and liabilities	(21,859)	(26,846)
Net cash used in operating activities	(1,557)	(4,105)

Cash Flows From Investing Activities:
Redemption (purchase) of investments, net	115	(58)
Capital expenditures	(4,664)	(5,461)
Proceeds from sale of property and equipment	17	34
Net cash used in investing activities	(4,532)	(5,485)

Cash Flows From Financing Activities:
Cash used for stock repurchases	-	(16,940)
Net (payments) proceeds on revolving credit facility
and capital lease obligations	(29)	29,500
Excess tax benefit from stock option exercises	319	63
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	717	339
Net cash provided by financing activities	1,007	12,962

Net (Decrease) Increase in Cash and Cash Equivalents	(5,082)	3,372
Cash and Cash Equivalents, Beginning of Period	20,650	10,742
Cash and Cash Equivalents, End of Period	$15,568	$14,114

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.           Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2009.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments considered necessary for a fair presentation of our financial position as of August 1, 2009 and January 31, 2009 and the results of our operations and cash flows for the periods presented.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, we performed an evaluation of subsequent events for the accompanying unaudited condensed consolidated financial statements through September 4, 2009, the date these financial statements were issued.  We have concluded that no subsequent events have occurred that would require recognition in the unaudited condensed consolidated financial statements other than the renewal of our unsecured revolving credit facility with Regions Bank as described in Note 5 on page 5.

2.           Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification ™ (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS No. 168 establishes the Codification as the single official source of authoritative United States accounting and reporting standards for all non-governmental entities (other than guidance issued by the Securities and Exchange Commission).  The Codification changes the referencing and organization of financial standards and is effective for interim and annual periods ending on or after September 15, 2009.  As the Codification is not intended to change the existing accounting guidance, its adoption will not have an impact on our unaudited condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 (Accounting Standards Codification [ASC] 810-10), Amendments to FASB Interpretation No. 46(R), which amends the consolidation guidance applicable to variable interest entities.  This statement is effective for annual periods beginning after November 15, 2009, or our Fiscal 2010.  We do not expect that the adoption of SFAS No. 167 will have a material effect on our unaudited condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 (ASC 855-10-05), Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The standard also includes a new required disclosure of the date through which an entity has evaluated subsequent events.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  Accordingly, we adopted SFAS No. 165 during our second quarter ended August 1, 2009 and have evaluated any subsequent events through the date of this filing as disclosed in Note 1.  As SFAS No. 165 is not intended to significantly change the current practice of reporting subsequent events, the adoption of this standard did not affect our unaudited condensed consolidated financial statements.

3.           Fair Value of Financial Instruments

FASB SFAS No. 157 (ASC 820-10-50), Fair Value Measurements, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of inputs used to measure fair value are as follows:

•	Level I – Quoted prices in active markets for identical assets or liabilities.
•	Level II – Observable inputs other than quoted prices included in Level I.
•	Level III – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of August 1, 2009 (in thousands):

	Level I	Level II	Level III	Total
Short-term investments	$-	$-	$-	$-
Long-term investments	218	-	-	218
Total investments	$218	$-	$-	$218

Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.           Inventory Purchase Concentration

Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented approximately 52.5% and 53.6% of our purchases for the thirteen weeks ended August 1, 2009 and August 2, 2008, respectively.  Our second largest vendor represented approximately 9.8% and 7.7% of our purchases while our third largest vendor represented approximately 6.2% and 8.3% of our purchases for the thirteen weeks ended August 1, 2009 and August 2, 2008, respectively.

For the twenty-six weeks ended August 1, 2009 and August 2, 2008, Nike, our largest vendor, represented approximately 52.1% and 51.9% of our purchases, respectively.  Our second largest vendor represented approximately 8.3% and 7.1% of our purchases while our third largest vendor represented approximately 5.2% and 7.6% of our purchases for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.

5.           Debt and Capital Lease Obligations

At August 1, 2009 and January 31, 2009, we had two unsecured revolving credit facilities, which are renewable in August and December 2009.  The facilities allow for borrowings up to $30.0 million and $50.0 million, respectively, at a fixed rate, a rate based on prime or LIBOR plus 0.375%, at our election. Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  As of August 1, 2009 and January 31, 2009, we did not have any debt outstanding under either of these facilities.

We entered into a capital lease in March 2009 for certain technology hardware.  At August 1, 2009, the total capital lease obligation was $0.3 million, of which $0.1 million was classified as short-term and included in other accrued expenses and $0.2 million was classified as long-term and included in other liabilities on our unaudited condensed consolidated balance sheet.  At January 31, 2009, we did not have any capital lease obligations.

Subsequent to August 1, 2009, we renewed our existing facility of $30.0 million at a rate equal to the higher of the bank’s prime rate, the Federal Funds Rate plus ½ of 1% or LIBOR.  The renewal was effective August 27, 2009 and will expire on August 26, 2010.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

6.           Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Stock-based compensation expense by type:
Stock options	$291	$591	$1,354	$1,343
Restricted stock awards	488	335	1,078	712
Employee stock purchase	22	22	61	45
Director deferred compensation	-	-	-	10
Total stock-based compensation expense	801	948	2,493	2,110
Income tax benefit recognized	57	256	391	571
Stock-based compensation expense, net of income tax	$744	$692	$2,102	$1,539

In the thirteen weeks ended August 1, 2009, we granted 2,525 stock options.  Our employees purchased 5,064 shares of our common stock through our employee stock purchase plan.  There were no awards of restricted stock units and no stock transactions or expense associated with director deferred compensation in the thirteen weeks ended August 1, 2009.

The weighted-average grant date fair value of stock options granted during the thirteen-week period ended August 1, 2009 was $8.33 per share.  The grant date fair value of shares of stock purchased through our employee stock purchase plan was $4.71 and the price paid by our employees for shares of our common stock was $15.30 during the thirteen weeks ended August 1, 2009.  No shares were awarded associated with director deferred compensation.

In the twenty-six weeks ended August 1, 2009, we granted 80,158 stock options and 233,305 restricted stock units, of which 96,100 were performance-based awards to our named executive officers.  Our employees purchased 14,425 shares of our common stock through our employee stock purchase plan.  There were no stock transactions or expense associated with director deferred compensation.

The weighted-average grant date fair value of stock options granted during the twenty-six-week period ended August 1, 2009 was $9.55 per share.  The grant date fair value for restricted stock units granted during the twenty-six-week period ended August 1, 2009 was $18.04.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $4.33 and the average price paid by our employees for shares of our common stock was $14.04 during the twenty-six weeks ended August 1, 2009.  No shares were awarded associated with director deferred compensation.  Total compensation costs, related to nonvested awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at August 1, 2009 were as follows (in thousands):

	Stock Options	Restricted Stock Units
Unrecognized compensation cost (in thousands)	$ 689	$ 6,209
Expected weighted-average period of compensation cost to be recognized	0.75 years	2.90 years

7.           Earnings Per Share

Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share represents net earnings divided by the weighted-average number of shares outstanding, inclusive of the dilutive impact of common equivalent shares outstanding during the period using the treasury stock method.  The following table sets forth the weighted average common shares outstanding (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Weighted-average shares used in basic computations	28,633	28,453	28,600	28,580
Dilutive equity awards	430	486	417	430
Weighted-average shares used in diluted computations	29,063	28,939	29,017	29,010

For the thirteen and twenty-six-week periods ended August 1, 2009 and August 2, 2008, options for 325,754 and 428,524, respectively, of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

We also excluded 120,435 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common shares equivalents outstanding, because they are subject to certain performance-based annual vesting conditions which had not been achieved by the end of the twenty-six-week period ended August 1, 2009.  Assuming the performance-criteria had been achieved as of August 1, 2009, the incremental dilutive impact would have been 50,889 shares.

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

We did not repurchase any shares of our common stock during the thirteen or twenty-six weeks ended August 1, 2009.  As of August 1, 2009, we had repurchased a total of 7,761,813 shares of our common stock at an approximate cost of $166.9 million. We have approximately $83.1 million available under the Board authorization for stock repurchase as of August 1, 2009.  We do not have plans to repurchase any of our common stock in the near future.

9.           Properties

We currently operate 759 stores in 24 contiguous states.  Of these stores, 213 are located in malls and 546 are located in strip centers which are generally the centers of commerce and which are usually influenced by a Wal-Mart store.  Over the last several years, we have concentrated our store base growth in strip centers.

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

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area.  Historically, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.  However, we have recently experienced some difficulty in securing leases for new stores related to new construction due to the economic issues facing the commercial real estate market and landlords, thus reducing our ability to open stores at our historical rates.  We believe that we maintain good relations with our landlords, that most of our leases are at approximate market rents and that generally we have been able to secure leases for suitable locations.

Our corporate offices and our retail distribution center are leased under an operating lease. We own the Team Sales’ facility located in Birmingham, Alabama that warehouses inventory for educational institutions and youth associations. We believe our current distribution center is suitable and adequate to support our needs in the next few years.

10.           Commitments and Contingencies

Lease Commitments.

During the thirteen weeks ended August 1, 2009, we increased our lease commitments by a net of six retail stores, each having initial lease termination dates between May 2014 and June 2019 as well as various office and transportation equipment.  At August 1, 2009, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current operating leases and including the net six operating store leases added during the thirteen weeks ended August 1, 2009 were as follows (in thousands):

Remaining Fiscal 2010	$20,929
Fiscal 2011	37,658
Fiscal 2012	31,902
Fiscal 2013	26,243
Fiscal 2014	19,342
Fiscal 2015	12,892
Thereafter	17,339
TOTAL	$166,305

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $4.9 million.  The related lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At August 1, 2009 and January 31, 2009, there was $1.1 million and $2.9 million, respectively, of annual bonus related expense included in accrued expenses.

In addition, the Compensation Committee of the Board has placed performance criteria on awards of restricted stock units (PSAs) to our Named Executive Officers.  The performance criteria are tied to performance targets with respect to future sales and operating income over a specified period of time.  These PSAs are expensed under the provisions of SFAS No. 123R (ASC 718-10-10), Share-Based Payments, and are evaluated each quarter to determine the probability that the performance conditions set within will be met.

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At August 1, 2009 and January 31, 2009, we estimated that the liability related to these matters was approximately $0.1 million and accordingly, accrued $0.1 million as a current liability on our unaudited condensed consolidated balance sheets.

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

If the Company believes that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of SFAS No. 5 (ASC 450-20-50), Accounting for Contingencies.  With respect to any matter, the Company could change its belief as to whether a loss is probable or estimable, or its estimate of loss, at any time.  Even though the Company may not believe a loss is probable or estimable, it is reasonably possible that the Company could suffer a loss with respect to that matter in the future.

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors,”  “Business” and “Properties” in our Form 10-K for the fiscal year ended January 31, 2009.

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

INVESTOR ACCESS TO COMPANY FILINGS

We make available free of charge on our website, www.hibbett.com under the heading “Investor Information,” copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Securities Exchange Act”) as well as all Forms 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission on its EDGAR database at www.sec.gov.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, at no charge, by writing to:  Investor Relations, Hibbett Sports, Inc., 451 Industrial Lane, Birmingham, Alabama  35211.

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small and mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and the lower Midwest. Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of August 1, 2009, we operated a total of 759 retail stores composed of 738 Hibbett Sports stores, 17 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 24 states.

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

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal years ended January 30, 2010 and January 31, 2009 will include 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

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

Executive Summary

Unfavorable global economic conditions experienced in Fiscal 2009 have continued into and adversely affected us in the first half of Fiscal 2010.  During the second quarter of Fiscal 2010, we saw lower retail store traffic and a significant decline in footwear sales.  However, most other categories of merchandise performed within the expected range during the second quarter.

Net sales for the thirteen-week period ended August 1, 2009, decreased 5.5% to $123.1 million compared with $130.3 million for the thirteen-week period ended August 2, 2008.  Comparable store sales decreased 10.5%.  Operating income was 1.6% of net sales for the thirteen-week period ended August 1, 2009 compared to 6.0% for the thirteen-week period ended August 2, 2008.  Net income decreased to $1.1 million compared with $4.8 million for the thirteen-week period ended August 2, 2008.  Diluted earnings per share decreased to $0.04 compared with $0.17 for the thirteen-week period ended August 2, 2008.

Net sales for the twenty-six-week period ended August 1, 2009, increased 1.7% to $280.8 million compared with $276.1 million for the twenty-six-week period ended August 2, 2008.  Comparable store sales decreased 3.6%.  Operating income was 6.9% of net sales for the twenty-six-week period ended August 1, 2009 compared to 8.4% for the twenty-six-week period ended August 2, 2008.  Net income decreased to $12.0 million compared with $14.2 million for the twenty-six-week period ended August 2, 2008.  Diluted earnings per share decreased to $0.41 compared with $0.49 for the twenty-six-week period ended August 2, 2008.

During the second quarter, Hibbett opened nine new stores and closed three stores, bringing the store base to 759 in 24 states as of August 1, 2009.  Inventory on a per store basis at August 1, 2009 decreased 1.3% compared to August 2, 2008.  Hibbett ended the second quarter with $15.6 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under its $80.0 million unsecured credit facilities.

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

Recent Accounting Pronouncements

See Note 2 of this Form 10-Q for the period ended August 1, 2009, for information regarding recent accounting pronouncements.

Results of Operations

Thirteen Weeks Ended August 1, 2009 Compared to Thirteen Weeks Ended August 2, 2008

Net sales.  Net sales decreased $7.2 million, or 5.5%, to $123.1 million for the thirteen weeks ended August 1, 2009 from $130.3 million for the comparable period in the prior year.  Furthermore:

•
We opened nine Hibbett Sports stores and closed three stores in the thirteen weeks ended August 1, 2009.  New stores and stores not in the comparable store net sales calculation increased $5.9 million during the thirteen-week period.

•	We experienced a 10.5% decrease in comparable store net sales for the thirteen weeks ended August 1, 2009.

During the thirteen weeks ended August 1, 2009, 670 stores were included in the comparable store sales comparison.  The decrease in comparable store sales was primarily attributable to a significant decline in footwear that we believe was the result of the lack of economic stimulus checks that were in the market one year ago and the shift of tax-free holidays from the second quarter last year to the third quarter this year.  The most significant trend we experienced in the second quarter this year was a decline in footwear, while most other categories performed within the range we expected.  The difficult macroeconomic environment and declining consumer confidence resulted in lower customer traffic in our stores.  Strip center locations continue to outperform enclosed mall stores and non-urban stores continue to outperform urban locations.  Strip center locations now comprise approximately 75% of our total store base.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $36.8 million, or 29.9% of net sales, in the thirteen weeks ended August 1, 2009, compared with $42.3 million, or 32.4% of net sales, in the same period of the prior fiscal year.  Our decrease in gross profit percent was due primarily to the clearance of older inventory.  Distribution expense as a rate to net sales decreased 17 basis points primarily due to savings from lower fuel costs over a year ago.  Occupancy expense increased 133 basis points and saw its largest increase in rent expense as a percent to net sales resulting primarily from the de-leveraging of expenses.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $31.3 million, or 25.4% of net sales, for the thirteen weeks ended August 1, 2009, compared to $30.9 million, or 23.7% of net sales, for the comparable period a year ago.  We attribute this increase to the following factors:

•
Salary and benefit expenses increased 110 basis points at the retail level primarily as the result of the increase in minimum wages.  We also saw a slight increase in salary and benefit expenses at the administrative level.

•
An increase in credit card expenses accounted for an increase of 12 basis points due to increases in interchange rates and chargebacks.  Net advertising and supply expenses both increased by 11 basis points.

•	Somewhat offsetting the increases above were decreases in stock-based compensation due to the timing of the stock awards to our Chief Executive Officer between years and in store training expenses.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.9% in the thirteen weeks ended August 1, 2009 compared to 2.8% for the comparable period a year ago.  The weighted-average lease term of new store leases added during the thirteen weeks ended August 1, 2009 decreased to 6.1 years compared to those added during the thirteen weeks ended August 2, 2008 of 7.6 years.  We believe we have been able to secure shorter leases as a result of the current economic environment for commercial real estate.  We attribute the slight increase in depreciation expense as a percent to net sales to changes in estimates of useful lives of leasehold improvements in some underperforming stores offset by a decrease in the investment in leasehold improvements in recent years as more of the build-out work is being done by landlords.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 0.7% in the thirteen weeks ended August 1, 2009, compared to 2.1% for the thirteen weeks ended August 2, 2008.  The combined federal, state and local effective income tax rates as a percentage of pre-tax income were 41.8% and 36.6% for the thirteen weeks ended August 1, 2009 and August 2, 2008, respectively.  The increase in rate over last year is primarily the result of state tax discrete items including revision of estimates resulting from changes in state apportionment recorded in the second quarter of Fiscal 2010.  In the prior year, these entries were recorded in the third quarter.

Twenty-Six Weeks Ended August 1, 2009 Compared to Twenty-Six Weeks Ended August 2, 2008

Net sales.  Net sales increased $4.7 million, or 1.7%, to $280.8 million for the twenty-six weeks ended August 1, 2009 from $276.1 million for the comparable period in the prior year.  Furthermore:

•
We opened 23 Hibbett Sports stores and closed 9 stores in the twenty-six weeks ended August 1, 2009.  New stores and stores not in the comparable store net sales calculation increased $14.2 million during the twenty-six-week period.

•	We experienced a 3.6% decrease in comparable store net sales for the twenty-six weeks ended August 1, 2009.

During the twenty-six weeks ended August 1, 2009, 670 stores were included in the comparable store sales comparison.  The decrease in comparable store sales was primarily attributable to a significant decline in footwear in the second quarter that we believe was the result of the lack of economic stimulus checks that were in the market one year ago and the shift of tax-free holidays from the second quarter last year to the third quarter this year.  The most significant trend we experienced in the twenty-six-week period was a decline in footwear, while most other categories performed within levels we expected.  The difficult macroeconomic environment and declining consumer confidence resulted in lower customer traffic in our stores.  Strip center locations continue to outperform enclosed mall stores and non-urban stores continue to outperform urban locations.  Strip center locations now comprise approximately 75% of our total store base.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $89.5 million, or 31.9% of net sales, in the twenty-six weeks ended August 1, 2009, compared with $90.1 million, or 32.6% of net sales, in the same period of the prior fiscal year.  Our decrease in gross profit percent was due primarily to markdowns of older inventory in the second quarter.  Distribution expense as a rate to net sales decreased 24 basis points primarily due to savings from lower fuel costs.  Occupancy expense increased 44 basis points and saw its largest increase in rent expense as a percent to net sales resulting primarily from the de-leveraging of these expenses.  Occupancy expense on a per-store basis experienced a slight decrease.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $63.2 million, or 22.5% of net sales, for the twenty-six weeks ended August 1, 2009, compared to $60.0 million, or 21.7% of net sales, for the comparable period a year ago.  We attribute this increase to the following factors:

•
Salary and benefit expenses at the store level increased by 40 basis points primarily due to increases in minimum wage in the second quarter.  Stock-based compensation expense increased by 13 basis points, resulting from higher fair values of equity awards in Fiscal 2010.

•	Although credit card transactions are trending flat, an increase in credit card expenses accounted for an increase of 12 basis points. We also saw increases in supply expenses for our stores.
•	Somewhat offsetting the increases above was a decrease in store training expenses.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.4% in the twenty-six weeks ended August 1, 2009 compared to 2.5% for the comparable period a year ago.  The weighted-average lease term of new store leases added during the twenty-six weeks ended August 1, 2009 decreased to 6.0 years compared to those added during the twenty-six weeks ended August 2, 2008 of 7.1 years.  We believe we have been able to secure shorter leases as a result of the current economic environment for commercial real estate.  We attribute the slight decrease in depreciation expense as a percent to net sales to a decrease in the cost of leasehold improvements in recent years, as more of the build-out work is being done by landlords, offset by changes in estimates of useful lives of some underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 2.7% in the twenty-six weeks ended August 1, 2009, compared to 3.2% for the twenty-six weeks ended August 2, 2008.  The combined federal, state and local effective income tax rates as a percentage of pre-tax income were 38.2% and 38.1% for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	August 1,	August 2,
	2009	2008
Net cash used in operating activities:	$(1,557)	$(4,105)
Net cash used in investing activities:	(4,532)	(5,485)
Net cash provided by financing activities:	1,007	12,962
Net (decrease) increase in cash and cash equivalents	$(5,082)	$3,372

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

Net cash used in operating activities was $1.6 million for the twenty-six weeks ended August 1, 2009 compared with net cash used in operating activities of $4.1 million for the twenty-six weeks ended August 2, 2008.  The largest use of cash during the period was an increase in inventory.  The largest source of cash during the period was an increase in accounts payable.  At August 1, 2009, the inventory level on a per store basis decreased by 1.3% compared to August 2, 2008.  We believe this is primarily a result of our more sophisticated replenishment system and prudent inventory management.  Net income and non-cash charges, including depreciation and amortization expense and stock-based compensation expense also contributed to the increase in net cash used in operating activities.

Investing Activities.

Net cash used in investing activities in the twenty-six weeks ended August 1, 2009 totaled $4.5 million compared with net cash used in investing activities of $5.5 million in the twenty-six weeks ended August 2, 2008.  Net redemptions of investments were $0.1 million as of August 1, 2009 compared to net purchases of investments of $0.1 million as of August 2, 2008.  Capital expenditures used $4.7 million and $5.5 million of cash in the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.  We use cash in investing activities to open new stores and remodel or relocate existing stores.  The reduction of capital expenditures over last year is due to a slowing of new store openings and a lower initial investment in leasehold improvements per new store.  Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened 23 new stores and relocated or remodeled 8 existing store during the twenty-six weeks ended August 1, 2009 as compared to opening 28 new stores and relocating or remodeling 6 existing store during the twenty-six weeks ended August 2, 2008.

We estimate the cash outlay for capital expenditures in Fiscal 2010 will be approximately $14.5 million, which relates to the opening of 50 to 52 new stores, remodeling of selected existing stores, information technology upgrades and enhancements and various improvements at our headquarters and distribution center.  Of the total budgeted dollars for capital expenditures for Fiscal 2010, we anticipate that approximately 58% will be related to the opening of new stores and remodeling or relocating existing stores.  Approximately 23% will be related to improvements in information technology and distribution with the remaining related primarily to loss prevention tools, office space improvements, equipment and automobiles.

Financing Activities.

Net cash provided by financing activities was $1.0 million in the twenty-six weeks ended August 1, 2009 compared to net cash provided by financing activities of $13.0 million in the prior year period.  The cash fluctuation as compared to the same period last fiscal year was primarily due to the borrowings against our credit facilities to repurchase shares of our common stock and to finance our inventory position in preparation for the back-to-school and holiday selling seasons in the prior year.  In the twenty-six weeks ended August 2, 2008, we expended $16.9 million on repurchases of our common stock and did not repurchase any of our common stock in the twenty-six weeks ended August 1, 2009.  Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

As of August 1, 2009, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively, and which renew in August and December 2009, respectively. The facilities do not require a commitment or agency fee nor are there any covenant restrictions. We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of August 1, 2009, we did not have any debt outstanding under either of these facilities.

Subsequent to August 1, 2009, we renewed our existing facility of $30.0 million at a rate equal to the higher of the bank’s prime rate, the Federal Funds Rate plus ½ of 1% or LIBOR.  The renewal was effective August 27, 2009 and will expire on August 26, 2010.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

Based on our current operating and store opening plans and management’s plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of August 1, 2009. All purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

At August 1, 2009, the only indebtedness we had outstanding related to a capital lease obligation in the amount of $0.3 million.  At August 1, 2009, we had no borrowings outstanding under our credit facilities.  There were 54 days and 81 days during the thirteen and twenty-six weeks ended August 1, 2009, respectively, where we incurred borrowings against our credit facilities for an average borrowing of $8.9 million and $7.7 million, respectively.  The maximum borrowing was $13.9 million for the thirteen and twenty-six weeks ended August 1, 2009, with a weighted-average interest rate of 1.70% and 1.67%, respectively.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of August 1, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended August 1, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At August 1, 2009 and January 31, 2009, we estimated that the liability related to these matters was approximately $0.1 million and accordingly, accrued $0.1 million as a current liability on our unaudited condensed consolidated balance sheets.

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

If the Company believes that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of SFAS No. 5 (ASC 450-20-50), Accounting for Contingencies.  With respect to any matter, the Company could change its belief as to whether a loss is probable or estimable, or its estimate of loss, at any time.  Even though the Company may not believe a loss is probable or estimable, it is reasonably possible that the Company could suffer a loss with respect to that matter in the future.

ITEM 1A.	Risk Factors.

There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended January 31, 2009.
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on May 28, 2009, the stockholders elected nominees Terrance G. Finley and Alton E. Yother to the Board of Directors to serve a three-year term.  Votes cast were as follows:

Terrance G. Finley	For:	25,767,257
	Withheld:	1,903,929
	Total Votes Cast:	27,671,186

Alton E. Yother	For:	27,542,977
	Withheld:	128,209
	Total Votes Cast:	27,671,186

The stockholders voted to select KPMG LLP as our independent registered public accounting firm for Fiscal 2010.  Votes cast were as follows:

For:	27,643,726
Against:	24,485
Abstain:	2,975
Non Votes:	-
Total Votes Cast:	27,671,186

The stockholders voted to ratify an amendment to the 2005 Equity Incentive Plan to raise the annual award limit of stock unit awards, restricted stock awards, restricted stock unit awards and performance share awards that are intended to be performance-based compensation from 30,000 shares of stock to 75,000 shares of stock.  Votes cast were as follows:

For:	26,072,203
Against:	595,933
Abstain:	82,232
Non Votes:	920,818
Total Votes Cast:	27,671,186

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts

10.1		Master Note – Regions Bank Line of Credit; attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2009.

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

	*	Filed Within

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT SPORTS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Vice President & Chief Financial Officer
Date: September 4, 2009		(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts

10.1		Master Note – Regions Bank Line of Credit; attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2009.

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

	*	Filed Within