Form 10-Q
period 2009-10-31
HIBBETT SPORTS INC
filed 2009-12-08
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of December 8, 2009, were 28,663,971 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	October 31, 2009	January 31, 2009
Current Assets:
Cash and cash equivalents	$24,819	$20,650
Inventories	171,202	151,776
Other current assets	13,039	13,339
Total current assets	209,060	185,765

Property and equipment	134,804	131,624
Less accumulated depreciation and amortization	92,684	86,315
Property and equipment, net	42,120	45,309

Other assets, net	3,884	4,013
Total Assets	$255,064	$235,087

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$61,445	$64,460
Deferred rent	4,780	4,445
Other accrued expenses	8,276	9,805
Total current liabilities	74,501	78,710

Deferred rent	14,966	16,543
Other liabilities, net	3,276	3,259
Total liabilities	92,743	98,512

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
36,424,424 and 36,304,735 shares issued at October 31, 2009
and January 31, 2009, respectively	364	363
Paid-in capital	97,102	92,153
Retained earnings	231,799	211,003
Treasury stock, at cost; 7,761,813 shares repurchased at
October 31, 2009 and January 31, 2009	(166,944)	(166,944)
Total stockholders' investment	162,321	136,575
Total Liabilities and Stockholders' Investment	$255,064	$235,087

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008

Net sales	$145,855	$140,148	$426,673	$416,262
Cost of goods sold, including distribution
center and store occupancy costs	96,218	93,456	287,553	279,493
Gross profit	49,637	46,692	139,120	136,769

Store operating, selling and administrative
expenses	32,168	31,073	95,353	91,041
Depreciation and amortization	3,525	3,587	10,327	10,452
Operating income	13,944	12,032	33,440	35,276

Interest expense, net	2	153	36	523
Income before provision for income taxes	13,942	11,879	33,404	34,753

Provision for income taxes	5,167	4,227	12,608	12,938
Net income	$8,775	$7,652	$20,796	$21,815

Basic earnings per share	$0.31	$0.27	$0.73	$0.76
Diluted earnings per share	$0.30	$0.26	$0.72	$0.75

Weighted average shares outstanding:
Basic	28,646	28,495	28,616	28,551
Diluted	29,100	28,930	29,045	28,983

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008
Cash Flows From Operating Activities:
Net income	$20,796	$21,815
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	10,327	10,452
Stock-based compensation	3,323	2,707
Other non-cash adjustments to net income	(2,443)	(1,226)
Changes in operating assets and liabilities	(22,563)	(28,115)
Net cash provided by operating activities	9,440	5,633

Cash Flows From Investing Activities:
Redemption (purchase) of investments, net	92	(87)
Capital expenditures	(6,974)	(9,085)
Proceeds from sale of property and equipment	28	56
Net cash used in investing activities	(6,854)	(9,116)

Cash Flows From Financing Activities:
Cash used for stock repurchases	-	(16,940)
Net (payments) proceeds on revolving credit facility
and capital lease obligations	(52)	14,943
Excess tax benefit from stock option exercises	752	356
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	883	907
Net cash provided by (used in) financing activities	1,583	(734)

Net Increase (Decrease) in Cash and Cash Flow Equivalents	4,169	(4,217)
Cash and Cash Equivalents, Beginning of Period	20,650	10,742
Cash and Cash Equivalents, End of Period	$24,819	$6,525

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.           Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2009.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments considered necessary for a fair presentation of our financial position as of October 31, 2009 and January 31, 2009 and the results of our operations and cash flows for the periods presented.

Subsequent Events

In accordance with Accounting Standards Codification [ASC] Topic 855, Subsequent Events, we performed an evaluation of subsequent events for the accompanying unaudited condensed consolidated financial statements through December 8, 2009, the date these consolidated financial statements were issued.  We have concluded that no subsequent events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements other than the following:

•	Renewal of our unsecured revolving credit facility with Bank of America as described in Note 5;
•	Stock Repurchase Program replacing the existing Stock Repurchase Program as described in Note 8; and
•	Adoption of the Hibbett Sports, Inc. Executive Voluntary Deferral Plan as described in Note 12.

2.           Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC Topic 105, Generally Accepted Accounting Principles, effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The ASC is an aggregation of previously issued U.S. GAAP pronouncements in one comprehensive set of guidance organized by subject area.  In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references.  Subsequent revisions to U.S. GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).

In June 2009, the FASB issued ASC Subtopic 810-10-65, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB 51, which amends the consolidation guidance applicable to variable interest entities.  This guidance is effective for annual periods beginning after November 15, 2009, or our Fiscal 2010.  We do not expect that the adoption of ASC Subtopic 810-10-65 will have a material effect on our unaudited condensed consolidated financial statements.

3.           Fair Value of Financial Instruments

ASC Subtopic 820, Fair Value Measurements and Disclosures, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of inputs used to measure fair value are as follows:

•	Level I – Quoted prices in active markets for identical assets or liabilities.
•	Level II – Observable inputs other than quoted prices included in Level I.
•	Level III – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of October 31, 2009 (in thousands):

	Level I	Level II	Level III	Total
Short-term investments	$-	$-	$-	$-
Long-term investments	240	-	-	240
Total investments	$240	$-	$-	$240

Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.           Inventory Purchase Concentration

Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented approximately 44.5% and 46.4% of our purchases for the thirteen-week period ended October 31, 2009 and November 1, 2008, respectively.  Our second largest vendor represented approximately 12.3% and 11.4% of our purchases while our third largest vendor represented approximately 8.5% and 10.1% of our purchases for the thirteen-week period ended October 31, 2009 and November 1, 2008, respectively.

For the thirty-nine-week period ended October 31, 2009 and November 1, 2008, Nike, our largest vendor, represented approximately 49.8% and 50.3% of our purchases, respectively.  Our second largest vendor represented approximately 9.5% and 8.3% of our purchases while our third largest vendor represented approximately 6.4% and 8.3% of our purchases for the thirty-nine-week period ended October 31, 2009 and November 1, 2008, respectively.

5.           Debt and Capital Lease Obligations

At October 31, 2009 and January 31, 2009, we had two unsecured revolving credit facilities, which are renewable in November 2009 and August 2010.  The facilities allow for borrowings up to $50.0 million at a rate of prime plus 2.0 % and $30.0 million at a rate equal to the higher of the bank’s prime rate, the Federal Funds Rate plus ½ of 1% or LIBOR. Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  As of October 31, 2009 and January 31, 2009, we did not have any debt outstanding under either of these facilities.

We entered into a capital lease in March 2009 for certain technology hardware.  At October 31, 2009, the total capital lease obligation was $0.3 million, of which $0.1 million was classified as a short-term liability and included in other accrued expenses and $0.2 million was classified as a long-term liability and included in other liabilities on our unaudited condensed consolidated balance sheet.  At January 31, 2009, we did not have any capital lease obligations.

Subsequent to October 31, 2009, we renewed our existing facility of $50.0 million at a rate equal to prime plus 2.0%.  The renewal was effective November 20, 2009 and will expire on November 19, 2010.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

6.           Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and thirty-nine-week period ended October 31, 2009 and November 1, 2008 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Stock-based compensation expense by type:
Stock options	$223	$315	$1,577	$1,658
Restricted stock awards	595	255	1,673	967
Employee stock purchase	12	28	73	72
Director deferred compensation	-	-	-	10
Total stock-based compensation expense	830	598	3,323	2,707
Income tax benefit recognized	253	138	1,016	704
Stock-based compensation expense, net of income tax	$577	$460	$2,307	$2,003

In the thirteen-week period ended October 31, 2009, we granted 2,493 stock options.  Our employees purchased 2,800 shares of our common stock through our employee stock purchase plan.  There were no awards of restricted stock units and no stock transactions or expense associated with director deferred compensation in the thirteen-week period ended October 31, 2009.

The weighted-average grant date fair value of stock options granted during the thirteen-week period ended October 31, 2009 was $7.69 per share.  The grant date fair value of shares of stock purchased through our employee stock purchase plan was $4.20 and the price paid by our employees for shares of our common stock was $15.47 during the thirteen-week period ended October 31, 2009.  No shares were awarded associated with director deferred compensation.

In the thirty-nine-week period ended October 31, 2009, we granted 82,651 stock options and 233,305 restricted stock units, of which 96,100 were performance-based awards to our named executive officers.  Our employees purchased 17,225 shares of our common stock through our employee stock purchase plan.  There were no stock transactions or expense associated with director deferred compensation.

The weighted-average grant date fair value of stock options granted during the thirty-nine-week period ended October 31, 2009 was $9.49 per share.  The grant date fair value for restricted stock units granted during the thirty-nine-week period ended October 31, 2009 was $18.04.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $4.31 and the average price paid by our employees for shares of our common stock was $14.27 during the thirty-nine-week period ended October 31, 2009.  No shares were awarded associated with director deferred compensation.  Total compensation costs, related to nonvested awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at October 31, 2009 were as follows:

	Stock Options	Restricted Stock Units
Unrecognized compensation cost (in thousands)	$ 484	$ 5,669
Expected weighted-average period of compensation cost to be recognized	0.5 years	2.7 years

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Weighted-average shares used in basic computations	28,646	28,495	28,616	28,551
Dilutive equity awards	454	435	429	432
Weighted-average shares used in diluted computations	29,100	28,930	29,045	28,983

For the thirteen and thirty-nine-week periods ended October 31, 2009 and November 1, 2008, options for 328,994 and 309,496, respectively, of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

We also excluded 120,435 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common shares equivalents outstanding, because they are subject to certain performance-based annual vesting conditions which had not been achieved by the end of the thirty-nine-week period ended October 31, 2009.  Assuming the performance-criteria had been achieved as of October 31, 2009, the incremental dilutive impact would have been 60,287 shares.

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

We did not repurchase any shares of our common stock during the thirteen or thirty-nine-week period ended October 31, 2009.  As of October 31, 2009, we had repurchased a total of 7,761,813 shares of our common stock at an approximate cost of $166.9 million. We have approximately $83.1 million available under the Board authorization for stock repurchase as of October 31, 2009.

Subsequent to October 31, 2009, our Board authorized a stock repurchase program of $250.0 million through February 2, 2013 effective on November 18, 2009.  The new program replaces the authorization that was in place at October 31, 2009.  Stock repurchases may be made in the open market or in negotiated transactions with the amount and timing of repurchases dependent on market conditions and at the discretion of our management and Board.  We do not have plans to repurchase any of our common stock in the near future.

9.           Properties

We currently operate 764 stores in 24 contiguous states.  Of these stores, 212 are located in malls and 552 are located in strip centers which are generally the centers of commerce and which are usually influenced by a Wal-Mart store.  Over the last several years, we have concentrated our store base growth in strip centers.

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

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area.  Historically, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.  However, we have recently experienced some difficulty in securing leases for new stores related to new construction due to the economic issues facing the commercial real estate market and landlords, thus reducing our ability to open stores at our historical rates.  We believe that we maintain good relations with our landlords, that most of our leases are at approximate market rents and that generally we have been able to secure leases for suitable locations.  We are, however, expecting our rate of store openings to continue at a slower pace through the next fiscal year.

Our corporate offices and our retail distribution center are leased under an operating lease. We own the Team Sales’ facility located in Birmingham, Alabama that warehouses inventory for educational institutions and youth associations. We believe our current distribution center is suitable and adequate to support our needs in the next few years.

10.           Commitments and Contingencies

Lease Commitments.

During the thirteen-week period ended October 31, 2009, we increased our lease commitments by a net of five retail stores, each having initial lease termination dates between October 2014 and May 2017, as well as various office and transportation equipment.  At October 31, 2009, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital lease and operating leases, including the net five operating store leases added during the thirteen-week period ended October 31, 2009 were as follows (in thousands):

	Operating	Capital	Total
Remaining Fiscal 2010	$12,705	$43	$12,748
Fiscal 2011	39,467	174	39,641
Fiscal 2012	33,850	174	34,024
Fiscal 2013	27,695	-	27,695
Fiscal 2014	20,391	-	20,391
Fiscal 2015	13,925	-	13,925
Thereafter	18,356	-	18,356
Total	$166,389	$391	$166,780

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $4.5 million.  The related lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At October 31, 2009 and January 31, 2009, there was $1.9 million and $2.9 million, respectively, of annual bonus related expenses included in accrued expenses.

In addition, the Compensation Committee of the Board has placed performance criteria on awards of restricted stock units (PSAs) to our Named Executive Officers.  The performance criteria are tied to performance targets with respect to future sales and earnings before interest and taxes over a specified period of time.  These PSAs are expensed under the provisions of ASC Topic 718, Compensation – Stock Compensation, and are evaluated each quarter to determine the probability that the performance conditions set within will be met.

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At October 31, 2009 and January 31, 2009, we estimated that the liability related to these matters was approximately $0.1 million and accordingly, accrued $0.1 million as a current liability on our unaudited condensed consolidated balance sheets.

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

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  With respect to any matter, we could change our belief as to whether a loss is probable or estimable, or our estimate of loss, at any time.  Even though we may not believe a loss is probable or estimable, it is reasonably possible that we could suffer a loss with respect to that matter in the future.

11.           Income Taxes

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.  For interim financial reporting, we estimate the annual effective tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual effective rate.  We refine the estimates of the taxable income throughout the year as new information becomes available, including year-to-date financial results.  This process often results in a change to our expected effective tax rate for the year.  When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual effective tax rate.  Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2007 or by most state taxing jurisdictions for years prior to Fiscal 2004.

12.           Defined Contribution Plans

Subsequent to October 31, 2009, the Board adopted the Hibbett Sports, Inc. Executive Voluntary Deferral Plan (Plan) effective January 1, 2010.  The primary purpose of the Plan is to permit key executives of the Company with the opportunity to defer, on a pre-tax basis, a portion of their compensation as defined in the Plan.

We intend for the Plan to be an employee pension benefit plan within the meaning of the Employee Retirement Income Security Act of 1974, as amended.  The Plan covers a select group of management or highly compensated employees as determined by our Compensation Committee.  We also intend for the Plan to comply with the requirements of Section 409A of the Internal Revenue Code of 1986.

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

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small and mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and the lower Midwest.  Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service. As of October 31, 2009, we operated a total of 764 retail stores composed of 743 Hibbett Sports stores, 17 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 24 states.

Our primary retail format and growth vehicle is Hibbett Sports, a 5,000-square-foot store located primarily in strip centers which are usually influenced by a Wal-Mart store and in enclosed malls. Over the last several years, we have concentrated and expect to continue our store base growth in strip centers versus enclosed malls.  We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of quality branded merchandise and a high level of customer service. We do not expect that the average size of our stores will vary significantly in the future.

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

Executive Summary

Unfavorable global economic conditions experienced in Fiscal 2009 have continued to adversely affect us in Fiscal 2010.  Through the third quarter of Fiscal 2010, we saw lower retail store traffic and a decline in footwear sales, although there was some improvement in footwear sales during the third quarter over the second quarter.  Apparel, accessories, equipment and cleated footwear performed positively during the third quarter and we expect that trend to continue in the fourth quarter.  Margins and liquidity improved on a slight decline in comparable store sales due to inventory management and tight expense control.

Net sales for the thirteen-week period ended October 31, 2009, increased 4.1% to $145.9 million compared with $140.1 million for the thirteen-week period ended November 1, 2008.  Comparable store sales decreased 0.2%.  Operating income was 9.6% of net sales for the thirteen-week period ended October 31, 2009 compared to 8.6% for the thirteen-week period ended November 1, 2008.  Net income increased to $8.8 million compared with $7.7 million for the thirteen-week period ended November 1, 2008.  Diluted earnings per share increased to $0.30 compared with $0.26 for the thirteen-week period ended November 1, 2008.

Net sales for the thirty-nine-week period ended October 31, 2009, increased 2.5% to $426.7 million compared with $416.3 million for the thirty-nine-week period ended November 1, 2008.  Comparable store sales decreased 2.5%.  Operating income was 7.8% of net sales for the thirty-nine-week period ended October 31, 2009 compared to 8.5% for the thirty-nine-week period ended November 1, 2008.  Net income decreased to $20.8 million compared with $21.8 million for the thirty-nine-week period ended November 1, 2008.  Diluted earnings per share decreased to $0.72 compared with $0.75 for the thirty-nine-week period ended November 1, 2008.

During the third quarter, Hibbett opened seven new stores and closed two stores, bringing the store base to 764 in 24 states as of October 31, 2009.  Inventory on a per store basis at October 31, 2009 was basically flat compared to November 1, 2008.  Hibbett ended the third quarter with $24.8 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under its $80.0 million unsecured credit facilities.

Significant Accounting Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our significant accounting policies and estimates are described more fully in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009, and filed on March 31, 2009.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 of this Form 10-Q for the period ended October 31, 2009, for information regarding recent accounting pronouncements.

Results of Operations

Thirteen-week period Ended October 31, 2009 Compared to Thirteen-week period Ended November 1, 2008

Net sales.  Net sales increased $5.7 million, or 4.1%, to $145.9 million for the thirteen-week period ended October 31, 2009 from $140.1 million for the comparable period in the prior year.  Furthermore:

•
We opened seven Hibbett Sports stores and closed two stores in the thirteen-week period ended October 31, 2009.  New stores and stores not in the comparable store net sales calculation increased $6.0 million during the thirteen-week period.

•	We experienced a 0.2% decrease in comparable store net sales for the thirteen-week period ended October 31, 2009.

During the thirteen-week period ended October 31, 2009, 681 stores were included in the comparable store sales comparison.  The slight decrease in comparable store sales was primarily attributable to the continued decline in footwear offset by strong performance in accessories, cleated footwear, equipment and activewear.  We believe that the difficult macroeconomic environment and declining consumer confidence continues to result in lower customer traffic in our stores.  Strip center locations continue to outperform enclosed mall stores.  Strip center locations now comprise approximately 75% of our total store base.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $49.6 million, or 34.0% of net sales, in the thirteen-week period ended October 31, 2009, compared with $46.7 million, or 33.3% of net sales, in the same period of the prior fiscal year.  The increase in gross profit percent was due primarily to lower markdowns, improved initial mark-on, improved vendor contributions and reduced inventory shrinkage.  Distribution expense as a rate to net sales decreased 33 basis points primarily due to savings from lower fuel costs over a year ago.  Occupancy expense increased 39 basis points and saw its largest increase in rent expense as a percent to net sales resulting primarily from the de-leveraging of expenses.  We believe the increase in occupancy expense is offset by a decrease in depreciation as a result of lower initial investments in leasehold improvements.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $32.2 million, or 22.1% of net sales, for the thirteen-week period ended October 31, 2009, compared to $31.1 million, or 22.2% of net sales, for the comparable period a year ago.  We closely monitor and carefully manage these costs.  Experienced in the third quarter were the following factors:

•
Salary and benefit expenses increased 51 basis points at the retail level primarily as the result of the increase in minimum wages.  Salary and benefit expenses at the administrative level decreased 20 basis points due to fewer staff additions and lower bonus accrual.

•	New store costs accounted for a decrease of 25 basis points due to fewer store openings over the same period in the prior year.
•
Medical insurance increased by 15 basis points resulting from an increase in the volume of claims versus larger claims.  Stock option compensation expense increased by 14 basis points as we accrued for the expected achievement of certain performance goals.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.4% in the thirteen-week period ended October 31, 2009 compared to 2.6% for the comparable period a year ago.  The weighted-average lease term of new store leases added during the thirteen-week period ended October 31, 2009 decreased to 5.9 years compared to those added during the thirteen-week period ended November 1, 2008 of 6.6 years.  Because of the current economic environment, we are negotiating leases with shorter initial terms with options to stay longer at our discretion.  We attribute the decrease in depreciation expense as a percent to net sales to changes in estimates of useful lives of leasehold improvements in some underperforming stores offset by a decrease in the investment in leasehold improvements in recent years as more of the build-out work is being done by landlords.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 3.5% in the thirteen-week period ended October 31, 2009, compared to 3.0% for the thirteen-week period ended November 1, 2008.  The combined federal, state and local effective income tax rates as a percentage of pre-tax income were 37.1% and 35.6% for the thirteen-week period ended October 31, 2009 and November 1, 2008, respectively.  The increase in rate over last year is primarily the result of a lesser impact of discrete items as compared to last year.

Thirty-nine-week period Ended October 31, 2009 Compared to Thirty-nine-week period Ended November 1, 2008

Net sales.  Net sales increased $10.4 million, or 2.5%, to $426.7 million for the thirty-nine-week period ended October 31, 2009 from $416.3 million for the comparable period in the prior year.  Furthermore:

•
We opened 30 Hibbett Sports stores and closed 11 stores in the thirty-nine-week period ended October 31, 2009.  New stores and stores not in the comparable store net sales calculation increased $14.5 million during the thirty-nine-week period.

•	We experienced a 2.5% decrease in comparable store net sales for the thirty-nine-week period ended October 31, 2009.

During the thirty-nine-week period ended October 31, 2009, 681 stores were included in the comparable store sales comparison.  The decrease in comparable store sales was primarily attributable to a decline in footwear year-to-date that we believe was the result of the lack of economic stimulus checks that were in the market one year ago and the tougher macroeconomic environment.  Most other categories of merchandise performed within the levels we expected.  The difficult macroeconomic environment and declining consumer confidence resulted in lower customer traffic in our stores.  Strip center locations continue to outperform enclosed mall stores.  Strip center locations now comprise approximately 75% of our total store base.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $139.1 million, or 32.6% of net sales, in the thirty-nine-week period ended October 31, 2009, compared with $136.8 million, or 32.9% of net sales, in the same period of the prior fiscal year.  Our decrease in gross profit percent was due primarily to markdowns of older inventories in the second quarter.  Distribution expense as a rate to net sales decreased 27 basis points primarily due to savings from lower fuel costs.  Such savings in logistics coupled with our technology improvements and effective management of costs facilitated the leveraging of distribution expense on a negative comparable store sales performance.  Occupancy expense increased 42 basis points and saw its largest increase in rent expense as a percent to net sales resulting primarily from the de-leveraging of these expenses.  We believe the increase in occupancy expense is offset by a decrease in depreciation as a result of lower initial investments in leasehold improvements.  Occupancy expense on a per-store basis experienced a slight decrease in dollars.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $95.4 million, or 22.4% of net sales, for the thirty-nine-week period ended October 31, 2009, compared to $91.0 million, or 21.9% of net sales, for the comparable period a year ago.  We attribute this increase to the following factors:

•
Salary and benefit expenses at the store level increased by 44 basis points primarily due to increases in minimum wage.  Stock-based compensation expense increased by 13 basis points, resulting from higher fair values of equity awards in Fiscal 2010 and an increased accrual in expected achievement for certain awards based on performance criteria.

•
Although credit card transactions are trending flat, an increase in credit card expenses, resulting from increased interchange rates, accounted for an increase of 9 basis points.  We also saw increases in supply expenses for our stores due to increased signage.

•	Somewhat offsetting the increases above was a decrease in store training expenses related to fewer store openings.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.4% in the thirty-nine-week period ended October 31, 2009 compared to 2.5% for the comparable period a year ago.  The weighted-average lease term of new store leases added during the thirty-nine-week period ended October 31, 2009 decreased to 6.0 years compared to those added during the thirty-nine-week period ended November 1, 2008 of 6.9 years.  We believe we have been able to secure shorter leases as a result of the current economic environment for commercial real estate.  We attribute the slight decrease in depreciation expense as a percent to net sales to a decrease in the cost of leasehold improvements in recent years, as more of the build-out work is being done by landlords, offset by changes in estimates of useful lives of some underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 3.0% in the thirty-nine-week period ended October 31, 2009, compared to 3.1% for the thirty-nine-week period ended November 1, 2008.  The combined federal, state and local effective income tax rates as a percentage of pre-tax income were 37.7% and 37.2% for the thirty-nine-week period ended October 31, 2009 and November 1, 2008, respectively.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 31,	November 1,
	2009	2008
Net cash provided by operating activities:	$9,440	$5,633
Net cash used in investing activities:	(6,854)	(9,116)
Net cash provided by (used in) financing activities:	1,583	(734)
Net increase (decrease) in cash and cash equivalents	$4,169	$(4,217)

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

Net cash provided by operating activities was $9.4 million for the thirty-nine-week period ended October 31, 2009 compared with net cash provided by operating activities of $5.6 million for the thirty-nine-week period ended November 1, 2008.  The largest use of cash during the period was an increase in inventories.  The largest source of cash during the period was an increase in accounts payable.  At October 31, 2009, the inventory level on a per store basis remained basically flat compared to November 1, 2008.  Non-cash charges included depreciation and amortization expense and stock-based compensation expense.

Investing Activities.

Net cash used in investing activities in the thirty-nine-week period ended October 31, 2009 totaled $6.9 million compared with net cash used in investing activities of $9.1 million in the thirty-nine-week period ended November 1, 2008.  Net redemptions of investments were $0.1 million as of October 31, 2009 compared to net purchases of investments of $0.1 million as of November 1, 2008.  Capital expenditures used $7.0 million and $9.1 million of cash in the thirty-nine-week period ended October 31, 2009 and November 1, 2008, respectively.  We use cash in investing activities to open new stores and remodel or relocate existing stores.  The reduction of capital expenditures over last year is due to a slowing of new store openings and a lower initial investment in leasehold improvements per new store.  Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened 31 new stores and relocated or remodeled 12 existing stores during the thirty-nine-week period ended October 31, 2009 as compared to opening 50 new stores and relocating or remodeling 7 existing stores during the thirty-nine-week period ended November 1, 2008.

We estimate the cash outlay for capital expenditures in Fiscal 2010 will be approximately $10.0 million, which relates to the opening of 42 new stores, remodeling of selected existing stores, information technology upgrades and enhancements and various improvements at our headquarters and distribution center.  Of the total budgeted dollars for capital expenditures for Fiscal 2010, we anticipate that approximately 65% will be related to the opening of new stores and remodeling or relocating existing stores.  Approximately 23% will be related to improvements in information technology and distribution with the remaining related primarily to loss prevention tools, office space improvements, equipment and automobiles.

Financing Activities.

Net cash provided by financing activities was $1.6 million in the thirty-nine-week period ended October 31, 2009 compared to net cash used in financing activities of $0.7 million in the prior year period.  The cash fluctuation as compared to the same period last fiscal year was primarily due to the borrowings against our credit facilities to repurchase shares of our common stock and to finance our inventory position in preparation for the back-to-school and holiday selling seasons in the prior year.  In the thirty-nine-week period ended November 1, 2008, we expended $16.9 million on repurchases of our common stock and did not repurchase any of our common stock in the thirty-nine-week period ended October 31, 2009.  Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

As of October 31, 2009, we had two unsecured revolving credit facilities that allow borrowings up to $50.0 million and $30.0 million, respectively, and which renew in November 2009 and August 2010, respectively. The facilities do not require a commitment or agency fee nor are there any covenant restrictions. We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of October 31, 2009, we did not have any debt outstanding under either of these facilities.

Subsequent to October 31, 2009, we renewed our existing facility of $50.0 million at a rate equal to prime plus 2.0%.  The renewal was effective November 20, 2009 and will expire on November 19, 2010.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

Based on our current operating and store opening plans and plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of October 31, 2009. All purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

At October 31, 2009, the only indebtedness we had outstanding related to a capital lease obligation in the amount of $0.3 million.  At October 31, 2009, we had no borrowings outstanding under our credit facilities.  There were 7 days and 88 days during the thirteen and thirty-nine-week period ended October 31, 2009, respectively, where we incurred borrowings against our credit facilities for an average borrowing of $1.8 million and $7.2 million, respectively.  The maximum borrowing was $2.8 million and $13.9 million for the thirteen and thirty-nine-week period ended October 31, 2009, with a weighted-average interest rate of 2.18% and 1.71%, respectively.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 31, 2009.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended October 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At October 31, 2009 and January 31, 2009, we estimated that the liability related to these matters was approximately $0.1 million and accordingly, accrued $0.1 million as a current liability on our unaudited condensed consolidated balance sheets.

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

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  With respect to any matter, we could change our belief as to whether a loss is probable or estimable, or our estimate of loss, at any time.  Even though we may not believe a loss is probable or estimable, it is reasonably possible that we could suffer a loss with respect to that matter in the future.

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

Material Contracts

10.1
Authorization by Board of Directors of Hibbett Sports, Inc. for stock repurchase program, dated November 18, 2009; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 20, 2009.

10.2
Hibbett Sports, Inc. Executive Voluntary Deferral Plan approved by the Board of Directors, dated November 18, 2009; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 20, 2009.

10.3
Amendment No. 2 to Credit Agreement between the Company and Bank of America, N.A., dated as of November 20, 2009; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.

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

HIBBETT SPORTS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Senior Vice President & Chief Financial Officer
Date: December 8, 2009		(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts

10.1
Authorization by Board of Directors of Hibbett Sports, Inc. for stock repurchase program, dated November 18, 2009; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 20, 2009.

10.2
Hibbett Sports, Inc. Executive Voluntary Deferral Plan approved by the Board of Directors, dated November 18, 2009; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 20, 2009.

10.3
Amendment No. 2 to Credit Agreement between the Company and Bank of America, N.A., dated as of November 20, 2009; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

	*	Filed Within