Form 10-K
period 2010-01-30
HIBBETT SPORTS INC
filed 2010-03-26
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                           January 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $527,232,465 on July 31, 2009, based on the closing sale price of $18.41 at July 31, 2009 for the common stock on such date on the NASDAQ Global Select Market.

The number of shares outstanding of the Registrant’s common stock, as of March 22, 2010 was 28,745,777.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on May 27, 2010 are incorporated by reference into Part III of this Annual Report on Form 10-K.   Registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 26, 2010.

HIBBETT SPORTS, INC.

INDEX

			Page
PART I
Item	1.	Business.	5
Item	1A.	Risk Factors.	9
Item	1B.	Unresolved Staff Comments.	14
Item	2.	Properties.	15
Item	3.	Legal Proceedings.	15
Item	4.	Removed and Reserved.	16
PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	16
Item	6.	Selected Consolidated Financial Data.	18
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	28
Item	8.	Consolidated Financial Statements and Supplementary Data.	29
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	50
Item	9A.	Controls and Procedures.	50
Item	9B.	Other Information.	50

Part III
Item	10.	Directors, Executive Officers and Corporate Governance.	51
Item	11.	Executive Compensation.	51
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	51
Item	13.	Certain Relationships and Related Transactions, and Director Independence.	51
Item	14.	Principal Accounting Fees and Services.	52

Part IV
Item	15.	Exhibits and Consolidated Financial Statement Schedules.	52
		Signatures.	54

A warning about Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments and results.  They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “target” or “estimate.”  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales changes, net sales growth and earnings;
•	our growth, including our plans to add, expand or relocate stores and square footage growth, our markets’ ability to support such growth and the suitability of our distribution facility;
•	the cost of regulatory compliance, including those directed at climate change and its effects and the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facilities;
•	our seasonal sales patterns and assumptions concerning customer buying behavior;
•	our expectations regarding competition;
•	our ability to renew or replace store leases satisfactorily;
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

Our forward-looking statements could be wrong in light of these risks, uncertainties and assumptions.  The future events, developments or results described in this report could turn out to be materially different.  We have no obligation to publicly update or revise our forward-looking statements after the date of this annual report and you should not expect us to do so.

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

Introductory Note

Unless specifically indicated otherwise, any reference to “2011” or “Fiscal 2011” relates to our year ending January 29, 2011.  Any reference to “2010” or “Fiscal 2010” relates to our year ended January 30, 2010.  Any reference to “2009” or “Fiscal 2009” relates to our year ended January 31, 2009.  Any reference to “2008” or “Fiscal 2008” relates to our year ended February 2, 2008.

PART 1

Item 1.              Business.

Our Company

Our Company was originally organized in 1945 under the name Dixie Supply Company in Florence, Alabama, specializing primarily in the marine and small aircraft business.  In 1951, the Company started targeting school athletic programs in North Alabama and by the end of the 1950’s had developed a profitable team sales business.  In 1960, we sold the marine portion of our business and have been solely in the sporting goods business since that time.  In 1965, we opened Dyess & Hibbett Sporting Goods in Huntsville, Alabama, and hired Mickey Newsome, our current Executive Chairman of the Board.  The next year, we opened another sporting goods store in Birmingham and by the end of 1980, we had 12 stores in central and northwest Alabama with a distribution center located in Birmingham and our central accounting office in Florence.  We went public in October 1996 when we had 79 stores and were incorporated under the laws of the State of Delaware as Hibbett Sporting Goods, Inc.  We incorporated under the laws of the State of Delaware as Hibbett Sports, Inc. in January 2007 and on February 10, 2007, Hibbett Sports, Inc. became the successor holding company for Hibbett Sporting Goods, Inc., which is now our operating subsidiary.

Today, we operate sporting goods stores in small to mid-sized markets predominantly in the Southeast, Southwest, Mid-Atlantic and the lower Midwest.   As of January 30, 2010, we operated 747 Hibbett Sports stores as well as 16 smaller-format Sports Additions athletic shoe stores and 4 larger-format Sports & Co. superstores in 24 states.  Over the past two fiscal years, we have increased the number of stores from 688 stores to 767 stores, an increase in store base of approximately 11%.  Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located primarily in strip centers which are usually influenced by a Wal-Mart store.  Approximately 75% of our Hibbett Sports store base is located in strip centers, while approximately 25% of our Hibbett Sports store base is located in enclosed malls.

Although competitors in some markets may carry similar product lines and national brands as our stores, we believe that our stores are typically the primary sporting goods retailers in these markets due to the extensive selection of quality brand-name merchandise, a high level of customer service and prime real estate locations.  Our merchandise assortment emphasizes team sports complemented by localized apparel and accessories designed to appeal to a wide range of customers within each individual market.

Available Information

The Company maintains an Internet website at the following address: www.hibbett.com.

We make available free of charge on or through our website under the heading “Investor Information,” certain reports that we file with or furnish to the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934.  These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K.  We make this information available on our website as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, at no charge, by writing to: Investor Relations, Hibbett Sports, Inc., 451 Industrial Lane, Birmingham, Alabama 35211.

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

Our Business Strategy

We target markets with county populations that range from 30,000 to 100,000.  By targeting these smaller markets, we believe that we achieve important strategic advantages, including expansion opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets.  In addition, we establish greater customer, vendor and landlord recognition as the leading sporting goods retailer in these local communities.

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

Our Store Concepts

Hibbett Sports

Our primary retail format is Hibbett Sports, a 5,000 square foot store located primarily in strip centers which are usually influenced by a Wal-Mart store.  In considering locations for our Hibbett Sports stores, we take into account the size, demographics, quality of real estate and competitive conditions of each market.  Of these stores, 556 Hibbett Sports stores are located in strip centers with the remaining 191 stores located in enclosed malls, the majority of which are the only enclosed malls in the county.

Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team sports.  This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.  We strive to respond quickly to major sporting events of local interest.  Such events in Fiscal 2010 included the Alabama Crimson Tide’s historic season and ultimate victory in the Bowl Championship Series (BCS) National Championship game as well as the successful seasons of the New Orleans Saints professional football team and the University of Kentucky basketball program.

Sports Additions

Our 16 Sports Additions stores are small, mall-based stores, averaging 2,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel.  Sports Additions stores offer a broader assortment of athletic footwear, with a greater emphasis on fashion than the athletic footwear assortment offered by our Hibbett Sports stores.  All but two Sports Additions stores are currently located in malls in which Hibbett Sports stores are also present.

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

Team Sales

Hibbett Team Sales, Inc. (Team Sales), a wholly-owned subsidiary of the Company, is a leading supplier of customized athletic apparel, equipment and footwear to school, athletic and youth programs primarily in Alabama and North Georgia.  Team Sales sells its merchandise directly to educational institutions and youth associations.  The operations of Team Sales are independent of the operations of our retail stores.  Team Sales does not meet the quantitative or qualitative reporting requirements of the Accounting Standards Codification (ASC) Topic 280, Segment Reporting.

Our Expansion Strategy

In Fiscal 1994, we began to accelerate our rate of new store openings to take advantage of the growth opportunities in our target markets.  We have currently identified 350 to 375 potential markets for future Hibbett Sports stores within the states in which we operate.  Our clustered expansion program, which calls for opening new stores within a two-hour driving distance of an existing Hibbett location, allows us to take advantage of efficiencies in distribution, marketing and regional management.  It also allows us to build on our understanding of merchandise selection for that area.  We believe our current distribution center can support over 1,200 stores.

In Fiscal 2011, we expect our net store openings will be similar to Fiscal 2010.  We have identified potential markets but have experienced increasing difficulty in securing suitable real estate or leases within the targeted market.  While we expect overall new store growth, we anticipate that the current economic environment, particularly in the commercial real estate market, will continue to make it harder to open our stores at our historical rate of growth.  Because of the new store opening slowdown, we have turned our focus somewhat on expanding high performing stores and have seen successful results from this strategy.

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

Our Distribution

We maintain a single 220,000 square foot distribution center in Birmingham, Alabama, which services our existing stores.  The distribution process is centrally managed from our corporate headquarters, which is located in the same building as the distribution center.  We believe strong distribution support for our stores is a critical element of our expansion strategy and is central to our ability to maintain a low cost operating structure.  In addition, we have made investments in our current distribution center and have also begun to use third party logistics providers to gain efficiencies in the cost of distribution to approximately 15% of our outlying stores, which also saves space in our distribution center.  We believe our current distribution infrastructure, which includes the use of third party logistics providers, improved technology and vendor assistance with cross-docking, can service over 1,200 stores.

We receive substantially all of our merchandise at our distribution center.  For key products, we maintain backstock at the distribution center that is allocated and distributed to stores through an automatic replenishment program based on items that are sold.  Merchandise is typically delivered to stores weekly via Company-operated vehicles or third party logistics providers.

Our Merchandising Strategy

Our merchandising strategy is to provide a broad assortment of quality brand name footwear, athletic equipment, and apparel at competitive prices in a full service environment.  Historically, as well as for Fiscal 2010, our most popular consumer item was athletic footwear, followed by performance and fashion apparel and team sports equipment, ranked according to sales.

We believe that the breadth and depth of our brand name merchandise selection generally exceeds the merchandise selection carried by local independent competitors.  Many of these brand name products are highly technical and require considerable sales assistance.  We coordinate with our vendors to educate the sales staff at the store level on new products and trends.

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

Our Vendor Relationships

The sporting goods retail business is very brand name driven.  Accordingly, we maintain positive relationships with a number of well-known sporting goods vendors to satisfy customer demand.  We believe that our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets.  As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors.  As our vendors expand their product lines and grow in popularity, we expand sales and promotions of these products within our stores.  In addition, as we continue to increase our store base and enter new markets, our vendors increase their brand presence within these regions.  We also emphasize and work with our vendors to establish favorable pricing and to receive cooperative marketing funds.  We believe that we maintain good working relationships with our vendors.  For the fiscal year ended January 30, 2010, Nike, our largest vendor, represented 49.9% of our total purchases while our next largest vendor represented 9.0% of our total purchases.  For the fiscal year ended January 31, 2009, Nike, our largest vendor, represented 51.4% of our total purchases while our next largest vendor represented 8.4% of our total purchases.

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

Our Advertising and Promotion

We target special advertising opportunities in our markets to increase the effectiveness of our advertising budget.  In particular, we prefer advertising in local media as a way to further differentiate Hibbett from national chain competitors.  Substantially all of our advertising and promotional spending is centrally directed.  Print advertising, including direct mail catalogs and postcards to customers, serves as the foundation of our promotional program and accounted for the majority of our total advertising costs in Fiscal 2010.

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

Our Employees

As of January 30, 2010, we employed approximately 2,100 full-time and approximately 3,800 part-time employees, none of whom are represented by a labor union.  The number of part-time employees fluctuates depending on seasonal needs.  We cannot guarantee that our employees will not, in the future, elect to be represented by a union.  We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

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

Risks Related to Our Business and Industry.

An extended downturn in the economy could affect consumer purchases of discretionary items, which could reduce our net sales.

In general, our sales represent discretionary spending by our customers.  The failure of U.S. government programs to bolster the economy, a further slowdown in the U.S. economy or other economic conditions affecting disposable consumer income, such as employment levels, inflation, business conditions, fuel and energy costs, consumer debt levels, lack of available credit, interest rates and tax rates may adversely affect our business.  A reduction in overall consumer spending which causes customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins.  At this time, we are unable to determine the impact on our customers and our business, if any, of programs adopted by the U.S. government to stabilize and support the economy.

The slower pace of our new store openings may negatively impact our net sales growth and operating income and we may be unable to achieve our expansion plans for future growth.

The opening of new retail stores has contributed significantly to our growth in net sales.  In light of the challenging economic environment that has faced retailers and real estate developers over the past two years, we have slowed down the pace of our new store openings.  We expect that this pressure on the commercial market and developers will continue throughout Fiscal 2011 and that we will only be able to increase our overall store base by approximately 2% in Fiscal 2011 compared to 3% in Fiscal 2010 and 8% in Fiscal 2009.  The slower pace of our new store openings may negatively impact our net sales growth and operating income.

We have grown rapidly, primarily through opening new stores, growing from 67 stores at the beginning of Fiscal 1997 to 767 stores at January 30, 2010.  Our continued growth depends, in large part, upon our ability to open new stores in a timely manner and to operate them profitably.  Successful expansion is subject to various contingencies, many of which are beyond our control.  In order to open and operate new stores successfully, we must secure leases on suitable sites with acceptable terms, build-out and equip the stores with furnishings and appropriate merchandise, hire and train personnel and integrate the stores into our operations.

In addition, our expansion strategy may be subject to rising real estate and construction costs, available credit to landlords and developers and landlord bankruptcies that could inhibit our ability to sustain our rate of growth.  We may also face new competitive, distribution and merchandising challenges different from those we currently face.  We cannot give any assurances that we will be able to continue our expansion plans successfully; that we will be able to achieve results similar to those achieved with prior locations; or that we will be able to continue to manage our growth effectively.  Our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.  Furthermore, our operating margins may be impacted in periods in which incremental expenses are incurred as a result of new store openings.

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

The uncertainty of the economy, coupled with the volatility in the capital markets, affects our business and, ultimately, our revenue and profitability.  To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in impairment charges.  In addition, if we were to close stores, we could be subject to costs and charges that may adversely affect our financial results.

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

The occurrence of severe weather events, catastrophic health events or natural disasters could significantly damage or destroy our retail locations, could prohibit consumers from traveling to our retail locations or could prevent us from resupplying our stores or distribution center, especially during peak shopping seasons.

Unforeseen events, including public health issues, such as the H1N1 flu pandemic, and natural disasters such as earthquakes, hurricanes, snow storms, floods and heavy rains, could disrupt our operations or the operations of our suppliers, as well as the behavior of our consumer.  We believe that we take reasonable precautions to prepare particularly for weather-related events, however, our precautions may not be adequate to deal with such events in the future.  As these events occur in the future, if they should impact areas in which we have our distribution center or a concentration of retail stores, such events could have a material adverse effect on our business, financial condition and results of operations, particularly if they occur during peak shopping seasons.

Unauthorized disclosure of sensitive or confidential information could harm our business and reputation with our consumers.

The protection of Company, customer and employee data is critical to us.  We rely on third-party systems, software and monitoring tools to provide security for processing, transmission and storage of confidential customer and employee information such as payment card and personal information.  Despite the security measures we and our third-party providers have in place, our data may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, theft or other similar events.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our providers, could damage our reputation, expose us to risk of litigation and liability and harm our business.

Our inability to identify, and anticipate changes in consumer demands and preferences and our inability to respond to such consumer demands in a timely manner could reduce our net sales.

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

We are a reseller of manufacturers’ branded items and are thereby dependent on the availability of key products and brands.  Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase brand name merchandise at competitive prices.  As a reseller, we cannot control the supply, design, function or cost of many of the products we offer for sale.  In addition, many of our vendors provide us with incentives, such as return privileges, volume purchasing allowances and cooperative advertising.  The loss of key vendor support or decline or discontinuation of vendor incentives could have a material adverse effect on our business, financial condition and results of operations.  We cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future.  In this regard, certain merchandise that is in high demand may be allocated by vendors based upon the vendors’ internal criterion which is beyond our control.

A disruption in the flow of imported merchandise or an increase in the cost of those goods may significantly decrease our net sales and operating income.

We believe many of our largest vendors source a substantial majority of their products from foreign countries.  Imported goods are generally less expensive than domestic goods and indirectly contribute significantly to our favorable profit margins.  We may experience a disruption or increase in the cost of imported vendor products at any time for reasons beyond our control.  If imported merchandise becomes more expensive or unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our customers.  Products from alternative sources may also be more expensive than those our vendors currently import.  Risks associated with reliance on imported goods include:

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

Our operating results are subject to seasonal and quarterly fluctuations.  Furthermore, our quarterly operating results, including comparable store net sales, will fluctuate and may not be a meaningful indicator of future performance.

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

Customer buying patterns around the spring sales period and the holiday season historically result in higher first and fourth quarter net sales.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, many outside our control, including the timing of new store openings, the amount and timing of net sales contributed by new stores, merchandise mix, demand for apparel and accessories driven by local interest in sporting events, the demise of sports superstars key to certain product promotions or strikes or lockouts involving professional sports teams.  Any of these events, particularly in the fourth quarter, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

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

We depend on key personnel.

We have benefited from the leadership and performance of our senior management, especially Michael J.  Newsome, our Executive Chairman and former Chief Executive Officer.  If we lose the services of any of our principal executive officers, including Mr. Newsome, we may not be able to run our business effectively and operating results could suffer.  In particular, Mr. Newsome has been instrumental in directing our business strategy and maintaining long-term relationships with our key vendors.

On March 9, 2005, we entered into a Retention Agreement (the Agreement) with Mr. Newsome.  The purpose of the Agreement is to secure the continued employment of Mr. Newsome as an advisor to us following his future retirement from the duties of Chief Executive Officer of our Company.  Although, Mr. Newsome stepped down as Chief Executive Officer, effective March 15, 2010, he is actively involved in the daily operations of our Company and his retirement is not currently planned.

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

Increases in transportation costs due to rising fuel costs, climate change regulation and other factors may negatively impact our operating results.

We rely upon various means of transportation, including sea and truck, to deliver products from vendors to our distribution center and from our distribution center to our stores.  Consequently, our results can vary depending upon the price of fuel.  The price of oil has fluctuated drastically over the last few years, and may rapidly increase again, which would sharply increase our fuel costs.  In addition, efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means.  Any such future increases in fuel costs would increase our transportation costs for delivery of product to our distribution center and distribution to our stores, as well as our vendors’ transportation costs, which could decrease our operating results.

In addition, labor shortages in the transportation industry could negatively affect transportation costs and our ability to supply our stores in a timely manner.  In particular, our business is highly dependent on the trucking industry to deliver products to our distribution center and our stores.  Our operating results may be adversely affected if we or our vendors are unable to secure adequate trucking resources at competitive prices to fulfill our delivery schedules to our distribution center or our stores.

Our costs may change as a result of currency exchange rate fluctuations.

We source goods from various countries, including China, and thus changes in the value of the U.S. dollar compared to other currencies may affect the costs of goods that we purchase.

Risks Related to Ownership of Our Common Stock.

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

Risks Related to Regulatory, Legislative and Legal Matters.

We operate in a number of jurisdictions.  It can be cumbersome to fill needed positions and comply with labor laws and regulations, many of which vary from jurisdiction to jurisdiction.

We are heavily dependent upon our labor force.  We attempt to attract and retain an appropriate level of personnel in both field operations and corporate functions.  Our compensation packages are designed to provide benefits commensurate with our level of expected service.  However, within our retail operations, we face the challenge of filling many positions at wage scales that are appropriate to the industry and competitive factors.  We operate in a number of jurisdictions which can make it cumbersome to comply with labor laws and regulations, many of which vary from jurisdiction to jurisdiction.  As a result of these and other factors, we face many external risks and internal factors in meeting our labor needs, including competition for qualified personnel, overall unemployment levels, prevailing wage rates, as well as rising employee benefit costs, including insurance costs and compensation programs.  We also engage third parties in some of our process such as delivery and transaction processing and these providers may face similar issues.  Changes in any of these factors, including a shortage of available workforce in areas in which we operate, could interfere with our ability to adequately service our customers or to open suitable locations and could result in increasing labor costs.

We cannot be assured that we will not experience pressure from labor unions or become the target of labor union campaigns.

While we believe we maintain good relations with our employees, we cannot be assured that we will not experience pressure from labor unions or become the target of labor union campaigns.  The potential for unionization could increase in the United States if Congress passes federal legislation that would facilitate labor organization.  The unionization of a significant portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive or acquire new business.  In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

Changes in federal, state or local law, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

While businesses are subject to regulatory matters relating to the conduct of their business, including consumer protection laws, consumer credit privacy acts, product safety regulations, advertising regulations, zoning and land use regulations, sales and use tax laws, wage and hour regulations, environmental laws (including measures related to climate change, greenhouse gas emissions, soil and groundwater contamination and disposal of waste and hazardous materials) and the like, certain jurisdictions have taken a particularly aggressive stance with respect to such matters and have stepped up enforcement, including fines and other sanctions.  An increasing regulatory environment could expose us to a challenging enforcement environment or to third party liability (such as monetary recoveries and recoveries of attorneys fees) and could have a material adverse affect on our business and results of operations, including the added cost of increased preventative measures that we may determine to be necessary to conduct our business in certain locales.

We believe that we are in substantial compliance with applicable environment and other laws and regulations and, although no assurance can be given, we do not foresee the need for any significant expenditures in this area in the near future.

Changes in rules related to accounting for income taxes, changes in tax laws in any of the jurisdictions in which we operate or adverse outcomes from audits by taxing authorities could result in an unfavorable change in our effective tax rate.

We operate our business in several jurisdictions.  As a result, our effective tax rate is derived from a combination of the federal rate and applicable tax rates in the various states in which we operate.  Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income and the tax filing positions we take.  We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our Company and to estimates of the amount of business likely to be done in any given jurisdiction.  Changes in rules related to accounting for income taxes, changes in tax laws in any of the jurisdictions in which we operate or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate could result in an unfavorable change in our effective tax rate.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, stockholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  We may incur losses relating to these claims and, in addition, these proceedings could cause us to incur costs and may require us to devote resources to defend against these claims which could adversely affect our results of operations.  For a description of current legal proceedings, see “Part I, Item 3, Legal Proceedings.”

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently lease all of our existing 767 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand.  Our leases typically provide for terms of five to ten years with options on our part to extend.  Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated.  We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations.  Our ability to open new stores is contingent upon locating satisfactory sites, negotiating favorable leases, recruiting and training qualified management personnel and the availability of market relevant inventory.

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area.  Historically, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.  However, we experienced difficulty in securing leases for new stores related to new construction in Fiscal 2010 due to the economic issues facing the commercial real estate market and landlords, thus reducing our ability to open stores at our historical rates.  Based primarily on our belief that we maintain good relations with our landlords, that most of our leases are at approximate market rents and that generally we have been able to secure leases for suitable locations, we believe our lease strategy will not be detrimental to our business, financial condition or results of operations.  Nonetheless, we do expect continued difficulty in securing leases for new stores throughout Fiscal 2011.

Our corporate offices and our retail distribution center are leased under an operating lease.  We own the Team Sales’ facility located in Birmingham, Alabama that warehouses inventory for educational institutions and youth associations.  We believe our current distribution center is suitable and adequate to support our immediate needs in the next few years.

Store Locations

As of January 30, 2010, we currently operate 767 stores in 24 contiguous states.  Of these stores, 209 are located in malls and 558 are located in strip-shopping centers which are typically influenced by a Wal-Mart store.  The following shows the number of locations by state as of January 30, 2010:

Alabama	79	Illinois	18	Mississippi	54	South Carolina	31
Arizona	7	Indiana	19	Nebraska	5	Tennessee	52
Arkansas	39	Kansas	18	New Mexico	9	Texas	78
Florida	36	Kentucky	37	North Carolina	45	Virginia	20
Georgia	85	Louisiana	43	Ohio	20	West Virginia	8
Iowa	6	Missouri	24	Oklahoma	32	Wisconsin	2
						TOTAL	767

As of March 22, 2010, we operated 767 stores in 24 states.

Item 3.              Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.  At January 30, 2010, we estimate that the liability related to these matters is approximately $0.3 million and accordingly, have accrued $0.3 million as a current liability on our consolidated balance sheet.  As of January 31, 2009, we had accrued $47,000 as it related to our estimated liability for legal proceedings.

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

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  With respect to any matter, we could change our belief as to whether a loss is probable or estimable, or its estimate of loss, at any time.  Even though we may not believe a loss is probable or estimable, it is reasonably possible that we could suffer a loss with respect to that matter in the future.

Item 4.              Removed and Reserved.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ/GS) under the symbol HIBB.  The following table sets forth, for the periods indicated, the high and low sales prices of shares of our Common Stock as reported by NASDAQ.

	High	Low
Fiscal 2010:
First Quarter ended May 2, 2009	$22.39	$12.82
Second Quarter ended August 1, 2009	$21.62	$16.08
Third Quarter ended October 31, 2009	$21.17	$16.00
Fourth Quarter ended January 30, 2010	$23.61	$18.24

Fiscal 2009:
First Quarter ended May 3, 2008	$19.74	$13.06
Second Quarter ended August 2, 2008	$23.85	$16.50
Third Quarter ended November 1, 2008	$25.75	$12.43
Fourth Quarter ended January 31, 2009	$18.28	$10.06

On March 22, 2010, the last reported sale price for our common stock as quoted by NASDAQ was $26.51 per share.   As of March 22, 2010, we had 23 stockholders of record.

The Stock Price Performance Graph below compares the percentage change in our cumulative total stockholder return on our common stock against a cumulative total return of the NASDAQ Composite Index and the NASDAQ Retail Trade Index.  The graph below outlines returns for the period beginning on January 31, 2005 to January 31, 2010.  We have not paid any dividends.  Total stockholder return for prior periods is not necessarily an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hibbett Sports, Inc., The NASDAQ Composite Index
And The NASDAQ Retail Trade Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/05
1/06
1/07
1/08
1/09
1/10
Hibbett Sports, Inc.
NASDAQ Composite
NASDAQ Retail Trade

*$100 invested on January 31, 2005 in stock or index, including reinvestment of dividends.
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

Item 6.                      Selected Consolidated Financial Data.

The following selected consolidated financial data has been derived from the consolidated financial statements of the Company.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our “Consolidated Financial Statements and Supplementary Data” and “Notes to Consolidated Financial Statements” thereto.

	(In thousands, except per share amounts and Selected Operating Data)
	Fiscal Year Ended
	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007	2006
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Income Statement Data:
Net sales	$593,492	$564,188	$520,720	$512,094	$440,269
Cost of goods sold, including distribution center and store occupancy costs	397,292	378,817	351,876	338,963	293,368
Gross profit	196,200	185,371	168,844	173,131	146,901

Store operating, selling and administrative expenses	129,888	123,075	108,463	100,461	85,060
Depreciation and amortization	13,905	14,324	12,154	10,932	10,119
Operating income	52,407	47,972	48,227	61,738	51,722

Interest income	60	41	582	906	1,170
Interest expense	(117)	(660)	(151)	(30)	(24)
Interest (expense) income, net	(57)	(619)	431	876	1,146
Income before provision for income taxes	52,350	47,353	48,658	62,614	52,868

Provision for income taxes	19,801	17,905	18,329	24,541	19,244
Net income	$32,549	$29,448	$30,329	$38,073	$33,624

Earnings per common share:
Basic	$1.14	$1.03	$0.98	$1.19	$1.00
Diluted	$1.12	$1.02	$0.96	$1.17	$0.98

Weighted average shares outstanding:
Basic	28,629	28,547	31,049	32,094	33,606
Diluted	29,089	28,954	31,525	32,620	34,393

Balance Sheet Data:
Working capital	$147,583	$107,055	$89,383	$106,428	$98,623
Total assets	276,704	235,087	216,734	212,853	195,829
Long-term debt and obligations under capital lease	152	-	-	-	-
Stockholders' investment	175,079	136,575	119,055	136,641	124,773

Selected Operating Data:
Number of stores open at end of period:
Hibbett Sports	747	723	666	593	527
Sports & Co.	4	4	4	4	4
Sports Additions	16	18	18	16	18
Total	767	745	688	613	549
Note:  No dividends have been declared or paid.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and lower Midwest regions of the United States.  Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service.  As of January 30, 2010, we operated a total of 767 retail stores composed of 747 Hibbett Sports stores, 16 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 24 states.

Our primary retail format and growth vehicle is Hibbett Sports, a 5,000-square-foot store located primarily in strip centers which are usually influenced by a Wal-Mart store.  Approximately 75% of our Hibbett Sports store base is located in strip centers, while approximately 25% of our Hibbett Sports store base is located in enclosed malls.  Over the last several years, we have concentrated and expect to continue our store base growth in strip centers versus enclosed malls.  We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of quality brand name merchandise and a high level of customer service.  We do not expect that the average size of our stores opening in Fiscal 2011 will vary significantly from the average size of stores opened in Fiscal 2010.

The deteriorating global economic conditions experienced in Fiscal 2009 improved slightly in Fiscal 2010 and we were able to increase net income through effective management of expenses.  Although footwear experienced an overall decline during the fiscal year, we saw improvement in all our other areas of merchandise which generally have a higher product margin.

We historically have increases in comparable store net sales in the low to mid-single digit range.  We plan to increase total company-wide square footage by over 3% in Fiscal 2011, which is at the lower end of our historical range of 3% to 12%.  To somewhat offset the current slowing of new store openings, we have increased our rate of expanding and relocating high performing stores, increasing the square footage in 19 existing stores in Fiscal 2010.  We expect to expand an additional 20 stores in Fiscal 2011.  Total sales percentage growth is expected to be in the low to mid-single digits in Fiscal 2011.  Over the past several years, we have increased our product margin through improved vendor discounts, fewer retail reductions and increased efficiencies in logistics.  We expect a slight improvement in product margin rate in Fiscal 2011 as we continue to benefit from increased efficiencies from our previous investment in systems.

Although the macroeconomic environment has presented many challenges in the last two years, our management believes that our business fundamentals remain strong and that we are well-positioned for the future.  We are a leader in the markets in which we compete and we will continue to benefit from our comparatively low operating costs compared to the costs of our competitors.  We intend to manage our costs and inventories prudently as dictated by the current economic environment.  Although at a slower pace than in prior years, we intend to continue to invest in initiatives to prepare our infrastructure for long-term growth.

Our management expects that the uncertainty of global economic conditions experienced over the last two years will continue.  Any negative impact on customer discretionary spending could negatively impact our net sales and level of profitability in Fiscal 2011.

Due to our increased net sales, we have historically leveraged our store operating, selling and administrative expenses.  Based on projected net sales, we expect operating, selling and administrative rates to decrease slightly in Fiscal 2011, primarily due to a return of comparable store sales growth.  We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base and to provide capital expenditures for both distribution center and technology upgrade projects.

We maintain a merchandise management system that allows us to identify and monitor trends.  However, this system does not produce U.S. generally accepted accounting principle (GAAP) financial information by product category.  Therefore, it is impracticable to provide GAAP net sales by product category.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year.  The consolidated statements of operations for fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 includes 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

Comparable store net sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  Our four Sports & Co., stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 and we do not have plans to open additional superstores in the future.

Executive Summary

Net sales for the fiscal year ended January 30, 2010, increased to $593.5 million compared with $564.2 million and $520.7 million for the fiscal years ended January 31, 2009 and February 2, 2008, respectively.  Operating income was 8.8% of net sales for Fiscal 2010 compared to 8.5% for Fiscal 2009 and 9.3% for Fiscal 2008.  Comparable store sales increased 0.7% in Fiscal 2010, compared to a comparable store sales increase of 0.5% in Fiscal 2009 and a comparable store sales decrease of 2.9% in Fiscal 2008.  Net income in Fiscal 2010 increased 10.5% to $32.5 million compared with $29.4 million in Fiscal 2009.  Earnings per diluted share increased to $1.12 compared with $1.02 for Fiscal 2009 and $0.96 for Fiscal 2008.

During the fiscal year, Hibbett opened forty-two new stores and closed twenty stores, bringing the store base to 767 in 24 states as of January 30, 2010.  Inventory on a per store basis at January 30, 2010 increased by 8.4% compared to January 31, 2009, as we made a concerted effort to increase levels in advance of the spring sports season.  Hibbett ended the fiscal year with $49.7 million of available cash and cash equivalents on the consolidated balance sheet and full availability under its $80.0 million unsecured credit facilities.

Recent Accounting Pronouncements

See Note 2 of Item 8 of this Annual Report on Form 10-K for the fiscal year ended January 30, 2010, for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Costs of goods sold, including distribution and store occupancy costs	66.9	67.1	67.6
Gross profit	33.1	32.9	32.4

Store operating, selling and administrative expenses	21.9	21.8	20.8
Depreciation and amortization	2.3	2.5	2.3
Operating income	8.8	8.5	9.3

Interest income	-	-	0.1
Interest expense	-	(0.1)	-
Interest (expense) income, net	-	(0.1)	0.1
Income before provision for income taxes	8.8	8.4	9.3

Provision for income taxes	3.3	3.2	3.5
Net income	5.5%	5.2%	5.8%

Note:  Columns may not sum due to rounding.

Fiscal 2010 Compared to Fiscal 2009

Net sales.  Net sales increased $29.3 million, or 5.2%, to $593.5 million for the 52 weeks ended January 30, 2010, from $564.2 million for the 52 weeks ended January 31, 2009.  Furthermore:

•
We opened 42 Hibbett Sports stores while closing 20 Hibbett Sports stores for net stores opened of 22 stores in the 52 weeks ended January 30, 2010.  Nineteen high performing stores were expanded.  New stores and stores not in the comparable store net sales calculation accounted for $25.5 million of the increase in net sales.  Store openings and closings are reported net of relocations.

•
We experienced a 0.7% increase in comparable store net sales for the 52 weeks ended January 30, 2010 compared to the 52 weeks ended January 31, 2009.  Higher comparable store net sales contributed $3.8 million to the increase in net sales.

•	Items per sales transaction improved by 3.3% compared to last year.

During Fiscal  2010, 646 stores were included in the comparable store sales comparison.  The slight increase in comparable store net sales was primarily attributable to an increase in the number of items per transaction and improved efficiencies in systems that enhanced our ability to offer the right product in the right store.  We also believe that the close proximity of our stores, coupled with brand name merchandise selection and successful college and professional sports seasons within our markets in the fourth quarter contributed to our increase in comparable store net sales.  With the exception of footwear, we experienced an overall increase in comparable store sales across our merchandise categories.  Accessories made the largest comparable stores sales gains in the high teens and twenties while footwear, excluding cleats, declined mid-single digits.  We believe the gains in accessory sales is the direct result of concentrated efforts of our Operations and Marketing teams to increase items per transaction by offering accessories as add-ons at the point of sale.

We believe that the decline in footwear sales resulted from the lack of economic stimulus checks that were in the market one year ago and also from the tougher macroeconomic environment which has affected discretionary spending.  All other categories of merchandise performed within the levels we expected.  Strip center locations continue to outperform enclosed mall stores.  Strip center locations now comprise approximately 75% of our total store base.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $196.2 million, or 33.1% of net sales, in the 52 weeks ended January 30, 2010, compared with $185.4 million, or 32.9% of net sales, in the 52 week period of the prior fiscal year.  We attribute this increase in gross profit to increased markups, improved vendor contributions and reduced freight costs.  Of the store occupancy related costs, rent expense had the greatest increase due to the 3% increase in our store base and fewer construction allowance dollars to offset rent as landlords are delivering more complete stores.  Utility expenses and real estate taxes also increased as a percent to net sales.  Distribution expense decreases contributed the most to our increase in gross profit percent to net sales.  The most significant decreases were in data processing costs and fuel costs as we move towards delivery by third-party logistics providers to our outlying stores, increasing the efficiency of the Hibbett fleet.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $129.9 million, or 21.9% of net sales, for the 52 weeks ended January 30, 2010, compared with $123.1 million, or 21.8% of net sales, for the 52 weeks ended January 31, 2009.  Expense trends we experienced included:

•
Salary and benefit costs in our stores increased by 24 basis points, resulting primarily from increased incentive sales pay and increases in the minimum wage.  Administrative salary and benefit costs decreased slightly, although stock-based compensation increased 7 basis points as the result of the achievement of performance-based awards and a higher stock price at the date of grant as compared to last year.

•
As a result of fewer store openings compared to last year, new store costs decreased 14 basis points and store training costs associated primarily with the training of new store managers decreased 5 basis points.

•	Credit and debit card fees increased as a percent to net sales due to higher exchange rates.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.3% in the 52 weeks ended January 30, 2010, and 2.5% in the 52 weeks ended January 31, 2009.  The average lease term of new store leases added in Fiscal 2010 compared to those added in Fiscal 2009 decreased to 6.38 years compared to 6.65 years, respectively.  We attribute the decrease in depreciation expense as a percent of net sales to the lower number of new stores added in the last two years and a lower investment in leasehold improvements for each new location as landlords are moving toward delivering more occupant-ready stores and moving away from construction allowances and tenant-completed units.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 3.3% in the 52 weeks ended January 30, 2010, compared to 3.2% for the 52 weeks ended January 31, 2009.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.8% for Fiscal 2010 and Fiscal 2009.

Fiscal 2009 Compared to Fiscal 2008

Net sales.  Net sales increased $43.5 million, or 8.4%, to $564.2 million for the 52 weeks ended January 31, 2009, from $520.7 million for the 52 weeks ended February 2, 2008.  We attributed this increase to the following factors:

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

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $185.4 million, or 32.9% of net sales, in the 52 weeks ended January 31, 2009, compared with $168.8 million, or 32.4% of net sales, in the 52 week period of the prior fiscal year.  We attributed this increase in gross profit to improvement in shrinkage and markdowns.  Store occupancy experienced its largest decrease in rent expense due to favorable lease terms resulting from co-tenancy violations and from renegotiating certain leases, while utility expenses increased as a percent to net sales.  Distribution expenses experienced decreases in data processing costs while fuel costs increased.

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

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.5% in the 52 weeks ended January 31, 2009, and 2.3% in the 52 weeks ended February 2, 2008.  The average lease term of new store leases added in Fiscal 2009 compared to those added in Fiscal 2008 decreased to 6.65 years compared to 6.71 years, respectively.  We attributed the slight increase in depreciation expense as a percent to net sales primarily due to a change in estimate of the economic useful life of leasehold improvements in certain underperforming stores.

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

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Net cash provided by operating activities:	$36,914	$38,997	$48,022
Net cash used in investing activities:	(9,603)	(13,781)	(16,549)
Net cash provided by (used in) financing activities:	1,730	(15,308)	(51,098)
Net increase (decrease) in cash and cash equivalents	$29,041	$9,908	$(19,625)

Operating Activities.

Cash flow from operations is seasonal in our business.  Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, such as winter holidays and back-to-school.  Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.  In recent periods, we have experienced a trend of increasing free rent provisions in lieu of cash construction allowances in our leases.  We believe this is primarily the result of the tightening of commercial credit on our landlords.  Because of this, the non-cash portion of landlord allowances has also experienced increases.

Net cash provided by operating activities was $36.9 million for the 52 weeks ended January 30, 2010 compared with net cash provided by operating activities of $39.0 million and $48.0 million in the 52 weeks ended January 31, 2009 and February 2, 2008, respectively.

Inventory levels have continued to increase year over year as the number of stores have increased, although the inventory per store has historically trended slightly down to flat.  Ending inventory at January 30, 2010 was up 11.6% compared to January 31, 2009 as the result of management’s decision to bring in certain merchandise in advance of the spring sports seasons.  The increase in inventory used cash of $17.6 million, $10.4 million and $16.0 million during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.  The accounts payable increase provided cash of $0.5 million, $0.3 million and $22.1 million during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, as we managed cash while protecting vendor discounts.  Offsetting uses of cash was net income which provided cash of $32.5 million, $29.4 million and $30.3 million during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.  Also contributing to the offset of uses of cash were non-cash charges, including depreciation and amortization expense of $13.9 million, $14.3 million and $12.2 million during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively, and stock-based compensation expense of $4.2 million, $3.6 million and $3.7 million during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

Investing Activities.

Cash used in investing activities in the fiscal periods ended January 30, 2010, January 31, 2009 and February 2, 2008 totaled $9.6 million, $13.8 million and $16.5 million, respectively.  Gross capital expenditures used $9.6 million, $13.7 million and $16.4 million during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

We use cash in investing activities to build new stores and remodel or relocate existing stores.  Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened 42 new stores and relocated and/or remodeled 21 existing stores during the 52 weeks ended January 30, 2010.  We opened 69 new stores and relocated and/or remodeled 19 existing stores during the 52 weeks ended January 31, 2009.  We opened 81 new stores and relocated and/or remodeled 16 existing stores during the 52 weeks ended February 2, 2008.

We estimate the cash outlay for capital expenditures in the fiscal year ended January 29, 2011 will be approximately $10.3 million, which relates to the opening of approximately 30 new stores, remodeling of selected existing stores, information system upgrades and various improvements at our headquarters and distribution center.  Of the total budgeted dollars for capital expenditures for Fiscal 2011, we anticipate that approximately 63% will be related to the opening of new stores and remodeling and/or relocating existing stores.  Approximately 22% will be related to information systems with the remaining 15% related primarily to office expansion, distribution center improvement and security equipment for our stores.

As of January 30, 2010, we had an approximate $0.2 million outlay remaining on enhancements to our merchandising system relating to inventory planning.  We anticipate these upgrades will be implemented in the first quarter of Fiscal 2011 and believe these enhancements will enable us to analyze and generally improve sales across all markets and merchandise by allowing us to better analyze inventory at the store level.

Financing Activities.

Net cash provided by financing activities was $1.7 million in the 52 weeks ended January 30, 2010 compared to net cash used of $15.3 and $51.1 million in the 52 weeks ended January 31, 2009 and February 2, 2008, respectively.  The cash fluctuation as compared to prior fiscal years was primarily the result of the repurchase of our common stock.  We did not repurchase any of our common stock during Fiscal 2010.  We expended $16.9 million and $52.7 million on repurchases of our common stock during Fiscal 2009 and Fiscal 2008, respectively.

Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At January 30, 2010, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively, and which renew in August 2010 and November 2010, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of January 30, 2010, we did not have any debt outstanding under either of these facilities.

At January 31, 2009, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively, and which renewed in August 2009 and December 2009, respectively.  At February 2, 2008, we had a revolving credit facility that allowed borrowings up to $30.0 million and which renewed in August 2008.  None of our credit facilities in any year presented required a commitment or agency fee nor were there any covenant restrictions.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sports, Inc. at January 30, 2010 (in thousands):

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt obligations (1)	$-	$-	$-	$-	$-
Capital lease obligations (1)	117	152	-	-	269
Interest on capital lease obligations (1)	57	22	-	-	79
Operating lease obligations (2)	40,528	63,933	36,047	19,511	160,019
Purchase obligations (3)	1,840	736	8	-	2,584
Other long-term liabilities (4)	-	-	-	518	518
Total	$42,542	$64,843	$36,055	$20,029	$163,469

(1)	See “Part II, Item 8, Consolidated Financial Statements Note 5 – Debt and Capital Lease Obligations.”
(2)	See “Part II, Item 8, Consolidated Financial Statements Note 9 – Lease Commitments.”
(3)
Purchase obligations include all material legally binding contracts such as software license commitments and service contracts.  The table above also includes stand-by letters of credit in conjunction with our self-insured worker’s compensation and general liability insurance coverages.  Contractual obligations, including purchase orders for inventory, that are not binding agreements are excluded from the table above.  Utility contracts (excluding waste disposal contracts that are binding agreements) and contracts which are binding (but have no minimum fee or purchase requirements) are also excluded.

(4)
Other long-term liabilities on our consolidated balance sheet primarily consists of deferred rent and deferred income taxes.  These liabilities have been excluded from the above table as the timing and/or amount of any cash payment is uncertain.  See “Part II, Item 8, Consolidated Financial Statements Note 1 – Deferred Rent” for a discussion on our deferred rent liabilities.  See “Part II, Item 8, Consolidated Financial Statements Note 8 – Income Taxes” for a discussion of our deferred income tax positions and accruals for uncertain tax positions.  The table above includes amounts accrued for various deferred compensation arrangements on our consolidated balance sheets.  See “Part II, Item 8, Consolidated Financial Statements Note 6 – Defined Contribution Benefit Plans” for a discussion regarding our employee benefit plans.

Excluded from this table are approximately $2.4 million of unrecognized tax benefits which have been recorded as liabilities in accordance with ASC Topic 740, Income Taxes, as the timing of such payments cannot be reasonably determined.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of January 30, 2010.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

Merchandise Costs.  Based on current economic conditions, we expect that any increase in merchandise costs per unit will be offset by improved vendor discounts and increased retail prices in Fiscal 2011.

Freight Costs.  We experienced lower fuel costs during most of Fiscal 2010 that decreased our overall freight costs for the year.  At the end of Fiscal 2010, freight costs had somewhat stabilized, and we expect fuel costs to remain stable or rise slightly in Fiscal 2011.  We do not expect volatility in freight costs to have a material effect on our results of operations as we have historically leveraged the costs associated with inbound freight against the cost of outbound freight.

Minimum Wage.  Recent increases in the mandated minimum wage have impacted our payroll costs.  Congress approved federal minimum wage increases over a three-year period with the first increase of 13.6% taking place during Fiscal 2008, the second increase of 12.0% taking place during Fiscal 2009 and the third increase of 10.7% taking place in Fiscal 2010.  Currently, no new increases to minimum wage have been proposed.  All of the states we operate in have either passed legislation to raise the minimum wage or their minimum wage is increasing in conjunction with the federal minimum wage.  Some of the states have automatic provision for future increase based on the Consumer Price Index or on inflation.  We expect wage increases to have a slight affect on our store operating, selling and administrative expenses.

Insurance Costs.  In Fiscal 2010 and Fiscal 2009, we experienced a decrease in general business insurance, while seeing an increase in the retention portion of workers’ compensation and general liability claims.  We are primarily self-insured for health claims, and during all three fiscal periods, have experienced an increase in our average monthly health insurance claims.  In Fiscal 2011, we expect that both general business insurance costs and health insurance costs will increase slightly, but do not expect these increases to have a significant impact on our consolidated financial statements.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued ASC Topic 605-25, Multiple-Element Arrangements.  ASC Topic 605-25 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting.  ASC Topic 605-25 also modified the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement.  This guidance must be adopted by us no later than January 1, 2011 with earlier adoption permitted.  We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles, effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The ASC is an aggregation of previously issued U.S. GAAP pronouncements in one comprehensive set of guidance organized by subject area.  In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references.  Subsequent revisions to U.S. GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).

In June 2009, the FASB issued ASC Topic 810, Consolidation, which amends the consolidation guidance applicable to variable interest entities.  This guidance is effective for annual periods beginning after November 15, 2009, or our Fiscal 2011.  The adoption of ASC Topic 810 is not expected to have a material effect on our consolidated financial statements.

Our Critical Accounting Policies

Our critical accounting policies reflected in the consolidated financial statements are detailed below.

Revenue Recognition.  We recognize revenue, including gift card and layaway sales, in accordance with ASC Topic 605, Revenue Recognition.

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

In Fiscal 2009, we began a customer loyalty program, the MVP Rewards program, whereby customers enroll in the program and receive points in a variety of ways that are automatically converted into reward certificates based on program parameters that are subject to change.  An estimate of the obligation related to the program, based on estimated redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the reward certificate.  At January 30, 2010 and January 31, 2009, the amount recorded in current liabilities for reward certificates issued was inconsequential.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us.  Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as a current liability.

Beginning in Fiscal 2010, to the extent not required to be remitted to jurisdictions as unclaimed property, gift card breakage revenue is recognized based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.  Prior to Fiscal 2010, gift card breakage revenue was not recognized due to the absence of reliable historical data.  For Fiscal 2010, $0.3 million of breakage revenue was recorded in income as other income and is included in the accompanying consolidated statements of operations as a reduction to store operating, selling and administrative expense.  For Fiscal 2009 and Fiscal 2008, there was no breakage revenue recorded in our consolidated statements of operations.  The net deferred revenue liability at January 30, 2010 and January 31, 2009 was $2.5 million and $2.4 million, respectively.  Prior to Fiscal 2010, we escheated unredeemed gift cards.

Inventory Valuation.

Lower of Cost or Market:  Inventories are valued using the lower of weighted average cost or market method.  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of January 30, 2010 and January 31, 2009, the accrual was $2.0 million.  A determination of net realizable value requires significant judgment and estimates.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our recent physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Store counts are typically performed on a cyclical basis, and the distribution center’s counts are performed quarterly.  As of January 30, 2010 and January 31, 2009, the accrual was $1.8 million and $1.4 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 49.9% and 51.4% of our purchases for Fiscal 2010 and Fiscal 2009, respectively.  Our second largest vendor represented 9.0% and 8.4% of our purchases while our third largest vendor represented 6.4% and 7.9% of our purchases for Fiscal 2010 and Fiscal 2009, respectively.

Consignment Inventories:  Beginning in Fiscal 2010, we expanded our business model to include consignment merchandise.  Consignment inventories, which are owned by the vendor but located in our stores, are properly segregated and controlled and are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At January 30, 2010, vendor-owned inventories held at our locations and not reported as our inventory was $0.3 million.  There were no vendor-owned inventories held at our locations and not reported as our inventory prior to Fiscal 2010.

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

Uncertain Tax Positions.  We account for uncertain tax positions in accordance with ASC Topic 740, Income Taxes.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.  See “Part II, Item 8, Consolidated Financial Statements Note 8 – Income Taxes” for additional detail on our uncertain tax positions.

Litigation Accruals.  Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets.  The likelihood of a material change in these estimated accruals is dependent on new claims as they may arise and the favorable or unfavorable outcome of a particular litigation.  As additional information becomes available, we assess the potential liability related to pending litigation and revise estimates as appropriate.  Such revisions in estimates of the potential liability could materially impact our results of operations and financial position.

Impairment of Long-Lived Assets.  We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of long-lived assets may be impaired and not recoverable.  Our policy is to adjust the remaining useful life of depreciable assets and to recognize any impairment loss on long-lived assets as a charge to current income when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Impairment is assessed considering the estimated undiscounted cash flows over the asset’s remaining life.  If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on a comparison of the cost of the asset to fair value less any costs of disposition.  Evaluation of asset impairment requires significant judgment and estimates.

Stock-Based Compensation.  We use the Black-Scholes option-pricing model to estimate the fair value at the date of grant of stock options granted under our stock option plans and stock purchase rights associated with the Employee Stock Purchase Plan.  Volatility is estimated as of the date of grant or purchase date based on management’s estimate of the time period that captures the relative volatility of our stock.  We base the risk-free interest rate on the annual continuously compounded risk-free rate with a term equal to the option’s expected term.  Prior to Fiscal 2008, we used the risk free interest rate on the date of grant or purchase date based on the U.S. Treasury rate with maturities approximating the expected lives of our options.  The effects on net income and earnings per share (EPS) of stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes options-pricing model are not necessarily representative of the effects of our results of operations in the future.  In addition, the compensation expense utilizes an option-pricing model developed for traded options with relatively short lives.  Our stock option grants have a life of up to ten years and are not transferable.  Therefore, the actual fair value of a stock option grant may be different from our estimates.  We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.  All estimates and assumptions are regularly evaluated and updated when applicable.

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

Operating Leases.  We lease our retail stores and distribution center under operating leases.  Many lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions.  We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty.  We use a time period for our straight-line rent expense calculation that equals or exceeds the time period used for depreciation on leasehold improvements.  In addition, the commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building for initial setup of fixtures and merchandise.

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

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our credit facilities, which bear an interest at a rate that varies with LIBOR, prime or federal funds rates.  We have cash and cash equivalents at financial institutions that are in excess of federally insured limits per institution.  With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

At the end of Fiscal 2010, Fiscal 2009 and Fiscal 2008, we had no borrowings outstanding under any credit facility.  There were 110 days during the 52 weeks ended January 30, 2010, where we incurred borrowings against our credit facilities for an average borrowing of $7.3 million.  During Fiscal 2010, the maximum amount outstanding against these agreements was $13.9 million and the weighted average interest rate was 1.82%.

There were 348 days during the 52 weeks ended January 31, 2009, where we incurred borrowings against our credit facility for an average and maximum borrowing of $23.2 million and $47.1 million, respectively, and an average interest rate of 2.85%.  There were 106 days during the 52 weeks ended February 2, 2008, where we incurred borrowings against our credit facility for an average and maximum borrowing of $7.8 million and $18.4 million, respectively, and an average interest rate of 5.64%.

A 10.0% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

Item 8.                      Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of our Company are included in response to this item:

• Report of Independent Registered Public Accounting Firm

• Consolidated Balance Sheets as of January 30, 2010 and January 31, 2009

• Consolidated Statements of Operations for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008

• Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008

• Consolidated Statements of Stockholders’ Investment for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008

• Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hibbett Sports, Inc.:

We have audited the accompanying consolidated balance sheets of Hibbett Sports, Inc. and subsidiaries (the Company) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended January 30, 2010. We also have audited the Company’s internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)).  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Effective February 4, 2007, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for inventories and, as discussed in Note 8 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, included in ASC Subtopic 740-10, Income Taxes – Overall.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sports, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Hibbett Sports, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Birmingham, Alabama
March 26, 2010

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

ASSETS	January 30, 2010	January 31, 2009
Current Assets:
Cash and cash equivalents	$49,691	$20,650
Short-term investments	-	191
Trade receivables, net	2,693	2,624
Accounts receivable, other	1,936	2,764
Inventories, net	169,394	151,776
Prepaid expenses and other	1,643	3,822
Deferred income taxes, net	6,163	3,938
Total current assets	231,520	185,765

Property and Equipment:
Land and building	245	245
Equipment	48,715	44,171
Equipment under capital lease	345	-
Furniture and fixtures	24,352	23,280
Leasehold improvements	61,908	61,152
Construction in progress	691	2,776
	136,256	131,624
Less accumulated depreciation and amortization	95,172	86,315
Net property and equipment	41,084	45,309

Deferred income taxes, net	3,507	3,481
Other assets, net	593	532
Total Assets	$276,704	$235,087

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$64,949	$64,460
Short-term debt and capital lease obligations	117	-
Accrued income taxes	2,459	-
Accrued payroll expenses	8,012	7,149
Deferred rent	4,915	4,445
Other accrued expenses	3,485	2,656
Total current liabilities	83,937	78,710

Obligations under capital leases	152	-
Deferred rent	14,224	16,543
Deferred income taxes	2,775	2,957
Other liabilities, net	537	302
Total liabilities	101,625	98,512

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
36,436,503 and 36,304,735 shares issued at January 30, 2010
and January 31, 2009, respectively	364	363
Paid-in capital	98,107	92,153
Retained earnings	243,552	211,003
Treasury stock, at cost; 7,761,813 shares repurchased
at January 30, 2010 and January 31, 2009	(166,944)	(166,944)
Total stockholders' investment	175,079	136,575
Total Liabilities and Stockholders' Investment	$276,704	$235,087

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Fiscal Year Ended
	January 30, 2010 (52 weeks)	January 31, 2009 (52 weeks)	February 2, 2008 (52 weeks)
Net sales	$593,492	$564,188	$520,720
Cost of goods sold, including distribution
center and store occupancy costs	397,292	378,817	351,876
Gross profit	196,200	185,371	168,844

Store operating, selling and administrative
expenses	129,888	123,075	108,463
Depreciation and amortization	13,905	14,324	12,154
Operating income	52,407	47,972	48,227

Interest income	60	41	582
Interest expense	(117)	(660)	(151)
Interest (expense) income, net	(57)	(619)	431
Income before provision for income taxes	52,350	47,353	48,658

Provision for income taxes	19,801	17,905	18,329
Net income	$32,549	$29,448	$30,329

Basic earnings per share	$1.14	$1.03	$0.98
Diluted earnings per share	$1.12	$1.02	$0.96

Weighted average shares outstanding:
Basic	28,629	28,547	31,049
Diluted	29,089	28,954	31,525

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share information)
	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Cash Flows From Operating Activities:
Net income	$32,549	$29,448	$30,329
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	13,905	14,324	12,154
Deferred income tax (benefit) expense, net	(2,433)	(925)	673
Excess tax benefit from stock option exercises	(781)	(388)	(520)
Loss on disposal and write-down of assets, net	232	513	230
Stock-based compensation	4,157	3,556	3,677
Changes in operating assets and liabilities:
Trade receivables, net	(70)	(724)	(314)
Accounts receivable, other	829	912	(610)
Inventories	(17,618)	(10,369)	(16,022)
Prepaid expenses and other current assets	2,177	1,525	(326)
Accrued income taxes	3,232	(476)	(4,154)
Other assets, non-current	169	71	(288)
Accounts payable	489	336	22,109
Deferred rent, non-current	(2,319)	(1,469)	2,296
Accrued expenses and other	2,396	2,663	(1,212)
Net cash provided by operating activities	36,914	38,997	48,022

Cash Flows From Investing Activities:
Purchase of investments, net	(39)	(141)	(191)
Capital expenditures	(9,605)	(13,697)	(16,376)
Proceeds from sale of property and equipment	41	57	18
Net cash used in investing activities	(9,603)	(13,781)	(16,549)

Cash Flows From Financing Activities:
Cash used for stock repurchases	-	(16,940)	(52,672)
Net payments on revolving credit facility and
capital lease obligations	(77)	-	-
Excess tax benefit from stock option exercises	781	388	520
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	1,026	1,244	1,054
Net cash provided by (used in) financing activities	1,730	(15,308)	(51,098)

Net Increase (Decrease) in Cash and Cash Equivalents	29,041	9,908	(19,625)
Cash and Cash Equivalents, Beginning of Year	20,650	10,742	30,367
Cash and Cash Equivalents, End of Year	$49,691	$20,650	$10,742

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$117	$659	$151
Income taxes, net of refunds	$16,955	$21,162	$22,031

Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation	$-	$10	$33
Shares awarded to satisfy deferred board compensation	-	664	1,306
Capital leases	$345	$-	$-
See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(in thousands, except share information)
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance-February 3, 2007	36,047,732	$360	$81,916	$151,697	4,306,413	$(97,332)	$136,641
Net income	-	-	-	30,329	-	-	30,329
Cumulative effect of adopting uncertain tax positions	-	-	-	(554)	-	-	(554)
Cumulative effect of change in accounting principle, net	-	-	-	83	-	-	83
Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $275	114,469	2	1,549	-	-	-	1,551
Purchase of shares under the stock repurchase program	-	-	-	-	2,416,700	(52,672)	(52,672)
Stock-based compensation	-	-	3,677	-	-	-	3,677

Balance-February 2, 2008	36,162,201	362	87,142	181,555	6,723,113	(150,004)	119,055
Net income	-	-	-	29,448	-	-	29,448
Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $212	142,534	1	1,425	-	-	-	1,426
Tax shortfall on release of restricted stock and option exercises	-	-	(176)	-	-	-	(176)
Adjustment to income tax benefit from exercises of employee stock options	-	-	206	-	-	-	206
Purchase of shares under the stock repurchase program	-	-	-	-	1,038,700	(16,940)	(16,940)
Stock-based compensation	-	-	3,556	-	-	-	3,556

Balance-January 31, 2009	36,304,735	363	92,153	211,003	7,761,813	(166,944)	136,575
Net income	-	-	-	32,549	-	-	32,549
Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $781	131,768	1	1,430	-	-	-	1,431
Tax shortfall on release of restricted stock and option exercises	-	-	(6)	-	-	-	(6)
Adjustment to income tax benefit from exercises of employee stock options	-	-	373	-	-	-	373
Stock-based compensation	-	-	4,157	-	-	-	4,157
Balance-January 30, 2010	36,436,503	$364	$98,107	$243,552	7,761,813	$(166,944)	$175,079
See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett Sports, Inc. is an operator of sporting goods retail stores in small to mid-sized markets predominately in the Southeast, Southwest, Mid-Atlantic and lower Midwest regions of the United States.  Our fiscal year ends on the Saturday closest to January 31 of each year.  The consolidated statements of operations for fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, include 52 weeks of operations.  Our merchandise assortment features a core selection of brand name merchandise emphasizing team sports equipment, athletic and fashion apparel and footwear related accessories.  We complement this core assortment with a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

Subsequent Events

In accordance with ASC Topic 855, Subsequent Events, we performed an evaluation of subsequent events for the accompanying consolidated financial statements through March 26, 2010, the date these consolidated financial statements were issued.  We have concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated financial statements other than Mr. Newsome being named the Company’s Executive Chairman of the Board and stepping down as Chief Executive Officer and Mr. Rosenthal’s promotion to Chief Executive Officer as described in Form 8-K filed on March 16, 2010.

Accounting Change

On the first day of Fiscal 2008, we changed our inventory valuation method.  Previously, inventories were principally valued at the lower of cost or market using the retail method.  Commencing in Fiscal 2008, inventories are principally valued at the lower of cost or market using the weighted average cost method.

ASC Topic 250, Accounting Changes and Error Corrections, requires a retrospective application of changes in accounting principles.  However, the effect of this change in accounting principle for periods prior to Fiscal 2008 is not determinable, as the period specific information required to value inventory using the weighted average cost method is not available for periods prior to Fiscal 2008.  This change was recognized as a net increase of $143,000 to inventory, an increase of $60,000 to deferred income tax liabilities and a cumulative effect to retained earnings of $83,000.  This change in valuation method did not have a material impact on net income or diluted earnings per share.

We believe the adopted accounting method of weighted average cost is preferable to the retail method of inventory valuation because it will produce more accurate inventory amounts reported in the balance sheet and, in turn, more accurate cost of sales in the income statement.  Our merchandising system, implemented in Fiscal 2008, has facilitated our ability to value our inventory on the weighted average cost method.

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

Customers

No customer accounted for more than 5.0% of our net sales during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008.

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

The following table presents the components of our advertising expense (in thousands):

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Gross advertising costs	$5,572	$6,145	$6,519
Advertising reimbursements	(2,268)	(3,054)	(3,609)
Net advertising costs	$3,304	$3,091	$2,910

Stock Repurchase Program

In November 2009, the Board of Directors (Board) authorized a new Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through February 2, 2013.  The Program replaced our existing plan that was adopted in August 2004.  Stock repurchases may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.  We have not made any purchases of our common stock under the Program and have the full $250.0 million available for stock repurchase as of January 30, 2010.

Under the old authorization, we repurchased 1,038,700 and 2,416,700 shares of our common stock during the years ended January 31, 2009 and February 2, 2008, respectively, at a cost of approximately $16.9 million and $52.7 million, respectively.  As of January 30, 2010, we had repurchased a total of 7,761,813 shares of our common stock at an approximate cost of $166.9 million in total under the authorizations.  We do not have plans to make any significant repurchases of our common stock in the near future.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  We place our cash equivalents in high credit quality financial institutions.  We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the consolidated balance sheet exceeds the FDIC insurance limits per institution.  Amounts due from third party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at January 30, 2010 and January 31, 2009 were $2.8 million and $2.7 million, respectively.

Investments

All investments with original maturities of greater than 90 days are accounted for in accordance with ASC Topic 320, Investments – Debt and Equity Securities.  We determine the appropriate classification at the time of purchase.  We did not hold any short-term investments in securities at January 30, 2010.  We held approximately $0.2 million of short-term investments in securities at January 31, 2009.

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

We also hold investments in trust for the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) which are trading securities and are classified as a long-term asset on the consolidated balance sheet included in other assets, net.  At January 30, 2010 and January 31, 2009, we had approximately $0.4 million and $0.1 million, respectively, of investments included in other assets, net.  Unrealized holding gains or losses are inconsequential.

Trade and Other Accounts Receivable

Trade accounts receivable consists primarily of amounts due to us from sales to educational institutions and youth associations.  We do not require collateral and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant.  The allowance for doubtful accounts at January 30, 2010 and January 31, 2009 was $46,000 and $50,000, respectively.

Other accounts receivable consisted primarily of tenant allowances due from landlords and cooperative advertising due from vendors, all of which are deemed to be collectible.

Inventories and Valuation

Lower of Cost or Market:  Inventories are valued using the lower of weighted average cost or market method.   Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of January 30, 2010 and January 31, 2009, the accrual was $2.0 million.  A determination of net realizable value requires significant judgment and estimates.

Shrinkage:  We accrue for inventory shrinkage based on the actual historical results of our most recent physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Store counts are typically performed on a cyclical basis and the distribution center’s counts are performed quarterly.  As of January 30, 2010 and January 31, 2009, the accrual was $1.8 million and $1.4 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 49.9%, 51.4% and 48.5% of our purchases in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.  Our next largest vendor in Fiscal 2010 represented 9.0%, 8.4% and 6.6% of our purchases in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.  Our third largest vendor in Fiscal 2010 represented 6.4%, 7.9% and 9.3% of our purchases in Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.

Consignment Inventories:  Beginning in Fiscal 2010, we expanded our business model to include consignment merchandise.  Consignment inventories, which are owned by the vendor but located in our stores, are properly segregated and controlled and are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At January 30, 2010, vendor-owned inventories held at our locations and not reported as our inventory was $0.3 million.  There were no vendor-owned inventories held at our locations and not reported as our inventory prior to Fiscal 2010.

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

Construction in progress has historically been comprised primarily of property and equipment related to unopened stores and costs associated with technology upgrades at period end.  At fiscal year ended January 30, 2010, over 73.0% of the construction in progress balance was comprised of costs associated with technology projects.

Maintenance and repairs are charged to expense as incurred.  The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from property and equipment and the related gain or loss is credited or charged to income.

Deferred Rent

Deferred rent primarily consists of step rent and allowances from landlords related to our leased properties.  Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which we record over the term of the lease, including the build-out period.  This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line rent expense.  Landlord allowances are generally comprised of amounts received and/or promised to us by landlords and may be received in the form of cash or free rent.  We record a receivable from the landlord and a deferred rent liability when the allowances are earned.  This deferred rent is amortized into income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord.

On our consolidated statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current.  The liability for the current portion of unamortized landlord allowances was $4.4 million and $4.0 million at January 30, 2010 and January 31, 2009, respectively.  The liability for the long-term portion of unamortized landlord allowances was $10.8 million and $13.1 million at January 30, 2010 and January 31, 2009, respectively.  We estimate the non-cash portion of landlord allowances was $0.9 million and $0.8 million in Fiscal 2010 and Fiscal 2009, respectively.

Revenue Recognition

We recognize revenue, including gift card and layaway sales, in accordance with the ASC Topic 605, Revenue Recognition.

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

In Fiscal 2009, we began a customer loyalty program, the MVP Rewards program, whereby customers enroll in the program and receive points in a variety of ways that are automatically converted into reward certificates based on program parameters that are subject to change.  An estimate of the obligation related to the program, based on estimated redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the reward certificate.  At January 30, 2010 and January 31, 2009, the amount recorded in current liabilities for reward certificates issued was inconsequential.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us.  Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as a current liability.

Beginning in Fiscal 2010, to the extent not required to be remitted to jurisdictions as unclaimed property, gift card breakage revenue is recognized based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.  Prior to Fiscal 2010, gift card breakage revenue was not recognized due to the absence of reliable historical data.  For Fiscal 2010, $0.3 million of breakage revenue was recorded in income as other income and is included in the accompanying consolidated statements of operations as a reduction to store operating, selling and administrative expense.  For Fiscal 2009 and Fiscal 2008, there was no breakage revenue recorded in our consolidated statements of operations.  The net deferred revenue liability at January 30, 2010 and January 31, 2009, was $2.5 million and $2.4 million, respectively.  Prior to Fiscal 2010, we escheated unredeemed gift cards.

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

Insurance Accrual

We are self-insured for a significant portion of our health insurance.  Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims.  The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions.  To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $0.1 million per covered person per year or $2.0 million per year in the aggregate.   As of January 30, 2010 and January 31, 2009, the accrual for these liabilities was $0.7 million and $0.6 million, respectively, and was included in accrued expenses in the consolidated balance sheets.

We are also self-insured for our workers’ compensation and general liability insurance up to an established deductible with a cumulative stop loss.  As of January 30, 2010 and January 31, 2009, the accrual for these liabilities (which is not discounted) was $0.6 million and $0.3 million, respectively, and was included in accrued expenses in the consolidated balance sheets.

Sales Returns, Net

Net sales returns were $20.3 million for Fiscal 2010, $19.6 million for Fiscal 2009 and $18.3 million for Fiscal 2008.  The accrual for the effect of estimated returns on pre-tax income was $0.4 million and $0.3 million as of January 30, 2010 and January 31, 2009, and was included in accrued expenses in the consolidated balance sheets.  Determination of the accrual for estimated returns requires significant judgment and estimates.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Financial Accounting Standards Board (FASB) issued ASC Topic 605-25, Multiple-Element Arrangements.  ASC Topic 605-25 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting.  ASC Topic 605-25 also modified the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement.  This guidance must be adopted by us no later than January 1, 2011 with earlier adoption permitted.  We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles, effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The ASC is an aggregation of previously issued U.S. GAAP pronouncements in one comprehensive set of guidance organized by subject area.  In accordance with the ASC, references to previously issued accounting standards have been replaced by ASC references.  Subsequent revisions to U.S. GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).

In June 2009, the FASB issued ASC Topic 810, Consolidation, which amends the consolidation guidance applicable to variable interest entities.  This guidance is effective for annual periods beginning after November 15, 2009, or our Fiscal 2011.  The adoption of ASC Topic 810 is not expected to have a material effect on our consolidated financial statements.

NOTE 3.   STOCK-BASED COMPENSATION

At January 30, 2010, we had four stock-based compensation plans:

(a)
The Amended 2005 Equity Incentive Plan (Incentive Plan) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion.  The Incentive Plan was adopted effective July 1, 2005 and authorizes grants of equity awards of up to 1,233,159 authorized but unissued shares of common stock.  At January 30, 2010, there were 529,430 shares available for grant under the Incentive Plan.

(b)
The Amended 2005 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  The ESPP was adopted effective July 1, 2005.  At January 30, 2010, there were 115,114 shares available for purchase under the ESPP.

(c)
The Amended 2005 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options.  The Deferred Plan was adopted effective July 1, 2005 and authorizes grants of stock up to 112,500 authorized but unissued shares of common stock.  At January 30, 2010, there were 74,169 shares available for grant under the Deferred Plan.

(d)
The Amended 2006 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors.  The DEP was adopted effective June 1, 2006 and authorizes grants of equity awards of up to 672,975 authorized but unissued shares of common stock.  At January 30, 2010, there were 580,989 shares available for grant under the DEP.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of January 30, 2010, we had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based awards (PSAs).  RSUs and options to purchase our common stock have been granted to officers, directors and key employees.  Beginning with the adoption of the Incentive Plan, a greater proportion of the awards granted to employees, including executive employees, have been RSUs as opposed to stock options when compared to grants made in prior years.  The annual grant made for Fiscal 2010, Fiscal 2009 and Fiscal 2008 to employees consisted solely of RSUs.  We have also awarded PSAs to our Named Executive Officers (NEOs) and expect the Compensation Committee of the Board will continue to grant PSAs to our NEOs in the future.  The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.  On March 17, 2009, the Compensation Committee of the Board awarded a grant of 46,800 non-qualified stock options to our Chief Executive Officer that vest equally over four years and have an eight-year life.

The compensation cost that has been charged against income for these plans was as follows for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 (in thousands):

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Stock-based compensation expense by type:
Stock options	$1,799	$1,968	$2,068
Restricted stock awards	2,278	1,482	1,479
Employee stock purchase	80	96	97
Director deferred compensation	-	10	33
Total stock-based compensation expense	4,157	3,556	3,677
Income tax benefit recognized	1,277	941	894
Stock-based compensation expense, net of income tax	$2,880	$2,615	$2,783

Share-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses.  There is no capitalized stock-based compensation cost.

The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock awards vested during the period.  The actual income tax benefit realized for the deductions considered on our income tax returns for the fiscal year ended January 30, 2010, was from option exercises, deferred stock releases and restricted stock releases and totaled $0.5 million.  The actual income tax benefit realized for the deductions considered on our income tax returns for the fiscal years ended January 31, 2009 and February 2, 2008, was from option exercises and totaled $0.6 million and $0.6 million, respectively.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of our common stock on the date of grant.  Vesting and expiration provisions vary between equity plans, but typically vest over a four- or five-year period in equal installments beginning on the first anniversary of the grant date and typically expire on the eighth or tenth anniversary of the date of grant.  Grants awarded to outside directors under both the DEP and Deferred Plan vest immediately upon grant and expire on the tenth anniversary of the date of grant.

Following is the weighted average fair value of each option granted during the fiscal year ended January 30, 2010.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for each period:

	Quarter Ended
	May 2,		August 1,	October 31,	January 30,
	2009		2009	2009	2010
Grant date	Mar 17	Mar 31	Jun 30	Sep 30	Dec 31
Exercise price	$18.00	$19.22	$18.00	$18.23	$21.99
Weighted average fair value at date of grant	$9.22 - $9.81	$9.57	$8.33	$7.69	$9.08
Expected option life (years)	4.76 - 5.51	4.76	4.76	4.63	4.63
Expected volatility	59.85% - 60.25%	58.64%	52.10%	47.54%	45.86%
Risk-free interest rate	1.91% - 2.09%	1.64%	2.40%	2.17%	2.40%
Dividend yield	None	None	None	None	None

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

The volatility used to value stock options is based on historical volatility.  We calculate historical volatility using an average calculation methodology based on daily price intervals as measured over the expected term of the option.  We have consistently applied this methodology since our adoption of the original disclosure provisions of ASC Topic 718, Stock Compensation.

Beginning with awards granted in the second quarter of Fiscal 2008, we base the risk-free interest rate on the annual continuously compounded risk-free rate with a term equal to the option’s expected term.  Previously, we used the market yield on U.S. Treasury securities.  While the difference between the two rates is minimal and has only a slight effect on the fair value calculation, we believe using the annual continuously compounded risk-free rate is more compliant with ASC Topic 718.  The dividend yield is assumed to be zero since we have no current plan to declare dividends.

Activity for our option plans during the fiscal year ended January 30, 2010 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at January 31, 2009	1,260,168	$16.46	5.06	$3,001
Granted	84,718	18.13
Exercised	(99,753)	7.54
Forfeited, cancelled or expired	(3,919)	23.65
Options outstanding at January 30, 2010	1,241,214	$17.27	4.47	$7,331

Exercisable at January 30, 2010	1,100,315	$16.55	4.31	$7,176

The weighted average grant fair value of options granted during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 was $9.48, $7.43 and $10.39, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 was $1.8 million, $2.0 million and $2.1 million, respectively, before the recognized income tax benefit of $0.4 million, $0.4 million and $0.3 million, respectively.

The total intrinsic value of stock options exercised during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 was $1.3 million, $1.2 million and $1.9 million, respectively.  The total cash received from these stock option exercises during Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $0.8 million, $0.7 million and $0.9 million, respectively.  Excess income tax proceeds from stock option exercises are included in cash flows from financing activities as required by ASC Topic 230, Statement of Cash Flows.  As of January 30, 2010, there was $0.3 million of unrecognized compensation cost related to nonvested stock options.  This cost is expected to be recognized over a weighted average period of 0.3 years.

Restricted Stock and Performance-Based Awards

Restricted stock and performance-based awards (RSUs and PSAs) are granted with a fair value equal to the closing market price of our common stock on the date of grant.  All PSAs have been awarded in the form of restricted stock units.  Compensation expense is recorded straight-line over the vesting period and, in the case of PSAs, at the estimated percent of achievement.  Restricted stock awards generally cliff vest in four to five years from the date of grant for those awards that are not performance-based.  PSAs cliff vest in one to five years from the date of grant after achievement of stated performance criterion and upon meeting stated service conditions.

The following table summarizes the restricted stock awards activity under all of our plans during the fiscal year ended January 30, 2010:

	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock awards outstanding at January 31, 2009	311,918	$19.95
Granted	238,607	18.06
Vested	(13,167)	18.51
Forfeited, cancelled or expired	(7,174)	18.90
Restricted stock awards outstanding at January 30, 2010	530,184	$19.23

The weighted average grant date fair value of our RSUs granted was $18.06, $15.12 and $28.30 for the fiscal years ended January 30, 2010,  January 31, 2009 and February 2, 2008, respectively.  There were 238,607, 231,255 and 124,325 RSUs granted during Fiscal 2010, Fiscal 2009 and Fiscal 2008, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $2.3 million, $1.5 million and $1.5 million, respectively, before the recognized income tax benefit of $0.9 million, $0.6 million and $0.6 million, respectively.

During the fiscal year ended January 30, 2010, restricted stock awards of 13,167 units, including 12,165 awards that were PSAs, vested with an intrinsic value of $0.2 million.  The total intrinsic value of our restricted stock awards outstanding and unvested at January 30, 2010, January 31, 2009 and February 2, 2008 was $11.3 million, $4.2 million and $2.7 million, respectively.  As of January 30, 2010, there was approximately $5.2 million of total unamortized unrecognized compensation cost related to restricted stock awards.  This cost is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employees purchased 19,152 shares of common stock at an average price of $14.34 per share through the ESPP for the fiscal year ended January 30, 2010.  Our employees purchased 25,263 shares of common stock at an average price of $14.11 per share through the ESPP for the fiscal year ended January 31, 2009.  Our employees purchased 18,462 shares of common stock at an average price of $21.25 per share during the fiscal year ended February 2, 2008.

The assumptions used in the option pricing model for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 were as follows:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Weighted average fair value at date of grant	$4.27	$4.35	$5.90
Expected life (years)	0.25	0.25	0.25
Expected volatility	47.5% - 68.0%	48.0% - 51.5%	36.3% - 41.8%
Risk-free interest rate	0.03% - 0.22%	1.14% - 3.06%	3.99% - 5.08%
Dividend yield	None	None	None

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of ASC Topic 718 as it relates to accounting for certain employee stock purchase plans with a look-back option.  The compensation expense included in store operating, selling and administrative expenses and recognized during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 was $0.1 million in all three years.

Director Deferred Compensation

Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their Board and Board Committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into our common stock are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, Board and Board Committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  No stock units were deferred under this plan in Fiscal 2010.  A total of 664 and 1,306 stock units were deferred under this plan in Fiscal 2009 and Fiscal 2008, respectively.  Currently, no director is deferring compensation into stock units.

There was no compensation expense related to director deferred compensation included in store operating, selling and administrative expenses during Fiscal 2010.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2009 and Fiscal 2008 was $10,000 and $33,000, respectively, before the recognized income tax benefit of $4,000 and $12,000, respectively.

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

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Net income, in thousands	$32,549	$29,448	$30,329

Weighted average number of common shares outstanding	28,629,023	28,547,435	31,049,058
Dilutive stock options	281,213	312,537	427,822
Dilutive restricted stock	178,510	93,724	48,170
Weighted average number of common shares outstanding and dilutive shares	29,088,746	28,953,696	31,525,050

Basic earnings per share	$1.14	$1.03	$0.98
Diluted earnings per share	$1.12	$1.02	$0.96

In calculating diluted earnings per share for the 52 weeks ended January 30, 2010, options to purchase 304,361 shares of common stock were outstanding as of the end of the period, but were not included in the computations of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for the 52 weeks ended January 31, 2009, options to purchase 603,330 shares of common stock were outstanding as of the end of the period, but were not included in the computations of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for the 52 weeks ended February 2, 2008, options to purchase 455,598 shares of common stock were outstanding as of the end of the period, but were not included in the computations of diluted earnings per share due to their anti-dilutive effect.

NOTE 5.    DEBT AND CAPITAL LEASE OBLIGATIONS

At January 30, 2010, we had two unsecured credit facilities, which are renewable in August and November 2010.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  There were 110 days during the 52 weeks ended January 30, 2010, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $7.3 million and $13.9 million, respectively, at an average interest rate of 1.82%.  At January 30, 2010, a total of $80.0 million was available to us from these facilities.

We entered into a capital lease in March 2009 for certain technology hardware.  At January 30, 2010, the total capital lease obligation was $0.3 million, of which $0.1 million was classified as a short-term liability and included in other accrued expenses and $0.2 million was classified as a long-term liability and included in other liabilities on our consolidated balance sheet.  At January 31, 2009, we did not have any capital lease obligations.

Future minimum lease payments under capital leases and the present value of such payments as of January 30, 2010 are as follows (in thousands):

Fiscal 2011	$174
Fiscal 2012	174
Fiscal 2013	-
Fiscal 2014	-
Fiscal 2015	-
Thereafter	-
Total minimum lease payments	348
Less amount representing interest	79
Present value of total minimum lease payments	$269

At January 31, 2009, we had two unsecured credit facilities, which were renewable in August and December 2009.  The facilities allowed for borrowings up to $30.0 million and $50.0 million, respectively, at a fixed rate, a rate based on prime or LIBOR plus 0.375%, at our election.  There were 348 days during the 52 weeks ended January 31, 2009, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $23.2 million and $47.1 million, respectively, at an average interest rate of 2.85%.  At January 31, 2009, a total of $80.0 million was available to us from these facilities.

At February 2, 2008, we had one facility that allowed borrowings up to $30.0 million.  There were 106 days during the 52 weeks ended February 2, 2008, where we incurred borrowings against this credit facility for an average and maximum borrowing of $7.8 million and $18.4 million, respectively, at an average interest rate of 5.64%.  At February 2, 2008, $30.0 million was available to us from this facility.

NOTE 6.   DEFINED CONTRIBUTION BENEFIT PLANS

We maintain the Hibbett Sports, Inc. 401(k) Plan (401(k) Plan) for the benefit of our employees.  The 401(k) Plan covers all employees who have completed one year of service, worked 1,000 hours and who are at least 21 years of age.  Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law.  These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the 401(k) Plan.  The Company’s contribution to the 401(k) Plan equals (1) an amount determined at the discretion of the Board of Directors plus (2) a matching contribution equal to a discretionary percentage of up to 6.0% of a participant’s compensation.  For each of Fiscal 2010, Fiscal 2009 and Fiscal 2008, we matched $0.75 for each dollar of compensation deferred by the employees up to 6.0% of compensation.  Contribution expense incurred under the 401(k) Plan for Fiscal 2010, Fiscal 2009 and Fiscal 2008 was $0.4 million, $0.5 million and $0.4 million, respectively.

In November 2007, our Board of Directors adopted the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under our existing 401(k) Plan has been limited because of certain restrictions applicable to qualified plans.  The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation and receive an employer matching contribution equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 4.5% of compensation and subject to Board discretion.  The matching contribution for Fiscal 2011 has also been set by the Board as $0.75 for each dollar of compensation deferred up to 4.5% of compensation.  Contribution expense incurred under the Supplemental Plan for Fiscal 2010 and Fiscal 2009 was $0.1 million for each year.  No contribution expense was incurred for the Supplemental Plan for Fiscal 2008.

In November 2009, the Board adopted the Hibbett Sports, Inc. Executive Voluntary Deferral Plan (Voluntary Plan) which provides key executives of the Company an opportunity to defer, on a pre-tax basis, up to 50% of their base salary and up to 100% of any bonus earned.  Participants, at election, determine the date payout is to be made with payout options as either a lump-sum payout or installment payments over two to five years.  The Voluntary Plan is subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA) and was effective February 1, 2010.  The Voluntary Plan is also intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

In January 2010, we introduced a Flexible Spending Account Plan (FSA) that allows employees to set aside pre-tax amounts for out-of-pocket health care and dependent care expenses.  The health care FSA is subject to ERISA, whereby the dependent care FSA is not.  Employees are eligible to participate in the FSA upon meeting eligibility requirements or upon a defined “qualifying event,” and may enroll annually during an open enrollment period.  Plan amounts are determined annually by the employee in advance and are subject to IRS dollar limitations.  Employee elections, in general, cannot be increased, decreased or discontinued during the election period.  Unused amounts at the end of the plan year are subject to forfeiture and such forfeitures can be used to offset administrative expenses related to any benefit plan.  The first withholdings began in February 2010.

NOTE 7.   RELATED-PARTY TRANSACTIONS

The Company leases one store under a sublease arrangement from Books-A-Million, Inc., (BAMM) of which one of our Directors, Terrance G. Finley is an executive officer and stockholder and another Director, Albert C. Johnson, is a Director and stockholder.  The sublease agreement expired in June 2008, but was renewed under a five-year term to expire in June 2013.  Minimum lease payments were $191,000 in Fiscal 2010, Fiscal 2009 and Fiscal 2008.  Future minimum lease payments under this non-cancelable sublease aggregate approximately $0.7 million.

NOTE 8.   INCOME TAXES

Our effective tax rate is based on our income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.  Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

A summary of the components of the provision (benefit) for income taxes is as follows (in thousands):

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Federal:
Current	$19,686	$17,122	$18,077
Deferred	(1,741)	(827)	(1,298)
	17,945	16,295	16,779

State:
Current	2,366	1,698	1,577
Deferred	(510)	(88)	(27)
	1,856	1,610	1,550

	$19,801	$17,905	$18,329

A reconciliation of the statutory federal income tax rate as a percentage of income before provision for income taxes follows:

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
Effect of state income taxes, net of federal benefits	2.31	1.99	2.36
Other, net	0.52	0.82	0.31
	37.83%	37.81%	37.67%

In accordance with ASC Topic 740, Income Taxes, deferred income taxes on the consolidated balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes.  The components of the deferred income tax asset, net, are as follows (in thousands):

	January 30, 2010		January 31, 2009
	Current	Non-current	Current	Non-current
Deferred rent	$1,972	$5,712	$1,782	$6,630
Accumulated depreciation and amortization	-	(5,906)	-	(5,775)
Inventories	3,169	-	2,209	-
Prepaid expenses	(640)	(13)	(704)	(85)
Accruals	1,647	942	854	769
Stock-based compensation	297	2,902	40	1,942
Other	(282)	(130)	(243)	-
Deferred income taxes	$6,163	$3,507	$3,938	$3,481

Deferred income tax assets represent items which will be used as a tax deduction or credit in future tax returns or are items of income which have not been recognized for financial statement purposes but were included in the current or prior tax returns for which we have already properly recorded the tax benefit in the consolidated statements of operations.  At least quarterly, we assess the likelihood that the deferred income tax assets balance will be recovered.  We take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred income tax asset.  To the extent recovery is not more likely than not, a valuation allowance is established against the deferred income tax asset, increasing our income tax expense in the year such determination is made.  We have determined that no such allowance is required.

On February 4, 2007, we adopted the provisions of FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, codified primarily in ASC Topic 740.  In accordance with ASC Topic 740, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation.  Such adjustments are recognized entirely in the period in which they are identified.  Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

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

A reconciliation of the unrecognized tax benefit under ASC Topic 740 during Fiscal 2010, Fiscal 2009 and Fiscal 2008 follows (in thousands):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Unrecognized tax benefit - beginning of year	$2,501	$2,623	$5,117
Gross increases - tax positions in prior period	105	-	836
Gross decreases - tax positions in prior period	-	(100)	(3,259)
Gross increases - tax positions in current period	259	241	-
Settlements	-	-	(29)
Lapse of statute of limitations	(514)	(263)	(42)
Unrecognized tax benefit - end of year	$2,351	$2,501	$2,623

Due to a lapse of the statute of limitations, we expect a decrease in our unrecognized tax benefit liability in the next 12 months of approximately $0.9 million related to compensation deductions claimed on prior income tax returns.  We classify interest and penalties recognized on unrecognized tax benefits as income tax expense.  As of January 30, 2010, January 31, 2009 and February 2, 2008, we have accrued interest and penalties in the amount of $0.4 million, $0.5 million and $0.3 million, respectively.

Of the unrecognized tax benefits as of January 30, 2010, January 31, 2009 and February 2, 2008, $1.3 million, $1.1 million and $1.0 million, respectively, if recognized, would affect our effective income tax rate.

We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2007 or by most state taxing jurisdictions for years prior to Fiscal 2006.

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

In February 1996, we entered into a sale-leaseback transaction to finance our distribution center and office facilities.  In December 1999, the related operating lease was amended to include the Fiscal 2000 expansion of these facilities.  The amended lease rate is $0.9 million per year and can increase annually with the Consumer Price Index.  This lease will expire in December 2014.   Future minimum lease payments under this non-cancelable lease aggregate approximately $4.3 million.  The transaction is also subject to quarterly financial covenants based on certain ratios.  We have never been in violation of any financial covenant requirement.

During the fiscal year ended January 30, 2010, we increased our lease commitments by a net of 22 retail stores, each having initial lease termination dates between April 2012 and February 2020 as well as various office and transportation equipment.  At January 30, 2010, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current operating leases and including the net 22 operating leases added during Fiscal 2010 were as follows (in thousands):

Fiscal 2011	$40,528
Fiscal 2012	35,225
Fiscal 2013	28,708
Fiscal 2014	21,272
Fiscal 2015	14,775
Thereafter	19,511
TOTAL	$160,019

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Minimum rentals	$35,455	$34,283	$32,693
Contingent rentals	4,165	2,689	2,342
	$39,620	$36,972	$35,035

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

Annual Bonuses and Equity Incentive Awards

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At January 30, 2010 and January 31, 2009, there was $3.3 million and $2.9 million, respectively, of annual bonus related expense included in accrued expenses.

In addition, the Compensation Committee (Committee) of the Board of Directors places performance criteria on awards of RSUs (PSAs) to our Named Executive Officers (NEOs) under the Incentive Plan.  The performance criteria are tied to performance targets with respect to future sales and operating income over a specified period of time.  These PSAs are expensed under the provisions of ASC Topic 718 and are evaluated each quarter to determine the probability that the performance conditions set within will be met.  We expect the Committee to continue to place performance criteria on awards of RSUs to our NEOs in the future.

Legal Proceedings and other Contingencies

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.   At January 30, 2010, we estimate that the liability related to these matters is approximately $0.3 million and accordingly, have accrued $0.3 million as a current liability on our consolidated balance sheet.  As of January 31, 2009, we had accrued $47,000 as it related to our estimated liability for legal proceedings.

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

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  With respect to any matter, we could change our belief as to whether a loss is probable or estimable, or its estimate of loss, at any time.  Even though we may not believe a loss is probable or estimable, it is reasonably possible that we could suffer a loss with respect to that matter in the future.

NOTE 10.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated financial data for the thirteen-week quarters indicated (dollar amounts in thousands, except per share amounts):

	Fiscal Year Ended January 30, 2010
	First	Second	Third	Fourth
Net sales	$157,700	$123,118	$145,855	$166,819
Gross profit	52,696	36,788	49,637	57,079
Operating income	17,558	1,938	13,944	18,966
Net income	10,912	1,109	8,775	11,752

Basic earnings per share	$0.38	$0.04	$0.31	$0.41
Diluted earnings per share	$0.38	$0.04	$0.30	$0.40

	Fiscal Year Ended January 31, 2009
	First	Second	Third	Fourth
Net sales	$145,825	$130,289	$140,148	$147,926
Gross profit	47,812	42,266	46,692	48,601
Operating income	15,434	7,811	12,032	12,695
Net income	9,372	4,792	7,652	7,633

Basic earnings per share	$0.33	$0.17	$0.27	$0.27
Diluted earnings per share	$0.32	$0.17	$0.26	$0.26

In the opinion of our management, this unaudited information has been prepared on the same basis as the audited information presented elsewhere herein and includes all adjustments necessary to present fairly the information set forth herein.  The operating results from any quarter are not necessarily indicative of the results to be expected for any future period.

NOTE 11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of inputs used to measure fair value are as follows:

•	Level I – Quoted prices in active markets for identical assets or liabilities.
•	Level II – Observable inputs other than quoted prices included in Level I.
•	Level III – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at January 30, 2010 and January 31, 2009 (in thousands):

	January 30, 2010			January 31, 2009
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$-	$-	$-	$191	$-	$-
Long-term investments	372	-	-	141	-	-
Total investments	$372	$-	$-	$332	$-	$-

Long-term investments are reported in other assets on our consolidated balance sheets.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.                      Controls and Procedures.

(a)  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of January 30, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2010, based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2010.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of January 30, 2010 included in Item 8 herein.

(c)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                       Other Information.

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics (Code) for all Company employees, including our Named Executive Officers as determined for our Proxy Statement for the Annual Meeting of Stockholders (Proxy Statement).  The Code is posted on our website, www.hibbett.com under “Investor Information.”  We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for Senior Executive and Financial Officers by posting such information on our website.

The information appearing in the Proxy Statement for the Annual Meeting to be held on May 27, 2010, relating to the members of the Audit Committee and the Audit Committee financial expert under the caption “Board and Committees of the Board” as well as the information appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated by reference.

The balance of the information required in this item is incorporated by reference from the sections entitled “Directors and Executive Officers”, “The Board of Directors”, “Annual Compensation of Executive Officers” and “Related Person Transactions” in the Proxy Statement.

Item 11.                      Executive Compensation.

The information required in this item is incorporated by reference from the section entitled “Annual Compensation of Executive Officers,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners,” “Compensation of Non-Employee Directors,” “Annual Compensation of Executive Officers” and “Directors and Executive Officers” in the Proxy Statement.

Equity Compensation Plan Information (1)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	1,771,398	$17.27	1,299,702
Equity compensation plans not approved by security holders	-	-	-
TOTAL	1,771,398	$17.27	1,299,702

(1)	Information presented as of January 30, 2010.
(2)
Includes 373,249 RSUs and 156,935 PSAs that may be awarded if specified targets and/or service periods are met.   The weighted average exercise price of outstanding options does not include these awards.

(3)	Includes 115,114 shares remaining under our ESPP and 74,169 shares remaining under our DEP of which approximately 4,000 shares were subject to purchase in the purchasing period ending March 31, 2010.

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

The following Financial Statements and Supplementary Data of the Registrant and Independent Registered Public Accounting Firm’s Report on such Financial Statements are incorporated by reference from the Registrant's 2010 Annual Report to Stockholders, in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	30
	Consolidated Balance Sheets as of January 30, 2010 and January 31, 2009	31
	Consolidated Statements of Operations for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008	32
	Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008	33
	Consolidated Statements of Stockholders’ Investment for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008	34
	Notes to Consolidated Financial Statements	35

2.	Financial Statement Schedules.

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

Number	Description

	Certificates of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.)
3.2	Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

	Form of Stock Certificate

4.1	Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

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

10.3	Master Note – Regions Bank Line of Credit; attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2009.
10.4	Authorization by Board of Directors of Hibbett Sports, Inc. for stock repurchase program, dated November 18, 2009; incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 20, 2009.
10.5
Hibbett Sports, Inc. Executive Voluntary Deferral Plan approved by the Board of Directors, dated November 18, 2009; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 20, 2009.

10.6
Amendment No. 2 to Credit Agreement between the Company and Bank of America, N.A., dated as of November 20, 2009; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 23, 2009.

	Annual Report to Security Holders
13.1	Fiscal 2010 Annual Report to Stockholders.

	Subsidiaries of the Registrant
21	List of Company’s Subsidiaries: 1) Hibbett Sporting Goods, Inc. 2) Hibbett Team Sales, Inc. 3) Sports Wholesale, Inc. 4) Hibbett Capital Management, Inc. 5) Sports Holdings, Inc.
	6) Gift Card Services, LLC 7) Hibbett.com, Inc.

	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)	55

	Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)	56
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)	57
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)	58

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT SPORTS, INC.

Date: March 26, 2010	By:	/s/ Gary A. Smith
Gary A. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffry O. Rosenthal	Chief Executive Officer and President (Principal Executive Officer)	March 26, 2010
Jeffry O. Rosenthal

/s/ Gary A. Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 26, 2010
Gary A. Smith

/s/ Michael J. Newsome	Executive Chairman of the Board	March 26, 2010
Michael J. Newsome

/s/ Terrance G. Finley	Director	March 26, 2010
Terrance G. Finley
/s/ Albert C. Johnson	Director	March 26, 2010
Albert C. Johnson

/s/ Carl Kirkland	Director	March 26, 2010
Carl Kirkland

/s/ Ralph T. Parks	Director	March 26, 2010
Ralph T. Parks

/s/ Thomas A. Saunders, III	Director	March 26, 2010
Thomas A. Saunders, III

/s/ Alton E. Yother	Lead Director	March 26, 2010
Alton E. Yother