Form 10-Q
period 2010-05-01
HIBBETT SPORTS INC
filed 2010-06-02
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of May 28, 2010, were 28,862,132 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	May 1, 2010	January 30, 2010
Current Assets:
Cash and cash equivalents	$71,354	$49,691
Inventories	165,056	169,394
Other current assets	15,635	12,435
Total current assets	252,045	231,520

Property and equipment	136,716	136,256
Less accumulated depreciation and amortization	97,916	95,172
Property and equipment, net	38,800	41,084

Other assets, net	4,747	4,100
Total Assets	$295,592	$276,704

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$60,560	$64,949
Accrued payroll expenses	3,928	8,012
Deferred rent	4,746	4,915
Income taxes payable	8,532	2,459
Other accrued expenses	4,054	3,602
Total current liabilities	81,820	83,937

Deferred rent	13,253	14,224
Other liabilities, net	3,779	3,464
Total liabilities	98,852	101,625

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
36,625,357 and 36,436,503 shares issued at May 1, 2010
and January 30, 2010, respectively	366	364
Paid-in capital	102,463	98,107
Retained earnings	260,893	243,552
Treasury stock, at cost; 7,763,225 and 7,761,813 shares
repurchased at May 1, 2010 and January 30, 2010	(166,982)	(166,944)
Total stockholders' investment	196,740	175,079
Total Liabilities and Stockholders' Investment	$295,592	$276,704

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009

Net sales	$184,506	$157,700
Cost of goods sold, including distribution
center and store occupancy costs	118,397	105,004
Gross profit	66,109	52,696

Store operating, selling and administrative
expenses	34,941	31,873
Depreciation and amortization	3,492	3,265
Operating income	27,676	17,558

Interest expense, net	6	2
Income before provision for income taxes	27,670	17,556

Provision for income taxes	10,329	6,644
Net income	$17,341	$10,912

Earnings per share:
Basic	$0.60	$0.38
Diluted	$0.59	$0.38

Weighted average shares outstanding:
Basic	28,749	28,568
Diluted	29,364	28,971

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Cash Flows From Operating Activities:
Net income	$17,341	$10,912
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,492	3,265
Stock-based compensation	1,491	1,692
Other non-cash adjustments to net income	(732)	(386)
Changes in operating assets and liabilities	(1,300)	(1)
Net cash provided by operating activities	20,292	15,482

Cash Flows From Investing Activities:
Capital expenditures	(1,275)	(2,576)
Other, net	(187)	141
Net cash used in investing activities	(1,462)	(2,435)

Cash Flows From Financing Activities:
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	2,041	653
Other, net	792	256
Net cash provided by financing activities	2,833	909

Net Increase in Cash and Cash Equivalents	21,663	13,956
Cash and Cash Equivalents, Beginning of Period	49,691	20,650
Cash and Cash Equivalents, End of Period	$71,354	$34,606

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.           Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 30, 2010.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments considered necessary for a fair presentation of our financial position as of May 1, 2010 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

2.           Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued amended guidance on subsequent events.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately, and we adopted these new requirements for the period ended May 1, 2010.

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of May 1, 2010 (in thousands):

	May 1, 2010			January 30, 2010
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$-	$-	$-	$-	$-	$-
Long-term investments	521	-	-	372	-	-
Total investments	$521	$-	$-	$372	$-	$-

Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.           Inventory Purchase Concentration

Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented approximately 49.5% and 51.6% of our purchases for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively.  Our second largest vendor represented approximately 6.6% and 6.9% of our purchases while our third largest vendor represented approximately 6.3% and 4.6% of our purchases for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively.

5.           Debt

At May 1, 2010, we had two unsecured credit facilities, which are renewable in August and November 2010.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  There were three days during the thirteen weeks ended May 1, 2010, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $2.1 million at an average interest rate of 2.23%.  At May 1, 2010, a total of $80.0 million was available to us under these facilities.

6.           Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen-week period ended May 1, 2010 and May 2, 2009 were as follows (in thousands):

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Stock-based compensation expense by type:
Stock options	$501	$1,063
Restricted stock awards	966	590
Employee stock purchase	24	39
Total stock-based compensation expense	1,491	1,692
Income tax benefit recognized	501	544
Stock-based compensation expense, net of income tax	$990	$1,148

In the thirteen-week period ended May 1, 2010, we granted 31,777 stock options and 193,421 restricted stock units, of which 73,500 were performance-based awards to our Named Executive Officers.  Our employees purchased 5,114 shares of our common stock through our employee stock purchase plan.

The weighted-average grant date fair value of stock options granted during the thirteen-week period ended May 1, 2010 was $10.17 per share.  The grant date fair value for restricted stock units granted during the thirteen-week period ended May 1, 2010 was $25.86.  The grant date fair value of shares of stock purchased through our employee stock purchase plan was $4.81 and the price paid by our employees for shares of our common stock was $18.69 during the thirteen-week period ended May 1, 2010.  Total compensation costs, related to nonvested awards not yet recognized and the weighted-average period over which such awards are expected to be recognized at May 1, 2010 were as follows (in thousands):

	Stock Options	Restricted Stock Units
Unrecognized compensation cost (in thousands)	$102	$9,791
Expected weighted-average period of compensation cost to be recognized	0.08 years	3.08 years

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

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Weighted-average shares used in basic computations	28,749	28,568
Dilutive equity awards	615	403
Weighted-average shares used in diluted computations	29,364	28,971

For the thirteen-week periods ended May 1, 2010 and May 2, 2009, options for 118,751 and 452,856, respectively, of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

We also excluded 181,770 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common shares equivalents outstanding, because they are subject to certain performance-based annual vesting conditions which had not been achieved by the end of the thirteen-week period ended May 1, 2010.  Assuming the performance-criteria had been achieved as of May 1, 2010, the incremental dilutive impact would have been 33,757 shares.

8.           Stock Repurchase Program

In November 2009, the Board of Directors (Board) authorized a new Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through February 2, 2013.  The Program replaced our existing plan that was adopted in August 2004.  Stock repurchases may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions, vesting schedules of equity awards and at the discretion of our management.  In the thirteen-week period ended May 1, 2010, we increased our treasury stock holdings by 1,412 shares of our common stock under the Program, at a fair value of $38,000, which were primarily related to the tax settlement on equity awards.  As of May 1, 2010, we have approximately $250.0 million remaining available under the Program for stock repurchase.

Under the old authorization, we repurchased 7,761,813 shares of our common stock at an approximate cost of $166.9 million.  Under both authorizations, we have repurchased a total of 7,763,225 shares of our common stock at an approximate cost of $167.0 million.

9.           Commitments and Contingencies

Lease Commitments.

We entered into a capital lease in March 2009 for certain technology hardware.  At May 1, 2010, the total capital lease obligation was $0.2 million, of which $0.1 million was classified as a short-term liability and included in other accrued expenses and $0.1 million was classified as a long-term liability and included in other liabilities on our unaudited condensed consolidated balance sheet.  At January 30, 2010, the total capital lease obligation was $0.3 million, of which $0.1 million was classified as short-term and included in other accrued expenses and $0.2 million was classified as long-term and included in other liabilities on our unaudited condensed consolidated balance sheet.

During the thirteen-week period ended May 1, 2010, we increased our lease commitments for various office equipment.  At May 1, 2010, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital lease and operating leases, were as follows (in thousands):

	Capital	Operating	Total
Remaining Fiscal 2011	$90	$31,550	$31,640
Fiscal 2012	152	36,702	36,854
Fiscal 2013	-	29,928	29,928
Fiscal 2014	-	22,151	22,151
Fiscal 2015	-	15,764	15,764
Fiscal 2016	-	9,279	9,279
Thereafter	-	11,171	11,171
TOTAL	$242	$156,545	$156,787

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $4.3 million.  The related lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At May 1, 2010 and January 30, 2010, there was $0.9 million and $3.3 million, respectively, of annual bonus related expenses included in accrued payroll expenses.

In addition, the Compensation Committee of the Board has placed performance criteria on awards of restricted stock units (PSAs) to our Named Executive Officers.  The performance criteria are tied to performance targets with respect to future return on invested capital and earnings before interest and taxes over a specified period of time.  These PSAs are expensed under the provisions of ASC Topic 718, Compensation – Stock Compensation, and are evaluated each quarter to determine the probability that the performance conditions set within will be met.

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At May 1, 2010 and January 30, 2010, we estimated that the liability related to these matters was approximately $0.4 million and $0.3 million, respectively and accordingly, accrued $0.4 million and $0.3 million, respectively, as a current liability on our unaudited condensed consolidated balance sheets.

The estimates of our liability for pending and unasserted potential claims do not include litigation costs.  It is our policy to accrue legal fees as incurred.

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

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

IMPORTANT NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” or “estimate.”  For example, our forward-looking statements include statements regarding:

•	our anticipated sales, including comparable store net sales changes, net sales growth and earnings;
•	our growth, including our plans to add, expand or relocate stores and square footage growth, our markets’ ability to support such growth and the suitability of our distribution facility;
•	the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facilities;
•	our seasonal sales patterns and assumptions concerning customer buying behavior;
•	our expectations regarding competition;
•	our ability to renew or replace store leases satisfactorily;
•
our estimates and assumptions as they relate to financial accounting methods, accruals, inventory valuations, dividends, carrying amount and liquidity of financial instruments and fair value of options and other stock-based compensation as well as our estimates of economic and useful lives of depreciable assets and leases;

•	our expectations concerning future stock-based award types;
•	our expectations concerning employee stock option exercise behavior;
•	the possible effect of the current economic state on our costs and profitability;
•
the possible effects of continued volatility and further deterioration of the capital markets, the commercial and consumer credit environment and the continuation of lowered levels of consumer spending resulting from the global economic downturn and sustained lowered levels of consumer confidence and higher levels of unemployment;

•	our analyses of trends as related to earnings performance;
•	our target market presence and its expected impact on our sales growth;
•	our expectations concerning vendor level purchases and related discounts; and
•	the possible effect of recent accounting pronouncements.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors,”  “Business” and “Properties” in our Form 10-K for the fiscal year ended January 30, 2010.

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

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small and mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and the lower Midwest.  Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service.  As of May 1, 2010, we operated a total of 767 retail stores composed of 747 Hibbett Sports stores, 16 Sports Additions athletic shoe stores and 4 Sports & Co. superstores in 24 states.

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

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal years ended January 29, 2011 and January 30, 2010 will include 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

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

Executive Summary

The strong sales trend we experienced in the fourth quarter of last year continued throughout the first quarter of this year.  Our overall positive sales performance was driven by double-digit increases in footwear and apparel.  Net sales for the 13-week period ended May 1, 2010, increased 17.0% to $184.5 million compared with $157.7 million for the 13-week period ended May 2, 2009.  Comparable store sales increased 14.5%. Operating income was 15.0% of net sales for the first quarter of Fiscal 2011 compared with 11.1% of net sales for the first quarter of Fiscal 2010. Net income for the first quarter of Fiscal 2011 increased 58.9% to $17.3 million compared with $10.9 million for the first quarter of Fiscal 2010.  Earnings per diluted share increased 56.8% to $0.59 compared with $0.38 for the first quarter of Fiscal 2010.

In the first quarter, Hibbett opened 2 new stores and closed 2 stores, leaving the store base at 767 in 24 states as of May 1, 2010.  Hibbett ended the first quarter with $71.4 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under its $80.0 million unsecured credit facilities.

Significant Accounting Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our significant accounting policies and estimates are described more fully in the Annual Report on Form 10-K for the fiscal year ended January 30, 2010, and filed on March 26, 2010.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 of this Form 10-Q for the period ended May 1, 2010, for information regarding recent accounting pronouncements.

Results of Operations

Thirteen-week Period Ended May 1, 2010 Compared to Thirteen-week Period Ended May 2, 2009

Net sales.  Net sales increased $26.8 million, or 17.0%, to $184.5 million for the thirteen weeks ended May 1, 2010 from $157.7 million for the comparable period in the prior year.  Furthermore:

•
We opened two Hibbett Sports stores, closed two stores and relocated or expanded three stores in the thirteen-week period ended May 1, 2010.  New stores and stores not in the comparable store net sales calculation increased net sales by $4.8 million during the thirteen-week period.

•	We experienced a 14.5% increase in comparable store net sales, which amounted to $22.0 million, for the thirteen-week period ended May 1, 2010.

During the thirteen-week period ended May 1, 2010, 716 stores were included in comparable store net sales.  The increase in comparable store sales was broad-based with strong performances across footwear, equipment, apparel and accessories.  Strong product performances were led by trends in women’s footwear, particularly toners.  Strip center locations continue to outperform enclosed mall stores.  Strip center locations comprise approximately 75% of our total store base.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $66.1 million, or 35.8% of net sales, in the thirteen weeks ended May 1, 2010, compared with $52.7 million, or 33.4% of net sales, in the same period of the prior fiscal year.  The increase in gross profit percent was due primarily to better vendor discounts, less promotions, better product mix and improved shrinkage rates.  Distribution expense as a percentage of net sales decreased 31 basis points primarily due to decreases in salaries and benefits and data processing costs compared to a year ago.  Occupancy expense as a percentage of net sales decreased 95 basis points.  The largest decrease was rent expense as a percentage of net sales, although occupancy on a per store basis increased 2.4%.  This increase resulted primarily from rent due on expanded stores with fewer new stores, resulting in less construction allowance to offset rent expense.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $34.9 million, or 18.9% of net sales, for the thirteen weeks ended May 1, 2010, compared to $31.9 million, or 20.2% of net sales, for the comparable period a year ago.  We closely monitor and carefully manage these costs.  For the first quarter:

•
Salary and benefit expenses decreased 66 basis points as a percentage of net sales at the retail level, but increased in dollars, primarily from annual pay rate increases and incentive payments associated with higher sales.

•
Stock-based compensation as a percentage of net sales decreased by 26 basis points due to the award of solely performance-based grants to our Named Executive Officers.  The decrease was offset somewhat by the higher fair value of our annual employee and director equity awards.

•	New store costs accounted for a decrease of 17 basis points due to fewer store openings over the same period in the prior year.
•	Medical insurance increased resulting from an increase in actual claims. Freight and shipping costs were also higher, primarily due to an increase in fuel prices of approximately 40.0%.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.9% in the thirteen weeks ended May 1, 2010, compared to 2.1% for the comparable period a year ago.  We attribute the decrease in depreciation expense as a percentage of net sales to changes in estimates of useful lives of leasehold improvements in some underperforming stores, offset by a decrease in the investment in leasehold improvements in recent years as more of the build-out work is being done by landlords.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 5.6% in the thirteen-week period ended May 1, 2010, compared to 4.2% for the thirteen-week period ended May 2, 2009.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income were 37.3% and 37.8% for the thirteen-week period ended May 1, 2010 and May 2, 2009, respectively.  The decrease in rate was primarily due to the tax benefit from exercises of incentive stock options and the decrease in stock-based compensation related to incentive stock options.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Net cash provided by operating activities:	$20,292	$15,482
Net cash used in investing activities:	(1,462)	(2,435)
Net cash provided by financing activities:	2,833	909
Net increase in cash and cash equivalents	$21,663	$13,956

Operating Activities.

Cash flow from operations is seasonal in our business.  Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, such as holiday and back-to-school.  Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.  In recent periods, we have experienced a trend of increasing free rent provisions in lieu of cash construction allowances in our leases.  We believe this is primarily the result of the tightening of commercial credit on our landlords.  Because of this, the non-cash portion of landlord allowances has also increased.

Net cash provided by operating activities was $20.3 million for the thirteen-week period ended May 1, 2010 compared with net cash provided by operating activities of $15.5 million for the thirteen-week period ended May 2, 2009.  The largest use of cash during the period was a decrease in accounts payable.  The largest sources of cash during the period were increased inventories and accrued income taxes.  At May 1, 2010, the inventory level on a per store basis increased 4.6% compared to May 2, 2009.  Non-cash charges included depreciation and amortization expense and stock-based compensation expense.

Investing Activities.

Net cash used in investing activities in the thirteen-week period ended May 1, 2010 totaled $1.5 million compared with net cash used in investing activities of $2.4 million in the thirteen-week period ended May 2, 2009.  Capital expenditures used $1.3 million and $2.6 million of cash in the thirteen-week periods ended May 1, 2010 and May 2, 2009, respectively.  We use cash in investing activities to open new stores and remodel or relocate existing stores.  The reduction of capital expenditures over last year is due to a slowing of new store openings and a lower initial investment in leasehold improvements per new store.  Furthermore, net cash used in investing activities includes purchases of information technology assets and capital expenditures for our distribution facility and corporate headquarters.

We opened two new stores and relocated or remodeled three existing stores during the thirteen-week period ended May 1, 2010 as compared to opening 14 new stores and relocating or remodeling four existing stores during the thirteen-week period ended May 2, 2009.

We estimate the cash outlay for capital expenditures in the fiscal year ending January 29, 2011 will be approximately $10.3 million, which relates to the opening of approximately 30 new stores, remodeling of selected existing stores, information system upgrades and various improvements at our headquarters and distribution center.  Of the total budgeted dollars for capital expenditures for Fiscal 2011, we anticipate that approximately 63% will be related to the opening of new stores and remodeling and/or relocating existing stores.  Approximately 22% will be related to information systems with the remaining 15% related primarily to office expansion, distribution center improvement and security equipment for our stores.

Financing Activities.

Net cash provided by financing activities was $2.8 million in the thirteen-week period ended May 1, 2010 compared to net cash provided by financing activities of $0.9 million in the prior year period.  The cash fluctuation as compared to the same period last fiscal year was primarily due to proceeds from options exercised.  Financing activities also consisted of proceeds from transactions in our common stock and the excess tax benefit from the exercise of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At May 1, 2010, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively, and which renew in August 2010 and November 2010, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of May 1, 2010, we did not have any debt outstanding under either of these facilities.

Based on our current operating and store opening plans and plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of May 1, 2010.  All purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our credit facilities, which bear interest at a rate that varies with LIBOR, prime or federal funds rates.  We have cash and cash equivalents at financial institutions that are in excess of federally insured limits per institution.  With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

At May 1, 2010, the only indebtedness we had outstanding related to a capital lease obligation in the amount of $0.2 million.  At May 1, 2010, we had no borrowings outstanding under our credit facilities.  There were three days during the thirteen-week period ended May 1, 2010, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $2.1 million and a weighted-average interest rate of 2.23%.

At January 30, 2010, the only indebtedness we had outstanding related to a capital lease obligation in the amount of $0.3 million.  At January 30, 2010, we had no borrowings outstanding under any credit facility.  There were 110 days during the 52 weeks ended January 30, 2010, where we incurred borrowings against our credit facilities for an average borrowing of $7.3 million.  During Fiscal 2010, the maximum amount outstanding against these agreements was $13.9 million and the weighted average interest rate was 1.82%.

A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.  Our capital lease obligation would not be affected by any change in interest rates.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of May 1, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended May 1, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At May 1, 2010 and January 30, 2010, we estimated that the liability related to these matters was approximately $0.4 million and $0.3 million, respectively and accordingly, accrued $0.4 million and $0.3 million, respectively, as a current liability on our unaudited condensed consolidated balance sheets.

The estimates of our liability for pending and unasserted potential claims do not include litigation costs.  It is our policy to accrue legal fees as incurred.

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

ITEM 1A.	Risk Factors.

There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended January 30, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Removed and Reserved.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.)
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

	*	Filed Within

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT SPORTS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Senior Vice President & Chief Financial Officer
Date: June 2, 2010		(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.)
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2009.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

	*	Filed Within