Form 10-Q
period 2010-07-31
HIBBETT SPORTS INC
filed 2010-09-08
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of September 1, 2010, were 28,466,539 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	July 31, 2010	January 30, 2010
Current Assets:
Cash and cash equivalents	$65,956	$49,691
Inventories, net	177,758	169,394
Other current assets	23,153	12,435
Total current assets	266,867	231,520

Property and equipment	138,009	136,256
Less accumulated depreciation and amortization	99,977	95,172
Property and equipment, net	38,032	41,084

Other assets, net	5,188	4,100
Total Assets	$310,087	$276,704

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$77,304	$64,949
Short-term debt and capital lease obligations	3,308	117
Accrued payroll expenses	6,802	8,012
Deferred rent	4,354	4,915
Income taxes payable	-	2,459
Other accrued expenses	4,524	3,485
Total current liabilities	96,292	83,937

Deferred rent	13,005	14,224
Other liabilities, net	3,825	3,464
Total liabilities	113,122	101,625

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
36,635,362 and 36,436,503 shares issued at July 31, 2010
and January 30, 2010, respectively	366	364
Paid-in capital	103,575	98,107
Retained earnings	264,906	243,552
Treasury stock, at cost; 7,963,225 and 7,761,813 shares
repurchased at July 31, 2010 and January 30, 2010, respectively	(171,882)	(166,944)
Total stockholders' investment	196,965	175,079
Total Liabilities and Stockholders' Investment	$310,087	$276,704

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Net sales	$139,819	$123,118	$324,325	$280,818
Cost of goods sold, including distribution
center and store occupancy costs	95,044	86,330	213,441	191,335
Gross profit	44,775	36,788	110,884	89,483

Store operating, selling and administrative
expenses	34,917	31,313	69,858	63,185
Depreciation and amortization	3,377	3,537	6,869	6,802
Operating income	6,481	1,938	34,157	19,496

Interest expense, net	44	32	51	34
Income before provision for income taxes	6,437	1,906	34,106	19,462

Provision for income taxes	2,424	797	12,752	7,441
Net income	$4,013	$1,109	$21,354	$12,021

Basic earnings per share	$0.14	$0.04	$0.74	$0.42
Diluted earnings per share	$0.14	$0.04	$0.73	$0.41

Weighted average shares outstanding:
Basic	28,786	28,633	28,768	28,600
Diluted	29,389	29,063	29,377	29,017

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
Cash Flows From Operating Activities:
Net income	$21,354	$12,021
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	6,869	6,802
Stock-based compensation	2,441	2,493
Other non-cash adjustments to net income	(2,233)	(1,014)
Changes in operating assets and liabilities	(9,598)	(21,859)
Net cash provided by (used in) operating activities	18,833	(1,557)

Cash Flows From Investing Activities:
Capital expenditures	(3,559)	(4,664)
Other, net	(155)	132
Net cash used in investing activities	(3,714)	(4,532)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(4,919)	-
Net proceeds (payments) on revolving credit facility
and capital lease obligations	2,998	(29)
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	2,210	717
Other, net	857	319
Net cash provided by financing activities	1,146	1,007

Net Increase (Decrease) in Cash and Cash Equivalents	16,265	(5,082)
Cash and Cash Equivalents, Beginning of Period	49,691	20,650
Cash and Cash Equivalents, End of Period	$65,956	$15,568

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.           Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 30, 2010.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of July 31, 2010 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

2.           Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) and other authoritative sources of U.S. GAAP for applicability to our operations.  As of July 31, 2010, there were no new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K filed on March 26, 2010.

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of July 31, 2010 (in thousands):

	July 31, 2010			January 30, 2010
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$-	$-	$-	$-	$-	$-
Long-term investments	597	-	-	372	-	-
Total investments	$597	$-	$-	$372	$-	$-

Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.           Inventory Purchase Concentration

Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented approximately 52.1% and 52.5% of our purchases for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively.  Our second largest vendor represented approximately 8.5% and 6.2% of our purchases while our third largest vendor represented approximately 8.2% and 9.8% of our purchases for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively.

For the twenty-six weeks ended July 31, 2010 and August 1, 2009, Nike, our largest vendor, represented 50.7% and 52.1% of our purchases, respectively.  Our second largest vendor represented approximately 7.5% and 5.2% of our purchases while our third largest vendor represented approximately 7.4% and 8.3% of our purchases for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively.

5.           Debt

At July 31, 2010, we had two unsecured credit facilities, which are renewable in August and November 2010.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  There were five days and eight days during the thirteen and twenty-six weeks ended July 31, 2010, respectively, where we incurred borrowings against our credit facilities for an average borrowing of $7.7 million and $5.6 million, respectively and a maximum borrowing of $10.8 million for both periods at an average interest rate of 2.30% and 2.28%, respectively.  At July 31, 2010, a total of $76.9 million was available to us under these facilities.

Subsequent to July 31, 2010, we renewed our existing facility of $30.0 million at a rate equal to the higher of the bank’s prime rate, the federal funds rate plus 0.5% or LIBOR.  The renewal was effective August 26, 2010 and will expire on August 25, 2011.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

6.           Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Stock-based compensation expense by type:
Stock options	$119	$291	$620	$1,354
Restricted stock awards	816	488	1,782	1,078
Employee stock purchase	16	22	39	61
Total stock-based compensation expense	951	801	2,441	2,493
Income tax benefit recognized	329	227	827	765
Stock-based compensation expense, net of income tax	$622	$574	$1,614	$1,728

In the thirteen week period ended July 31, 2010, we granted 1,897 stock options.  Our employees purchased 2,856 shares of our common stock through our employee stock purchase plan.  There were no awards of restricted stock units in the thirteen weeks ended July 31, 2010.

The weighted-average grant date fair value of stock options granted during the thirteen week period ended July 31, 2010 was $9.76 per share.  The grant date fair value of shares of stock purchased through our employee stock purchase plan was $5.51 and the price paid by our employees for shares of our common stock was $20.37 during the thirteen week period ended July 31, 2010.

In the twenty-six week period ended July 31, 2010, we granted 33,674 stock options and 193,421 restricted stock units, of which 73,500 were performance-based awards to our Named Executive Officers.  Our employees purchased 7,970 shares of our common stock through our employee stock purchase plan.

The weighted-average grant date fair value of stock options granted during the twenty-six week period ended July 31, 2010 was $10.14 per share.  The grant date fair value for restricted stock units granted during the twenty-six week period ended July 31, 2010 was $25.86.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $5.06 and the average price paid by our employees for shares of our common stock was $19.29 during the twenty-six week period ended July 31, 2010.

At July 31, 2010, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $9.2 million and the weighted-average period over which such awards are expected to be recognized was 2.89 years.  There are no future compensation costs related to nonvested stock options to be recognized at July 31, 2010.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Weighted-average shares used in basic computations	28,786	28,633	28,768	28,600
Dilutive equity awards	603	430	609	417
Weighted-average shares used in diluted computations	29,389	29,063	29,377	29,017

For the thirteen and twenty-six week periods ended July 31, 2010 and August 1, 2009, options for 117,855 and 325,754, respectively, of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

We also excluded 133,720 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding, because they are subject to certain performance-based annual vesting conditions which had not been achieved by the end of the twenty-six week period ended July 31, 2010.  Assuming the performance-criteria had been achieved as of July 31, 2010, the incremental dilutive impact would have been 26,676 shares.

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

We repurchased 200,000 shares of our common stock during the thirteen weeks ended July 31, 2010 at a cost of $4.9 million.  For the twenty-six weeks ended July 31, 2010, we repurchased 201,412 shares of our common stock at a cost of $4.9 million.  As of July 31, 2010, we have approximately $245.1 million remaining available under the Program for stock repurchase.

Under the old authorization, we repurchased 7,761,813 shares of our common stock at an approximate cost of $166.9 million.  Under both authorizations, we have repurchased a total of 7,963,225 shares of our common stock at an approximate cost of $171.9 million.

9.           Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property and technology hardware.  At July 31, 2010, the total capital lease obligation was $0.6 million, of which $0.2 million was classified as a short-term liability and included in short-term debt and capital lease obligations and $0.4 million was classified as a long-term liability and included in other liabilities on our unaudited condensed consolidated balance sheet.  At January 30, 2010, the total capital lease obligation was $0.3 million, of which $0.1 million was classified as short-term and included in other accrued expenses and $0.2 million was classified as long-term and included in other liabilities on our unaudited condensed consolidated balance sheet.

During the twenty-six week period ended July 31, 2010, we increased our lease commitments by a net of seven retail stores, each having initial lease termination dates between October 2013 and July 2020.  At July 31, 2010, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital and operating leases, were as follows (in thousands):

	Capital	Operating	Total
Remaining Fiscal 2011	$77	$22,312	$22,389
Fiscal 2012	182	38,538	38,720
Fiscal 2013	33	31,434	31,467
Fiscal 2014	35	23,547	23,582
Fiscal 2015	37	16,892	16,929
Fiscal 2016	39	10,070	10,109
Thereafter	211	12,096	12,307
TOTAL	$614	$154,889	$155,503

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $3.9 million.  The related operating lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At July 31, 2010 and January 30, 2010, there was $1.8 million and $3.3 million, respectively, of annual bonus related expenses included in accrued payroll expenses.

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

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At July 31, 2010 and January 30, 2010, we estimated that the liability related to these matters was approximately $0.4 million and $0.3 million, respectively, and accordingly, accrued $0.4 million and $0.3 million, respectively, as a current liability on our unaudited condensed consolidated balance sheets.

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

IMPORTANT NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan” or “estimate.”  For example, our forward-looking statements include statements regarding:

•	our anticipated annual effective tax rate based on expected taxable income and the expected tax deductions from future employee stock option exercises;
•	our belief that we are the primary sporting goods retailer in our markets and our expectations concerning store locations, types and size;
•	the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facilities;
•	our estimates and assumptions as they relate to the preparation of our condensed unaudited financial statements and our estimates of economic and useful lives of depreciable assets and leases;
•	our expectations concerning timing of expensing of nonvested stock awards;
•	the possible effect of the current economic state on our costs and profitability; and
•
the possible effects of continued volatility and further deterioration of the capital markets, the commercial and consumer credit environment and the continuation of lowered levels of consumer spending resulting from the global economic downturn and sustained lowered levels of consumer confidence and higher levels of unemployment.

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

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small and mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and the lower Midwest.  Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service.  As of July 31, 2010, we operated a total of 774 retail stores composed of 755 Hibbett Sports stores, 16 Sports Additions athletic shoe stores and 3 Sports & Co. superstores in 25 states, opening our first stores in Colorado in the second quarter of Fiscal 2011.  We also relocated and converted one of our Sports & Co. superstores to a Hibbett Sports store in the second quarter of Fiscal 2011.

Our primary retail format and growth vehicle is Hibbett Sports, a 5,000-square-foot store located primarily in strip centers which are usually influenced by a Wal-Mart store.  Over the last several years, we have concentrated and expect to continue our store base growth in strip centers versus enclosed malls.  We believe Hibbett Sports stores are typically the primary sporting goods retailers in our markets due to the extensive selection of quality branded merchandise and a high level of customer service.  We do not expect that the average size of our stores will vary significantly in the future.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal years ended January 29, 2011 and January 30, 2010 will include 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

We maintain a merchandise management system that allows us to identify and monitor trends.  However, this system does not produce U.S. generally accepted accounting principles (U.S. GAAP) financial information by product category.  Therefore, it is impracticable to provide U.S. GAAP net sales by product category.

Comparable store net sales data for the period reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  Our Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 nor do we have plans to open additional superstores in the future.

Executive Summary

The strong sales trend we experienced in the first quarter continued throughout the second quarter of this year.  Our overall positive sales performance was driven by double-digit increases in accessories, activewear and licensed apparel.  Net sales for the thirteen week period ended July 31, 2010, increased 13.6% to $139.8 million compared with $123.1 million for the thirteen week period ended August 1, 2009.  Comparable store sales increased 11.9%.  Operating income was 4.6% of net sales for the second quarter of Fiscal 2011 compared with 1.6% of net sales for the second quarter of Fiscal 2010.  Net income for the second quarter of Fiscal 2011 increased 261.9% to $4.0 million compared with $1.1 million for the second quarter of Fiscal 2010.  Earnings per diluted share increased 257.9% to $0.14 compared with $0.04 for the second quarter of Fiscal 2010.

Net sales for the twenty-six week period ended July 31, 2010, increased 15.5% to $324.3 million compared with $280.8 million for the twenty-six week period ended August 1, 2009.  Comparable store sales increased 13.4%.  Operating income was 10.5% of net sales for the twenty-six week period ended July 31, 2010 compared to 6.9% of net sales for the twenty-six week period ended August 1, 2009.  Net income increased to $21.4 million compared with $12.0 million for the prior comparable period.  Diluted earnings per share increased to $0.73 compared with $0.41 for the twenty-six week period ended August 1, 2009.

During the second quarter, we opened 10 new stores and closed 3 stores, bringing the store base to 774 in 25 states as of July 31, 2010.  We ended the second quarter with $66.0 million of available cash and cash equivalents and $3.1 million in debt on the unaudited condensed consolidated balance sheet and repurchased 200,000 shares of our common stock for a total expenditure of $4.9 million.

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

Recent Accounting Pronouncements

See Note 2 of this Form 10-Q for the period ended July 31, 2010, for information regarding recent accounting pronouncements.

Results of Operations

Thirteen Week Period Ended July 31, 2010 Compared to Thirteen Week Period Ended August 1, 2009

Net sales.  Net sales increased $16.7 million, or 13.6%, to $139.8 million for the thirteen weeks ended July 31, 2010 from $123.1 million for the comparable period in the prior year.  Furthermore:

•
We opened ten Hibbett Sports stores, closed three stores and relocated or expanded four stores in the thirteen week period ended July 31, 2010.  New stores and stores not in the comparable store net sales calculation increased net sales by $2.7 million during the thirteen week period.

•
We experienced an 11.9% increase in comparable store net sales, which amounted to $14.0 million, for the thirteen week period ended July 31, 2010.  We believe the strong comparable store net sales performance was somewhat tempered by the absence of a sales tax holiday in the state of Georgia this year as compared to last year.

During the thirteen week period ended July 31, 2010, 729 stores were included in comparable store net sales.  The increase in comparable store sales was broad-based with strong performances across accessories, apparel and footwear.  Strong product performances were led by activewear, particularly in branded product.  The licensed business was led by college and NBA products and all categories of footwear were positive.  Strip center locations continue to outperform enclosed mall stores.  Strip center locations comprise approximately 75% of our total store base.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $44.8 million, or 32.0% of net sales, in the thirteen weeks ended July 31, 2010, compared with $36.8 million, or 29.9% of net sales, in the same period of the prior fiscal year.  The increase in gross profit percent was due primarily to a higher percentage of merchandise sold at regular price.  Distribution expense as a percentage of net sales decreased 33 basis points primarily due to decreases in salaries and benefits compared to a year ago.  Occupancy expense as a percentage of net sales decreased 122 basis points, with the largest decrease in rent expense as a percentage of net sales.  This decrease is a mix of rent reductions resulting from landlord co-tenancy violations and renegotiations.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $34.9 million, or 25.0% of net sales, for the thirteen weeks ended July 31, 2010, compared to $31.3 million, or 25.4% of net sales, for the comparable period a year ago.  We closely monitor and carefully manage these costs.  For the second quarter:

•
Salary and benefit expenses decreased 36 basis points as a percentage of net sales at the retail level, but increased 22 basis points at the administrative level, primarily from an increase in the annual bonus accrual.

•	As a percentage of net sales, we have experienced a decrease in supply expenses, professional fees and legal fees as we continue efforts to effectively manage expenses.
•
Medical insurance continues to increase resulting from higher enrollment rather than an increase in average cost per claim.  Third party freight and shipping costs were also higher, primarily due to an increase in the number of stores.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.4% in the thirteen weeks ended July 31, 2010, compared to 2.9% for the comparable period a year ago.  We attribute the decrease in depreciation expense as a percentage of net sales to a decrease in the overall investment in leasehold improvements in recent years as more of the build-out work is being done by landlords.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 1.7% in the thirteen week period ended July 31, 2010, compared to 0.7% for the thirteen week period ended August 1, 2009.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.7% and 41.8% for the thirteen week period ended July 31, 2010 and August 1, 2009, respectively.  The decrease in rate was primarily due to the tax benefit from exercises of incentive stock options and the decrease in stock-based compensation related to incentive stock options.

Twenty-Six Week Period Ended July 31, 2010 Compared to Twenty-Six Week Period Ended August 1, 2009

Net sales.  Net sales increased $43.5 million, or 15.5%, to $324.3 million for the twenty-six weeks ended July 31, 2010 from $280.8 million for the comparable period in the prior year.  Furthermore:

•
We opened twelve Hibbett Sports stores, closed five stores and remodeled, relocated or expanded seven stores in the twenty-six week period ended July 31, 2010.  New stores and stores not in the comparable store net sales calculation increased net sales by $7.7 million during the twenty-six week period.

•	We experienced a 13.4% increase in comparable store net sales, which amounted to $35.8 million, for the twenty-six week period ended July 31, 2010.

During the twenty-six week period ended July 31, 2010, 714 stores were included in comparable store net sales.  The increase in comparable store sales was broad-based with strong performances across footwear, equipment, apparel and accessories.  Strong product performances were led by trends in accessories, activewear and all categories of footwear.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $110.9 million, or 34.2% of net sales, in the twenty-six weeks ended July 31, 2010, compared with $89.5 million, or 31.9% of net sales, in the same period of the prior fiscal year.  The increase in gross profit percent was due primarily to a higher percentage of merchandise sold at regular price.  Distribution expense as a percentage of net sales decreased 33 basis points primarily due to decreases in salaries and benefits and data processing costs compared to a year ago.  Occupancy expense as a percentage of net sales decreased 108 basis points.  The largest decrease was rent expense as a percentage of net sales as we continue to experience rent savings from co-tenancy violations by our landlords, offset somewhat by a decrease in construction allowances used to offset rent expense.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $69.9 million, or 21.5% of net sales, for the twenty-six weeks ended July 31, 2010, compared to $63.2 million, or 22.5% of net sales, for the comparable period a year ago.  For the first two quarters:

•
Salary and benefit expenses decreased 55 basis points as a percentage of net sales at the retail level, but increased in dollars, primarily from annual pay rate increases and incentive payments associated with higher sales.

•
Stock-based compensation as a percentage of net sales decreased by 14 basis points due to the award of solely performance-based grants to our Named Executive Officers.  The decrease was offset somewhat by the higher fair value of our annual employee and director equity awards.

•	Professional fees and legal fees were lower as we continue to closely monitor and carefully manage these costs.
•
Medical insurance increased resulting from increased enrollment coupled with a slight increase in actual claims.  Third party freight and shipping costs were also higher, primarily due to an increase in the number of stores.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.1% in the twenty-six weeks ended July 31, 2010, compared to 2.4% for the comparable period a year ago.  We attribute the decrease in depreciation expense as a percentage of net sales to a decrease in the investment in leasehold improvements in recent years as more of the build-out work is being done by landlords offset somewhat by changes in estimates of useful lives of leasehold improvements in some underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 3.9% in the twenty-six week period ended July 31, 2010, compared to 2.7% for the twenty-six week period ended August 1, 2009.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.4% and 38.2% for the twenty-six week period ended July 31, 2010 and August 1, 2009, respectively.  The decrease in rate was primarily due to the tax benefit from exercises of incentive stock options and the decrease in stock-based compensation related to incentive stock options.

Liquidity and Capital Resources

Our capital requirements relate primarily to new store openings and existing store expansions or remodels, stock repurchases and working capital requirements.  Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year.  Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under our revolving credit facilities.

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2010	2009
Net cash provided by (used in) operating activities:	$18,833	$(1,557)
Net cash used in investing activities:	(3,714)	(4,532)
Net cash provided by financing activities:	1,146	1,007
Net increase (decrease) in cash and cash equivalents	$16,265	$(5,082)

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

Net cash provided by operating activities was $18.8 million for the twenty-six week period ended July 31, 2010 compared with net cash used in operating activities of $1.6 million for the twenty-six week period ended August 1, 2009.  The largest source of cash during the period was an increase in accounts payable.  The largest uses of cash during the period were increased inventories and prepaid expenses and other current assets.  At July 31, 2010, the inventory level on a per store basis decreased slightly while total inventory increased 1.8% compared to August 1, 2009.  Non-cash charges included depreciation and amortization expense and stock-based compensation expense.

Investing Activities.

Net cash used in investing activities in the twenty-six week period ended July 31, 2010 totaled $3.7 million compared with net cash used in investing activities of $4.5 million in the twenty-six week period ended August 1, 2009.  Capital expenditures used $3.6 million and $4.7 million of cash in the twenty-six week periods ended July 31, 2010 and August 1, 2009, respectively.  We use cash in investing activities to open new stores and remodel or relocate existing stores.  The reduction of capital expenditures over last year is due to a slowing of new store openings and a lower initial investment in leasehold improvements per new store.  Furthermore, net cash used in investing activities includes purchases of information technology assets and capital expenditures for our distribution facility and corporate headquarters.

We opened twelve new stores and relocated, expanded or remodeled seven existing stores during the twenty-six week period ended July 31, 2010 as compared to opening twenty-three new stores and relocating or remodeling eight existing stores during the twenty-six week period ended August 1, 2009.

We estimate the cash outlay for capital expenditures in the fiscal year ending January 29, 2011 will be approximately $10.3 million, which relates to the opening of approximately thirty new stores, remodeling of selected existing stores, information system upgrades and various improvements at our headquarters and distribution center.  Of the total budgeted dollars for capital expenditures for Fiscal 2011, we anticipate that approximately 63% will be related to the opening of new stores and remodeling and/or relocating existing stores.  Approximately 22% will be related to information systems with the remaining 15% related primarily to office expansion, distribution center improvement and security equipment for our stores.

Financing Activities.

Net cash provided by financing activities was $1.1 million in the twenty-six week period ended July 31, 2010 compared to net cash provided by financing activities of $1.0 million in the prior year period.  Although there was only a slight variance in total cash provided by financing activities during each period, this year was marked by the resumption of our stock repurchase program, revolving loan activity and increased stock option exercises by our employees when compared to the same period last year.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At July 31, 2010, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively, and which renew in August 2010 and November 2010, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of July 31, 2010, we had $3.1 million outstanding under these facilities.

Based on our current operating and store opening plans and plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of July 31, 2010.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

At July 31, 2010, we had outstanding debt of $3.1 million on our credit facilities and $0.6 million related to capital lease obligations for one retail store and certain computer equipment.  There were five days and eight days during the thirteen and twenty-six week period ended July 31, 2010, where we incurred borrowings against our credit facilities for average borrowings of $7.7 million and $5.6 million, respectively, and maximum borrowings of $10.8 million during each period.  The weighted-average interest rates were 2.30% and 2.28% for the thirteen week and twenty-six week period ended July 31, 2010, respectively.

At January 30, 2010, the only indebtedness we had outstanding related to a capital lease obligation in the amount of $0.3 million.  At January 30, 2010, we had no borrowings outstanding under any credit facility.  There were 110 days during the 52 weeks ended January 30, 2010, where we incurred borrowings against our credit facilities for an average borrowing of $7.3 million.  During Fiscal 2010, the maximum amount outstanding against these agreements was $13.9 million and the weighted-average interest rate was 1.82%.

A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.  Our capital lease obligations would not be affected by any change in interest rates.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 31, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended July 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At July 31, 2010 and January 30, 2010, we estimated that the liability related to these matters was approximately $0.4 million and $0.3 million, respectively and accordingly, accrued $0.4 million and $0.3 million, respectively, as a current liability on our unaudited condensed consolidated balance sheets.

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

We operate in an environment that involves a number of risks and uncertainties which are described in our Form 10-K for the year ended January 30, 2010.  If any of the risks described in our Fiscal 2010 Form 10-K were to actually occur, our business, operating results and financial results could be adversely affected.  There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended January 30, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table presents our stock repurchase activity for the thirteen weeks ended July 31, 2010:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
May 2, 2010 to May 29, 2010	-	$-	-	$249,962
May 30, 2010 to July 3, 2010	145,500	$24.53	145,500	$246,393
July 4, 2010 to July 31, 2010	54,500	$24.41	54,500	$245,062
Total	200,000	$24.50	200,000	$245,062

See Note 8, "Stock Repurchase Program", in Notes to Unaudited Condensed Consolidated Financial Statements on page 6.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Removed and Reserved.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.)
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2010.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts

10.1		Master Note – Regions Bank Line of Credit; attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2010.

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Interactive Data Files

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within
**
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT SPORTS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Senior Vice President & Chief Financial Officer
Date: September 8, 2010		(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.)
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2010.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts

10.1		Master Note – Regions Bank Line of Credit; attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 20, 2010.

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Interactive Data Files

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within
**
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing.