Form 10-Q
period 2010-10-30
HIBBETT SPORTS INC
filed 2010-12-06
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of December 1, 2010, were 27,950,256 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	October 30, 2010	January 30, 2010
Current Assets:
Cash and cash equivalents	$52,492	$49,691
Inventories, net	178,076	169,394
Other current assets	15,895	12,435
Total current assets	246,463	231,520

Property and equipment	140,986	136,256
Less accumulated depreciation and amortization	102,530	95,172
Property and equipment, net	38,456	41,084

Other assets, net	5,385	4,100
Total Assets	$290,304	$276,704

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$71,522	$64,949
Accrued payroll expenses	6,149	8,012
Deferred rent	4,096	4,915
Income taxes payable	-	2,459
Short-term debt and capital lease obligations	217	117
Other accrued expenses	4,281	3,485
Total current liabilities	86,265	83,937

Deferred rent	12,966	14,224
Other liabilities, net	4,136	3,464
Total liabilities	103,367	101,625

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
36,689,264 and 36,436,503 shares issued at October 30, 2010
and January 30, 2010, respectively	367	364
Paid-in capital	106,083	98,107
Retained earnings	277,494	243,552
Treasury stock, at cost; 8,997,638 and 7,761,813 shares
repurchased at October 30, 2010 and January 30, 2010, respectively	(197,007)	(166,944)
Total stockholders' investment	186,937	175,079
Total Liabilities and Stockholders' Investment	$290,304	$276,704

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Net sales	$167,420	$145,855	$491,745	$426,673
Cost of goods sold, including distribution
center and store occupancy costs	108,361	96,218	321,803	287,553
Gross profit	59,059	49,637	169,942	139,120

Store operating, selling and administrative
expenses	35,603	32,168	105,459	95,353
Depreciation and amortization	3,369	3,525	10,238	10,327
Operating income	20,087	13,944	54,245	33,440

Interest expense, net	13	2	64	36
Income before provision for income taxes	20,074	13,942	54,181	33,404

Provision for income taxes	7,486	5,167	20,239	12,608
Net income	$12,588	$8,775	$33,942	$20,796

Earnings per share:
Basic	$0.45	$0.31	$1.19	$0.73
Diluted	$0.44	$0.30	$1.16	$0.72

Weighted average shares outstanding:
Basic	28,209	28,646	28,582	28,616
Diluted	28,802	29,100	29,185	29,045

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
Cash Flows From Operating Activities:
Net income	$33,942	$20,796
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	10,238	10,327
Stock-based compensation	3,696	3,323
Other non-cash adjustments to net income	(2,976)	(2,443)
Changes in operating assets and liabilities	(9,072)	(22,563)
Net cash provided by operating activities	35,828	9,440

Cash Flows From Investing Activities:
Capital expenditures	(6,457)	(6,974)
Other, net	(236)	120
Net cash used in investing activities	(6,693)	(6,854)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(29,919)	-
Net payments on revolving credit facility and
capital lease obligations	(67)	(52)
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	2,623	883
Other, net	1,029	752
Net cash (used in) provided by financing activities	(26,334)	1,583

Net Increase in Cash and Cash Equivalents	2,801	4,169
Cash and Cash Equivalents, Beginning of Period	49,691	20,650
Cash and Cash Equivalents, End of Period	$52,492	$24,819

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.           Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 30, 2010.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of October 30, 2010 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

2.           Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) and other authoritative sources of U.S. GAAP for applicability to our operations.  As of October 30, 2010, there were no new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K filed on March 26, 2010.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of October 30, 2010 and January 30, 2010 (in thousands):

	October 30, 2010			January 30, 2010
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$-	$-	$-	$-	$-	$-
Long-term investments	698	-	-	372	-	-
Total investments	$698	$-	$-	$372	$-	$-

Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.           Inventory Purchase Concentration

Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented approximately 42.2% and 44.5% of our purchases for the thirteen weeks ended October 30, 2010 and October 31, 2009, respectively.  Our second largest vendor represented approximately 10.1% and 12.3% of our purchases while our third largest vendor represented approximately 9.6% and 8.5% of our purchases for the thirteen weeks ended October 30, 2010 and October 31, 2009, respectively.

For the thirty-nine weeks ended October 30, 2010 and October 31, 2009, Nike, our largest vendor, represented 48.0% and 49.8% of our purchases, respectively.  Our second largest vendor represented approximately 8.2% and 9.5% of our purchases while our third largest vendor represented approximately 8.2% and 6.4% of our purchases for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively.

5.           Debt

At October 30, 2010, we had two unsecured credit facilities, which are renewable in November 2010 and August 2011.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  The number of days debt was outstanding, the average and maximum borrowings and the average interest rates were as follows for the thirteen-week and thirty-nine-week periods ended October 30, 2010:

	Thirteen Weeks	Thirty-Nine Weeks
Days Debt Outstanding	2	10
Average Borrowing	$4.0 million	$5.3 million
Maximum Borrowing	$5.0 million	$10.8 million
Average Interest Rate	2.31%	2.28%

There was no debt outstanding under either of these facilities at October 30, 2010 and a total of $80.0 million was available to us.

Subsequent to October 30, 2010, we renewed our existing facility of $50.0 million at a rate of prime plus 2%.  The renewal was effective November 19, 2010 and will expire on November 18, 2011.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

6.           Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Stock-based compensation expense by type:
Stock options	$18	$223	$638	$1,577
Restricted stock awards	1,219	595	3,000	1,673
Employee stock purchase	18	12	58	73
Total stock-based compensation expense	1,255	830	3,696	3,323
Income tax benefit recognized	463	253	1,291	1,016
Stock-based compensation expense, net of income tax	$792	$577	$2,405	$2,307

In the thirteen week period ended October 30, 2010, we granted 1,822 stock options.  Our employees purchased 2,768 shares of our common stock through our employee stock purchase plan.  There were no awards of restricted stock units in the thirteen weeks ended October 30, 2010.

The weighted-average grant date fair value of stock options granted during the thirteen week period ended October 30, 2010 was $10.21 per share.  The grant date fair value of shares of stock purchased through our employee stock purchase plan was $5.34 and the price paid by our employees for shares of our common stock was $20.66 during the thirteen week period ended October 30, 2010.

In the thirty-nine week period ended October 30, 2010, we granted 35,496 stock options and 193,421 restricted stock units, of which 73,500 were performance-based awards to our Named Executive Officers.  Our employees purchased 10,738 shares of our common stock through our employee stock purchase plan.

The weighted-average grant date fair value of stock options granted during the thirty-nine week period ended October 30, 2010 was $10.15 per share.  The grant date fair value for restricted stock units granted during the thirty-nine week period ended October 30, 2010 was $25.86.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $5.13 and the average price paid by our employees for shares of our common stock was $19.65 during the thirty-nine week period ended October 30, 2010.

At October 30, 2010, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $9.0 million and the weighted-average period over which such awards are expected to be recognized was 2.74 years.  There are no future compensation costs related to nonvested stock options to be recognized at October 30, 2010.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Weighted-average shares used in basic computations	28,209	28,646	28,582	28,616
Dilutive equity awards	593	454	603	429
Weighted-average shares used in diluted computations	28,802	29,100	29,185	29,045

For the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009, options for 117,217 and 328,994, respectively, of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

We also excluded 133,720 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding, because they are subject to certain performance-based annual vesting conditions which had not been achieved by the end of the thirty-nine week period ended October 30, 2010.  Assuming the performance-criteria had been achieved as of October 30, 2010, the incremental dilutive impact would have been 31,742 shares.

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

We repurchased 1,034,413 shares of our common stock during the thirteen weeks ended October 30, 2010 at a cost of $25.1 million, including 4,718 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.1 million.  For the thirty-nine weeks ended October 30, 2010, we repurchased 1,235,825 shares of our common stock at a cost of $30.1 million, including 6,130 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.1 million.  As of October 30, 2010, we have approximately $219.9 million remaining available under the Program for stock repurchase.

Under the old authorization approved by the Board in August 2004, we repurchased 7,761,813 shares of our common stock at an approximate cost of $166.9 million.  Under both authorizations, we have acquired a total of 8,997,638 shares of our common stock at an approximate cost of $197.0 million.

9.           Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property and technology hardware.  At October 30, 2010, the total capital lease obligation was $1.5 million, of which $0.2 million was classified as a short-term liability and included in short-term debt and capital lease obligations and $1.3 million was classified as a long-term liability and included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At January 30, 2010, the total capital lease obligation was $0.3 million, of which $0.1 million was classified as short-term and included in other accrued expenses and $0.2 million was classified as long-term and included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen week period ended October 30, 2010, we increased our lease commitments by a net of fifteen retail stores, each having initial lease termination dates between October 2015 and September 2021.  At October 30, 2010, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital and operating leases, were as follows (in thousands):

	Capital	Operating	Total
Remaining Fiscal 2011	$46	$12,363	$12,409
Fiscal 2012	233	41,449	41,682
Fiscal 2013	89	34,591	34,680
Fiscal 2014	98	26,435	26,533
Fiscal 2015	108	19,189	19,297
Fiscal 2016	121	12,196	12,317
Thereafter	842	15,139	15,981
TOTAL	$1,537	$161,362	$162,899

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $3.7 million.  The related operating lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, primarily based on measures of Company operating performance.  At October 30, 2010 and January 30, 2010, there was $2.8 million and $3.3 million, respectively, of annual bonus related expenses included in accrued payroll expenses.

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

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At October 30, 2010 and January 30, 2010, we estimated that the liabilities related to these matters were approximately $0.4 million and $0.3 million, respectively, and accordingly, accrued $0.4 million and $0.3 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

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

At October 30, 2010, we do not anticipate any tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2008 or by most state taxing jurisdictions for years prior to Fiscal 2007.

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

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small and mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and the lower Midwest.  Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service.  As of October 30, 2010, we operated a total of 789 retail stores composed of 770 Hibbett Sports stores, 16 Sports Additions athletic shoe stores and 3 Sports & Co. superstores in 26 states.  We opened our first store in South Dakota in the third quarter of Fiscal 2011.

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

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal years ended January 29, 2011 and January 30, 2010 will each include 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

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

Executive Summary

The strong sales trend we experienced in the first two quarters continued throughout the third quarter of this year.  Our overall positive sales performance was driven by double-digit increases in accessories, licensed apparel, activewear and footwear.  Net sales for the thirteen week period ended October 30, 2010, increased 14.8% to $167.4 million compared with $145.9 million for the thirteen week period ended October 31, 2009.  Comparable store sales increased 12.5%.  Operating income was 12.0% of net sales for the third quarter of Fiscal 2011 compared with 9.6% of net sales for the third quarter of Fiscal 2010.  Net income for the third quarter of Fiscal 2011 increased 43.5% to $12.6 million compared with $8.8 million for the third quarter of Fiscal 2010.  Earnings per diluted share increased 45.0% to $0.44 compared with $0.30 for the third quarter of Fiscal 2010.

Net sales for the thirty-nine week period ended October 30, 2010, increased 15.3% to $491.7 million compared with $426.7 million for the thirty-nine week period ended October 31, 2009.  Comparable store sales increased 13.0%.  Operating income was 11.0% of net sales for the thirty-nine week period ended October 30, 2010 compared to 7.8% of net sales for the thirty-nine week period ended October 31, 2009.  Net income increased to $33.9 million compared with $20.8 million for the prior comparable period.  Diluted earnings per share increased to $1.16 compared with $0.72 for the thirty-nine week period ended October 31, 2009.

During the third quarter of Fiscal 2011, we opened 17 new stores and closed 2 stores, bringing the store base to 789 in 26 states as of October 30, 2010.  We ended the third quarter with $52.5 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 1,034,413 shares of our common stock for a total expenditure of $25.1 million under our stock repurchase authorization during the third quarter.

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

Recent Accounting Pronouncements

See Note 2 of this Form 10-Q for the period ended October 30, 2010, for information regarding recent accounting pronouncements.

Results of Operations

Thirteen Week Period Ended October 30, 2010 Compared to Thirteen Week Period Ended October 31, 2009

Net sales.  Net sales increased $21.6 million, or 14.8%, to $167.4 million for the thirteen weeks ended October 30, 2010 from $145.9 million for the comparable period in the prior year.  Furthermore:

•
We opened seventeen Hibbett Sports stores, closed two stores and relocated or expanded four stores in the thirteen week period ended October 30, 2010.  New stores and stores not in the comparable store net sales calculation increased net sales by $4.1 million during the thirteen week period.

•	We experienced a 12.5% increase in comparable store net sales, which amounted to $17.5 million, for the thirteen week period ended October 30, 2010.

During the thirteen week period ended October 30, 2010, 736 stores were included in comparable store net sales.  We believe we are experiencing higher traffic per door, evidenced by an increase in dollars per transaction and items sold per transaction.  We also believe we are improving the customer service experience by satisfying more customers with our in-stock position and product assortments specific to each store.  The increase in comparable store sales was broad-based with strong performances across accessories, apparel and footwear.  Strong product performances were led by accessories.  The licensed business was led by NBA and MLB products.  Strong footwear performance was driven by lightweight running, toning and basketball shoes.  Nike, Asics and Reebok brands all performed well in footwear.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $59.1 million, or 35.3% of net sales, in the thirteen weeks ended October 30, 2010, compared with $49.6 million, or 34.0% of net sales, in the same period of the prior fiscal year.  The increase in gross profit percent was due primarily to a higher percentage of merchandise sold at regular price, less promotions and improved inventory age and shrink rates.  Distribution expense as a percentage of net sales decreased 20 basis points primarily due to decreases in salaries and benefits compared to a year ago.  Occupancy expense as a percentage of net sales decreased 75 basis points, with the largest decrease in rent expense as a percentage of net sales.  This decrease resulted from lease renegotiations and landlord co-tenancy violations.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $35.6 million, or 21.3% of net sales, for the thirteen weeks ended October 30, 2010, compared to $32.2 million, or 22.1% of net sales, for the comparable period a year ago.  We closely monitor and carefully manage these costs.  For the third quarter:

•
Salary and benefit expenses decreased 96 basis points as a percentage of net sales at the retail level, but increased 23 basis points at the administrative level, primarily from an increase in the annual bonus accrual.  Stock-based compensation expense also increased 18 basis points due to an increase in the accrual for the expected achievement of performance-based awards.

•
As a percentage of net sales, we have experienced a decrease in supply expenses and professional fees as we continue efforts to effectively manage expenses.  We also experienced a decrease in insurance costs related to medical and business insurance resulting from a decrease in claims.

•
Third party freight and shipping costs were higher, primarily due to an increase in the total number of stores serviced.  Credit card fees increased resulting from higher interchange rates and costs related to PCI compliance.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.0% in the thirteen weeks ended October 30, 2010, compared to 2.4% for the comparable period a year ago.  We attribute the decrease in depreciation expense as a percentage of net sales to a decrease in the overall investment in leasehold improvements in recent years as more of the build-out work is being done by landlords.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 4.5% in the thirteen week period ended October 30, 2010, compared to 3.5% for the thirteen week period ended October 31, 2009.  This increase was primarily due to operating efficiencies achieved resulting in higher pretax income as a percentage of net sales.  The combined federal, state and local effective income tax rates as percentages of pre-tax income were 37.3% and 37.1% for the thirteen week period ended October 30, 2010 and October 31, 2009, respectively.

Thirty-Nine Week Period Ended October 30, 2010 Compared to Thirty-Nine Week Period Ended October 31, 2009

Net sales.  Net sales increased $65.1 million, or 15.3%, to $491.7 million for the thirty-nine weeks ended October 30, 2010 from $426.7 million for the comparable period in the prior year.  Furthermore:

•
We opened thirty Hibbett Sports stores, closed eight stores and remodeled, relocated or expanded ten stores in the thirty-nine week period ended October 30, 2010.  New stores and stores not in the comparable store net sales calculation increased net sales by $12.6 million during the thirty-nine week period.

•	We experienced a 13.0% increase in comparable store net sales, which amounted to $52.5 million, for the thirty-nine week period ended October 30, 2010.

During the thirty-nine week period ended October 30, 2010, 712 stores were included in comparable store net sales.  The increase in comparable store sales was broad-based with strong performances across footwear, equipment, apparel and accessories.  Strong product performances were led by trends in accessories, activewear, all categories of footwear and equipment.  Footwear’s strongest performers were in women’s, pre-school and girls product lines.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $169.9 million, or 34.6% of net sales, in the thirty-nine weeks ended October 30, 2010, compared with $139.1 million, or 32.6% of net sales, in the same period of the prior fiscal year.  The increase in gross profit percent was due primarily to a higher percentage of merchandise sold at regular price and fewer promotions.  Distribution expense as a percentage of net sales decreased 28 basis points primarily due to decreases in salaries and benefits and data processing costs compared to a year ago.  Occupancy expense as a percentage of net sales decreased 96 basis points.  The largest decrease was rent expense as a percentage of net sales as we continue to experience rent savings from co-tenancy violations by our landlords, offset somewhat by a decrease in construction allowances used to offset rent expense.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $105.5 million, or 21.5% of net sales, for the thirty-nine weeks ended October 30, 2010, compared to $95.4 million, or 22.4% of net sales, for the comparable period a year ago.  For the first three quarters:

•
Salary and benefit expenses decreased 70 basis points as a percentage of net sales at the retail level, but increased in dollars, primarily from annual pay rate increases and incentive payments associated with higher sales.  These expenses increased at the administrative level by 12 basis points as a percentage of net sales primarily due to increases in accruals for bonuses.

•	Professional fees, legal fees and supply expenses were lower as we continue to closely monitor and carefully manage these costs.
•
Medical insurance increased resulting from increased enrollment coupled with a slight increase in actual claims.  Third party freight and shipping costs were also higher, primarily due to an increase in the total number of stores serviced.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.1% in the thirty-nine weeks ended October 30, 2010, compared to 2.4% for the comparable period a year ago.  We attribute the decrease in depreciation expense as a percentage of net sales to a decrease in the investment in leasehold improvements in recent years as more of the build-out work is being done by landlords offset somewhat by changes in estimates of useful lives of leasehold improvements in some underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 4.1% in the thirty-nine week period ended October 30, 2010, compared to 3.0% for the thirty-nine week period ended October 31, 2009.  This increase was primarily due to operating efficiencies achieved resulting in higher pretax income as a percentage of net sales.  The combined federal, state and local effective income tax rates as percentages of pre-tax income were 37.4% and 37.7% for the thirty-nine week period ended October 30, 2010 and October 31, 2009, respectively.  The decrease in rate was primarily due to the tax benefit from exercises of incentive stock options and the decrease in stock-based compensation related to incentive stock options.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2010	2009
Net cash provided by operating activities:	$35,828	$9,440
Net cash used in investing activities:	(6,693)	(6,854)
Net cash (used in) provided by financing activities:	(26,334)	1,583
Net increase in cash and cash equivalents	$2,801	$4,169

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

Net cash provided by operating activities was $35.8 million for the thirty-nine week period ended October 30, 2010 compared with net cash provided by operating activities of $9.4 million for the thirty-nine week period ended October 31, 2009.  The largest source of cash during the period was an increase in accounts payable as we effectively managed cash and extended some terms through the use of a purchasing card.  The largest use of cash during the period was an increase in inventories.  At October 30, 2010, the inventory level on a per store basis increased slightly while total inventory increased 4.0% compared to October 31, 2009.  Non-cash charges included depreciation and amortization expense and stock-based compensation expense.

Investing Activities.

Net cash used in investing activities in the thirty-nine week period ended October 30, 2010 totaled $6.7 million compared with net cash used in investing activities of $6.9 million in the thirty-nine week period ended October 31, 2009.  Capital expenditures used $6.5 million and $7.0 million of cash in the thirty-nine week periods ended October 30, 2010 and October 31, 2009, respectively.  We use cash in investing activities to open new stores and remodel or relocate existing stores.  The reduction of capital expenditures over last year is due to a lower initial investment in leasehold improvements per new store.  Furthermore, net cash used in investing activities includes purchases of information technology assets and capital expenditures for our distribution facility and corporate headquarters.

We opened thirty new stores and relocated, expanded or remodeled ten existing stores during the thirty-nine week period ended October 30, 2010 as compared to opening thirty-one new stores and relocating or remodeling twelve existing stores during the thirty-nine week period ended October 31, 2009.

We estimate the cash outlay for capital expenditures in the fiscal year ending January 29, 2011 will be approximately $10.3 million, which relates to the opening of approximately forty new stores, remodeling of selected existing stores, information system upgrades and various improvements at our headquarters and distribution center.  Of the total budgeted dollars for capital expenditures for Fiscal 2011, we anticipate that over 60% will be related to the opening of new stores and remodeling and/or relocating existing stores with the remainder of the budgeted dollars related to information systems, distribution center improvement and security equipment for our stores.

Financing Activities.

Net cash used in financing activities was $26.3 million in the thirty-nine week period ended October 30, 2010 compared to net cash provided by financing activities of $1.6 million in the prior year period.  The cash fluctuation was primarily due to the repurchase of shares of our common stock and increased stock option exercises by our employees when compared to the same period last year.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At October 30, 2010, we had two unsecured revolving credit facilities that allow borrowings up to $50.0 million and $30.0 million, respectively, and which renew in November 2010 and August 2011, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  We had no debt outstanding under either of these facilities as of October 30, 2010.  Subsequent to October 30, 2010, we renewed our existing credit facility of $50.0 million.

Based on our current operating and store opening plans and plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of October 30, 2010.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

At October 30, 2010, we did not have any debt outstanding under either of our credit facilities and had $1.5 million related to capital lease obligations for four retail stores and certain computer equipment.  At January 30, 2010, the only indebtedness we had outstanding related to a capital lease obligation in the amount of $0.3 million.  At January 30, 2010, we had no borrowings outstanding under any credit facility.  The number of days debt was outstanding, the average and maximum borrowings and the average interest rates under our credit facilities were as follows for the periods presented:

	Thirteen Weeks	Thirty-Nine Weeks	Fifty-Two Weeks
	Ended	Ended	Ended
	October 30, 2010	October 30, 2010	January 30, 2010
Days Debt Outstanding	2	10	110
Average Borrowing	$4.0 million	$5.3 million	$7.3 million
Maximum Borrowing	$5.0 million	$10.8 million	$13.9 million
Average Interest Rate	2.31%	2.28%	1.82%

A 10% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.  Our capital lease obligations would not be affected by any change in interest rates.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 30, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended October 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At October 30, 2010 and January 30, 2010, we estimated that the liabilities related to these matters were approximately $0.4 million and $0.3 million, respectively, and accordingly, accrued $0.4 million and $0.3 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended October 30, 2010 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
August 1, 2010 to August 28, 2010 (2)	100,918	$23.29	100,918	$242,712
August 29, 2010 to October 2, 2010	707,100	$24.01	707,100	$225,734
October 3, 2010 to October 30, 2010	226,395	$25.60	226,395	$219,937
Total	1,034,413	$24.29	1,034,413	$219,937

(1)
In November 2009, the Board authorized a new Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through February 2, 2013.  The Program replaced an existing plan that was adopted in August 2004, which was to expire in January 2010 and which the maximum authorization was $250.0 million.  See Note 8, “Stock Repurchase Program”, on page 6.

(2)	Includes 4,718 shares acquired from holders of restricted stock unit awards to satisfy income tax withholding requirements.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Removed and Reserved.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.)
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2010.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts

10.1
Amendment No. 3 to Credit Agreement between the Company and Bank of America, N.A., dated as of November 19, 2010; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 19, 2010.

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

HIBBETT SPORTS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Senior Vice President & Chief Financial Officer
Date: December 6, 2010		(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.)
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2010.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts

10.1
Amendment No. 3 to Credit Agreement between the Company and Bank of America, N.A., dated as of November 19, 2010; incorporated by reference as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 19, 2010.

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