Form 10-K
period 2011-01-29
HIBBETT SPORTS INC
filed 2011-03-29
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                           January 29, 2011

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

205-942-4292
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value Per Share	NASDAQ Global Select Market
Title of Class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $754,585,663 on July 31, 2010, based on the closing sale price of $26.47 at July 30, 2010 for the common stock on such date on the NASDAQ Global Select Market.

The number of shares outstanding of the Registrant’s common stock, as of March 18, 2011 was 27,344,943.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended January 29, 2011 are incorporated by reference into Part II and portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 26, 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.   Registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 25, 2011.

HIBBETT SPORTS, INC.

INDEX

			Page
PART I
Item	1.	Business.	5
Item	1A.	Risk Factors.	9
Item	1B.	Unresolved Staff Comments.	15
Item	2.	Properties.	15
Item	3.	Legal Proceedings.	16
Item	4.	Removed and Reserved.	16
PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	17
Item	6.	Selected Consolidated Financial Data.	19
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	29
Item	8.	Consolidated Financial Statements and Supplementary Data.	30
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	50
Item	9A.	Controls and Procedures.	50
Item	9B.	Other Information.	50

Part III
Item	10.	Directors, Executive Officers and Corporate Governance.	51
Item	11.	Executive Compensation.	51
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	51
Item	13.	Certain Relationships and Related Transactions, and Director Independence.	51
Item	14.	Principal Accounting Fees and Services.	52

Part IV
Item	15.	Exhibits and Consolidated Financial Statement Schedules.	52
		Signatures.	55

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

•	our analyses of trends as related to earnings performance;
•	our target market presence and its expected impact on our sales growth;
•	our expectations concerning vendor level purchases and related discounts;
•	our estimates and assumptions related to income tax liabilities and uncertain tax positions;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods;
•	the possible effect of recent accounting pronouncements;
•	the loss of key vendor support; and
•	our ability to mitigate the risk of possible business interruptions.

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and prospects may have changed since that date.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” described beginning on page 9, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 20.

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

Introductory Note

Unless specifically indicated otherwise, any reference to “2012” or “Fiscal 2012” relates to our year ending January 28, 2012.  Any reference to “2011” or “Fiscal 2011” relates to our year ended January 29, 2011.  Any reference to “2010” or “Fiscal 2010” relates to our year ended January 30, 2010.  Any reference to “2009” or “Fiscal 2009” relates to our year ended January 31, 2009.  References to “we”, “our”, “us” and the “Company” used throughout this document refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.

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

Today, we operate sporting goods stores in small to mid-sized markets predominantly in the Southeast, Southwest, Mid-Atlantic and the Midwest.   As of January 29, 2011, we operated 779 Hibbett Sports stores as well as 16 smaller-format Sports Additions athletic shoe stores and 3 larger-format Sports & Co. superstores in 26 states.  Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located primarily in strip centers which are usually influenced by a Wal-Mart store.  Approximately 76% of our Hibbett Sports store base is located in strip centers, which includes free-standing stores, while approximately 24% of our Hibbett Sports store base is located in enclosed malls.  We expect to continue our store base growth in strip centers versus enclosed malls.

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

We make available free of charge on or through our website under the heading “Investor Information,” certain reports that we file with or furnish to the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934 (Exchange Act).  These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K.  We make this information available on our website as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, at no charge, by writing to: Investor Relations, Hibbett Sports, Inc., 451 Industrial Lane, Birmingham, Alabama 35211.

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

Our Business Strategy

We target markets with county populations that range from 25,000 to 75,000.  By targeting these smaller markets, we believe that we achieve important strategic advantages, including store growth opportunities, comparatively low operating costs and a more limited competitive environment than generally faced in larger markets.  In addition, we establish greater customer, vendor and landlord recognition as a leading sporting goods retailer in these local communities.

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

We strive to hire enthusiastic sales people with an interest in sports.  Our extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, DVDs, self-study courses, interactive group discussions and Hibbett University designed specifically for store management.

Our Store Concepts

Hibbett Sports

Our primary retail format is Hibbett Sports, a 5,000 square foot store located primarily in strip centers which are usually influenced by a Wal-Mart store.  In considering locations for our Hibbett Sports stores, we take into account the size, demographics, quality of real estate and competitive conditions of each market.  Of these stores, 589 Hibbett Sports stores are located in strip centers, which include free-standing stores, with the remaining 190 stores located in enclosed malls, the majority of which are the only enclosed malls in the county.

Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team sports.  This merchandise mix is complemented by a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.  We strive to respond quickly to major sporting events of local interest.  Such events in the last few years included Auburn University’s and The University of Alabama’s historic football seasons and ultimate victories in the Bowl Championship Series (BCS) National Championship games as well as the successful seasons of the Texas Rangers professional baseball team, the New Orleans Saints professional football team and the University of Kentucky college basketball program.

Sports Additions

Our 16 Sports Additions stores are small, enclosed mall-based stores, averaging 2,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel.  Sports Additions stores offer a broader assortment of athletic footwear, with a greater emphasis on fashion than the athletic footwear assortment offered by our Hibbett Sports stores.  All but two Sports Additions stores are currently located in enclosed malls in which Hibbett Sports stores are also present.

Sports & Co.

We operate three Sports & Co. superstores that were opened between March and November 1995.  Sports & Co. superstores average 25,000 square feet and offer a broader assortment of athletic footwear, apparel and equipment than our Hibbett Sports stores.  Athletic equipment and apparel represent a higher percentage of the overall merchandise mix at Sports & Co. superstores than they do at Hibbett Sports stores.  Sports & Co. superstores are designed to project the same in-store atmosphere as our Hibbett Sports stores but on a larger scale.  We have no plans to open any superstores in the future.

Team Sales

Hibbett Team Sales, Inc. (Team Sales), a wholly-owned subsidiary of the Company, is a leading supplier of customized athletic apparel, equipment and footwear primarily to school athletic programs in Alabama and parts of Georgia, Florida and Mississippi.  Team Sales sells its merchandise directly to educational institutions and youth associations.  The operations of Team Sales are independent of the operations of our retail stores.  Team Sales does not meet the quantitative or qualitative reporting requirements of the Accounting Standards Codification (ASC) Topic 280, Segment Reporting.

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

In Fiscal 2012, we expect our net store openings to accelerate somewhat over Fiscal 2011.  We have identified potential markets but have experienced difficulty in securing suitable real estate or leases within the targeted market over the last few years.  Although new construction store sites continue to be a challenge to find, we have been able to capitalize on prime locations left vacant by franchised and entertainment-related business closings.  While we expect new store growth at a faster pace than the last few years, we still anticipate that the current economic environment, particularly in the commercial real estate market, will continue to make it harder to open our stores at our historical rate of growth.  Because of the slowdown of new store openings, we have turned our focus somewhat on expanding high performing stores and have seen successful results from this strategy.

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

Our Distribution

We maintain a single distribution center in Birmingham, Alabama.  The distribution process is centrally managed from our corporate headquarters, which is located in the same building as the distribution center.  We believe strong distribution support for our stores is a critical element of our expansion strategy and is central to our ability to maintain a low cost operating structure.  In addition, we also use third party logistics providers to gain efficiencies in the cost of distribution to approximately 17% of our outlying stores, which also saves space in our distribution center.  We believe our current distribution infrastructure, which includes the use of third party logistics providers, improved technology and vendor assistance with cross-docking, can service over 1,200 stores.

We receive substantially all of our merchandise at our distribution center.  For key products, we maintain backstock at the distribution center that is allocated and distributed to stores through an automatic replenishment program based on items that are sold.  Merchandise is typically delivered to stores weekly via Company-operated vehicles or third party logistics providers.

Our Merchandising Strategy

Our merchandising strategy is to provide a broad assortment of quality brand name footwear, apparel and athletic equipment at competitive prices in a full service environment.  Historically, as well as for Fiscal 2011, our most popular consumer item was athletic footwear, followed by performance and fashion apparel and team sports equipment, ranked according to sales.

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

Our Vendor Relationships

The sporting goods retail business is brand name driven.  Accordingly, we maintain positive relationships with a number of well-known sporting goods vendors to satisfy customer demand.  We believe that our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets.  As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors.  As our vendors expand their product lines and grow in popularity, we expand sales and promotions of these products within our stores.  In addition, as we continue to increase our store base and enter new markets, our vendors increase their brand presence within these regions.  We also emphasize and work with our vendors to establish favorable pricing and to receive cooperative marketing funds.  We believe that we maintain good working relationships with our vendors.  For the fiscal year ended January 29, 2011, Nike, our largest vendor, represented 47.8% of our total purchases while our next largest vendor represented 8.3% of our total purchases.  For the fiscal year ended January 30, 2010, Nike, our largest vendor, represented 49.9% of our total purchases while our next largest vendor represented 9.0% of our total purchases.

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

Our Information Systems

We maintain sophisticated information systems and use technology as an enabler of our business strategies.  For example, we have implemented systems targeted at improving financial control, cost management, inventory control, merchandise planning, replenishment and product allocation.  In recent years, we have focused on information systems that are designed to be used in all stores, yet are flexible enough to meet the unique needs of each specific store location.

A communications network sends and receives critical business data to and from our stores, providing timely and extensive information on business activity in every location.  Our information is processed in a secure environment to protect both the actual data and the physical assets.  We attempt to mitigate the risk of possible business interruptions by maintaining a disaster recovery plan, which includes storing critical business information off-site.

We strive to maintain highly qualified and motivated individuals to support our information systems, which includes help desk staff, programmers, system analysts, business analysts, project managers and a security officer.  Our systems are monitored 24 hours a day.  Our management believes that our current systems and practice of implementing regular updates position us well to support current needs and future growth.  We use a strategic information systems planning process that involves senior management and is integrated into our overall business planning and enterprise risk management.  Information systems projects are prioritized based upon strategic, financial, regulatory and other business criteria.

Our Advertising and Promotion

We target special advertising opportunities in our markets to increase the effectiveness of our advertising budget.  Our advertising and promotional spending is centrally directed.  Print advertising, including direct mail catalogs and postcards to customers, serves as the foundation of our promotional program and accounted for the majority of our total advertising costs in Fiscal 2011.

Other advertising means, such as television commercials, outdoor billboards, Hibbett trucks, our MVP customer loyalty program and the Hibbett website, are used to reinforce Hibbett’s name recognition and brand awareness in the community.  By allowing us to reach and interact with our customers on a regular basis through e-mail, the MVP program marketing effort is quickly becoming the most efficient, timely and targeted segment of our marketing program.

Our Competition

The business in which we are engaged is highly competitive.  Many of the items we offer in our stores are also sold by local sporting goods stores, athletic footwear and other specialty athletic stores, traditional shoe stores and national and regional sporting goods stores.  The marketplace for sporting goods is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies.  However, we believe the competitive environment for sporting goods is different in smaller markets where retail demand may not support larger format stores.

Our stores compete with national chains that focus on athletic footwear, local sporting goods stores, department and discount stores, traditional shoe stores and mass merchandisers.  On a limited basis, we have competition from national sporting goods chains in some of our larger markets.  Although we face competition from a variety of competitors, including on-line competitors, we believe that our stores are able to compete effectively by being distinguished as sporting goods stores emphasizing team sports and fitness merchandise complemented by a selection of localized apparel and accessories.  Our competitors may carry similar product lines and national brands, but we believe the principal competitive factors for all of our stores are service, breadth of merchandise offered, availability of brand names and availability of local merchandise.  We believe we compete favorably with respect to these factors in the smaller markets predominantly in the Southeast, Southwest, Mid-Atlantic and Midwest regions of the United States.  However, we cannot guarantee that we will be able to continue to compete successfully against existing or future competitors.  Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets, could be detrimental to our business, financial condition and results of operations.  See “Risk Factors.”

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

Our Employees

As of January 29, 2011, we employed approximately 2,150 full-time and approximately 3,900 part-time employees, none of whom are represented by a labor union.  The number of part-time employees fluctuates depending on seasonal needs.  We cannot guarantee that our employees will not, in the future, elect to be represented by a union.  We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.

Employee Development.  We develop our training programs in a continuing effort to service the needs of our customers and employees.  These programs are designed to increase employee knowledge and include DVD training in all stores for the latest in technical detail of new products and new operational and service techniques.  Because we primarily promote or relocate current employees to serve as managers for new stores, training and assessment of our employees is essential to our sustained growth.

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

Risks Related to Our Business and Industry.

A further downturn in the economy could adversely affect consumer purchases of discretionary items, which could reduce our net sales.

In general, our sales represent discretionary spending by our customers.  The failure of U.S. government programs to bolster the economy, a further slowdown in the U.S. economy or other economic conditions affecting disposable consumer income, such as volatile fuel and energy costs, depressed real estate values, employment levels, inflation, business conditions, consumer debt levels, lack of available credit, interest rates and tax rates may adversely affect our business.  A reduction in overall consumer spending which causes customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins.

A slower pace of new store openings may negatively impact our net sales growth and operating income and we may be unable to achieve our expansion plans for future growth.

The opening of new retail stores has contributed significantly to our growth in net sales.  In light of the challenging economic environment that has faced real estate developers over the past three years, we have slowed down the pace of our new store openings compared to our historical rate.  We expect that this pressure on the commercial market and developers will continue throughout Fiscal 2012 and that we will be able to increase our overall store base by approximately 5% in Fiscal 2012 compared to 4% in Fiscal 2011 and 3% in Fiscal 2010.  A slower pace of new store openings may negatively impact our net sales growth and operating income.

We have grown rapidly, primarily through opening new stores, growing from 67 stores at the beginning of Fiscal 1997 to 798 stores at January 29, 2011.  Our continued growth depends, in large part, upon our ability to open new stores in a timely manner and to operate them profitably.  Successful expansion is subject to various contingencies, many of which are beyond our control.  In order to open and operate new stores successfully, we must secure leases on suitable sites with acceptable terms, build-out and equip the stores with furnishings and appropriate merchandise, hire and train personnel and integrate the stores into our operations.

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

Our long-term success depends, in part, on our ability to operate stores in a manner that achieves appropriate returns on capital invested.  This is particularly challenging with the volatility of the current economic environment and customer behavior.  We will only continue to operate existing stores if they meet required sales or profit levels.  In the current macroeconomic environment, the results of our existing stores are impacted not only by a volatile sales environment, but by a number of things that are outside our control, such as the loss of traffic resulting from store closures by significant other retailers in our stores’ immediate vicinity.

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

Our stores are concentrated within the Southeast, Southwest, Mid-Atlantic and Midwest regions of the United States, which could subject us to regional risks.

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

Professional team lockouts, as well as the poor performance of college and professional sports teams within our core regions of operation, could adversely affect our financial results.

  We sell a significant amount of team sports merchandise, the sale of which may be subject to fluctuations based on the success or failure of such teams.  Professional team lockouts, as well as poor performance by the college and professional sports teams within our core regions of operation, could cause our financial results to fluctuate accordingly year over year.

The occurrence of severe weather events, catastrophic health events or natural disasters could significantly damage or destroy our retail locations, could prohibit consumers from traveling to our retail locations or could prevent us from resupplying our stores or distribution center, especially during peak shopping seasons.

Unforeseen events, including public health issues and natural disasters such as earthquakes, hurricanes, snow or ice storms, floods and heavy rains, could disrupt our operations or the operations of our suppliers, as well as the behavior of our consumer.  We believe that we take reasonable precautions to prepare particularly for weather-related events, however, our precautions may not be adequate to deal with such events in the future.  As these events occur in the future, if they should impact areas in which we have our distribution center or a concentration of retail stores, such events could have a material adverse effect on our business, financial condition and results of operations, particularly if they occur during peak shopping seasons.

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

We believe many of our largest vendors source a substantial majority of their products from foreign countries.  Imported goods are generally less expensive than domestic goods and indirectly contribute significantly to our favorable profit margins.  We may experience a disruption or increase in the cost of imported vendor products at any time for reasons beyond our control.  If imported merchandise becomes more expensive or unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our customers.  Products from alternative sources may also be more expensive than those our vendors currently import.  Risks associated with reliance on imported goods include:

•	disruptions in the flow of imported goods because of factors such as:
•	raw material shortages, work stoppages, strikes and political unrest;
•	problems with oceanic shipping, including blockages at U.S. or foreign ports;
•	economic crises and international disputes; and

•	increases in the cost of purchasing or shipping foreign merchandise resulting from:
•	foreign government regulations;
•	rising commodity prices;
•	changes in currency exchange rates or policies and local economic conditions; and
•	trade restrictions, including import duties, import quotas or loss of “most favored nation” status with the United States.

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

The efficient operation of our business is dependent on the successful integration and operation of our information systems.  In particular, we rely on our information systems to effectively manage our sales, distribution, merchandise planning and replenishment, to process financial information and sales transactions and to optimize our overall inventory levels.  We attempt to mitigate the risk of possible business interruptions by maintaining a disaster recovery plan, which includes storing critical business information off-site.  Most of our information systems are centrally located at our headquarters, with offsite backup at other locations.  Our systems, if not functioning properly, could disrupt our ability to track, record and analyze sales and inventory movement and could cause disruptions of operations, including, among other things, our ability to process and ship inventory, process financial information including credit card transactions, process payrolls or vendor payments or engage in other similar normal business activities.   Although we attempt to mitigate the risk of possible business interruptions, any material disruption, malfunction or any other similar problem in or with our information systems could negatively impact our financial results and materially adversely affect our business operations.

Pressure from our competitors may force us to reduce our prices or increase our spending, which would lower our net sales and operating income.

The business in which we are engaged is highly competitive.  The marketplace for sporting goods is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies.  We compete with national chains that focus on athletic footwear, local sporting goods stores, department and discount stores, traditional shoe stores and mass merchandisers and, on a limited basis, national sporting goods stores.  Many of our competitors have greater financial resources than we do.  In addition, many of our competitors employ price discounting policies that, if intensified, may make it difficult for us to reach our sales goals without reducing our prices.  As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate.  We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors.  Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets could be detrimental to our business, financial condition and results of operations.

Our operating results are subject to seasonal and quarterly fluctuations.  Furthermore, our quarterly operating results, including comparable store net sales, will fluctuate and may not be a meaningful indicator of future performance.

We have historically experienced and expect to continue to experience seasonal fluctuations in our net sales, operating income and net income.  Our net sales, operating income and net income are typically higher in the spring, back-to-school and holiday shopping seasons.  An economic downturn during these periods could adversely affect us to a greater extent than if a downturn occurred at other times of the year.

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

Comparable store net sales vary from quarter to quarter, and an unanticipated decline in comparable store net sales may cause the price of our common stock to fluctuate significantly.Factors which have historically affected, and will continue to affect our comparable store net sales results, include:

•	shifts in consumer tastes and fashion trends;
•	calendar shifts of holiday or seasonal periods;
•	the timing of income tax refunds to customers;
•	calendar shifts or cancellations of tax-free holidays in certain states;
•	the success or failure of college and professional sports teams within our core regions;
•	changes in the other tenants in the shopping centers in which we are located;
•	pricing, promotions or other actions taken by us or our existing or possible new competitors; and
•	unseasonable weather conditions or natural disasters.

We cannot assure you that comparable store net sales will trend at the rates achieved in prior periods or that rates will not decline.

New stores may also affect our net sales through the timing of new store openings and the relative proportion of new stores to mature stores, the level of pre-opening expenses associated with new stores and the amount and timing of net sales contributed by new stores.

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

We depend on key personnel, the loss of which may adversely affect our ability to run our business effectively and our results of operations.

We have benefited from the leadership and performance of our senior management, especially Michael J.  Newsome, our Executive Chairman and former Chief Executive Officer.  If we lose the services of any of our principal executive officers or Mr. Newsome, we may not be able to run our business effectively and operating results could suffer.  In particular, Mr. Newsome has been instrumental in directing our business strategy and maintaining long-term relationships with our key vendors.

In March 2005, we entered into a Retention Agreement (the Agreement) with Mr. Newsome.  The purpose of the Agreement is to secure the continued employment of Mr. Newsome as an advisor to us following his future retirement from the duties of Chief Executive Officer of our Company.  Although, Mr. Newsome stepped down as Chief Executive Officer in March 2010, he is actively involved in the daily operations of our Company and his retirement is not currently planned.

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

•
provide that special meetings of the common stockholders may only be called by the Board of Directors, the Chairman of the Board of Directors or upon the demand of the holders of a majority of the total voting power of all outstanding securities of the Company entitled to vote at any such special meeting; and

•
call for a vote of the holders of not less than two-thirds of the shares entitled to vote in order to amend the foregoing provisions and certain other provisions of our certificate of incorporation and bylaws.

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

Increases in transportation costs due to rising fuel costs, climate change regulation and other factors may negatively impact our results of operations.

We rely upon various means of transportation, including ship and truck, to deliver products from vendors to our distribution center and from our distribution center to our stores.  Consequently, our results can vary depending upon the price of fuel.  The price of oil has fluctuated drastically over the last few years, and has recently increased again, which has increased our fuel costs.  In addition, efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means.  Any such future increases in fuel costs would increase our transportation costs for delivery of product to our distribution center and distribution to our stores, as well as our vendors’ transportation costs, which could adversely affect our results of operations.

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

We manage cash and cash equivalents beyond federally insured limits per financial institution and purchase investments not fully guaranteed by the Federal Deposit Insurance Corporation (FDIC), subjecting us to investment and credit availability risks.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we purchase investments not guaranteed by the FDIC.  Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.  In an attempt to mitigate this risk, our investment policy emphasizes preservation of principal and liquidity.  With the current financial environment and the instability of financial institutions, we cannot be assured that we will not experience losses on our deposits.

We face risk that financial institutions may fail to fulfill commitments under our committed credit facilities.

We have financial institutions that are committed to providing loans under our revolving credit facilities.  With the current financial environment and the instability of financial institutions, there is a risk that these institutions cannot deliver against these obligations in a timely matter, or at all.  If the financial institutions that provide these credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to us, which could adversely affect our liquidity and financial condition.  For discussion of our credit facilities, see “Liquidity and Capital Resources” in Item 7 and Note 5 to our consolidated financial statements.

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

While businesses are subject to regulatory matters relating to the conduct of their business, including consumer protection laws, consumer credit privacy acts, product safety regulations, advertising regulations, zoning and land use regulations, sales and use tax laws, wage and hour regulations, workplace safety regulations, environmental laws (including measures related to climate change, greenhouse gas emissions, soil and groundwater contamination and disposal of waste and hazardous materials) and the like, certain jurisdictions have taken a particularly aggressive stance with respect to such matters and have stepped up enforcement, including fines and other sanctions.  An increasing regulatory environment could expose us to a challenging enforcement environment or to third party liability (such as monetary recoveries and recoveries of attorneys fees) and could have a material adverse affect on our business and results of operations, including the added cost of increased preventative measures that we may determine to be necessary to conduct our business in certain locales.

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

Item 1B.           Unresolved Staff Comments.

None.

Item 2.              Properties.

We currently lease all of our existing 798 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand.  Our leases typically provide for terms of five to ten years with options on our part to extend.  Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated.  We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations.  Our ability to open new stores is contingent upon locating satisfactory sites, negotiating acceptable leases, recruiting and training qualified management personnel and the availability of market relevant inventory.

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area.  Historically, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.  However, we experienced difficulty in securing leases for new stores related to new construction in Fiscal 2011 and Fiscal 2010 due to the economic issues facing the commercial real estate market and landlords, thus reducing our ability to open stores at our historical rates.  Based primarily on our belief that we maintain good relations with our landlords, that most of our leases are at approximate market rents and that generally we have been able to secure leases for suitable locations, we believe our lease strategy will not be detrimental to our business, financial condition or results of operations.  Although we do expect continued difficulty in securing leases for new stores throughout Fiscal 2012, we believe we will be able to somewhat accelerate our new store growth compared to the last few years by negotiating acceptable leases for suitable locations left vacant by recent closings of franchised and entertainment-related businesses.

Our corporate offices and our retail distribution center are leased under an operating lease.  We own the Team Sales’ facility located in Birmingham, Alabama that warehouses inventory for educational institutions and youth associations.  We believe our current distribution center is suitable and adequate to support our needs in the next few years.

Store Locations

As of January 29, 2011, we currently operate 798 stores in 26 contiguous states.  Of these stores, 208 are located in enclosed malls and 590 are located in strip-shopping centers which are typically influenced by a Wal-Mart store.  Strip-shopping centers include free-standing stores.  The following shows the number of locations by state as of January 29, 2011:

Alabama	82	Kansas	19	Oklahoma	37
Arizona	6	Kentucky	40	South Carolina	31
Arkansas	41	Louisiana	44	South Dakota	1
Colorado	3	Missouri	25	Tennessee	56
Florida	37	Mississippi	56	Texas	80
Georgia	87	Nebraska	5	Virginia	19
Iowa	6	New Mexico	10	West Virginia	9
Illinois	18	North Carolina	46	Wisconsin	2
Indiana	19	Ohio	19	TOTAL	798

As of March 18, 2011, we operated 798 stores in 26 states.

Item 3.              Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.  At January 29, 2011, we estimate that the liability related to these matters is approximately $0.4 million and accordingly, have accrued $0.4 million as a current liability in our consolidated balance sheet.  As of January 30, 2010, we had accrued $0.3 million as it related to our estimated liability for legal proceedings.

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

	High	Low
Fiscal 2011:
First Quarter ended May 1, 2010	$28.54	$20.77
Second Quarter ended July 31, 2010	$28.58	$23.12
Third Quarter ended October 30, 2010	$28.13	$22.09
Fourth Quarter ended January 29, 2011	$39.84	$25.96

Fiscal 2010:
First Quarter ended May 2, 2009	$22.39	$12.82
Second Quarter ended August 1, 2009	$21.62	$16.08
Third Quarter ended October 31, 2009	$21.17	$16.00
Fourth Quarter ended January 30, 2010	$23.61	$18.24

On March 18, 2011, the last reported sale price for our common stock as quoted by NASDAQ was $30.78 per share.  As of March 18, 2011, we had 20 stockholders of record.

The Stock Price Performance Graph below compares the percentage change in our cumulative total stockholder return on our common stock against a cumulative total return of the NASDAQ Composite Index and the NASDAQ Retail Trade Index.  The graph below outlines returns for the period beginning on January 31, 2006 to January 31, 2011.  We have not paid any dividends.  Total stockholder return for prior periods is not necessarily an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hibbett Sports, Inc., the NASDAQ Composite Index
and the NASDAQ Retail Trade Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/06
1/07
1/08
1/09
1/10
1/11
Hibbett Sports, Inc.
NASDAQ Composite
NASDAQ Retail Trade

*$100 invested on 1/31/06 in stock or index, including reinvestment of dividends.
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

Issuer Repurchases of Equity Securities

The following table presents our shares repurchase activity for the thirteen weeks and quarter ending January 29, 2011 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
October 31, 2010 to November 27, 2010	-	$-	-	$219,937
November 28, 2010 to January 1, 2011	51,600	$37.55	51,600	$218,000
January 2, 2011 to January 29, 2011	173,800	$33.71	173,800	$212,141
Total	225,400	$34.59	225,400	$212,141
(1)  In November 2009, the Board of Directors authorized a new Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through February 2, 2013.  The Program replaced an existing plan that was adopted in August 2004, which was to expire in January 2010 and which the maximum authorization was $250.0 million.  See Note 1, “Stock Repurchase Program,” on page 37.

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

	(In thousands, except per share amounts and Selected Operating Data)
	Fiscal Year Ended
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Income Statement Data:
Net sales	$664,954	$593,492	$564,188	$520,720	$512,094
Cost of goods sold, including distribution center and store occupancy costs	434,552	397,292	378,817	351,876	338,963
Gross profit	230,402	196,200	185,371	168,844	173,131

Store operating, selling and administrative expenses	143,232	129,888	123,075	108,463	100,461
Depreciation and amortization	13,623	13,905	14,324	12,154	10,932
Operating income	73,547	52,407	47,972	48,227	61,738

Interest income	42	60	41	582	906
Interest expense	(147)	(117)	(660)	(151)	(30)
Interest (expense) income, net	(105)	(57)	(619)	431	876
Income before provision for income taxes	73,442	52,350	47,353	48,658	62,614

Provision for income taxes	27,042	19,801	17,905	18,329	24,541
Net income	$46,400	$32,549	$29,448	$30,329	$38,073

Earnings per common share:
Basic	$1.63	$1.14	$1.03	$0.98	$1.19
Diluted	$1.60	$1.12	$1.02	$0.96	$1.17

Weighted average shares outstanding:
Basic	28,426	28,629	28,547	31,049	32,094
Diluted	29,033	29,089	28,954	31,525	32,620

Balance Sheet Data:
Working capital	$175,007	$147,583	$107,055	$89,383	$106,428
Total assets	314,265	276,704	235,087	216,734	212,853
Long-term debt and obligations under capital leases	2,245	152	-	-	-
Stockholders' investment	200,088	175,079	136,575	119,055	136,641

Selected Operating Data:
Number of stores open at end of period:
Hibbett Sports	779	747	723	666	593
Sports & Co.	3	4	4	4	4
Sports Additions	16	16	18	18	16
Total	798	767	745	688	613

Note:  No dividends have been declared or paid.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and Midwest regions of the United States.  Our stores offer a broad assortment of quality footwear, apparel and athletic equipment with a high level of customer service.  As of January 29, 2011, we operated a total of 798 retail stores composed of 779 Hibbett Sports stores, 16 Sports Additions athletic shoe stores and 3 Sports & Co. superstores in 26 states.

Our primary retail format and growth vehicle is Hibbett Sports, a 5,000-square-foot store located primarily in strip centers which are usually influenced by a Wal-Mart store.  Approximately 76% of our Hibbett Sports store base is located in strip centers,  which includes free-standing stores, while approximately 24% of our Hibbett Sports store base is located in enclosed malls.  Over the last several years, we have concentrated and expect to continue our store base growth in strip centers versus enclosed malls.  We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of quality brand name merchandise and a high level of customer service.  We do not expect that the average size of our stores opening in Fiscal 2012 will vary significantly from the average size of stores opened in Fiscal 2011.

The volatile global economic conditions experienced in Fiscal 2010 and Fiscal 2009 improved somewhat in Fiscal 2011 and we saw an increase in comparable store and total net sales, while also enhancing net income through continued effective management of expenses.  Unlike Fiscal 2010, all of our merchandise categories experienced robust comparable store sales.  Footwear and equipment experienced mid-single digit comparable store sales while apparel, led by activewear and accessories, posted double-digit gains.

We historically have increases in comparable store net sales in the low to mid-single digit range.  We plan to increase total company-wide square footage by over 5% in Fiscal 2012, which is at the lower end of our historical range of 3% to 12%, but is an improvement over Fiscal 2011 and Fiscal 2010 square footage increases.  To somewhat offset the slower new store openings, we continue to expand high performing stores, increasing the square footage in 14 existing stores in Fiscal 2011.  We expect to expand an additional 20 stores in Fiscal 2012.  Total sales percentage growth is expected to be in the low to mid-single digits in Fiscal 2012.  Over the past several years, we have increased our product margin through improved vendor discounts, fewer retail price reductions and increased efficiencies in logistics.  We expect an improvement in product margin rate in Fiscal 2012 as we continue to benefit from increased efficiencies from our previous investment in systems.

Although the macroeconomic environment has presented many challenges in the last three years, our management believes that our business fundamentals remain strong and that we are well-positioned for the future.  We are a leader in the markets in which we compete and we will continue to benefit from our comparatively low operating costs compared to the costs of our competitors.  We continue to manage our costs and inventories prudently as dictated by the current economic environment, and we intend to continue to invest in initiatives to prepare our infrastructure for continued long-term growth.

Our management expects that the uncertainty and volatility of global economic conditions experienced over the last three years will continue.  Any further negative impact on customer discretionary spending could negatively impact our net sales and level of profitability in Fiscal 2012.

Due to our increased net sales, we have historically leveraged our store operating, selling and administrative expenses.  Based on projected net sales, we expect operating, selling and administrative rates to increase slightly in Fiscal 2012, primarily due to investments in technology.  We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, to provide capital expenditures for both distribution center and technology upgrade projects and to repurchase our common stock under our stock repurchase authorization.

We utilize a merchandise management system that allows us to identify and monitor trends.  However, this system does not produce U.S. Generally Accepted Accounting Principles (U.S. GAAP) financial information by product category.  Therefore, it is impracticable to provide U.S. GAAP net sales by product category.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year.  The consolidated statements of operations for fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 includes 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

Comparable store net sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel or relocation results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  Our three Sports & Co. stores are not and have never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 and we do not have plans to open additional superstores in the future.

Executive Summary

Net sales for the fiscal year ended January 29, 2011, increased to $665.0 million compared with $593.5 million and $564.2 million for the fiscal years ended January 30, 2010 and January 31, 2009, respectively.  Operating income was 11.1% of net sales for Fiscal 2011 compared to 8.8% for Fiscal 2010 and 8.5% for Fiscal 2009.  Comparable store sales increased 9.8% in Fiscal 2011, compared to a comparable store sales increase of 0.7% in Fiscal 2010 and a comparable store sales increase of 0.5% in Fiscal 2009.  Net income in Fiscal 2011 increased 42.6% to $46.4 million compared with $32.5 million in Fiscal 2010 and $29.4 million in Fiscal 2009.  Earnings per diluted share increased to $1.60 compared with $1.12 for Fiscal 2010 and $1.02 for Fiscal 2009.

During the fiscal year, Hibbett opened forty-five new stores and closed fourteen stores, bringing the store base to 798 in 26 states as of January 29, 2011.  Inventory on a per store basis at January 29, 2011 decreased slightly with an improvement in aged merchandise compared to January 30, 2010.  Hibbett ended the fiscal year with $75.5 million of available cash and cash equivalents on the consolidated balance sheet and full availability under its $80.0 million unsecured credit facilities.

Recent Accounting Pronouncements

See Note 2 of Item 8 of this Annual Report on Form 10-K for the fiscal year ended January 29, 2011, for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Costs of goods sold, including distribution and store occupancy costs	65.3	66.9	67.1
Gross profit	34.7	33.1	32.9

Store operating, selling and administrative expenses	21.5	21.9	21.8
Depreciation and amortization	2.1	2.3	2.5
Operating income	11.1	8.8	8.5

Interest income	-	-	-
Interest expense	-	-	(0.1)
Interest (expense) income, net	-	-	(0.1)
Income before provision for income taxes	11.1	8.8	8.4

Provision for income taxes	4.1	3.3	3.2
Net income	7.0%	5.5%	5.2%

Note:  Columns may not sum due to rounding.

Fiscal 2011 Compared to Fiscal 2010

Net sales.  Net sales increased $71.5 million, or 12.0%, to $665.0 million for the 52 weeks ended January 29, 2011, from $593.5 million for the 52 weeks ended January 30, 2010.  Furthermore:

•
We opened 45 Hibbett Sports stores while closing 13 underperforming Hibbett Sports stores and one Sports & Co. store for net stores opened of 31 stores in the 52 weeks ended January 29, 2011.  We expanded or remodeled 17 high performing stores.  New stores and stores not in the comparable store net sales calculation accounted for $17.2 million of the increase in net sales.  Store openings and closings are reported net of relocations.

•
We experienced a 9.8% increase in comparable store net sales for the 52 weeks ended January 29, 2011 compared to the 52 weeks ended January 30, 2010.  Higher comparable store net sales contributed $54.3 million to the increase in net sales.

During Fiscal 2011, 705 stores were included in the comparable store sales comparison.  The increase in comparable store net sales was broad-based with strong performances across footwear, equipment, apparel and accessories.  Strong product performances were led by positive trends in accessories, licensed apparel, activewear, all categories of footwear and equipment.  Strip locations continue to outperform enclosed mall stores.  Strip center locations now comprise approximately 76% of our total store base and include free-standing store locations.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $230.4 million, or 34.7% of net sales, in the 52 weeks ended January 29, 2011, compared with $196.2 million, or 33.1% of net sales, in the 52 weeks ended January 30, 2010.  The increase in gross profit percent was due primarily to a higher percentage of merchandise sold at regular price and fewer promotions.  Distribution expense as a percentage of net sales decreased 19 basis points primarily due to basis point decreases in salary and benefit costs compared to a year ago.  Store occupancy expense as a percentage of net sales decreased 67 basis points.  The largest decrease was rent expense as a percentage of net sales as we continue to experience rent savings through lease renegotiations and from co-tenancy violations by our landlords, offset somewhat by a decrease in construction allowances used to offset rent expense.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $143.2 million, or 21.5% of net sales, for the 52 weeks ended January 29, 2011, compared with $129.9 million, or 21.9% of net sales, for the 52 weeks ended January 30, 2010.  Expense trends we experienced included:

•
Salary and benefit costs in our stores decreased by 45 basis points as a percentage of net sales, but increased in dollars, primarily from annual pay rate increases and incentive payments associated with higher sales.  These expenses increased at the administrative level by 12 basis points as a percentage of net sales primarily due to increases in accruals for bonuses.

•	Legal fees, business insurance costs and professional fees were lower as we continue to closely monitor and carefully manage these costs.
•
Credit and debit card fees increased as a percent to net sales due to higher exchange rates.  Medical insurance costs increased as a result of increased enrollment coupled with a slight increase in actual claims.  Third party freight and shipping costs were also higher, primarily due to an increase in the total number of stores serviced.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.1% in the 52 weeks ended January 29, 2011, and 2.3% in the 52 weeks ended January 30, 2010.  The average lease term of new store leases added in Fiscal 2011 compared to those added in Fiscal 2010 increased to 7.85 years compared to 6.38 years, respectively, as the result of the execution of more leases with longer initial lease terms in Fiscal 2011 compared to Fiscal 2010.  We attribute the decrease in depreciation expense as a percent of net sales to a decrease in the investment in leasehold improvements in recent years as more of the build-out work is being done by landlords offset somewhat by changes in estimates of useful lives of leasehold improvements in some underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 4.1% in the 52 weeks ended January 29, 2011, compared to 3.3% for the 52 weeks ended January 30, 2010.  This increase was primarily due to operating efficiencies achieved resulting in higher pre-tax income as a percentage of net sales.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.8% for Fiscal 2011 and 37.8% for Fiscal 2010.  This decrease was primarily due to increased stock option exercise activity.

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

•	Items per sales transaction improved by 3.3% in Fiscal 2010 compared to Fiscal 2009.

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

We believe that the decline in footwear sales resulted from the lack of economic stimulus checks that were in the market in Fiscal 2009 and also from the tougher macroeconomic environment which has affected discretionary spending.  All other categories of merchandise performed within the levels we expected.  Strip center locations continue to outperform enclosed mall stores.  Strip center locations now comprise approximately 75% of our total store base and include free-standing store locations.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $196.2 million, or 33.1% of net sales, in the 52 weeks ended January 30, 2010, compared with $185.4 million, or 32.9% of net sales, in the 52 week period of the prior fiscal year.  We attribute this increase in gross profit to increased markups, improved vendor contributions and reduced freight costs.  Of the store occupancy related costs, rent expense had the greatest increase due to the 3% increase in our store base and fewer construction allowance dollars to offset rent as landlords are delivering more complete stores.  Utility expenses and real estate taxes also increased as a percent to net sales.  Distribution expense decreases contributed the most to our increase in gross profit percent to net sales.  The most significant decreases were in data processing costs and fuel costs in Fiscal 2010, as compared to Fiscal 2009, as we move towards delivery by third-party logistics providers to our outlying stores, increasing the efficiency of the Hibbett fleet.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $129.9 million, or 21.9% of net sales, for the 52 weeks ended January 30, 2010, compared with $123.1 million, or 21.8% of net sales, for the 52 weeks ended January 31, 2009.  Expense trends we experienced included:

•
Salary and benefit costs in our stores increased by 24 basis points, resulting primarily from increased incentive sales pay and increases in the minimum wage.  Administrative salary and benefit costs decreased slightly, although stock-based compensation increased 7 basis points as the result of the achievement of performance-based awards and a higher stock price at the date of grant as compared to Fiscal 2009.

•
As a result of fewer store openings in Fiscal 2010 compared to Fiscal 2009, new store costs decreased 14 basis points and store training costs, associated primarily with the training of new store managers, decreased 5 basis points.

•	Credit and debit card fees increased as a percent to net sales due to higher exchange rates.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.3% in the 52 weeks ended January 30, 2010, and 2.5% in the 52 weeks ended January 31, 2009.  The average lease term of new store leases added in Fiscal 2010 compared to those added in Fiscal 2009 decreased to 6.38 years compared to 6.65 years, respectively.  We attribute the decrease in depreciation expense as a percent of net sales to the lower number of new stores added in the last three years and a lower investment in leasehold improvements for each new location as landlords are moving toward delivering more occupant-ready stores and moving away from construction allowances and tenant-completed units.

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

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Net cash provided by operating activities:	$61,918	$36,914	$38,997
Net cash used in investing activities:	(10,883)	(9,603)	(13,781)
Net cash (used in) provided by financing activities:	(25,209)	1,730	(15,308)
Net increase in cash and cash equivalents	$25,826	$29,041	$9,908

Operating Activities.

Cash flow from operations is seasonal in our business.  Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, such as winter holidays and back-to-school.  Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.  In recent years, we have experienced a trend of increasing free rent provisions in lieu of cash construction allowances in our leases.  We believe this is primarily the result of the tightening of commercial credit on our landlords.  Because of this, the non-cash portion of landlord allowances has also experienced increases.

Net cash provided by operating activities was $61.9 million for the 52 weeks ended January 29, 2011 compared with net cash provided by operating activities of $36.9 million and $39.0 million in the 52 weeks ended January 30, 2010 and January 31, 2009, respectively.

Inventory levels have continued to increase year over year as the number of stores have increased, although the inventory per store has historically trended slightly down to flat.  Ending inventory at January 29, 2011 was up 3.2% compared to January 30, 2010.  The increase in inventory used cash of $5.5 million, $17.6 million and $10.4 million during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.  The accounts payable increase provided cash of $11.0 million, $0.5 million and $0.3 million during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, as we took advantage of more favorable payment terms and managed cash while protecting vendor discounts.  Net income provided cash of $46.4 million, $32.5 million and $29.4 million during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.  Non-cash charges included depreciation and amortization expense of $13.6 million, $13.9 million and $14.3 million during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively, and stock-based compensation expense of $4.8 million, $4.2 million and $3.6 million during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Investing Activities.

Cash used in investing activities in the fiscal periods ended January 29, 2011, January 30, 2010 and January 31, 2009 totaled $10.9 million, $9.6 million and $13.8 million, respectively.  Gross capital expenditures used $10.5 million, $9.6 million and $13.7 million during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

We use cash in investing activities to build new stores and remodel or relocate existing stores.  Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We opened 45 new stores and relocated and/or remodeled 17 existing stores during the 52 weeks ended January 29, 2011.  We opened 42 new stores and relocated and/or remodeled 21 existing stores during the 52 weeks ended January 30, 2010.  We opened 69 new stores and relocated and/or remodeled 19 existing stores during the 52 weeks ended January 31, 2009.

We estimate the cash outlay for capital expenditures in the fiscal year ending January 28, 2012 will be approximately $13.0 million, which relates to the opening of approximately 50 new stores, remodeling of selected existing stores, information system upgrades and various improvements at our headquarters and distribution center.  Of the total budgeted dollars for capital expenditures for Fiscal 2012, we anticipate that approximately 56% will be related to the opening of new stores and remodeling and/or relocating existing stores.  Approximately 34% will be related to information systems with the remaining 10% related primarily to office expansion, distribution center improvement and security equipment for our stores.

As of January 29, 2011, we had an approximate $0.8 million outlay remaining on enhancements to our merchandising system relating to inventory planning.  We believe these enhancements will further advance our ability to analyze inventory needs and generally improve sales across all markets and merchandise by providing another tool for managing our inventory at the store level.

Financing Activities.

Net cash used in financing activities was $25.2 million in the 52 weeks ended January 29, 2011 compared to net cash provided by financing activities of $1.7 million in the 52 weeks ended January 30, 2010 and net cash used in financing activities of $15.3 million in the 52 weeks ended January 31, 2009.  The financing activity cash fluctuation between years is primarily the result of repurchases of our common stock.  We expended $37.7 million and $16.9 million on repurchases of our common stock during Fiscal 2011 and Fiscal 2009, respectively.  We did not repurchase any of our common stock during Fiscal 2010.

Financing activities also consisted of proceeds from stock option exercises and the excess tax benefit from the exercise of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At January 29, 2011, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively, and which renew in August 2011 and November 2011, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of January 29, 2011, we did not have any debt outstanding under either of these facilities.

At January 30, 2010, we had two unsecured revolving credit facilities that allowed borrowings up to $30.0 million and $50.0 million, respectively, and which renewed in August 2010 and November 2010, respectively.  The facilities did not require a commitment or agency fee nor were there any covenant restrictions.  We renewed these facilities as they expired.  As of January 30, 2010, we did not have any debt outstanding under either of these facilities.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sports, Inc. at January 29, 2011 (in thousands):

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt obligations (1)	$-	$-	$-	$-	$-
Capital lease obligations (2)	312	360	425	1,460	2,557
Interest on capital lease obligations (2)	228	372	310	363	1,273
Operating lease obligations (2)	42,609	64,794	34,095	17,621	159,119
Purchase obligations (3)	2,962	1,604	651	-	5,217
Other liabilities (4)	477	-	-	847	1,324
Total	$46,588	$67,130	$35,481	$20,291	$169,490

(1)	See “Part II, Item 8, Consolidated Financial Statements Note 5 – Debt.”
(2)	See “Part II, Item 8, Consolidated Financial Statements Note 6 – Leases.”
(3)
Purchase obligations include all material legally binding contracts such as software license commitments and service contracts.  The table above also includes stand-by letters of credit in conjunction with our self-insured workers’ compensation and general liability insurance coverage.  Contractual obligations, including purchase orders for inventory, that are not binding agreements are excluded from the table above.  Utility contracts, including waste disposal agreements, are also excluded.

(4)
Other liabilities include amounts accrued for various deferred compensation arrangements and the current portion of unrecognized tax benefits.  See “Part II, Item 8, Consolidated Financial Statements Note 7 – Defined Contribution Benefit Plans” for a discussion regarding our employee benefit plans.  Non-current liabilities, primarily consisting of deferred rent and unrecognized tax benefits, have been excluded from the above table to the extent that the timing and/or amount of any cash payment are uncertain.  See “Part II, Item 8, Consolidated Financial Statements Note 1 – Deferred Rent” for a discussion on our deferred rent liabilities.  See “Part II, Item 8, Consolidated Financial Statements Note 9 – Income Taxes” for a discussion of our unrecognized tax benefits.

Excluded from this table are approximately $3.4 million of unrecognized tax benefits which have been recorded as liabilities in accordance with ASC Topic 740, Income Taxes, as the timing of such payments cannot be reasonably determined.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of January 29, 2011.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Inflation and Other Economic Factors

Our ability to provide quality merchandise on a profitable basis may be subject to economic factors and influences that we cannot control.  National or international events, including uncertainties in the global financial markets, U.S. government policies, the Middle East and Asia, could lead to disruptions in economies in the United States or in foreign countries where a significant portion of our merchandise is manufactured.  These and other factors could increase our merchandise costs and other costs that are critical to our operations.  Consumer spending could also decline because of economic pressures.

Merchandise Costs.  Based on current economic conditions, we expect that any increase in merchandise costs per unit will be offset by improved vendor discounts and increased retail prices in Fiscal 2012.

Freight Costs.  We experienced stabilized fuel costs during the first half of Fiscal 2011 compared to Fiscal 2010, but those costs began increasing in the second half of the fiscal year.  At the end of Fiscal 2011, freight costs were still rising, and we expect fuel costs to continue to rise in Fiscal 2012.  We expect volatility in freight costs to have a slight effect on our results of operations.

Minimum Wage.  Increases in the mandated minimum wage over the past several years have impacted our payroll costs.  Congress approved federal minimum wage increases totaling 40.8% over a three-year period beginning in Fiscal 2008.  Currently, no new increases to minimum wage have been proposed.  Some of the states we operate in have automatic provisions for future increases based on the Consumer Price Index or on inflation.  We expect wage increases to have a slight effect on our store operating, selling and administrative expenses.

Insurance Costs.  In Fiscal 2011 and Fiscal 2010, we experienced a decrease in general business insurance.  We are primarily self-insured for health claims, and during all three fiscal periods, have experienced an increase in our average monthly health insurance claims.  In Fiscal 2012, we expect that both general business insurance costs and health insurance costs will increase slightly, but do not expect these increases to have a significant impact in our consolidated financial statements.

Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) and other authoritative sources of U.S. GAAP for applicability to our operations.

In February 2010, the FASB issued amended guidance on subsequent events.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The guidance was effective immediately, and we have adopted this new guidance.

Proposed Amendments to Current Accounting Standards.  The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases.  In August 2010, the FASB issued an exposure draft, Leases, which would replace the existing guidance in ASC Topic 840, Leases.  When and if effective, this proposed standard will likely have a significant impact in our consolidated financial statements.  However, as the standard-setting process is still ongoing, we are unable to determine the impact this proposed change in accounting will have in our consolidated financial statements at this time.

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

In Fiscal 2009, we began a customer loyalty program, the MVP Rewards program, whereby customers enroll in the program and receive points in a variety of ways that are automatically converted into reward certificates based on program parameters that are subject to change.  An estimate of the obligation related to the program, based on historical redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the reward certificate.  At January 29, 2011 and January 30, 2010, the amount recorded in current liabilities for reward certificates issued was inconsequential.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us.  Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as a current liability.

Beginning in Fiscal 2010, to the extent not required to be remitted to jurisdictions as unclaimed property, gift card breakage revenue is recognized based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.  Prior to Fiscal 2010, gift card breakage revenue was not recognized due to the absence of reliable historical data.  For Fiscal 2011 and Fiscal 2010, $0.2 million and $0.3 million of breakage revenue, respectively, was recorded in income as other income and is included in the accompanying consolidated statements of operations as a reduction to store operating, selling and administrative expense.  For Fiscal 2009, there was no breakage revenue recorded in our consolidated statements of operations.  The net deferred revenue liability at January 29, 2011 and January 30, 2010, was $3.1 million and $2.5 million, respectively.  Prior to Fiscal 2010, we escheated unredeemed gift cards.

Inventory Valuation.

Lower of Cost or Market:  Inventories are valued using the lower of weighted average cost or market method.  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of January 29, 2011 and January 30, 2010, the accrual was $1.8 million and $2.0 million, respectively.  A determination of net realizable value requires significant judgment and estimates.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our recent physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Store counts are typically performed on a cyclical basis, and the distribution center’s counts are performed quarterly.  As of January 29, 2011 and January 30, 2010, the accrual was $1.8 million.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 47.8% and 49.9% of our purchases for Fiscal 2011 and Fiscal 2010, respectively.  Our second largest vendor represented 8.3% and 6.4% of our purchases while our third largest vendor represented 8.1% and 9.0% of our purchases for Fiscal 2011 and Fiscal 2010, respectively.

Consignment Inventories:  Beginning in Fiscal 2010, we expanded our business model to include consignment merchandise.  Consignment inventories, which are owned by the vendor but located in our stores, are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At January 29, 2011 and January 30, 2010, vendor-owned inventories held at our locations (and not reported as our inventory) were $0.7 million and $0.3 million, respectively.

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

Uncertain Tax Positions.  We account for uncertain tax positions in accordance with ASC Topic 740, Income Taxes.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.  See “Part II, Item 8, Consolidated Financial Statements Note 9 – Income Taxes” for additional detail on our uncertain tax positions.

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

Leases.  We lease all our retail stores, our distribution center and certain equipment, including transportation and computer equipment.  We evaluate each lease at inception to determine whether the lease will be accounted for as an operating or capital lease.  The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.  The majority of our retail stores and our distribution center are operating leases.

Many of our operating lease agreements contain rent holidays, rent escalation clauses and/or contingent rent provisions.  We recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where failure to exercise such options would result in an economic penalty.  We use a time period for our straight-line rent expense calculation that equals or exceeds the time period used for depreciation on leasehold improvements.  In addition, the commencement date of the lease term is the earlier of the date when we become legally obligated for the rent payments or the date when we take possession of the building for initial setup of fixtures and merchandise.

We make judgments regarding the probable term for each lease, which can impact the classification and accounting for a lease as capital or operating, the escalations in payments that are taken into consideration when calculating straight-line rent and the term over which landlord allowances received are amortized.  These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported in a specific period if different assumed lease terms were used.

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

Although our operations are influenced by general economic conditions, we do not believe that, historically, inflation has had a material impact on our results of operations as we are generally able to pass along inflationary increases in costs to our customers.  However, in recent periods, we have experienced an impact on overall sales due to volatility in consumer spending behaviors attributable to higher unemployment, falling equity and real estate values, adverse weather conditions and the limited availability of credit.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Credit Availability Risk

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we purchase investments not guaranteed by the FDIC.  Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.  In an attempt to mitigate this risk, our investment policy emphasizes preservation of principal and liquidity.

We also have financial institutions that are committed to provide loans under our revolving credit facilities.  There is a risk that these institutions cannot deliver against these obligations.  For a further discussion of this risk and risks related to our deposits, see “Risk Factors” beginning on Page 9.

Interest Rate Risk

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our credit facilities, which bear an interest at a rate that varies with LIBOR, prime or federal funds rates.

At the end of Fiscal 2011, Fiscal 2010 and Fiscal 2009, we had no borrowings outstanding under any credit facility.  There were 10 days during the 52 weeks ended January 29, 2011, where we incurred borrowings against our credit facilities for an average borrowing of $5.3 million.  During Fiscal 2011, the maximum amount outstanding against these agreements was $10.8 million and the weighted average interest rate was 2.28%.

There were 110 days during the 52 weeks ended January 30, 2010, where we incurred borrowings against our credit facility for an average and maximum borrowing of $7.3 and $13.9 million, respectively, and an average interest rate of 1.82%.  There were 348 days during the 52 weeks ended January 31, 2009, where we incurred borrowings against our credit facility for an average and maximum borrowing of $23.2 million and $47.1 million, respectively, and an average interest rate of 2.85%.

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

Item 8.                      Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of our Company are included in response to this item:

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010

•Consolidated Statements of Operations for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009

•Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009

•Consolidated Statements of Stockholders’ Investment for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009

•Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hibbett Sports, Inc.:

We have audited the accompanying consolidated balance sheets of Hibbett Sports, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended January 29, 2011. We also have audited Hibbett Sports, Inc.’s internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hibbett Sports, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A (b)). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Hibbett Sports, Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sports, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Hibbett Sports, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Birmingham, Alabama
March 29, 2011

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

ASSETS	January 29, 2011	January 30, 2010
Current Assets:
Cash and cash equivalents	$75,517	$49,691
Trade receivables, net	3,290	2,693
Accounts receivable, other	2,095	1,936
Inventories, net	174,878	169,394
Prepaid expenses and other	6,033	1,643
Deferred income taxes, net	7,528	6,163
Total current assets	269,341	231,520

Property and Equipment:
Land and building	245	245
Buildings under capital lease	2,403	-
Equipment	51,087	48,715
Equipment under capital lease	345	345
Furniture and fixtures	25,629	24,352
Leasehold improvements	63,309	61,908
Construction in progress	1,245	691
	144,263	136,256
Less accumulated depreciation and amortization	104,207	95,172
Net property and equipment	40,056	41,084

Deferred income taxes, net	3,596	3,507
Other assets, net	1,272	593
Total Assets	$314,265	$276,704

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$75,986	$64,949
Short-term debt and capital lease obligations	312	117
Accrued income taxes	-	2,459
Accrued payroll expenses	9,818	8,012
Deferred rent	4,026	4,915
Other accrued expenses	4,192	3,485
Total current liabilities	94,334	83,937

Obligations under capital leases	2,245	152
Deferred rent	12,816	14,224
Unrecognized tax benefits	3,692	2,775
Other liabilities, net	1,090	537
Total liabilities	114,177	101,625

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
37,130,646 and 36,436,503 shares issued at January 29, 2011
and January 30, 2010, respectively	371	364
Paid-in capital	114,568	98,107
Retained earnings	289,952	243,552
Treasury stock, at cost; 9,223,038 and 7,761,813 shares
repurchased at January 29, 2011 and January 30, 2010, respectively	(204,803)	(166,944)
Total stockholders' investment	200,088	175,079
Total Liabilities and Stockholders' Investment	$314,265	$276,704

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Fiscal Year Ended
	January 29, 2011 (52 weeks)	January 30, 2010 (52 weeks)	January 31, 2009 (52 weeks)
Net sales	$664,954	$593,492	$564,188
Cost of goods sold, including distribution
center and store occupancy costs	434,552	397,292	378,817
Gross profit	230,402	196,200	185,371

Store operating, selling and administrative
expenses	143,232	129,888	123,075
Depreciation and amortization	13,623	13,905	14,324
Operating income	73,547	52,407	47,972

Interest income	42	60	41
Interest expense	(147)	(117)	(660)
Interest expense, net	(105)	(57)	(619)
Income before provision for income taxes	73,442	52,350	47,353

Provision for income taxes	27,042	19,801	17,905
Net income	$46,400	$32,549	$29,448

Basic earnings per share	$1.63	$1.14	$1.03
Diluted earnings per share	$1.60	$1.12	$1.02

Weighted average shares outstanding:
Basic	28,426	28,629	28,547
Diluted	29,033	29,089	28,954

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share information)

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Cash Flows From Operating Activities:
Net income	$46,400	$32,549	$29,448
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	13,623	13,905	14,324
Deferred and unrecognized income tax benefit, net	(1,558)	(2,433)	(925)
Excess tax benefit from stock option exercises	(3,435)	(781)	(388)
Loss on disposal and write-down of assets, net	164	232	513
Stock-based compensation	4,796	4,157	3,556
Other	(2)	-	-
Changes in operating assets and liabilities:
Trade receivables, net	(597)	(70)	(724)
Accounts receivable, other	(160)	829	912
Inventories, net	(5,484)	(17,618)	(10,369)
Prepaid expenses and other current assets	(4,391)	2,177	1,525
Accrued income taxes	906	3,232	(476)
Other assets, non-current	(149)	169	71
Accounts payable	11,036	489	336
Deferred rent, non-current	(1,408)	(2,319)	(1,469)
Accrued expenses and other	2,177	2,396	2,663
Net cash provided by operating activities	61,918	36,914	38,997

Cash Flows From Investing Activities:
Purchase of investments, net	(529)	(39)	(141)
Capital expenditures	(10,476)	(9,605)	(13,697)
Proceeds from sale of property and equipment	122	41	57
Net cash used in investing activities	(10,883)	(9,603)	(13,781)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(37,715)	-	(16,940)
Net payments on revolving credit facility and
capital lease obligations	(114)	(77)	-
Excess tax benefit from stock option exercises	3,435	781	388
Cash used to settle net share equity awards	(144)	-	-
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	9,329	1,026	1,244
Net cash (used in) provided by financing activities	(25,209)	1,730	(15,308)

Net Increase in Cash and Cash Equivalents	25,826	29,041	9,908
Cash and Cash Equivalents, Beginning of Year	49,691	20,650	10,742
Cash and Cash Equivalents, End of Year	$75,517	$49,691	$20,650

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$95	$117	$659
Income taxes, net of refunds	$31,987	$16,955	$21,162

Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation	$-	$-	$10
Shares awarded to satisfy deferred board compensation	-	-	664
Capital leases	$2,403	$345	$-
See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(in thousands, except share information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance-February 2, 2008	36,162,201	$362	$87,142	$181,555	6,723,113	$(150,004)	$119,055
Net income	-	-	-	29,448	-	-	29,448
Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $182	142,534	1	1,425	-	-	-	1,426
Tax shortfall on release of restricted stock and option exercises	-	-	(176)	-	-	-	(176)
Adjustment to income tax benefit from exercises of employee stock options	-	-	206	-	-	-	206
Purchase of shares under the stock repurchase program	-	-	-	-	1,038,700	(16,940)	(16,940)
Stock-based compensation	-	-	3,556	-	-	-	3,556

Balance-January 31, 2009	36,304,735	363	92,153	211,003	7,761,813	(166,944)	136,575
Net income	-	-	-	32,549	-	-	32,549
Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $408	131,768	1	1,430	-	-	-	1,431
Tax shortfall on release of restricted stock and option exercises	-	-	(6)	-	-	-	(6)
Adjustment to income tax benefit from exercises of employee stock options	-	-	373	-	-	-	373
Stock-based compensation	-	-	4,157	-	-	-	4,157

Balance-January 30, 2010	36,436,503	364	98,107	243,552	7,761,813	(166,944)	175,079
Net income	-	-	-	46,400	-	-	46,400
Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $3,435	694,143	7	12,756	-	-	-	12,763
Tax shortfall on release of restricted stock and option exercises	-	-	(67)	-	-	-	(67)
Adjustment to income tax benefit from exercises of employee stock options	-	-	(1,024)	-	-	-	(1,024)
Purchase of shares under the stock repurchase program	-	-	-	-	1,461,225	(37,859)	(37,859)
Stock-based compensation	-	-	4,796	-	-	-	4,796
Balance-January 29, 2011	37,130,646	$371	$114,568	$289,952	9,223,038	$(204,803)	$200,088

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett Sports, Inc. is an operator of sporting goods retail stores in small to mid-sized markets predominately in the Southeast, Southwest, Mid-Atlantic and Midwest regions of the United States.  References to “we,” “our,” “us” and the “Company” refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.  Our fiscal year ends on the Saturday closest to January 31 of each year.  The consolidated statements of operations for fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, include 52 weeks of operations.  Our merchandise assortment features a core selection of brand name merchandise emphasizing athletic footwear, team sports equipment, athletic and fashion apparel and related accessories.  We complement this core assortment with a selection of localized apparel and accessories designed to appeal to a wide range of customers within each market.

Principles of Consolidation

The consolidated financial statements of our Company include its accounts and the accounts of all wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Occasionally, certain reclassifications are made to conform previously reported data to the current presentation.  Such reclassifications had no impact on total assets, net income or stockholders’ investment in any of the years presented.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make estimates and assumptions that affect:

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

Customers

No customer accounted for more than 5.0% of our net sales during the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009.

Vendor Arrangements

We enter into arrangements with some of our vendors that entitle us to a partial refund of the cost of merchandise purchased during the year or reimbursement of certain costs we incur to advertise or otherwise promote their product.  The volume-based rebates, supported by vendor agreements, are estimated throughout the year and reduce the cost of inventories and cost of goods sold during the year.  This estimate is regularly monitored and adjusted for current or anticipated changes in purchase levels and for sales activity.

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

Cost of Goods Sold

We include inbound freight charges, merchandise purchases, store occupancy costs and a portion of our distribution costs related to our retail business in cost of goods sold.  Costs associated with moving merchandise to and between stores are included in store operating, selling and administrative expenses.

Advertising

We expense advertising costs when incurred.  We participate in various advertising and marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred.  A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as advertisements are run.

The following table presents the components of our advertising expense (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Gross advertising costs	$7,314	$5,572	$6,145
Advertising reimbursements	(3,389)	(2,268)	(3,054)
Net advertising costs	$3,925	$3,304	$3,091

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

We repurchased 1,461,225 shares of our common stock during Fiscal 2011 at a cost of $37.9 million, including 6,130 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.2 million.  We did not repurchase any of our common stock during Fiscal 2010.  As of January 29, 2011, we had approximately $212.1 million remaining available under the Program for stock repurchase.

Under the previous authorization approved by the Board in August 2004, we repurchased 1,038,700 shares of our common stock during the year ended January 31, 2009 at a cost of approximately $16.9 million.  As of January 29, 2011, we had repurchased a total of 9,223,038 shares of our common stock at an approximate cost of $204.8 million under the authorizations.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  We place our cash equivalents in high credit quality financial institutions.  We are exposed to credit risk in the event of default by these institutions to the extent the amount recorded on the consolidated balance sheet exceeds the FDIC insurance limits per institution.  Amounts due from third party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at January 29, 2011 and January 30, 2010 were $3.6 million and $2.8 million, respectively.

Investments

We hold investments in trust for the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) and the Hibbett Sports, Inc. Executive Voluntary Deferral Plan (Deferral Plan) which are trading securities and are classified as long-term assets on the consolidated balance sheet and are included in other assets, net.  At January 29, 2011 and January 30, 2010, we had approximately $0.9 million and $0.4 million, respectively, of investments included in other assets, net.  Net unrealized holding gains for Fiscal 2011 and Fiscal 2010 were $0.1 million and $11,000, respectively.

Trade and Other Accounts Receivable

Trade accounts receivable consists primarily of amounts due to us from sales to educational institutions for athletic programs.  We do not require collateral, and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant.  The allowance for doubtful accounts at January 29, 2011 and January 30, 2010 was $47,000 and $46,000, respectively.

Other accounts receivable consists primarily of tenant allowances due from landlords and cooperative advertising due from vendors.  We analyze other accounts receivable for collectability based on aging of individual components, underlying contractual terms and economic conditions.  Recorded amounts are deemed to be collectible.

Inventories and Valuation

Lower of Cost or Market:  Inventories are valued using the lower of weighted average cost or market method.   Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of January 29, 2011 and January 30, 2010, the accrual was $1.8 million and $2.0 million, respectively.  A determination of net realizable value requires significant judgment and estimates.

Shrinkage:  We accrue for inventory shrinkage based on the actual historical results of our most recent physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Store counts are typically performed on a cyclical basis and the distribution center’s counts are performed quarterly.  As of January 29, 2011 and January 30, 2010, the accrual was $1.8 million.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 47.8%, 49.9% and 51.4% of our purchases in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.  Our next largest vendor in Fiscal 2011 represented 8.3%, 6.4% and 7.9% of our purchases in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.  Our third largest vendor in Fiscal 2011 represented 8.1%, 9.0% and 8.4% of our purchases in Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.

Consignment Inventories:  Beginning in Fiscal 2010, we expanded our business model to include consignment merchandise.  Consignment inventories, which are owned by the vendor but located in our stores, are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At January 29, 2011 and January 30, 2010, vendor-owned inventories held at our locations (and not reported as our inventory) were $0.7 million and $0.3 million, respectively.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation on assets is principally provided using the straight-line method over their estimated service lives (3 to 5 years for equipment, 7 years for furniture and fixtures and 39 years for buildings) or, in the case of leasehold improvements, the shorter of the initial term of the underlying leases or the estimated economic lives of the improvements (typically 3 to 10 years).  Leasehold improvements and buildings under capital leases are amortized over the shorter of the useful life of the asset or the length of the related lease term.  The term of the lease includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.  We continually reassess the remaining useful life of leasehold improvements in light of store closing plans.

Construction in progress has historically been comprised primarily of property and equipment related to unopened stores and costs associated with technology upgrades at period end.  At fiscal year ended January 29, 2011, approximately 82.5% of the construction in progress balance was comprised of costs associated with technology projects.

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

In our consolidated statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current.  The liability for the current portion of unamortized landlord allowances was $3.4 million and $4.4 million at January 29, 2011 and January 30, 2010, respectively.  The liability for the long-term portion of unamortized landlord allowances was $9.4 million and $10.8 million at January 29, 2011 and January 30, 2010, respectively.  We estimate the non-cash portion of landlord allowances was $0.5 million and $0.9 million in Fiscal 2011 and Fiscal 2010, respectively.

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

In Fiscal 2009, we began a customer loyalty program, the MVP Rewards program, whereby customers enroll in the program and receive points in a variety of ways that are automatically converted into reward certificates based on program parameters that are subject to change.  An estimate of the obligation related to the program, based on historical redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the reward certificate.  At January 29, 2011 and January 30, 2010, the amount recorded in current liabilities for reward certificates issued was inconsequential.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us.  Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as a current liability.

Beginning in Fiscal 2010, to the extent not required to be remitted to jurisdictions as unclaimed property, gift card breakage revenue is recognized based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.  Prior to Fiscal 2010, gift card breakage revenue was not recognized due to the absence of reliable historical data.  For Fiscal 2011 and Fiscal 2010, breakage revenue of $0.2 million and $0.3 million, respectively, was recorded in income as other income and is included in the accompanying consolidated statements of operations as a reduction to store operating, selling and administrative expense.  For Fiscal 2009, there was no breakage revenue recorded in our consolidated statements of operations.  The net deferred revenue liability at January 29, 2011 and January 30, 2010, was $3.1 million and $2.5 million, respectively.  Prior to Fiscal 2010, we escheated unredeemed gift cards.

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

Insurance Accrual

We are self-insured for a significant portion of our health insurance.  Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims.  The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions.  To minimize our potential exposure, we carry stop-loss insurance which reimburses us for losses over $0.1 million per covered person per year, limited to a lifetime maximum reimbursement of $1.9 million per covered person.  As of January 29, 2011 and January 30, 2010, the accrual for these liabilities was $0.9 million and $0.7 million, respectively, and was included in accrued expenses in the consolidated balance sheets.

We are also self-insured for our workers’ compensation and general liability insurance up to an established deductible with a cumulative stop-loss.  As of January 29, 2011 and January 30, 2010, the accrual for these liabilities (which is not discounted) was $0.4 million and $0.6 million, respectively, and was included in accrued expenses in the consolidated balance sheets.

Sales Returns

Net sales returns were $23.2 million for Fiscal 2011, $20.3 million for Fiscal 2010 and $19.6 million for Fiscal 2009.  The accrual for the effect of estimated returns on pre-tax income was $0.4 million as of January 29, 2011 and January 30, 2010, and was included in accrued expenses in the consolidated balance sheets.  Determination of the accrual for estimated returns requires significant judgment and estimates.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) and other authoritative sources of U.S. GAAP for applicability to our operations.

In February 2010, the FASB issued amended guidance on subsequent events.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  The guidance was effective immediately, and we have adopted this new guidance.

NOTE 3.   STOCK-BASED COMPENSATION

At January 29, 2011, we had four stock-based compensation plans:

(a)
The Amended 2005 Equity Incentive Plan (Incentive Plan) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion.  The Incentive Plan was adopted effective July 1, 2005 and authorizes grants of equity awards of up to 1,983,159 authorized but unissued shares of common stock.  At January 29, 2011, there were 1,101,974 shares available for grant under the Incentive Plan.

(b)
The Amended 2005 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  The ESPP was adopted effective July 1, 2005.  At January 29, 2011, there were 102,099 shares available for purchase under the ESPP.

(c)
The Amended 2005 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options.  The Deferred Plan was adopted effective July 1, 2005 and authorizes grants of stock up to 112,500 authorized but unissued shares of common stock.  At January 29, 2011, there were 67,441 shares available for grant under the Deferred Plan.

(d)
The Amended 2006 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors.  The DEP was adopted effective June 1, 2006 and authorizes grants of equity awards of up to 679,891 authorized but unissued shares of common stock.  At January 29, 2011, there were 540,989 shares available for grant under the DEP.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of January 29, 2011, we had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based units (PSUs) to our employees and in the form of stock options to our Board members.  The annual grant made for Fiscal 2011, Fiscal 2010 and Fiscal 2009 to employees consisted solely of RSUs.  We have also awarded PSUs to our Named Executive Officers (NEOs) and expect the Compensation Committee of the Board will continue to grant PSUs to our NEOs in the future.  The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.  On March 17, 2009, the Compensation Committee of the Board awarded a grant of 46,800 non-qualified stock options to our then Chief Executive Officer (now Executive Chairman) that vest equally over four years and have an eight-year life.

The compensation cost that has been charged against income for these plans was as follows (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Stock-based compensation expense by type:
Stock options	$792	$1,799	$1,968
Restricted stock unit awards	3,937	2,278	1,482
Employee stock purchase	67	80	96
Director deferred compensation	-	-	10
Total stock-based compensation expense	4,796	4,157	3,556
Income tax benefit recognized	1,666	1,277	941
Stock-based compensation expense, net of income tax	$3,130	$2,880	$2,615

Stock-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses.  There is no capitalized stock-based compensation cost.

The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock unit awards vested during the period.  The actual income tax benefit realized for the deductions considered on our income tax returns for the fiscal year ended January 29, 2011, was from option exercises and restricted stock releases and totaled $4.4 million.  The actual income tax benefit realized for the deductions considered on our income tax returns for the fiscal years ended January 30, 2010 and January 31, 2009, was from option exercises and totaled $0.5 million and $0.6 million, respectively.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of our common stock on the date of grant.  Vesting and expiration provisions vary between equity plans, but options typically vest over a four- or five-year period in equal installments beginning on the first anniversary of the grant date and typically expire on the eighth or tenth anniversary of the date of grant.  Grants awarded to outside directors under both the DEP and Deferred Plan vest immediately upon grant and expire on the tenth anniversary of the date of grant.

Following is the weighted average fair value of each option granted during the fiscal year ended January 29, 2011.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for each period:

	Quarter Ended
	May 1,		July 31,	October 30,	January 29,
	2010		2010	2010	2011
Grant date	Mar 17	Mar 31	Jun 30	Sep 30	Dec 1	Dec 31
Exercise price	$25.86	$25.58	$23.96	$24.95	$34.66	$36.90
Weighted average fair value at date of grant	$10.17	$10.12	$9.76	$9.91	$13.60	$14.40
Expected option life (years)	4.63	4.63	4.63	4.67	4.67	4.67
Expected volatility	43.54	43.55	46.60	45.87	44.59	43.61
Risk-free interest rate	2.19%	2.34%	1.64%	1.18%	1.51%	1.85%
Dividend yield	None	None	None	None	None	None

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

In accordance with ASC Topic 718, we base the risk-free interest rate on the annual continuously compounded risk-free rate with a term equal to the option’s expected term.  The dividend yield is assumed to be zero since we have no current plan to declare dividends.

Activity for our option plans during the fiscal year ended January 29, 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at January 30, 2010	1,241,214	$17.27	4.47	$7,331
Granted	46,728	27.91
Exercised	(653,963)	13.87
Forfeited, cancelled or expired	(2,938)	27.60
Options outstanding at January 29, 2011	631,041	$21.54	4.90	$6,933

Exercisable at January 29, 2011	585,991	$21.76	4.82	$6,311

The weighted average grant fair value of options granted during the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 was $11.00, $9.48 and $7.43, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 was $0.8 million, $1.8 million and $2.0 million, respectively, before the recognized income tax benefit of $0.2 million, $0.4 million and $0.4 million, respectively.

The total intrinsic value of stock options exercised during the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 was $11.3 million, $1.3 million and $1.2 million, respectively.  The total cash received from these stock option exercises during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $9.1 million, $0.8 million and $0.7 million, respectively.  Excess income tax proceeds from stock option exercises are included in cash flows from financing activities as required by ASC Topic 230, Statement of Cash Flows.  As of January 29, 2011, there was no unrecognized compensation cost related to nonvested stock options.

Restricted Stock and Performance-Based Units

RSUs and PSUs are granted with a fair value equal to the closing market price of our common stock on the date of grant.  All PSUs have been awarded in the form of restricted stock units.  Compensation expense is recorded straight-line over the vesting period and, in the case of PSUs, at the estimated percent of achievement.  Restricted stock unit awards generally cliff vest in four to five years from the date of grant for those awards that are not performance-based.  PSUs provide for awards based on achievement of certain predetermined corporate performance goals and cliff vest in one to five years from the date of grant after achievement of stated performance criterion and upon meeting stated service conditions.

The following table summarizes the restricted stock unit awards activity under all of our plans during the fiscal year ended January 29, 2011:

	RSUs		PSUs		TOTALS
	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value	Number of Awards	Weighted Average Grant Date Fair Value
Restricted stock unit awards
outstanding at January 30, 2010	373,249	$20.23	156,935	$16.83	530,184	$19.23
Granted	119,921	25.86	73,500	25.86	193,421	25.86
Vested	(20,100)	28.33	(12,165)	26.46	(32,265)	27.62
Forfeited, cancelled or expired	(11,910)	21.19	-		(11,910)	21.25
Restricted stock unit awards
outstanding at January 29, 2011	461,160		218,270		679,430

The weighted average grant date fair value of our RSUs granted was $25.86, $18.06 and $15.12 for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively.  There were 193,421, 238,607 and 231,255 RSUs granted during Fiscal 2011, Fiscal 2010 and Fiscal 2009, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $3.9 million, $2.3 million and $1.5 million, respectively, before the recognized income tax benefit of $1.4 million, $0.9 million and $0.6 million, respectively.

During the fiscal year ended January 29, 2011, restricted stock unit awards of 193,421 units, including 73,500 awards that were PSUs, vested with an intrinsic value of $5.0 million.  The total intrinsic value of our restricted stock unit awards outstanding and unvested at January 29, 2011, January 30, 2010 and January 31, 2009 was $22.1 million, $11.3 million and $4.2 million, respectively.  As of January 29, 2011, there was approximately $7.7 million of total unamortized unrecognized compensation cost related to restricted stock unit awards.  This cost is expected to be recognized over a weighted average period of 2.5 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employees purchased 13,144 shares of common stock at an average price of $19.92 per share through the ESPP for the fiscal year ended January 29, 2011.  Our employees purchased 19,152 shares of common stock at an average price of $14.34 per share through the ESPP for the fiscal year ended January 30, 2010.  Our employees purchased 25,263 shares of common stock at an average price of $14.11 per share through the ESPP for the fiscal year ended January 31, 2009.

The assumptions used in the option pricing model were as follows:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Weighted average fair value at date of grant	$5.19	$4.27	$4.35
Expected life (years)	0.25	0.25	0.25
Expected volatility	43.5% - 46.6%	47.5% - 68.0%	48.0% - 51.5%
Risk-free interest rate	0.05% - 0.15%	0.03% - 0.22%	1.14% - 3.06%
Dividend yield	None	None	None

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of ASC Topic 718 as it relates to accounting for certain employee stock purchase plans with a look-back option.  The compensation expense included in store operating, selling and administrative expenses and recognized during each of the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 was $0.1 million.

Director Deferred Compensation

Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their Board and Board Committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into our common stock are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, Board and Board Committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  No stock units were deferred under this plan in Fiscal 2011 and Fiscal 2010.  A total of 664 stock units were deferred under this plan in Fiscal 2009.  Currently, one director has elected to defer compensation into stock units, beginning in calendar 2011.

There was no compensation expense related to director deferred compensation included in store operating, selling and administrative expenses during Fiscal 2011 and Fiscal 2010.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2009 was $10,000, before the recognized income tax benefit of $4,000.

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

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Net income, in thousands	$46,400	$32,549	$29,448

Weighted average number of common shares outstanding	28,425,781	28,629,023	28,547,435
Dilutive stock options	264,420	281,213	312,537
Dilutive restricted stock	343,024	178,510	93,724
Weighted average number of common shares outstanding and dilutive shares	29,033,225	29,088,746	28,953,696

Basic earnings per share	$1.63	$1.14	$1.03
Diluted earnings per share	$1.60	$1.12	$1.02

In calculating diluted earnings per share for the 52 weeks ended January 29, 2011, there were no options to purchase shares of common stock outstanding as of the end of the period that were not included in the computations of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for the 52 weeks ended January 30, 2010, options to purchase 304,361 shares of common stock were outstanding as of the end of the period, but were not included in the computations of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for the 52 weeks ended January 31, 2009, options to purchase 603,330 shares of common stock were outstanding as of the end of the period, but were not included in the computations of diluted earnings per share due to their anti-dilutive effect.

We excluded 84,800 nonvested stock awards granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to performance-based annual vesting conditions which had not been achieved by the end of the 52 weeks ended January 29, 2011.  Assuming the performance criteria had been achieved at target as of January 29, 2011, the incremental dilutive impact would have been 33,210 shares.

NOTE 5.   DEBT

At January 29, 2011, we had two unsecured credit facilities, which are renewable in August and November 2011.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  There were 10 days during the 52 weeks ended January 29, 2011, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $5.3 million and $10.8 million, respectively, at an average interest rate of 2.28%.  At January 29, 2011, a total of $80.0 million was available to us from these facilities.

At January 30, 2010, we had two unsecured credit facilities, which were renewable in August and November 2010.  The August facility allowed for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allowed for borrowings up to $50.0 million at a rate of prime plus 2%.  There were 110 days during the 52 weeks ended January 30, 2010, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $7.3 million and $13.9 million, respectively, at an average interest rate of 1.82%.  At January 30, 2010, a total of $80.0 million was available to us from these facilities.

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

NOTE 6.   LEASES

We have entered into capital leases for certain property and technology hardware.  At January 29, 2011, the total capital lease obligation was $2.6 million, of which $0.3 million was classified as a short-term liability and included in short-term debt and capital lease obligations and $2.3 million was classified as a long-term liability as obligations under capital leases in our consolidated balance sheet.  At January 30, 2010, the total capital lease obligation was $0.3 million, of which $0.1 million was classified as a short-term liability and included in short-term debt and capital lease obligations and $0.2 million was classified as a long-term liability as obligations under capital leases in our consolidated balance sheet.  At January 31, 2009, we did not have any capital lease obligations.

We lease the majority of our retail sporting goods stores under non-cancelable operating leases.  Regardless of whether the lease is classified as a capital lease or an operating lease, each has initial or remaining terms of more than one year.  The leases typically provide for terms of five to ten years with options to extend at our discretion.  Many of our leases contain scheduled increases in annual rent payments and the majority of our leases also require us to pay maintenance, insurance and real estate taxes.  Additionally, many of the lease agreements contain tenant improvement allowances, rent holidays and/or rent escalation clauses (contingent rentals) based on net sales for the location.  For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of our intended use.

Most of our retail store leases contain provisions that allow for early termination of the lease if certain pre-determined annual sales levels are not met.  Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease.  Should the lease be terminated under these provisions, in some cases, the unamortized portion of any landlord allowances related to that property would be payable to the landlord.

We also lease certain computer hardware, office equipment and transportation equipment under non-cancelable operating leases having initial or remaining terms of more than one year.

In February 1996, we entered into a sale-leaseback transaction to finance our distribution center and office facilities.  In December 1999, the related operating lease was amended to include the Fiscal 2000 expansion of these facilities.  The amended lease rate is $0.9 million per year and can increase annually with the Consumer Price Index.  This lease will expire in December 2014.   Future minimum lease payments under this non-cancelable lease aggregate approximately $3.4 million.  The transaction is also subject to quarterly financial covenants based on certain ratios.  We have never been in violation of any financial covenant requirement.

During the fiscal year ended January 29, 2011, we increased our lease commitments by a net of 31 retail stores, each having initial lease termination dates between October 2013 and September 2021 as well as various office and transportation equipment.  At January 29, 2011, the future minimum lease payments under capital leases and the present value of such payments, and the future minimum lease payments under our operating leases, excluding maintenance, insurance and real estate taxes, including the net 31 operating leases added during Fiscal 2011, were as follows (in thousands):

	Capital	Operating	Total
Fiscal 2012	$540	$42,609	$43,149
Fiscal 2013	366	36,368	36,734
Fiscal 2014	366	28,426	28,792
Fiscal 2015	366	20,546	20,912
Fiscal 2016	369	13,549	13,918
Thereafter	1,823	17,621	19,444
Total minimum lease payments	3,830	159,119	162,949
Less amount representing interest	1,273	-	1,273
Present value of total minimum lease payments	$2,557	$159,119	$161,676

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Minimum rentals	$36,294	$35,455	$34,283
Contingent rentals	5,220	4,165	2,689
	$41,514	$39,620	$36,972

NOTE 7.   DEFINED CONTRIBUTION BENEFIT PLANS

We maintain the Hibbett Sports, Inc. 401(k) Plan (401(k) Plan) for the benefit of our employees.  The 401(k) Plan covers all employees who have completed one year of service, worked 1,000 hours and who are at least 21 years of age.  Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law.  These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the 401(k) Plan.  The Company’s contribution to the 401(k) Plan equals (1) an amount determined at the discretion of the Board of Directors plus (2) a matching contribution equal to a discretionary percentage of up to 6.0% of a participant’s compensation.  For each of Fiscal 2011, Fiscal 2010 and Fiscal 2009, we matched $0.75 for each dollar of compensation deferred by the employees up to 6.0% of compensation.  Contribution expense incurred under the 401(k) Plan for Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $0.6 million, $0.4 million and $0.5 million, respectively.

We also maintain the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under our existing 401(k) Plan has been limited because of certain restrictions applicable to qualified plans.  The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation and receive an employer matching contribution equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 4.5% of compensation and subject to Board discretion.  The matching contribution for Fiscal 2012 has also been set by the Board as $0.75 for each dollar of compensation deferred up to 4.5% of compensation.  Contribution expense incurred under the Supplemental Plan for Fiscal 2011, Fiscal 2010 and Fiscal 2009 was $0.1 million for each year.  The Supplemental Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

In November 2009, the Board adopted the Hibbett Sports, Inc. Executive Voluntary Deferral Plan (Voluntary Plan) which provides key executives of the Company an opportunity to defer, on a pre-tax basis, up to 50% of their base salary and up to 100% of any bonus earned.  Participants, at election, determine the date payout is to be made with payout options as either a lump-sum payout or installment payments over two to five years.  The Voluntary Plan is subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA) and was effective February 1, 2010 and is also intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

In January 2010, we introduced a Flexible Spending Account Plan (FSA) that allows employees to set aside pre-tax amounts for out-of-pocket health care and dependent care expenses.  The health care FSA is subject to ERISA, whereas the dependent care FSA is not.  Employees are eligible to participate in the FSA upon meeting eligibility requirements or upon a defined qualifying event, and may enroll annually during an open enrollment period.  Plan amounts are determined annually by the employee in advance and are subject to IRS dollar limitations.  Employee elections, in general, cannot be increased, decreased or discontinued during the election period.  Unused amounts at the end of the plan year are subject to forfeiture and such forfeitures can be used to offset administrative expenses related to any benefit plan.  The first withholdings began in February 2010.

NOTE 8.   RELATED-PARTY TRANSACTIONS

The Company leases one store under a sublease arrangement from Books-A-Million, Inc., (BAMM) of which one of our Directors, Terrance G. Finley is an executive officer and stockholder and another Director, Albert C. Johnson, is a Director and stockholder.  The sublease agreement expired in June 2008, but was renewed under a five-year term to expire in June 2013.  Minimum lease payments were $161,000 in Fiscal 2011 and $191,000 in Fiscal 2010 and Fiscal 2009.  Future minimum lease payments under this non-cancelable sublease aggregate approximately $0.4 million.

NOTE 9.   INCOME TAXES

Our effective tax rate is based on our income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.  Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

A summary of the components of the provision (benefit) for income taxes is as follows (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Federal:
Current	$24,924	$19,686	$17,122
Deferred	(1,136)	(1,741)	(827)
	23,788	17,945	16,295

State:
Current	3,572	2,366	1,698
Deferred	(318)	(510)	(88)
	3,254	1,856	1,610

	$27,042	$19,801	$17,905

A reconciliation of the statutory federal income tax rate as a percentage of income before provision for income taxes follows:

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
Effect of state income taxes, net of federal benefits	2.48	2.31	1.99
Other, net	(0.66)	0.52	0.82
	36.82%	37.83%	37.81%

In accordance with ASC Topic 740, Income Taxes, deferred income taxes on the consolidated balance sheet result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes.  The components of the deferred income tax asset, net, are as follows (in thousands):

	January 29, 2011		January 30, 2010
	Current	Non-current	Current	Non-current
Deferred rent	$1,620	$5,166	$1,972	$5,712
Inventories	3,744	-	3,169	-
Accruals	2,421	1,069	1,666	942
Stock-based compensation	867	3,541	297	2,902
Other	19	6	19	1
Total deferred tax assets	8,671	9,782	7,123	9,557

Accumulated depreciation and amortization	-	(6,048)	-	(5,906)
Prepaid expenses	(715)	-	(640)	(13)
Accruals	(71)	-	(19)	-
Other	(357)	(138)	(301)	(131)
Total deferred tax liabilities	(1,143)	(6,186)	(960)	(6,050)
Deferred income taxes, net	$7,528	$3,596	$6,163	$3,507

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

We apply the provisions of FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, codified primarily in ASC Topic 740.  In accordance with ASC Topic 740, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation.  Such adjustments are recognized entirely in the period in which they are identified.  Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

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

A reconciliation of the unrecognized tax benefit under ASC Topic 740 follows (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Unrecognized tax benefit - beginning of year	$2,351	$2,501	$2,623
Gross increases - tax positions in prior period	264	105	-
Gross decreases - tax positions in prior period	-	-	(100)
Gross increases - tax positions in current period	2,191	259	241
Settlements	-	-	-
Lapse of statute of limitations	(919)	(514)	(263)
Unrecognized tax benefit - end of year	$3,887	$2,351	$2,501

We classify interest and penalties recognized on unrecognized tax benefits as income tax expense.  As of January 29, 2011, January 30, 2010 and January 31, 2009, we have accrued interest and penalties in the amount of $0.3 million, $0.4 million and $0.5 million, respectively.

Of the unrecognized tax benefits as of January 29, 2011, January 30, 2010 and January 31, 2009, $1.6 million, $1.3 million and $1.1 million, respectively, if recognized, would affect our effective income tax rate.

NOTE 10.   COMMITMENTS AND CONTINGENCIES

Annual Bonuses and Equity Incentive Awards

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At January 29, 2011 and January 30, 2010, there was $4.1 million and $3.3 million, respectively, of annual bonus related expense included in accrued expenses.

In addition, the Compensation Committee (Committee) of the Board of Directors places performance criteria on awards of  PSUs made in the form of RSUs to our NEOs under the Incentive Plan.  The performance criteria are tied to performance targets with respect to future sales and operating income over a specified period of time.  These PSUs are expensed under the provisions of ASC Topic 718 and are evaluated each quarter to determine the probability that the performance conditions set within will be met.  We expect the Committee to continue to place performance criteria on awards of RSUs to our NEOs in the future.

Legal Proceedings and other Contingencies

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material adverse effect on our results of operations for the period in which they are resolved.   At January 29, 2011, we estimate that the liability related to these matters is approximately $0.4 million and accordingly, have accrued $0.4 million as a current liability in our consolidated balance sheet.  As of January 30, 2010, we had accrued $0.3 million as it related to our estimated liability for legal proceedings.

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

NOTE 11.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated financial data for the thirteen-week quarters indicated (dollar amounts in thousands, except per share amounts):

	Fiscal Year Ended January 29, 2011
	First	Second	Third	Fourth
Net sales	$184,506	$139,819	$167,420	$173,209
Gross profit	66,109	44,775	59,059	60,459
Operating income	27,676	6,481	20,087	19,303
Net income	17,341	4,013	12,588	12,458

Basic earnings per share	$0.60	$0.14	$0.45	$0.45
Diluted earnings per share	$0.59	$0.14	$0.44	$0.44

	Fiscal Year Ended January 30, 2010
	First	Second	Third	Fourth
Net sales	$157,700	$123,118	$145,855	$166,819
Gross profit	52,696	36,788	49,637	57,079
Operating income	17,558	1,938	13,944	18,966
Net income	10,912	1,109	8,775	11,752

Basic earnings per share	$0.38	$0.04	$0.31	$0.41
Diluted earnings per share	$0.38	$0.04	$0.30	$0.40

In the opinion of our management, this unaudited information has been prepared on the same basis as the audited information presented elsewhere herein and includes all adjustments necessary to present fairly the information set forth herein.  The operating results from any quarter are not necessarily indicative of the results to be expected for any future period.

NOTE 12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	January 29, 2011			January 30, 2010
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$-	$-	$-	$-	$-	$-
Long-term investments	901	-	-	372	-	-
Total investments	$901	$-	$-	$372	$-	$-

Long-term investments are reported in other assets in our consolidated balance sheets.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.                      Controls and Procedures.

(a)   Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 29, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2011, based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2011.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of January 29, 2011 included in Item 8 herein.

(c)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                       Other Information.

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics (Code) for all Company employees, including our Named Executive Officers as determined for our Proxy Statement for the 2011 Annual Meeting of Stockholders (Proxy Statement) to be held on May 26, 2011.  We have also adopted a set of Corporate Governance Guidelines (Guidelines) and charters for all of our Board Committees, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for Senior Executive and Financial Officers as well as any change or amendments to our Guidelines or committee charters by posting such information on our website.  The Code, Guidelines and charters are posted on our website, www.hibbett.com under “Investor Information.”

The information appearing in the Proxy Statement, relating to the members of the Audit Committee and the Audit Committee financial expert under the caption “Board and Committees of the Board” as well as the information appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is hereby incorporated by reference.

The balance of the information required in this item is incorporated by reference from the sections entitled “Directors and Executive Officers,” “The Board of Directors,” “Annual Compensation of Executive Officers” and “Related Person Transactions” in the Proxy Statement.

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

Equity Compensation Plan Information (1)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	1,310,471	$21.54	1,822,503
Equity compensation plans not approved by security holders	-	-	-
TOTAL	1,310,471	$21.54	1,822,503

(1)	Information presented as of January 29, 2011.
(2)
Includes 461,160 RSUs and 218,270 PSUs that may be awarded if specified targets and/or service periods are met.   The weighted average exercise price of outstanding options does not include these awards.

(3)	Includes 102,099 shares remaining under our ESPP and 67,441 shares remaining under our DEP of which approximately 5,000 shares are subject to purchase in the purchasing period ending March 31, 2011.

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

The following Financial Statements and Supplementary Data of the Registrant and Independent Registered Public Accounting Firm’s Report on such Financial Statements are incorporated by reference from the Registrant’s 2011 Annual Report to Stockholders, in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	31
	Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010	32
	Consolidated Statements of Operations for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009	33
	Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009	34
	Consolidated Statements of Stockholders’ Investment for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009	35
	Notes to Consolidated Financial Statements	36

2.	Financial Statement Schedules.

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

Number	Description

	Certificates of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company; incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.
3.2	Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2010.

	Form of Stock Certificate
4.1	Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts
10.1
Sub-Sub-Sublease Agreement between Hibbett Sporting Goods, Inc. and Books-A-Million, dated April 23, 1996; incorporated by reference as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 7, 2006.

10.2
Third Amendment to the Amended and Restated 1996 Stock Option Plan; incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

10.3
Amendment to the 1996 Stock Option Plan for Outside Directors; incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

10.4
Second Amendment to the 2005 Employee Stock Purchase Plan; incorporated by reference as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.

10.5	Change in Control Severance Agreement; incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008.
10.6
Executive Restricted Stock Unit Award Agreement; incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008.

10.7
Amended and Restated 2005 Directors Deferred Compensation Plan; incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2008.

10.8
Amended and Restated 2006 Executive Cash Bonus Plan; incorporated by reference as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2008.

10.9
Non-Employee Director Non-Qualified Option Agreement; incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2009.

10.10
Hibbett Sports, Inc. Executive Voluntary Deferral Plan; incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009.

10.11	Master Note – Regions Bank Line of Credit; attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2010.
10.12
Amendment No. 3 to Credit Agreement between the Company and Bank of America, N.A., dated as of November 19, 2010; incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2010.

10.13
Hibbett Sports, Inc. 2005 Equity Incentive Plan (as amended and restated); incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2011.

10.14
Hibbett Sports, Inc. Amended and Restated 2006 Non-Employee Director Equity Plan; incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2011.

Annual Report to Security Holders
13.1	Fiscal 2011 Annual Report to Stockholders.

	Subsidiaries of the Registrant
21	List of Company’s Subsidiaries: 1)Hibbett Sporting Goods, Inc. 2)Hibbett Team Sales, Inc. 3)Sports Wholesale, Inc. 4)Hibbett Capital Management, Inc. 5)Sports Holdings, Inc.
	6)Gift Card Services, LLC 7)Hibbett.com, Inc.

	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)	56

	Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)	57
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)	58
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)	59

	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except to the extent expressly set forth by specific reference in such filing.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT SPORTS, INC.

Date: March 29, 2011	By:	/s/ Gary A. Smith
Gary A. Smith Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffry O. Rosenthal	Chief Executive Officer and President (Principal Executive Officer)	March 29, 2011
Jeffry O. Rosenthal

/s/ Gary A. Smith	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 29, 2011
Gary A. Smith

/s/ Michael J. Newsome	Executive Chairman of the Board	March 29, 2011
Michael J. Newsome

/s/ Alton E. Yother	Lead Director	March 29, 2011
Alton E. Yother

/s/ Jane F. Aggers	Director	March 29, 2011
Jane F. Aggers

/s/ Terrance G. Finley	Director	March 29, 2011
Terrance G. Finley
/s/ Albert C. Johnson	Director	March 29, 2011
Albert C. Johnson

/s/ Carl Kirkland	Director	March 29, 2011
Carl Kirkland

/s/ Ralph T. Parks	Director	March 29, 2011
Ralph T. Parks

/s/ Thomas A. Saunders, III	Director	March 29, 2011
Thomas A. Saunders, III