Form 10-Q
period 2011-04-30
HIBBETT SPORTS INC
filed 2011-06-03
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of June 2, 2011, were 27,318,710 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	April 30, 2011	January 29, 2011
Current Assets:
Cash and cash equivalents	$85,344	$75,517
Inventories, net	174,729	174,878
Other current assets	13,768	18,946
Total current assets	273,841	269,341

Property and equipment	146,496	144,263
Less accumulated depreciation and amortization	106,747	104,207
Property and equipment, net	39,749	40,056

Other assets, net	5,239	4,868
Total Assets	$318,829	$314,265

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$78,502	$75,986
Accrued payroll expenses	4,467	9,818
Deferred rent	3,959	4,026
Income taxes payable	6,715	-
Short-term debt and capital lease obligations	280	312
Other accrued expenses	4,156	4,192
Total current liabilities	98,079	94,334

Deferred rent	12,243	12,816
Other liabilities, net	6,420	7,027
Total liabilities	116,742	114,177

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
37,288,580 and 37,130,646 shares issued at April 30, 2011
and January 29, 2011, respectively	373	371
Paid-in capital	118,902	114,568
Retained earnings	311,289	289,952
Treasury stock, at cost; 9,955,585 and 9,223,038 shares
repurchased at April 30, 2011 and January 29, 2011, respectively	(228,477)	(204,803)
Total stockholders' investment	202,087	200,088
Total Liabilities and Stockholders' Investment	$318,829	$314,265

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010

Net sales	$203,656	$184,506
Cost of goods sold, including distribution
center and store occupancy costs	127,863	118,397
Gross profit	75,793	66,109

Store operating, selling and administrative
expenses	38,373	34,941
Depreciation and amortization	3,279	3,492
Operating income	34,141	27,676

Interest expense, net	56	6
Income before provision for income taxes	34,085	27,670

Provision for income taxes	12,748	10,329
Net income	$21,337	$17,341

Earnings per share:
Basic	$0.78	$0.60
Diluted	$0.76	$0.59

Weighted average shares outstanding:
Basic	27,446	28,749
Diluted	27,973	29,364

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Cash Flows From Operating Activities:
Net income	$21,337	$17,341
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,279	3,492
Stock-based compensation	1,841	1,491
Other non-cash adjustments to net income	1,021	(732)
Changes in operating assets and liabilities	8,051	(1,300)
Net cash provided by operating activities	35,529	20,292

Cash Flows From Investing Activities:
Capital expenditures	(3,005)	(1,275)
Other, net	(262)	(187)
Net cash used in investing activities	(3,267)	(1,462)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(22,578)	-
Net payments on revolving credit facility and
capital lease obligations	(73)	(26)
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	954	2,041
Other, net	(738)	818
Net cash (used in) provided by financing activities	(22,435)	2,833

Net Increase in Cash and Cash Equivalents	9,827	21,663
Cash and Cash Equivalents, Beginning of Period	75,517	49,691
Cash and Cash Equivalents, End of Period	$85,344	$71,354

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2011.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of April 30, 2011 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed on March 29, 2011.

2.           Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) and other authoritative sources of U.S. GAAP for applicability to our operations.  As of April 30, 2011, there were no new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed on March 29, 2011.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of April 30, 2011 and January 29, 2011 (in thousands):

	April 30, 2011			January 29, 2011
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$-	$-	$-	$-	$-	$-
Long-term investments	1,159	-	-	901	-	-
Total investments	$1,159	$-	$-	$901	$-	$-

Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.           Inventory Purchase Concentration

Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented approximately 47.2% and 49.5% of our purchases for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.  Our second largest vendor represented approximately 9.7% and 6.4% of our purchases while our third largest vendor represented approximately 7.5% and 6.6% of our purchases for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.

5.           Debt

At April 30, 2011, we had two unsecured credit facilities, which are renewable in August 2011 and November 2011.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during the thirteen-weeks ended April 30, 2011, nor was there any debt outstanding under either of these facilities at April 30, 2011.  A total of $80.0 million was available to us at April 30, 2011.

At January 29, 2011, we had the same two unsecured facilities and corresponding terms as listed above.  There were 10 days during the 52 weeks ended January 29, 2011, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $5.3 million and $10.8 million, respectively, at an average interest rate of 2.28%.

6.           Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen weeks ended April 30, 2011 and May 1, 2010 were as follows (in thousands):

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Stock-based compensation expense by type:
Stock options	$406	$501
Restricted stock awards	1,394	966
Employee stock purchase	26	24
Director deferred compensation	15	-
Total stock-based compensation expense	1,841	1,491
Income tax benefit recognized	676	501
Stock-based compensation expense, net of income tax	$1,165	$990

In the thirteen weeks ended April 30, 2011, we granted the following equity awards:

Equity Type	Shares Awarded
Stock options	32,093
Restricted stock units	102,143
Performance-based restricted stock units	53,000
Deferred stock units	419

In addition, our employees purchased 3,239 shares of our common stock under our employee stock purchase plan.

The weighted-average grant date fair value of stock options granted during the thirteen weeks ended April 30, 2011 was $12.65 per share.  The grant date fair value of shares of stock purchased through our employee stock purchase plan was $7.91 and the price paid by our employees for shares of our common stock was $30.44 during the thirteen weeks ended April 30, 2011.

At April 30, 2011, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $10.4 million and the weighted-average period over which such awards are expected to be recognized was 3.05 years.  There are no future compensation costs related to nonvested stock options to be recognized at April 30, 2011.

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

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Weighted-average shares used in basic computations	27,446	28,749
Dilutive equity awards	527	615
Weighted-average shares used in diluted computations	27,973	29,364

For the thirteen weeks ended April 30, 2011, no options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of an anti-dilutive effect.  For the thirteen weeks ended May 1, 2010, options for 118,751 of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

We also excluded 137,800 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding, because they are subject to certain performance-based annual vesting conditions which had not been achieved by the end of the thirteen weeks ended April 30, 2011.  Assuming the performance-criteria had been achieved as of April 30, 2011, the incremental dilutive impact would have been 48,195 shares.

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

We repurchased 732,547 shares of our common stock during the thirteen weeks ended April 30, 2011 at a cost of $23.7 million, including 35,547 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $1.1 million.  As of April 30, 2011, we have approximately $189.6 million remaining available under the Program for stock repurchase.

Under the old authorization approved by the Board in August 2004, we repurchased 7,761,813 shares of our common stock at an approximate cost of $166.9 million.  Under both authorizations, we have acquired a total of 9,955,585 shares of our common stock at an approximate cost of $228.5 million.

9.           Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property and technology hardware.  At April 30, 2011, the total capital lease obligation was $2.5 million, of which $0.3 million was classified as a short-term liability and included in short-term debt and capital lease obligations and $2.2 million was classified as a long-term liability and included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At January 29, 2011, the total capital lease obligation was $2.6 million, of which $0.3 million was classified as short-term and included in short-term debt and capital lease obligations and $2.3 million was classified as long-term and included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended April 30, 2011, we opened 8 stores and closed 7 stores increasing our lease commitments by a net of one retail store.  The 8 stores we opened have initial lease termination dates between September 2015 and June 2021.  At April 30, 2011, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital and operating leases, were as follows (in thousands):

	Capital	Operating	Total
Remaining Fiscal 2012	$405	$32,028	$32,433
Fiscal 2013	366	37,127	37,493
Fiscal 2014	366	29,128	29,494
Fiscal 2015	366	21,064	21,430
Fiscal 2016	369	14,059	14,428
Fiscal 2017	379	8,185	8,564
Thereafter	1,444	10,361	11,805
Total minimum lease payments	3,695	151,952	155,647
Less amount representing interest	1,211	-	1,211
Present value of total minimum lease payments	$2,484	$151,952	$154,436

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $3.2 million.  The related operating lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, primarily based on measures of Company operating performance.  At April 30, 2011 and January 29, 2011, there was $1.4 million and $4.1 million, respectively, of annual bonus related expenses included in accrued payroll expenses.

In addition, the Compensation Committee of the Board has placed performance criteria on awards of restricted stock units (PSUs) to our Named Executive Officers.  The performance criteria are tied to performance targets with respect to future return on invested capital and earnings before interest and taxes over a specified period of time.  These PSUs are expensed under the provisions of ASC Topic 718, Compensation – Stock Compensation, and are evaluated each quarter to determine the probability that the performance conditions set within will be met.

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At April 30, 2011 and January 29, 2011, we estimated that the liabilities related to these matters were approximately $0.2 million and $0.4 million, respectively, and accordingly, accrued $0.2 million and $0.4 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

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

At April 30, 2011, we do not anticipate any tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2008 or by most state taxing jurisdictions for years prior to Fiscal 2007.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

IMPORTANT NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan” or “estimate.”  For example, our forward-looking statements include statements regarding:

•	our anticipated annual effective tax rate based on expected taxable income and the expected tax deductions from future employee stock option exercises;
•	our belief that we are the primary sporting goods retailer in our markets and our expectations concerning store locations, types and size;
•	the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facilities;
•	our estimates and assumptions as they relate to the preparation of our condensed unaudited financial statements and our estimates of economic and useful lives of depreciable assets and leases;
•	our expectations concerning timing of expensing of nonvested stock awards; and
•	the possible effect of the current economic state on our costs and profitability.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors,”  “Business” and “Properties” in our Form 10-K for the fiscal year ended January 29, 2011.

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

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small and mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and the Midwest.  Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service.  As of April 30, 2011, we operated a total of 799 retail stores composed of 778 Hibbett Sports stores, 18 Sports Additions athletic shoe stores and 3 Sports & Co. superstores in 26 states.

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

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal years ended January 28, 2012 and January 29, 2011 will each include 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

We utilize a merchandise management system that allows us to identify and monitor trends.  However, this system does not produce U.S. GAAP financial information by product category.  Therefore, it is impracticable to provide U.S. GAAP net sales by product category.

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

Executive Summary

The strong sales trend we experienced in Fiscal 2011 continued throughout the first quarter of Fiscal 2012.  Our overall positive sales performance was driven by double-digit increases in footwear and high single-digit increases in activewear and accessories.  Net sales for the thirteen weeks ended April 30, 2011, increased 10.4% to $203.7 million compared with $184.5 million for the thirteen weeks ended May 1, 2010.  Comparable store sales increased 6.8% versus an increase of 14.5% in the first quarter of last year.  Operating income was a record 16.8% of net sales for the first quarter of Fiscal 2012, beating the prior record set of 15.0% of net sales for the first quarter of Fiscal 2011.  Net income for the first quarter of Fiscal 2012 increased 23.1% to $21.3 million compared with $17.3 million for the first quarter of Fiscal 2011.  Earnings per diluted share increased 29.2% to $0.76 compared with $0.59 for the first quarter of Fiscal 2011.

During the first quarter of Fiscal 2012, we opened 8 new stores, expanded 4 stores and closed 7 underperforming stores, bringing the store base to 799 in 26 states as of April 30, 2011.  We ended the first quarter with $85.3 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 732,547 shares of our common stock for a total expenditure of $23.7 million under our stock repurchase authorization during the first quarter.

Significant Accounting Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our significant accounting policies and estimates are described more fully in the Annual Report on Form 10-K for the fiscal year ended January 29, 2011, and filed on March 29, 2011.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 of this Form 10-Q for the period ended April 30, 2011, for information regarding recent accounting pronouncements.

Results of Operations

Thirteen Weeks Ended April 30, 2011 Compared to Thirteen Weeks Ended May 1, 2010

Net sales.  Net sales increased $19.1 million, or 10.4%, to $203.7 million for the thirteen weeks ended April 30, 2011 from $184.5 million for the comparable period in the prior year.  Furthermore:

•
We opened 8 Hibbett Sports stores, closed 7 underperforming stores and relocated or expanded 4 high performing stores in the thirteen weeks ended April 30, 2011.  New stores and stores not in the comparable store net sales calculation increased net sales by $7.0 million during the thirteen weeks.

•	We experienced a 6.8% increase in comparable store net sales, which amounted to $12.1 million, for the thirteen weeks ended April 30, 2011.

During the thirteen weeks ended April 30, 2011, 742 stores were included in comparable store net sales.  We believe we are experiencing higher traffic per door and an increase in dollars per transaction and items sold per transaction.  We also believe we are improving the customer service experience by satisfying more customers with our in-stock position and product assortments specific to each store.  The increase in comparable store sales was driven by strong performances in footwear, activewear and accessories.  Strong product performances were led by men’s and kid’s footwear, footwear accessories, as well as women’s and girl’s activewear.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $75.8 million, or 37.2% of net sales, in the thirteen weeks ended April 30, 2011, compared with $66.1 million, or 35.8% of net sales, in the same period of the prior fiscal year.  The increase in gross profit percent was due primarily to less promotions and improved inventory age.  Distribution expense as a percentage of net sales was flat compared to a year ago.  Occupancy expense as a percentage of net sales decreased 34 basis points, with the largest decrease in rent expense as a percentage of net sales.  This decrease resulted from lease renegotiations and landlord co-tenancy violations.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $38.4 million, or 18.8% of net sales, for the thirteen weeks ended April 30, 2011, compared to $34.9 million, or 18.9% of net sales, for the comparable period a year ago.  We closely monitor and carefully manage these costs.  For the first quarter:

•
Salary and benefit expenses decreased 24 basis points as a percentage of net sales at the retail level, but increased 7 basis points at the administrative level, primarily from an increase in the annual bonus accrual.  Stock-based compensation expense also increased 9 basis points primarily due to the vesting of employee restricted stock unit awards and the increase in fair market value of awards granted this year versus last year.

•	We experienced a decrease in legal fees relating to a reduction in our accrual from fiscal year end.
•	Credit card fees increased resulting from higher interchange rates and costs related to PCI compliance.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.6% in the thirteen weeks ended April 30, 2011, compared to 1.9% for the comparable period a year ago.  We attribute the decrease in depreciation expense as a percentage of net sales to a decrease in the overall investment in leasehold improvements in recent years as more of the build-out work is being done by landlords.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 6.3% in the thirteen weeks ended April 30, 2011, compared to 5.6% for the thirteen weeks ended May 1, 2010.  This increase was primarily due to operating efficiencies achieved resulting in higher pre-tax income as a percentage of net sales.  The combined federal, state and local effective income tax rates as percentages of pre-tax income were 37.4% and 37.3% for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.

Liquidity and Capital Resources

Our capital requirements relate primarily to new store openings and existing store expansions or remodels, stock repurchases and working capital requirements.  Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year.  Historically, we have funded our cash requirements through our cash flow from operations and occasionally from borrowings under our revolving credit facilities.

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Net cash provided by operating activities:	$35,529	$20,292
Net cash used in investing activities:	(3,267)	(1,462)
Net cash (used in) provided by financing activities:	(22,435)	2,833
Net increase in cash and cash equivalents	$9,827	$21,663

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

Net cash provided by operating activities was $35.5 million for the thirteen weeks ended April 30, 2011 compared with net cash provided by operating activities of $20.3 million for the thirteen weeks ended May 1, 2010.  The largest sources of cash during the period was an increase in prepaid expenses, accrued income taxes and accounts payable as we effectively managed cash and extended some terms through the use of a purchasing card.  The largest use of cash during the period was a decrease in accrued expenses.  At April 30, 2011, the inventory level on a per store basis increased slightly while total inventory increased 5.9% compared to May 1, 2010.  Non-cash charges included depreciation and amortization expense and stock-based compensation expense.

Investing Activities.

Net cash used in investing activities in the thirteen weeks ended April 30, 2011 totaled $3.3 million compared with net cash used in investing activities of $1.5 million in the thirteen weeks ended May 1, 2010.  Capital expenditures used $3.0 million and $1.3 million of cash in the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.  We use cash in investing activities to open new stores and remodel or relocate existing stores.  The reduction of capital expenditures over last year is due to a lower initial investment in leasehold improvements per new store.  Furthermore, net cash used in investing activities includes purchases of information technology assets and capital expenditures for our distribution facility and corporate headquarters.

We opened 8 new stores and relocated or expanded 4 existing stores during the thirteen weeks ended April 30, 2011 as compared to opening 2 new stores and relocating or expanding 3 existing stores during the thirteen weeks ended May 1, 2010.

We estimate the cash outlay for capital expenditures in the fiscal year ending January 28, 2012 will be approximately $13.0 million, which relates to the opening of approximately 50 new stores, remodeling of selected existing stores, information system upgrades and various improvements at our headquarters and distribution center.  Of the total budgeted dollars for capital expenditures for Fiscal 2012, we anticipate that over 56% will be related to the opening of new stores and remodeling and/or relocating existing stores.  Approximately 34% will be related to information systems with the remaining 10% related primarily to office expansion, distribution center improvement and security equipment for our stores.

Financing Activities.

Net cash used in financing activities was $22.4 million in the thirteen weeks ended April 30, 2011 compared to net cash provided by financing activities of $2.8 million in the prior year period.  The cash fluctuation was primarily due to the repurchase of shares of our common stock when compared to the same period last year.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At April 30, 2011, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively, and which renew in August 2011 and November 2011, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  We had no debt outstanding under either of these facilities as of April 30, 2011.

Based on our current operating and store opening plans and plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of April 30, 2011.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

We also have financial institutions that are committed to provide loans under our revolving credit facilities.  There is a risk that these institutions cannot deliver against these obligations.  For a further discussion of this risk and risks related to our deposits, see “Risk Factors” in our Form 10-K for the fiscal year ended January 29, 2011.

Interest Rate Risk

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our credit facilities, which bears interest at a rate that varies with LIBOR, prime or federal funds rates.

At the end of April 30, 2011 and January 29, 2011, we had no borrowings outstanding under any credit facility.  We did not incur any borrowings against our credit facilities during the thirteen weeks ended April 30, 2011.  There were 10 days during the 52 weeks ended January 29, 2011, where we incurred borrowings against our credit facilities for an average borrowing of $5.3 million.  During Fiscal 2011, the maximum amount outstanding against these agreements was $10.8 million and the weighted average interest rate was 2.28%.

A 10.0% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 30, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended April 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At April 30, 2011 and January 29, 2011, we estimated that the liabilities related to these matters were approximately $0.2 million and $0.4 million, respectively, and accordingly, accrued $0.2 million and $0.4 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

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

We operate in an environment that involves a number of risks and uncertainties which are described in our Form 10-K for the year ended January 29, 2011.  If any of the risks described in our Fiscal 2011 Form 10-K were to actually occur, our business, operating results and financial results could be adversely affected.  There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended January 29, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended April 30, 2011 (1):

Period	Total Number of Shares Purchased (2)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
January 30, 2011 to February 26, 2011	490,335	$31.51	490,335	$196,996
February 27, 2011 to April 2, 2011	145,412	$32.21	145,412	$193,101
April 3, 2011 to April 30, 2011	96,800	$36.55	96,800	$189,563
Total	732,547	$32.32	732,547	$189,563

(1)
In November 2009, the Board authorized a new Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through February 2, 2013.  The Program replaced an existing plan that was adopted in August 2004, which was to expire in January 2010 and which the maximum authorization was $250.0 million.  See Note 8, “Stock Repurchase Program”, on page 6.

(2)	Includes 35,547 shares acquired from holders of restricted stock unit awards to satisfy income tax withholding requirements.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Removed and Reserved.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.)
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2010.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Interactive Data Files

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within
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

HIBBETT SPORTS, INC.

	By:	/s/ Gary A. Smith
Gary A. Smith
Senior Vice President & Chief Financial Officer
Date: June 3, 2011		(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.)
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2010.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Interactive Data Files

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within
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