Form 10-Q
period 2011-07-30
HIBBETT SPORTS INC
filed 2011-09-06
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of September 2, 2011, were 26,825,305 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	July 30, 2011	January 29, 2011
Current Assets:
Cash and cash equivalents	$65,186	$75,517
Inventories, net	192,770	174,878
Other current assets	22,642	18,946
Total current assets	280,598	269,341

Property and equipment	148,591	144,263
Less accumulated depreciation and amortization	109,028	104,207
Property and equipment, net	39,563	40,056

Other assets, net	5,119	4,868
Total Assets	$325,280	$314,265

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$87,566	$75,986
Accrued payroll expenses	7,806	9,818
Deferred rent	4,161	4,026
Short-term debt and capital lease obligations	247	312
Other accrued expenses	4,577	4,192
Total current liabilities	104,357	94,334

Deferred rent	11,644	12,816
Other liabilities, net	6,606	7,027
Total liabilities	122,607	114,177

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
37,398,480 and 37,130,646 shares issued at July 30, 2011
and January 29, 2011, respectively	374	371
Paid-in capital	122,953	114,568
Retained earnings	317,229	289,952
Treasury stock, at cost; 10,195,990 and 9,223,038 shares
repurchased at July 30, 2011 and January 29, 2011, respectively	(237,883)	(204,803)
Total stockholders' investment	202,673	200,088
Total Liabilities and Stockholders' Investment	$325,280	$314,265

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Net sales	$153,127	$139,819	$356,783	$324,325
Cost of goods sold, including distribution
center and store occupancy costs	102,490	95,044	230,353	213,441
Gross profit	50,637	44,775	126,430	110,884

Store operating, selling and administrative
expenses	37,969	34,917	76,342	69,858
Depreciation and amortization	3,300	3,377	6,580	6,869
Operating income	9,368	6,481	43,508	34,157

Interest expense, net	60	44	116	51
Income before provision for income taxes	9,308	6,437	43,392	34,106

Provision for income taxes	3,368	2,424	16,115	12,752
Net income	$5,940	$4,013	$27,277	$21,354

Earnings per share:
Basic	$0.22	$0.14	$1.00	$0.74
Diluted	$0.21	$0.14	$0.98	$0.73

Weighted average shares outstanding:
Basic	27,267	28,786	27,356	28,768
Diluted	27,804	29,389	27,889	29,377

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
Cash Flows From Operating Activities:
Net income	$27,277	$21,354
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,580	6,869
Stock-based compensation	3,113	2,441
Other non-cash adjustments to net income	(584)	(2,233)
Changes in operating assets and liabilities	(11,300)	(9,598)
Net cash provided by operating activities	25,086	18,833

Cash Flows From Investing Activities:
Capital expenditures	(6,176)	(3,559)
Other, net	(274)	(155)
Net cash used in investing activities	(6,450)	(3,714)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(31,951)	(4,919)
Net (payments) proceeds on revolving credit facility
and capital lease obligations	(149)	2,998
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	3,121	2,210
Other, net	12	857
Net cash (used in) provided by financing activities	(28,967)	1,146

Net (Decrease) Increase in Cash and Cash Equivalents	(10,331)	16,265
Cash and Cash Equivalents, Beginning of Period	75,517	49,691
Cash and Cash Equivalents, End of Period	$65,186	$65,956

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2011.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of July 30, 2011 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed on March 29, 2011.

2.           Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) and other authoritative sources of U.S. GAAP for applicability to our operations.  As of July 30, 2011, there were no new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed on March 29, 2011.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of July 30, 2011 and January 29, 2011 (in thousands):

	July 30, 2011			January 29, 2011
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$-	$-	$-	$-	$-	$-
Long-term investments	1,217	-	-	901	-	-
Total investments	$1,217	$-	$-	$901	$-	$-

Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.           Inventory Purchase Concentration

Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented approximately 50.3% and 52.1% of our purchases for the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively.  Our second largest vendor represented approximately 11.4% and 8.5% of our purchases while our third largest vendor represented approximately 8.7% and 8.2% of our purchases for the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively.

Our largest vendor, Nike, represented approximately 48.7% and 50.7% of our purchases for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively.  Our second largest vendor represented approximately 10.6% and 7.5% of our purchases while our third largest vendor represented approximately 8.1% and 7.4% of our purchases for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively.

5.           Debt

At July 30, 2011, we had two unsecured credit facilities, which are renewable in August 2011 and November 2011.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during the thirteen or twenty-six-weeks ended July 30, 2011, nor was there any debt outstanding under either of these facilities at July 30, 2011.  A total of $80.0 million was available to us at July 30, 2011.

At January 29, 2011, we had the same two unsecured facilities and corresponding terms as listed above.  There were 10 days during the 52 weeks ended January 29, 2011, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $5.3 million and $10.8 million, respectively, at an average interest rate of 2.28%.

Subsequent to July 30, 2011, we renewed our existing August facility of $30.0 million at a rate equal to the higher of the bank’s prime rate, the federal funds rate plus 0.5% or LIBOR.  The renewal was effective August 25, 2011 and will expire on August 24, 2012.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

6.           Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Stock-based compensation expense by type:
Stock options	$18	$119	$424	$620
Restricted stock awards	1,226	816	2,619	1,782
Employee stock purchase	14	16	40	39
Director deferred compensation	15	-	30	-
Total stock-based compensation expense	1,273	951	3,113	2,441
Income tax benefit recognized	466	329	1,142	827
Stock-based compensation expense, net of income tax	$807	$622	$1,971	$1,614

In the thirteen and twenty-six weeks ended July 30, 2011, we granted the following equity awards:

	Shares Awarded
Equity Type	Thirteen Weeks	Twenty-Six Weeks
Stock options	1,117	33,210
Restricted stock units	-	102,143
Performance-based restricted stock units	-	53,000
Deferred stock units	368	787

In addition, our employees purchased 1,839 and 5,078 shares of our common stock under our employee stock purchase plan during the thirteen and twenty-six weeks ended July 30, 2011, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen and twenty-six weeks ended July 30, 2011 was $15.95 and $12.76 per share, respectively.  The grant date fair value of shares of stock purchased through our employee stock purchase plan was $7.84 and $7.89, respectively and the price paid by our employees for shares of our common stock was $30.71 and $30.54, respectively during the thirteen and twenty-six weeks ended July 30, 2011.

At July 30, 2011, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $9.5 million and the weighted-average period over which such awards are expected to be recognized was 2.79 years.  There are no future compensation costs related to nonvested stock options to be recognized at July 30, 2011.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Weighted-average shares used in basic computations	27,267	28,786	27,356	28,768
Dilutive equity awards	537	603	533	609
Weighted-average shares used in diluted computations	27,804	29,389	27,889	29,377

For the thirteen and twenty-six weeks ended July 30, 2011, no options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of an anti-dilutive effect.  For the thirteen and twenty-six weeks ended July 31, 2010, options for 117,855 and 325,754, respectively, of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

We excluded 137,800 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding, because they are subject to certain performance-based annual vesting conditions which had not been achieved by July 30, 2011.  Assuming the performance-criteria had been achieved as of July 30, 2011, the incremental dilutive impact would have been 66,812 shares.

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

We repurchased 240,405 shares of our common stock during the thirteen weeks ended July 30, 2011 at a cost of $9.4 million.  For the twenty-six weeks ended July 30, 2011, we repurchased 972,952 shares of our common stock at a cost of $33.1 million, including 36,352 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $1.1 million.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program amount remaining for future stock repurchases.  As of July 30, 2011, we have approximately $180.2 million remaining available under the Program for stock repurchases.

Under the old authorization approved by the Board in August 2004, we repurchased 7,761,813 shares of our common stock at an approximate cost of $166.9 million.  Under both authorizations, we have repurchased a total of 10,195,990 shares of our common stock at an approximate cost of $237.9 million.

9.           Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property and technology hardware.  At July 30, 2011, the total capital lease obligation was $2.4 million, of which $0.2 million was classified as a short-term liability and included in short-term debt and capital lease obligations and $2.2 million was classified as a long-term liability and included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At January 29, 2011, the total capital lease obligation was $2.6 million, of which $0.3 million was classified as short-term and included in short-term debt and capital lease obligations and $2.3 million was classified as long-term and included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended July 30, 2011, we opened 8 stores and closed 5 stores increasing our lease commitments by a net of 3 retail stores.  The 8 stores we opened have initial lease termination dates between June 2016 and November 2021.  At July 30, 2011, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital and operating leases, were as follows (in thousands):

	Capital	Operating	Total
Remaining Fiscal 2012	$270	$22,163	$22,433
Fiscal 2013	366	38,658	39,024
Fiscal 2014	366	30,890	31,256
Fiscal 2015	366	22,374	22,740
Fiscal 2016	369	15,151	15,520
Fiscal 2017	379	9,039	9,418
Thereafter	1,444	12,455	13,899
Total minimum lease payments	3,560	150,730	154,290
Less amount representing interest	1,153	-	1,153
Present value of total minimum lease payments	$2,407	$150,730	$153,137

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $3.4 million.  The related operating lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, primarily based on measures of Company operating performance.  At July 30, 2011 and January 29, 2011, there was $2.5 million and $4.1 million, respectively, of annual bonus related expenses included in accrued payroll expenses.

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

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At July 30, 2011 and January 29, 2011, we estimated that the liabilities related to these matters were approximately $0.3 million and $0.4 million, respectively, and accordingly, accrued $0.3 million and $0.4 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

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

At July 30, 2011, we do not anticipate any tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2008 or by most state taxing jurisdictions for years prior to Fiscal 2007.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IMPORTANT NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan” or “estimate.”  For example, our forward-looking statements include statements regarding:

•	our anticipated annual effective tax rate based on expected taxable income and the expected tax deductions from future employee stock option exercises;
•	our belief that we are the primary sporting goods retailer in our markets and our expectations concerning store locations, types and size;
•	the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facilities;
•	our estimates and assumptions as they relate to the preparation of our condensed unaudited financial statements and our estimates of economic and useful lives of depreciable assets and leases;
•	our expectations concerning timing of expensing of nonvested stock awards and our estimates of the probability of achievement of performance-based awards; and
•	the possible effect of the current economic state on our costs and profitability.

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors,”  “Business” and “Properties” in our Form 10-K for the fiscal year ended January 29, 2011.

Our forward-looking statements could be wrong in light of these risks, uncertainties and assumptions.  The future events, developments or results described in this report could turn out to be materially different.  Generally, we are not required to publicly update or revise our forward-looking statements after the date of this report and you should not expect us to do so.

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

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small and mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and the Midwest.  Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service.  As of July 30, 2011, we operated a total of 802 retail stores composed of 781 Hibbett Sports stores, 18 Sports Additions athletic shoe stores and 3 Sports & Co. superstores in 26 states.

Our primary retail format and growth vehicle is Hibbett Sports, a 5,000-square-foot store located primarily in strip centers which are usually influenced by a Wal-Mart store.  Over the last several years, we have concentrated and expect to continue our store growth in strip centers versus enclosed malls.  We do not expect that the average size of our stores will vary significantly in the future.

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

Executive Summary

The strong sales trend we experienced in Fiscal 2011 continued throughout the first half of Fiscal 2012.  Our overall positive sales performance in the second quarter of Fiscal 2012 was driven by a double-digit increase in licensed apparel, a high single-digit increase in accessories and a mid single-digit increase in active wear and footwear.  Net sales for the thirteen weeks ended July 30, 2011, increased 9.5% to $153.1 million compared with $139.8 million for the thirteen weeks ended July 31, 2010.  Comparable store sales increased 5.9% versus an increase of 11.9% in the second quarter of last year.  Net income for the second quarter of Fiscal 2012 increased 48.0% to $5.9 million compared with $4.0 million for the second quarter of Fiscal 2011.  Earnings per diluted share increased 56.4% to $0.21 compared with $0.14 for the second quarter of Fiscal 2011.

Net sales for the twenty-six weeks ended July 30, 2011, increased 10.0% to $356.8 million compared with $324.3 million for the twenty-six weeks ended July 31, 2010.  Comparable store sales increased 6.4% and net income for the twenty-six weeks ended July 30, 2011 increased 27.7% to $27.3 million compared with $21.4 million for the twenty-six weeks ended July 31, 2010.  Earnings per diluted share increased 34.6% to $0.98 compared with $0.73 for the same period of Fiscal 2011.

During the second quarter of Fiscal 2012, we opened 8 new stores, expanded 5 stores and closed 5 underperforming stores, bringing the store base to 802 in 26 states as of July 30, 2011.  We ended the first quarter with $65.2 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 240,405 shares of our common stock for a total expenditure of $9.4 million under our stock repurchase authorization during the second quarter.

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

Recent Accounting Pronouncements

See Note 2 of this Form 10-Q for the period ended July 30, 2011, for information regarding recent accounting pronouncements.

Results of Operations

Thirteen Weeks Ended July 30, 2011 Compared to Thirteen Weeks Ended July 31, 2010

Net sales.  Net sales increased $13.3 million, or 9.5%, to $153.1 million for the thirteen weeks ended July 30, 2011 from $139.8 million for the comparable period in the prior year.  Furthermore:

•
We opened 8 Hibbett Sports stores, closed 5 underperforming stores and expanded 5 high performing stores in the thirteen weeks ended July 30, 2011.  New stores and stores not in the comparable store net sales calculation increased net sales by $5.4 million during the thirteen weeks.

•	We experienced a 5.9% increase in comparable store net sales, which amounted to $7.9 million, for the thirteen weeks ended July 30, 2011.

During the thirteen weeks ended July 30, 2011, 740 stores were included in comparable store net sales.  We believe we are experiencing higher traffic per store and an increase in dollars per transaction and items sold per transaction.  We also believe we are improving the customer service experience by satisfying more customers with our in-stock position and product assortments specific to each store.  The increase in comparable store sales was driven by strong performances in apparel, accessories, active wear and footwear.  Strong product performances were led by kid’s footwear and active wear, footwear accessories, as well as licensed apparel.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $50.6 million, or 33.1% of net sales, in the thirteen weeks ended July 30, 2011, compared with $44.8 million, or 32.0% of net sales, in the same period of the prior fiscal year.  The increase in gross profit percent was due primarily to less promotions and less aged inventory.  Distribution expense as a percentage of net sales increased by 23 basis points compared to a year ago because of increased data processing costs and fuel and payroll costs.  Occupancy expense as a percentage of net sales decreased 42 basis points, with the largest decrease in rent expense resulting from lease renegotiations.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $38.0 million, or 24.8% of net sales, for the thirteen weeks ended July 30, 2011, compared to $34.9 million, or 25.0% of net sales, for the comparable period a year ago.  We closely monitor and carefully manage these costs.  For the second quarter:

•
Salary and benefit expenses decreased 50 basis points as a percentage of net sales at the retail and administrative levels, primarily from a decrease in health insurance expenses and in corporate payroll as a percentage to net sales.  Also contributing to the decrease was an increase in the annual bonus accrual in the prior year period.  Health insurance expenses decreased during the quarter as the result of lower claim rates and higher employee contributions to premiums.

•	Stock-based compensation expense increased 14 basis points primarily due to an increase in the accrual of estimated achievement of performance-based awards in the current fiscal year.
•
Data processing costs increased by 11 basis points due to broadband implementation in a large portion of our stores.  We expect these costs to increase throughout the fiscal year as we bring all our stores on-line through broadband implementation.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.2% in the thirteen weeks ended July 30, 2011, compared to 2.4% for the comparable period a year ago.  We attribute the decrease in depreciation expense as a percentage of net sales to a decrease in the overall investment in leasehold improvements in recent years as more of the build-out work is being done by landlords.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 2.2% in the thirteen weeks ended July 30, 2011, compared to 1.7% for the thirteen weeks ended July 31, 2010.  This increase was primarily due to operating efficiencies achieved resulting in higher pre-tax income as a percentage of net sales.  The combined federal, state and local effective income tax rates as percentages of pre-tax income were 36.2% and 37.7% for the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively.  The decrease in rate resulted from the tax benefit from exercises of incentive stock options, an increase in employment-related income tax credits and a favorable adjusting entry related to the filing of the January 29, 2011, federal and state income tax returns.

Twenty-Six Week Period Ended July 30, 2011 Compared to Twenty-Six Week Period Ended July 31, 2010

Net sales.  Net sales increased $32.5 million, or 10.0%, to $356.8 million for the twenty-six weeks ended July 30, 2011 from $324.3 million for the comparable period in the prior year.  Furthermore:

•
We opened 16 Hibbett Sports stores, closed 12 stores and remodeled, relocated or expanded 10 stores in the twenty-six week period ended July 30, 2011.  New stores and stores not in the comparable store net sales calculation increased net sales by $12.5 million during the twenty-six week period.

•	We experienced a 6.4% increase in comparable store net sales, which amounted to $20.0 million, for the twenty-six week period ended July 30, 2011.

During the twenty-six week period ended July 30, 2011, 738 stores were included in comparable store net sales.  The increase in comparable store sales was broad-based with strong performances across footwear, active wear, apparel and accessories.  Strong product performances were led by trends in girls’ active wear, accessories, licensed apparel and kids’ and men’s footwear.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $126.4 million, or 35.4% of net sales, in the twenty-six weeks ended July 30, 2011, compared with $110.9 million, or 34.2% of net sales, in the same period of the prior fiscal year.  The increase in gross profit percent was due primarily to a higher percentage of merchandise sold at full price.  Distribution expense as a percentage of net sales increased 10 basis points primarily due to increases in data processing and fuel costs compared to a year ago.  Occupancy expense as a percentage of net sales decreased 38 basis points.  The largest decrease was rent expense as a percentage of net sales as we continue to experience rent savings from lease renegotiations, offset somewhat by a decrease in construction allowance used to offset rent expense.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $76.3 million, or 21.4% of net sales, for the twenty-six weeks ended July 30, 2011, compared to $69.9 million, or 21.5% of net sales, for the comparable period a year ago.  For the first two quarters:

•
Salary and benefit expenses decreased 27 basis points as a percentage of net sales at the retail level, but increased in dollars, primarily from annual pay rate increases and incentive payments associated with higher sales.

•
Stock-based compensation as a percentage of net sales increased by 11 basis points due to an increase in the accrual of performance-based grants to our Named Executive Officers and by the higher fair value of our annual employee and director equity awards for Fiscal 2012.

•	Maintenance expenses increased by 9 basis points primarily due to the outfitting of stores for broadband capabilities.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.8% in the twenty-six weeks ended July 30, 2011, compared to 2.1% for the comparable period a year ago.  We attribute the decrease in depreciation expense as a percentage of net sales to a decrease in the investment in leasehold improvements in recent years as more of the build-out work is being done by landlords offset somewhat by changes in estimates of useful lives of leasehold improvements in some underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 4.5% in the twenty-six week period ended July 30, 2011, compared to 3.9% for the twenty-six week period ended July 31, 2010.  This increase was primarily due to operating efficiencies achieved resulting in higher pre-tax income as a percentage of net sales.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.1% and 37.4% for the twenty-six week period ended July 30, 2011 and July 31, 2010, respectively.  The decrease in rate resulted from a decrease in incentive stock option compensation expense, an increase in employment-related income tax credits and a favorable adjusting entry related to the filing of the January 29, 2011, federal and state income tax returns.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2011	2010
Net cash provided by operating activities:	$25,086	$18,833
Net cash used in investing activities:	(6,450)	(3,714)
Net cash (used in) provided by financing activities:	(28,967)	1,146
Net (decrease) increase in cash and cash equivalents	$(10,331)	$16,265

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

Net cash provided by operating activities was $25.1 million for the twenty-six weeks ended July 30, 2011 compared with net cash provided by operating activities of $18.8 million for the twenty-six weeks ended July 31, 2010.  The largest sources of cash during the period was an increase in accounts payable as we effectively managed cash and extended some terms through the use of a purchasing card.  The largest use of cash during the period was an increase in inventory balances.  At July 30, 2011, the inventory level on a per store basis increased 4.7% while total inventory increased 8.4% compared to July 31, 2010.  Non-cash charges included depreciation and amortization expense and stock-based compensation expense.

Investing Activities.

Net cash used in investing activities in the twenty-six weeks ended July 30, 2011 totaled $6.5 million compared with net cash used in investing activities of $3.7 million in the twenty-six weeks ended July 31, 2010.  Capital expenditures used $6.2 million and $3.6 million of cash in the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively.  We use cash in investing activities to open new stores and remodel or relocate existing stores.  The increase of capital expenditures over last year is due to the timing of technology-related investments this year compared to last year.  Furthermore, net cash used in investing activities includes capital expenditures for our distribution facility and corporate headquarters.

We opened 16 new stores and relocated or expanded 10 existing stores during the twenty-six weeks ended July 30, 2011 as compared to opening 12 new stores and relocating or expanding 7 existing stores during the twenty-six weeks ended July 31, 2010.

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

Financing Activities.

Net cash used in financing activities was $29.0 million in the twenty-six weeks ended July 30, 2011 compared to net cash provided by financing activities of $1.1 million in the prior year period.  The cash fluctuation was primarily due to the repurchase of shares of our common stock when compared to the same period last year.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At July 30, 2011, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively, and which renew in August 2011 and November 2011, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  We had no debt outstanding under either of these facilities as of July 30, 2011.

Subsequent to July 30, 2011, we renewed our existing August facility of $30.0 million at a rate equal to the higher of the bank’s prime rate, the federal funds rate plus 0.5% or LIBOR.  The renewal was effective August 25, 2011 and will expire on August 24, 2012.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

Based on our current operating and store opening plans and plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of July 30, 2011.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

At July 30, 2011 and January 29, 2011, we had no borrowings outstanding under any credit facility.  We did not incur any borrowings against our credit facilities during the thirteen or twenty-six weeks ended July 30, 2011.  There were 10 days during the 52 weeks ended January 29, 2011, where we incurred borrowings against our credit facilities for an average borrowing of $5.3 million.  During Fiscal 2011, the maximum amount outstanding against these agreements was $10.8 million and the weighted average interest rate was 2.28%.

A 10.0% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 30, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended July 30, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At July 30, 2011 and January 29, 2011, we estimated that the liabilities related to these matters were approximately $0.3 million and $0.4 million, respectively, and accordingly, accrued $0.3 million and $0.4 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended July 30, 2011 (1):

Period	Total Number of Shares Purchased (2)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
May 1, 2011 to May 28, 2011	86,552	$37.79	86,552	$186,294
May 29, 2011 to July 2, 2011	100,053	$39.25	100,053	$182,398
July 3, 2011 to July 30, 2011	53,800	$41.03	53,800	$180,190
Total	240,405	$39.12	240,405	$180,190

(1)
In November 2009, the Board authorized a new Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through February 2, 2013.  The Program replaced an existing plan that was adopted in August 2004, which was to expire in January 2010 and which the maximum authorization was $250.0 million.  See Note 8, “Stock Repurchase Program”, on page 6.

(2)
Total shares purchased include 805 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $33,000.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program amount remaining for future stock repurchases.  These shares are considered in the average price per share.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Removed and Reserved.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Registrant; (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007)
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2010.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts

10.1		Master Note – Regions Bank Line of Credit; attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 19, 2011.

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Interactive Data Files

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

	*	Filed Within
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

HIBBETT SPORTS, INC.

Date: September 6, 2011	By:	/s/ Gary A. Smith
Gary A. Smith
Senior Vice President & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Registrant; (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007)
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2010.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts

10.1		Master Note – Regions Bank Line of Credit; attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 19, 2011.

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Interactive Data Files

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

	*	Filed Within
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