Form 10-Q
period 2011-10-29
HIBBETT SPORTS INC
filed 2011-12-06
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of December 2, 2011, were 26,461,265 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	October 29, 2011	January 29, 2011
Current Assets:
Cash and cash equivalents	$53,001	$75,517
Inventories, net	197,203	174,878
Other current assets	18,704	18,946
Total current assets	268,908	269,341

Property and equipment	150,452	144,263
Less accumulated depreciation and amortization	110,896	104,207
Property and equipment, net	39,556	40,056

Other assets, net	4,814	4,868
Total Assets	$313,278	$314,265

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$85,053	$75,986
Accrued payroll expenses	7,030	9,818
Deferred rent	3,714	4,026
Short-term capital lease obligations	211	312
Other accrued expenses	4,158	4,192
Total current liabilities	100,166	94,334

Deferred rent	11,591	12,816
Other liabilities, net	6,443	7,027
Total liabilities	118,200	114,177

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
37,407,235 and 37,130,646 shares issued at October 29, 2011
and January 29, 2011, respectively	374	371
Paid-in capital	124,825	114,568
Retained earnings	333,188	289,952
Treasury stock, at cost; 10,894,870 and 9,223,038 shares
repurchased at October 29, 2011 and January 29, 2011, respectively	(263,309)	(204,803)
Total stockholders' investment	195,078	200,088
Total Liabilities and Stockholders' Investment	$313,278	$314,265

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net sales	$185,180	$167,420	$541,963	$491,745
Cost of goods sold, including distribution
center and store occupancy costs	117,361	108,361	347,714	321,803
Gross profit	67,819	59,059	194,249	169,942

Store operating, selling and administrative
expenses	39,514	35,603	115,855	105,459
Depreciation and amortization	3,334	3,369	9,914	10,238
Operating income	24,971	20,087	68,480	54,245

Interest expense, net	51	13	168	64
Income before provision for income taxes	24,920	20,074	68,312	54,181

Provision for income taxes	8,961	7,486	25,076	20,239
Net income	$15,959	$12,588	$43,236	$33,942

Earnings per share:
Basic	$0.60	$0.45	$1.59	$1.19
Diluted	$0.59	$0.44	$1.56	$1.16

Weighted average shares outstanding:
Basic	26,748	28,209	27,154	28,582
Diluted	27,266	28,802	27,681	29,185

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
Cash Flows From Operating Activities:
Net income	$43,236	$33,942
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9,914	10,238
Stock-based compensation	4,761	3,696
Other non-cash adjustments to net income	(1,082)	(2,976)
Changes in operating assets and liabilities	(15,301)	(9,072)
Net cash provided by operating activities	41,528	35,828

Cash Flows From Investing Activities:
Capital expenditures	(9,624)	(6,457)
Other, net	(170)	(236)
Net cash used in investing activities	(9,794)	(6,693)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(57,378)	(29,919)
Net payments on revolving credit facility
and capital lease obligations	(229)	(67)
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	3,314	2,623
Other, net	43	1,029
Net cash used in financing activities	(54,250)	(26,334)

Net (Decrease) Increase in Cash and Cash Equivalents	(22,516)	2,801
Cash and Cash Equivalents, Beginning of Period	75,517	49,691
Cash and Cash Equivalents, End of Period	$53,001	$52,492

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2011.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of October 29, 2011 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed on March 29, 2011.

2.           Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) and other authoritative sources of U.S. GAAP for applicability to our operations.  As of October 29, 2011, there were no new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed on March 29, 2011.

3.           Fair Value of Financial Instruments

Accounting Standards Codification (ASC) Subtopic 820, Fair Value Measurement, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of inputs used to measure fair value are as follows:

•	Level I	– Quoted prices in active markets for identical assets or liabilities.
•	Level II	– Observable inputs other than quoted prices included in Level I.
•	Level III	– Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of October 29, 2011 and January 29, 2011 (in thousands):

	October 29, 2011			January 29, 2011
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$-	$-	$-	$-	$-	$-
Long-term investments	1,156	-	-	901	-	-
Total investments	$1,156	$-	$-	$901	$-	$-

Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.           Debt

At October 29, 2011, we had two unsecured credit facilities, renewable in November 2011 and August 2012.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during the thirteen or thirty-nine weeks ended October 29, 2011, nor was there any debt outstanding under either of these facilities at October 29, 2011.  A total of $80.0 million was available to us at October 29, 2011.

At January 29, 2011, we had the same two unsecured facilities and corresponding terms as listed above.  There were 10 days during the 52 weeks ended January 29, 2011, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $5.3 million and $10.8 million, respectively, at an average interest rate of 2.28%.

Subsequent to October 29, 2011, we renewed our existing November facility of $50.0 million at an interest rate of prime plus 2%.  The renewal was effective November 19, 2011 and will expire on November 18, 2012.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

5.           Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Stock-based compensation expense by type:
Stock options	$19	$18	$442	$638
Restricted stock awards	1,594	1,219	4,214	3,000
Employee stock purchase	19	18	60	58
Director deferred compensation	15	-	45	-
Total stock-based compensation expense	1,647	1,255	4,761	3,696
Income tax benefit recognized	604	463	1,747	1,291
Stock-based compensation expense, net of income tax	$1,043	$792	$3,014	$2,405

In the thirteen and thirty-nine weeks ended October 29, 2011, we granted the following equity awards:

	Shares Awarded
Equity Type	Thirteen Weeks	Thirty-Nine Weeks
Stock options	1,341	34,551
Restricted stock units	1,000	103,143
Performance-based restricted stock units	-	53,000
Deferred stock units	442	1,229

In addition, our employees purchased 2,472 and 7,550 shares of our common stock under our employee stock purchase plan during the thirteen and thirty-nine weeks ended October 29, 2011, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended October 29, 2011 was $13.86 and $12.81 per share, respectively.  The grant date fair value of shares of stock purchased through our employee stock purchase plan was $8.95 and $8.23, respectively and the price paid by our employees for shares of our common stock was $28.81 and $29.97, respectively during the thirteen and thirty-nine weeks ended October 29, 2011.

At October 29, 2011, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $9.2 million and the weighted-average period over which such awards are expected to be recognized was 2.51 years.  There are no future compensation costs related to nonvested stock options to be recognized at October 29, 2011.

6.           Earnings Per Share

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Weighted-average shares used in basic computations	26,748	28,209	27,154	28,582
Dilutive equity awards	518	593	527	603
Weighted-average shares used in diluted computations	27,266	28,802	27,681	29,185

For the thirteen and thirty-nine weeks ended October 29, 2011, no options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of an anti-dilutive effect.  For the thirteen and thirty-nine weeks ended October 30, 2010, options for 117,217 and 328,994, respectively, of our shares were outstanding but were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because their effect would have been anti-dilutive.

We excluded 137,800 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by October 29, 2011.  Assuming the performance-criteria had been achieved as of October 29, 2011, the incremental dilutive impact would have been 61,497 shares.

7.           Stock Repurchase Program

In November 2009, the Board of Directors (Board) authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through February 2, 2013.  The Program replaced our existing plan that was adopted in August 2004.  Stock repurchases may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions, vesting schedules of equity awards and at the discretion of our management.

We repurchased 698,880 shares of our common stock during the thirteen weeks ended October 29, 2011 at a cost of $25.4 million.  For the thirty-nine weeks ended October 29, 2011, we repurchased 1,671,832 shares of our common stock at a cost of $58.5 million, including 36,352 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $1.1 million.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program amount remaining for future stock repurchases.  As of October 29, 2011, we have approximately $154.8 million remaining available under the Program for stock repurchases.

Under the authorization approved by the Board in August 2004, we repurchased 7,761,813 shares of our common stock at an approximate cost of $166.9 million.  Under both authorizations, we have repurchased a total of 10,894,870 shares of our common stock at an approximate cost of $263.3 million.

8.           Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property and technology hardware.  At October 29, 2011, the total capital lease obligation was $2.3 million, of which $0.2 million was classified as a short-term liability and included in short-term capital lease obligations and $2.1 million was classified as a long-term liability and included in other liabilities, net, on our unaudited condensed consolidated balance sheets.  At January 29, 2011, the total capital lease obligation was $2.6 million, of which $0.3 million was classified as short-term and included in short-term capital lease obligations and $2.3 million was classified as long-term and included in other liabilities, net, on our unaudited condensed consolidated balance sheets.

During the thirteen weeks ended October 29, 2011, we opened 16 stores and closed 3 stores increasing our lease commitments by a net of 13 retail stores.  The 16 stores we opened have initial lease termination dates between August 2016 and December 2021.  At October 29, 2011, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital and operating leases, were as follows (in thousands):

	Capital	Operating	Total
Remaining Fiscal 2012	$135	$11,678	$11,813
Fiscal 2013	366	41,686	42,052
Fiscal 2014	366	34,508	34,874
Fiscal 2015	366	25,417	25,783
Fiscal 2016	369	17,065	17,434
Fiscal 2017	379	10,909	11,288
Thereafter	1,444	15,008	16,452
Total minimum lease payments	3,425	156,271	159,696
Less amount representing interest	1,097	-	1,097
Present value of total minimum lease payments	$2,328	$156,271	$158,599

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $2.8 million.  The related operating lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At October 29, 2011 and January 29, 2011, there was $3.5 million and $4.1 million, respectively, of annual bonus related expenses included in accrued payroll expenses.

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

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At October 29, 2011 and January 29, 2011, we estimated that the liabilities related to these matters were approximately $0.2 million and $0.4 million, respectively, and accordingly, accrued $0.2 million and $0.4 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

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

9.           Income Taxes

Our effective tax rate is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.  For interim financial reporting, we estimate the annual effective tax rate based on expected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual effective rate.  We refine the estimates of the taxable income throughout the year as new information becomes available, including year-to-date financial results.  This process often results in a change to our expected effective tax rate for the year.  When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual effective tax rate.  Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

At October 29, 2011, we do not anticipate any tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2009 or by most state taxing jurisdictions for years prior to Fiscal 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IMPORTANT NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan” or “estimate.”  For example, our forward-looking statements include statements regarding:

•	our expectations concerning store locations, types and size;
•	the trends relating to data processing costs, store traffic, transaction size and the customer experience;
•	the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facilities;
•
our estimates and assumptions as they relate to the preparation of our unaudited condensed consolidated financial statements including our estimates of economic and useful lives of depreciable assets and leases, our anticipated annual effective tax rate based on expected taxable income and the expected tax deductions from future employee stock option exercises;

•	seasonality and the effect of inflation; and
•	the possible effect of the current economic state on our costs and profitability.

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events.  You are cautioned not to rely on our forward-looking statements.  These statements are not guarantees of future performance and are subject to future events, risks and uncertainties, many of which are beyond our control or are currently unknown to us, as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors,”  “Business” and “Properties” in our Form 10-K for the fiscal year ended January 29, 2011 filed with the Securities and Exchange Commission on March 29, 2011.  You should also read such information in conjunction with our unaudited condensed financial statements and related notes and “Management Discussion and Analysis of Financial Condition and Results of Operations” in this report.  There may also be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material.  Such factors could cause results to differ materially from our expectations.

Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material non-public information.  Nor do we confirm forecasts or projections or any statement or report issued by securities analysts and others regardless of the content of the statement or report.  Thus, to the extent that reports issued by others, including securities analysts, contain any projections, forecasts or opinions, such reports are not our responsibility to confirm or reject.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.  We do not undertake an obligation to update or revise any forward-looking statements to reflect actual results or changes in our assumptions, estimates or projections, except as required by law.

INVESTOR ACCESS TO COMPANY FILINGS

We make available free of charge on our website, www.hibbett.com under the heading “Investor Relations,” copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (“Securities Exchange Act”) as well as all Forms 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission on its EDGAR database at www.sec.gov.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, at no charge, by writing to:  Investor Relations, Hibbett Sports, Inc., 451 Industrial Lane, Birmingham, Alabama  35211.

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small and mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and the Midwest.  Our stores offer a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service.  As of October 29, 2011, we operated a total of 815 retail stores composed of 795 Hibbett Sports stores, 18 Sports Additions athletic shoe stores and 2 Sports & Co. superstores in 26 states.

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

Executive Summary

The strong sales trend we experienced in Fiscal 2011 continued throughout the first three quarters of Fiscal 2012.  Our overall positive sales performance in the third quarter of Fiscal 2012 was driven by strong performances in active wear, footwear and licensed apparel.  Net sales for the thirteen weeks ended October 29, 2011, increased 10.6% to $185.2 million compared with $167.4 million for the thirteen weeks ended October 30, 2010.  Comparable store sales increased 7.0% versus an increase of 12.5% in the third quarter of last year.  Net income for the third quarter of Fiscal 2012 increased 26.8% to $16.0 million compared with $12.6 million for the third quarter of Fiscal 2011.  Earnings per diluted share increased 34.1% to $0.59 compared with $0.44 for the third quarter of Fiscal 2011.

Net sales for the thirty-nine weeks ended October 29, 2011, increased 10.2% to $542.0 million compared with $491.7 million for the thirty-nine weeks ended October 30, 2010.  Comparable store sales increased 6.6% and net income for the thirty-nine weeks ended October 29, 2011 increased 27.4% to $43.2 million compared with $33.9 million for the thirty-nine weeks ended October 30, 2010.  Earnings per diluted share increased 34.5% to $1.56 compared with $1.16 for the same period of Fiscal 2011.

During the third quarter of Fiscal 2012, we opened 16 new stores, expanded 4 high performing stores and closed 3 underperforming stores, bringing the store base to 815 in 26 states as of October 29, 2011.  We ended the third quarter with $53.0 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 698,880 shares of our common stock for a total expenditure of $25.4 million under our stock repurchase authorization during the third quarter.

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

Recent Accounting Pronouncements

See Note 2 of this Form 10-Q for the period ended October 29, 2011, for information regarding recent accounting pronouncements.

Results of Operations

Thirteen Weeks Ended October 29, 2011 Compared to Thirteen Weeks Ended October 30, 2010

Net sales.  Net sales increased $17.8 million, or 10.6%, to $185.2 million for the thirteen weeks ended October 29, 2011 from $167.4 million for the comparable period in the prior year.  Furthermore:

•
We opened 16 Hibbett Sports stores, closed 3 underperforming stores and expanded 4 high performing stores in the thirteen weeks ended October 29, 2011.  New stores and stores not in the comparable store net sales calculation increased net sales by $6.6 million during the thirteen weeks.

•	We experienced a 7.0% increase in comparable store net sales, which amounted to $11.2 million, for the thirteen weeks ended October 29, 2011.

During the thirteen weeks ended October 29, 2011, 748 stores were included in comparable store net sales.  We believe we are experiencing higher traffic per store and an increase in dollars per transaction and items sold per transaction.  We also believe we are improving the customer service experience by satisfying more customers with our in-stock position and product assortments specific to each store.  The increase in comparable store sales was driven by strong performances in active wear, footwear, accessories and licensed apparel.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $67.8 million, or 36.6% of net sales, in the thirteen weeks ended October 29, 2011, compared with $59.1 million, or 35.3% of net sales, in the same period of the prior fiscal year.  The increase in gross profit percent was due primarily to fewer promotions and less aged inventory.  Distribution expense as a percentage of net sales increased by 9 basis points compared to a year ago primarily because of increased data processing costs and fuel costs.  Occupancy expense as a percentage of net sales decreased 69 basis points, with the largest decrease in rent expense resulting from lease renegotiations.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $39.5 million, or 21.3% of net sales, for the thirteen weeks ended October 29, 2011, compared to $35.6 million, or 21.3% of net sales, for the comparable period a year ago.  We closely monitor and carefully manage these costs.  For the third quarter:

•
Salary and benefit expenses decreased 17 basis points as a percentage of net sales at the administrative level, primarily from a decrease in health insurance expenses and in corporate payroll as a percentage to net sales.  These costs remained relatively constant at the retail level as a percentage to net sales, increasing 4 basis points in benefit costs.

•	Stock-based compensation expense increased 13 basis points primarily due to an increase in the accrual of estimated achievement of performance-based awards in the current fiscal year.
•
Data processing costs increased by 4 basis points as a percentage of net sales due primarily to broadband implementation in a large portion of our stores.  We expect these costs to increase throughout the fiscal year as we bring all our stores on-line through broadband implementation.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.8% in the thirteen weeks ended October 29, 2011, compared to 2.0% for the comparable period a year ago.  We attribute the decrease in depreciation expense as a percentage of net sales to a decrease in the overall investment in leasehold improvements.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 4.8% in the thirteen weeks ended October 29, 2011, compared to 4.5% for the thirteen weeks ended October 30, 2010.  This increase was primarily due to operating efficiencies achieved resulting in higher pre-tax income as a percentage of net sales.  The combined federal, state and local effective income tax rates as percentages of pre-tax income were 36.0% and 37.3% for the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively.  The decrease in rate resulted from the resolution of an income tax matter with a state taxing authority and the expiration of the statute of limitations on previously open tax years.

Thirty-Nine Week Period Ended October 29, 2011 Compared to Thirty-Nine Week Period Ended October 30, 2010

Net sales.  Net sales increased $50.2 million, or 10.2%, to $542.0 million for the thirty-nine weeks ended October 29, 2011 from $491.7 million for the comparable period in the prior year.  Furthermore:

•
We opened 32 Hibbett Sports stores, closed 15 stores and remodeled, relocated or expanded 15 stores in the thirty-nine week period ended October 29, 2011.  New stores and stores not in the comparable store net sales calculation increased net sales by $19.0 million during the thirty-nine week period.

•	We experienced a 6.6% increase in comparable store net sales, which amounted to $31.2 million, for the thirty-nine week period ended October 29, 2011.

During the thirty-nine week period ended October 29, 2011, 735 stores were included in comparable store net sales.  The increase in comparable store sales was broad-based with strong performances across active wear, footwear, accessories and licensed apparel.  Strong product performances were led by trends in girls’ active wear, licensed apparel and kids’ footwear.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $194.2 million, or 35.8% of net sales, in the thirty-nine weeks ended October 29, 2011, compared with $169.9 million, or 34.6% of net sales, in the same period of the prior fiscal year.  The increase in gross profit percent was due primarily to a higher percentage of merchandise sold at full price.  Distribution expense as a percentage of net sales increased 10 basis points primarily due to increases in data processing and fuel costs compared to a year ago.  Occupancy expense as a percentage of net sales decreased 50 basis points.  The largest decrease was rent expense as a percentage of net sales as we continue to experience rent savings from lease renegotiations, offset somewhat by a decrease in construction allowance used to offset rent expense.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $115.9 million, or 21.4% of net sales, for the thirty-nine weeks ended October 29, 2011, compared to $105.5 million, or 21.5% of net sales, for the comparable period a year ago.  For the first three quarters:

•
Salary and benefit expenses decreased 25 basis points as a percentage of net sales at the retail level, but increased in dollars, primarily from annual pay rate increases, increased staffing to support sales and customer service, and incentive payments associated with higher sales.

•
Stock-based compensation as a percentage of net sales increased by 12 basis points due to an increase in the accrual of estimated achievement of performance-based awards to our executives in the current fiscal year and by the higher fair value of our annual employee and director equity awards for Fiscal 2012.

•
Legal fees decreased by 6 basis points due to a decrease in accrued legal fees compared to last year.  Maintenance expenses increased by 4 basis points primarily due to the outfitting of stores for broadband capabilities.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.8% in the thirty-nine weeks ended October 29, 2011, compared to 2.1% for the comparable period a year ago.  We attribute the decrease in depreciation expense as a percentage of net sales to a decrease in the investment in leasehold improvements in recent years, offset somewhat by changes in estimates of useful lives of leasehold improvements in some underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 4.6% in the thirty-nine week period ended October 29, 2011, compared to 4.1% for the thirty-nine week period ended October 30, 2010.  This increase was primarily due to operating efficiencies achieved resulting in higher pre-tax income as a percentage of net sales.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.7% and 37.4% for the thirty-nine week period ended October 29, 2011 and October 30, 2010, respectively.  The decrease in rate resulted from a decrease in incentive stock option expense, an increase in employment-related income tax credits, the resolution of an income tax matter with a state taxing authority and the expiration of the statute of limitations on previously open tax years.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2011	2010
Net cash provided by operating activities:	$41,528	$35,828
Net cash used in investing activities:	(9,794)	(6,693)
Net cash used in financing activities:	(54,250)	(26,334)
Net (decrease) increase in cash and cash equivalents	$(22,516)	$2,801

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

Net cash provided by operating activities was $41.5 million for the thirty-nine weeks ended October 29, 2011 compared with net cash provided by operating activities of $35.8 million for the thirty-nine weeks ended October 30, 2010.  The largest sources of cash during the period was an increase in accounts payable as we effectively managed cash and extended some terms through the use of a purchasing card.  The largest use of cash during the period was an increase in inventory balances.  At October 29, 2011, the inventory level on a per store basis increased 9.0% while total inventory increased 11.3% compared to October 30, 2010, partially from cost increases from vendors.  Non-cash charges included depreciation and amortization expense and stock-based compensation expense.

Investing Activities.

Net cash used in investing activities in the thirty-nine weeks ended October 29, 2011 totaled $9.8 million compared with net cash used in investing activities of $6.7 million in the thirty-nine weeks ended October 30, 2010.  Capital expenditures used $9.6 million and $6.5 million of cash in the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively.  We use cash in investing activities to open new stores and remodel or relocate existing stores.  The increase of capital expenditures over last year is due to the timing of technology-related investments this year compared to last year.  Furthermore, net cash used in investing activities includes capital expenditures for our distribution facility and corporate headquarters.

We opened 32 new stores and relocated or expanded 15 existing stores during the thirty-nine weeks ended October 29, 2011 as compared to opening 30 new stores and relocating or expanding 10 existing stores during the thirty-nine weeks ended October 30, 2010.

We estimate the cash outlay for capital expenditures in the fiscal year ending January 28, 2012 will be approximately $13.0 million, which relates to the opening of 51 to 53 new stores, remodeling of selected existing stores, information system upgrades and various improvements at our headquarters and distribution center.  Of the total budgeted dollars for capital expenditures for Fiscal 2012, we anticipate that over 56% will be related to the opening of new stores and remodeling and/or relocating existing stores.  Approximately 34% will be related to information systems with the remaining 10% related primarily to automobiles, distribution center equipment and security equipment for our stores.

Financing Activities.

Net cash used in financing activities was $54.3 million in the thirty-nine weeks ended October 29, 2011 compared to net cash used in financing activities of $26.3 million in the prior year period.  The cash fluctuation was primarily due to the repurchase of shares of our common stock when compared to the same period last year.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At October 29, 2011, we had two unsecured revolving credit facilities that allow borrowings up to $50.0 million and $30.0 million, respectively, and which renew in November 2011 and August 2012, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  We had no debt outstanding under either of these facilities as of October 29, 2011.

Subsequent to October 29, 2011, we renewed our existing November facility of $50.0 million at an interest rate of prime plus 2%.  The renewal was effective November 19, 2011 and will expire on November 18, 2012.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

Based on our current operating and store opening plans and plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of October 29, 2011.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

At October 29, 2011 and January 29, 2011, we had no borrowings outstanding under any credit facility.  We did not incur any borrowings against our credit facilities during the thirteen or thirty-nine weeks ended October 29, 2011.  There were 10 days during the 52 weeks ended January 29, 2011, where we incurred borrowings against our credit facilities for an average borrowing of $5.3 million.  During Fiscal 2011, the maximum amount outstanding against these agreements was $10.8 million and the weighted average interest rate was 2.28%.

A 10.0% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 29, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended October 29, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance, however, that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  At October 29, 2011 and January 29, 2011, we estimated that the liabilities related to these matters were approximately $0.2 million and $0.4 million, respectively, and accordingly, accrued $0.2 million and $0.4 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended October 29, 2011 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
July 31, 2011 to August 27, 2011	326,180	$37.02	326,180	$168,114
August 28, 2011 to October 1, 2011	274,800	$35.23	274,800	$158,433
October 2, 2011 to October 29, 2011	97,900	$37.49	97,900	$154,763
Total	698,880	$36.38	698,880	$154,763

(1)
In November 2009, the Board authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through February 2, 2013.  The Program replaced an existing plan that was adopted in August 2004, which expired in January 2010 and which the maximum authorization was $250.0 million.  As of October 29, 2011, we have approximately $154.8 million remaining available under the Program for stock repurchases.  See Note 7, “Stock Repurchase Program”, on page 7.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Removed and Reserved.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2010.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts

10.1		Amendment No. 4 to Loan Document – Bank of America Line of Credit; attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 18, 2011.

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Interactive Data Files

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

	*	Filed Within
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

HIBBETT SPORTS, INC.

Date: December 6, 2011	By:	/s/ Gary A. Smith
Gary A. Smith
Senior Vice President & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2010.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts

10.1		Amendment No. 4 to Loan Document – Bank of America Line of Credit; attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 18, 2011.

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Interactive Data Files

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

	*	Filed Within
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