Form 10-K
period 2012-01-28
HIBBETT SPORTS INC
filed 2012-03-26
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                           January 28, 2012

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $1,061,279,115 on July 29, 2011, based on the closing sale price of $39.24 at July 29, 2011 for the common stock on such date on the NASDAQ Global Select Market.

The number of shares outstanding of the Registrant’s common stock, as of March 16, 2012 was 26,297,500.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Stockholders for the year ended January 28, 2012 are incorporated by reference into Part II and portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on May 24, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.   Registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 23, 2012.

HIBBETT SPORTS, INC.

INDEX

			Page
PART I
Item	1.	Business.	5
Item	1A.	Risk Factors.	10
Item	1B.	Unresolved Staff Comments.	16
Item	2.	Properties.	16
Item	3.	Legal Proceedings.	17
Item	4.	Mine Safety Disclosures.	17
PART II
Item	5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	18
Item	6.	Selected Consolidated Financial Data.	20
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	30
Item	8.	Consolidated Financial Statements and Supplementary Data.	31
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	50
Item	9A.	Controls and Procedures.	51
Item	9B.	Other Information.	51

Part III
Item	10.	Directors, Executive Officers and Corporate Governance.	52
Item	11.	Executive Compensation.	52
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	52
Item	13.	Certain Relationships and Related Transactions, and Director Independence.	52
Item	14.	Principal Accounting Fees and Services.	53

Part IV
Item	15.	Exhibits and Consolidated Financial Statement Schedules.	53
		Signatures.	56

A warning about Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments and results.  They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “target” or “estimate.”  For example, our forward-looking statements include statements regarding:

•	our anticipated net sales, including comparable store net sales changes, net sales growth and earnings;
•	our growth, including our plans to add, expand or relocate stores and square footage growth, our markets’ ability to support such growth and the suitability of our distribution facility;
•	the cost of regulatory compliance, including those directed at climate change and its effects and the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our analysis of our risk factors and their possible effect on financial results;
•	our ability and plans to renew our revolving credit facilities;
•	our seasonal sales patterns and assumptions concerning customer buying behavior;
•	our expectations regarding competition;
•	our ability to renew or replace store leases satisfactorily;
•
our estimates and assumptions as they relate to preferable tax and financial accounting methods, accruals, inventory valuations, dividends, long-lived assets, store closures, carrying amount and liquidity of financial instruments and fair value of options and other stock-based compensation as well as our estimates of economic and useful lives of depreciable assets and leases;

•	our expectations concerning future stock-based award types;
•	our expectations concerning employee stock option exercise behavior;
•	the possible effect of inflation, market decline and other economic changes on our costs and profitability, and ability to secure suitable locations for new stores;
•
the possible effects of continued volatility and further deterioration of the capital markets, the commercial credit environment and the lowered levels of consumer confidence and higher levels of unemployment;

•	our analyses of trends as related to earnings performance;
•	our target market presence and its expected impact on our net sales growth;
•	our expectations concerning vendor level purchases and related discounts;
•	our estimates and assumptions related to income tax liabilities, deferred taxes and uncertain tax positions;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods;
•	the loss of key vendor support; and
•	our ability to mitigate the risk of possible business interruptions.

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and prospects may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” described beginning on page 10, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 21.

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

Introductory Note

Unless specifically indicated otherwise, any reference to “2013” or “Fiscal 2013” relates to our year ending February 2, 2013, which is a 53-week period.  Any reference to “2012” or “Fiscal 2012” relates to our year ended January 28, 2012, which was a 52-week period.  Any reference to “2011” or “Fiscal 2011” relates to our year ended January 29, 2011, which was a 52-week period.  Any reference to “2010” or “Fiscal 2010” relates to our year ended January 30, 2010, which was a 52-week period.  References to “we”, “our”, “us” and the “Company” used throughout this document refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.

PART 1

Item 1.              Business.

Our Company

Our Company was organized in 1945 under the name Dixie Supply Company in Florence, Alabama, specializing primarily in the marine and small aircraft business.  In 1951, the Company started targeting school athletic programs in North Alabama and by the end of the 1950’s had developed a profitable team sales business.  Since 1960, we have been solely in the sporting goods business.  In 1965, we opened Dyess & Hibbett Sporting Goods in Huntsville, Alabama, and hired Mickey Newsome, our current Executive Chairman of the Board.  The following year, we opened another sporting goods store in Birmingham and by the end of 1980, we had 12 stores in central and northwest Alabama with a distribution center located in Birmingham and our central accounting office in Florence.  We went public in October 1996 when we had 79 stores and were incorporated under the laws of the State of Delaware as Hibbett Sporting Goods, Inc.  We incorporated under the laws of the State of Delaware as Hibbett Sports, Inc. in January 2007, and on February 10, 2007, Hibbett Sports, Inc. became the successor holding company for Hibbett Sporting Goods, Inc., which is now our operating subsidiary.

Today, we operate sporting goods stores in small to mid-sized markets predominantly in the Southeast, Southwest, Mid-Atlantic and the Midwest.   As of January 28, 2012, we operated 832 stores in 26 states consisting of 812 Hibbett Sports stores as well as 19 smaller-format Sports Additions athletic shoe stores and 1 larger-format Sports & Co. superstore.  Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located primarily in strip centers, which are usually influenced by a Wal-Mart store.  Approximately 77% of our Hibbett Sports store base is located in strip centers, which includes free-standing stores, while approximately 23% of our Hibbett Sports store base is located in enclosed malls.  We expect to continue our store base growth in strip centers versus enclosed malls.

We offer convenient locations and a broad assortment of quality athletic equipment, footwear and apparel with a high level of customer service.  Our merchandise assortment emphasizes team sports complemented by localized apparel, footwear and accessories designed to appeal to a wide range of customers within each individual market.

Available Information

The Company maintains an Internet website at the following address: www.hibbett.com.

We make available free of charge on or through our website under the heading “Investor Relations,” certain reports that we file with or furnish to the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934 (Exchange Act).  These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K.  We make this information available on our website as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, at no charge, by writing to: Investor Relations, Hibbett Sports, Inc., 451 Industrial Lane, Birmingham, Alabama 35211.

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

We believe our ability to merchandise to local sporting and community interests differentiates us from our national competitors.  This strong regional focus also enables us to achieve significant cost benefits including lower corporate expenses, reduced distribution costs and increased economies of scale from marketing activities.  Additionally, we use sophisticated information systems to maintain tight controls over inventory and operating costs and continually search for ways to improve the customer experience and efficiencies through information system upgrades.

We strive to hire enthusiastic sales people with an interest in sports.  Our extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, DVDs, self-study courses, interactive group discussions and Hibbett University designed specifically for store management.

Our Store Concepts

Hibbett Sports

Our primary retail format is Hibbett Sports, a 5,000 square foot store located primarily in strip centers, which are usually influenced by a Wal-Mart store.  In considering locations for our Hibbett Sports stores, we take into account the size, demographics, quality of real estate and competitive conditions of each market.  Of these stores, 625 Hibbett Sports stores are located in strip centers, which include free-standing stores, with the remaining 187 stores located in enclosed malls, the majority of which are the only enclosed malls in their county.

Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team sports.  This merchandise mix is complemented by a selection of localized apparel, footwear and accessories designed to appeal to a wide range of customers within each market.  We strive to respond quickly to major sporting events of local interest.  Such events in the last few years included The University of Alabama’s and Auburn University’s historic football seasons and ultimate victories in the Bowl Championship Series (BCS) National Championship games as well as the successful seasons of the LSU Tigers college football team, the Pittsburgh Steelers, New Orleans Saints and Green Bay Packers professional football teams, the Texas Rangers, St. Louis Cardinals and New York Yankees professional baseball teams, and the Chicago Bulls, Oklahoma City Thunder and Dallas Mavericks professional basketball teams.

Sports Additions

Our 19 Sports Additions stores are small, primarily enclosed mall-based stores, averaging 2,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel.  Sports Additions stores offer a more fashion-based merchandise assortment compared to our Hibbett Sports stores.  All but four Sports Additions stores are currently located in enclosed malls in which Hibbett Sports stores are also present.

Sports & Co.

We operate one Sports & Co. (Superstore) that was opened in November 1995.  The Superstore is approximately 25,000 square feet and offers a broader assortment of athletic footwear, apparel and equipment than our Hibbett Sports stores.  Athletic equipment and apparel represent a higher percentage of the overall merchandise mix at the Superstore than they do at Hibbett Sports stores.  We have no plans to open any Superstores in the future.

Team

Hibbett Team Sales, Inc. (Team), a wholly-owned subsidiary of the Company, is a leading supplier of customized athletic apparel, equipment and footwear primarily to school athletic programs in Alabama and parts of Georgia, Florida and Mississippi.  Team sells its merchandise directly to educational institutions and youth associations.  The operations of Team are independent of the operations of our retail stores.

None of our store concepts meet the quantitative or qualitative requirements of the Accounting Standards Codification (ASC) Topic 280, Segment Reporting.

Our Growth Strategy

We currently have identified markets for our Hibbett Sports stores within the states in which we operate to grow to over 1300 stores.  Our clustered expansion program, which calls for opening new stores within a two-hour driving distance of an existing Hibbett location, allows us to take advantage of efficiencies in distribution, marketing and regional management.  It also allows us to build on our understanding of merchandise selection for the local market.

In Fiscal 2013, we expect our net store openings to accelerate over Fiscal 2012.  We have identified potential markets but have experienced difficulty in securing suitable real estate or leases within the targeted market over the last few years.  Although new construction store sites continue to be a challenge to find, we have been able to capitalize on prime locations left vacant by franchised and entertainment-related business closings.  While we expect new store growth at a faster pace than the last few years, we still anticipate that the current economic environment, particularly in the commercial real estate market, will continue to make it harder to open our stores at our historical rate of growth.  Because of the slowdown of new store openings, we have turned our focus somewhat on expanding high performing stores and have seen successful results from this strategy.

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

Our Distribution

We maintain a single distribution center in Birmingham, Alabama.  The distribution process is centrally managed from our corporate headquarters, which is located in the same building as the distribution center.  We believe strong distribution support for our stores is a critical element of our expansion strategy and is central to our ability to maintain a low cost operating structure.  We also use third-party logistics providers to gain efficiencies in the cost of distribution to approximately 17% of our outlying stores, which also saves space in our distribution center.  We believe our current distribution infrastructure, which includes the use of third-party logistics providers, improved technology and vendor assistance with cross-docking, can service over 1,200 stores.  The lease for our existing facility expires in December 2014.  In Fiscal 2012, we began an active search for a new distribution facility or site to support our expected growth over the next several years with an expected operations date in mid Fiscal 2015.

We receive substantially all of our merchandise at our distribution center.  For key products, we maintain backstock at the distribution center that is allocated and distributed to stores through an automatic replenishment program based on inventory levels and sales.  Merchandise is typically delivered to stores weekly via Company-operated vehicles or third-party logistics providers.

Our Merchandising Strategy

Our merchandising strategy is to provide a broad assortment of quality brand name footwear, apparel and athletic equipment at competitive prices in a full service environment.  Historically, as well as for Fiscal 2012, our most popular consumer item was athletic footwear, followed by performance and fashion apparel and team sports equipment, ranked according to sales.

We believe that the breadth and depth of the brand name merchandise selection that we offer generally exceeds the merchandise selection carried by local independent competitors.  Many of these brand name products are highly technical and require considerable sales assistance.  We coordinate with our vendors to educate the sales staff at the store level on new products and trends.

Although the core merchandise assortment tends to be similar for each Hibbett Sports store, important local or regional differences exist.  Accordingly, our stores offer products that reflect preferences for particular sporting activities in each community and local interests in college and professional sports teams.  Our knowledge of these interests, combined with access to leading vendors, enables our merchandising staff to react quickly to emerging trends or special events, such as college or professional championships.

Our merchandising staff, operations staff and management analyze current sporting goods trends primarily through the gathering and analyzing of daily sales activity available through point-of-sale terminals located in the stores.  Other strategic measures we utilize to recognize trends or changes in our industry include:

•	studying other retailers for best practices in merchandising;
•	attending various trade shows, both in our industry and outside as well as reviewing industry trade publications;
•	actively participating in industry associations such as the National Sporting Goods Association (NSGA);
•	visiting competitor store locations;
•	monitoring product selection at competing stores;
•	maintaining close relationships with vendors and other retailers; and
•	communicating with our regional vice presidents, district managers and store managers.

The merchandising staff works closely with store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities.  Our success depends in part on our ability to anticipate and respond to changing merchandise trends and consumer demand on a store level in a timely manner.  See “Risk Factors.”

Our Vendor Relationships

The sporting goods retail business is brand name driven.  Accordingly, we maintain positive relationships with a number of well-known sporting goods vendors to satisfy customer demand.  We believe that our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets.  As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors.  As our vendors expand their product lines and grow in popularity, we expand sales and promotions of these products within our stores.  In addition, as we continue to increase our store base and enter new markets, our vendors increase their brand presence within these regions.  We also work with our vendors to establish favorable pricing and to receive cooperative marketing funds.  We believe that we maintain good working relationships with our vendors.

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

Our Advertising and Promotion

We target special advertising opportunities in our markets to increase the effectiveness of our advertising budget.  Our advertising and promotional spending is centrally directed.  Print advertising, including direct mail catalogs and postcards to customers, has historically served as the foundation of our promotional program and accounted for the majority of our total advertising costs in Fiscal 2012.  Other advertising, such as television commercials, outdoor billboards, Hibbett trucks, our MVP customer loyalty program and the Hibbett website, are used to reinforce Hibbett’s name recognition and brand awareness in the community.  By allowing us to reach and interact with our customers on a regular basis through e-mail, the MVP program marketing effort is quickly becoming the most efficient, timely and targeted segment of our marketing program.  We expect digital marketing, including mobile, social networks, website and MVP program marketing, to become a more significant portion of our advertising budget over the next several years.

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

Our stores compete with local sporting goods stores, department and discount stores, traditional shoe stores and mass merchandisers.  On a limited basis, we have competition from national sporting goods chains in some of our larger markets.  Although we face competition from a variety of competitors, including on-line retailers, we believe that our stores are able to compete effectively by being distinguished as sporting goods stores emphasizing team sports and fitness merchandise complemented by a selection of localized apparel and accessories.  Our competitors may carry similar product lines and national brands, but we believe the principal competitive factors for all of our stores are service, convenience, breadth of merchandise offered, availability of brand names and availability of local merchandise.  We believe we compete favorably with respect to these factors in the smaller markets predominantly in the Southeast, Southwest, Mid-Atlantic and Midwest regions of the United States.  However, we cannot guarantee that we will be able to continue to compete successfully against existing or future competitors.  Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets, could be detrimental to our business, financial condition and results of operations.  See “Risk Factors.”

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

Our Executive Officers

Our current executive officers and their prior business experience are as follows:

Jeffry O. Rosenthal, age 54, has been our Chief Executive Officer and President since March 2010.  Formerly, he served as President and Chief Operating Officer from February 2009 through March 2010 and as Vice President of Merchandising from August 1998 through February 2009.  Prior to joining us, Mr. Rosenthal was Vice President and Divisional Merchandise Manager for Apparel with Champs Sports, a division of Foot Locker, Inc. from 1981 to 1998.

Gary A. Smith, age 65, has been our Chief Financial Officer since April 2001.  He currently serves as a Senior Vice President.  Prior to joining us, Mr. Smith was the Chief Financial and Accounting Officer for Moore-Handley, Inc. from 2000 to 2001.  Mr. Smith was the Director of Finance for City Wholesale, Inc. from 1997 to 2000 and a Senior Vice President of Parisian, Inc. from 1979 to 1997.  On January 30, 2012, Mr. Smith announced his retirement from the Company effective June 1, 2012.  As of the publication date of this filing, his replacement had not been named.

Michael J. Newsome, age 73, has been our Executive Chairman since March 2010.  Formerly, he served as our President from 1981 through August 2004 and was named Chief Executive Officer in September 1999 and Chairman of the Board in March 2004.  Since joining us as an outside salesman over 40 years ago, Mr. Newsome has held numerous positions with us, including retail clerk, outside salesman to schools, store manager, district manager, regional manager and President.  Prior to joining us, Mr. Newsome worked in the sporting goods retail business for six years.

Cathy E. Pryor, age 49, is currently our Senior Vice President of Operations and has been with us since 1988.  She has been our Vice President of Operations since 1995.  Prior to 1995, Ms. Pryor held positions as a district manager and Director of Store Operations.

Rebecca A. Jones, age 52, was hired as our Vice President of Merchandising in August 2009 and is currently a Senior Vice President of the Company.  Prior to joining our Company, she served as Vice President/General Merchandise Manager-Crafts at Jo-Ann Fabric and Craft Stores from 2003 to 2009 and as Vice President/Divisional Merchandise Manager at Wal-Mart Stores from 1999 to 2003.  In her prior retail experience, Ms. Jones served in various operations, planning, buying and merchandising positions.

Our Employees

As of January 28, 2012, we employed approximately 2,300 full-time and approximately 4,400 part-time employees, none of whom are represented by a labor union.  The number of part-time employees fluctuates depending on seasonal needs.  We cannot guarantee that our employees will not, in the future, elect to be represented by a union.  We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.  We have implemented programs in our stores and corporate offices to ensure that we hire and promote the most qualified employees in a non-discriminatory way.

Employee Development.  We develop our training programs in a continuing effort to service the needs of our customers and employees.  These programs include DVD training in all stores for the latest in technical detail of new products and new operational and customer service techniques.  Because we primarily promote or relocate current employees to serve as managers for new stores, training and assessment of our employees is essential to our sustained growth.

One of the most significant programs we have is Hibbett University or “Hibbett U”, which is an intensive, four-day training session designed specifically for store management.

Seasonality

We experience seasonal fluctuations in our net sales and results of operations.  Customer buying patterns around the spring sales period and the holiday season historically result in higher first and fourth quarter net sales.  Over the past few years, our third quarter has experienced higher than historical net sales, resulting from back-to-school shopping combined with tax-free holidays in many of our markets.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, merchandise mix and demand for apparel and accessories driven by local interest in sporting events.

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

Risks Related to Our Business and Industry.

A downturn in the economy could adversely affect consumer purchases of discretionary items, which could reduce our net sales.

In general, our sales represent discretionary spending by our customers.  A slowdown in the U.S. economy or other economic conditions affecting disposable consumer income, such as volatile fuel and energy costs, depressed real estate values, employment levels, inflation, business conditions, consumer debt levels, lack of available credit, interest rates and tax rates may adversely affect our business.  A reduction in overall consumer spending that causes customers to shift their spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins.

A slower pace of new store openings may negatively impact our net sales growth and operating income and we may be unable to achieve our expansion plans for future growth.

The opening of new retail stores has contributed significantly to our growth in net sales.  In light of the challenging economic environment that has faced real estate developers over the past three years, we have slowed down the pace of our new store openings compared to our historical rate.  We expect that this pressure on the commercial market and developers will continue throughout Fiscal 2013 and that we will be able to increase our overall store base by approximately 5% in Fiscal 2013 compared to 4% in Fiscal 2012 and Fiscal 2011.  A slower pace of new store openings may negatively impact our net sales growth and operating income.

We have grown rapidly, primarily through opening new stores, from 67 stores at the beginning of Fiscal 1997 to 832 stores at January 28, 2012.  Our continued growth depends, in large part, upon our ability to open new stores in a timely manner and to operate them profitably.  Successful expansion is subject to various contingencies, many of which are beyond our control.  In order to open and operate new stores successfully, we must secure leases on suitable sites with acceptable terms, build-out and equip the stores with furnishings and appropriate merchandise, hire and train personnel and integrate the stores into our operations.

In addition, our expansion strategy may be subject to rising real estate and construction costs, available credit to landlords and developers and landlord bankruptcies that could inhibit our ability to achieve our desired rate of growth.  We may also face new competitive, distribution and merchandising challenges different from those we currently face.  We cannot give any assurances that we will be able to continue our expansion plans successfully; that we will be able to achieve results similar to those achieved with prior locations; or that we will be able to continue to manage our growth effectively.  Our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.  Furthermore, our operating margins may be impacted in periods in which incremental expenses are incurred as a result of new store openings.

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

Because our stores are located primarily in a concentrated area of the United States, we are subject to regional risks, such as the regional economy, weather conditions and natural disasters such as floods, droughts, tornadoes and hurricanes, increasing costs of electricity, oil and natural gas, as well as government regulations specific in the states and localities within which we operate.  We sell a significant amount of team sports merchandise that can be adversely affected by significant weather events that postpone the start of or shorten sports seasons or that limit participation of fans and sports enthusiasts.

Poor performance of college and professional sports teams within our core regions of operation, as well as professional team lockouts, could adversely affect our financial results.

We sell a significant amount of team sports merchandise, the sale of which may be subject to fluctuations based on the success or failure of such teams.  The poor performance by the college and professional sports teams within our core regions of operations, as well as professional team lockouts, could cause our financial results to fluctuate accordingly year over year.

The occurrence of severe weather events, catastrophic health events or natural disasters could significantly damage or destroy our retail locations, could prohibit consumers from traveling to our retail locations or could prevent us from resupplying our stores or distribution center, especially during peak shopping seasons.

Unforeseen events, including public health issues and natural disasters such as earthquakes, hurricanes, tornados, snow or ice storms, floods and heavy rains, could disrupt our operations or the operations of our suppliers, as well as the behavior of our consumer.  We believe that we take reasonable precautions to prepare particularly for weather-related events; however, our precautions may not be adequate to deal with such events in the future.  As these events occur in the future, if they should impact areas in which we have our distribution center or a concentration of retail stores, such events could have a material adverse effect on our business, financial condition and results of operations, particularly if they occur during peak shopping seasons.

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

We believe many of our largest vendors source a substantial majority of their products from foreign countries.  Imported goods are generally less expensive than domestic goods and indirectly contribute significantly to our favorable profit margins.  We may experience a disruption or increase in the cost of imported vendor products at any time for reasons beyond our control.  If imported merchandise becomes more expensive or unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our customers.  Products from alternative sources may also be more expensive than those our vendors currently import.  Risks associated with reliance on imported goods include:

•	disruptions in the flow of imported goods because of factors such as:
•	raw material shortages, work stoppages, strikes and political unrest;
•	problems with oceanic shipping, including blockages at U.S. or foreign ports; and
•	economic crises and international disputes.

•	increases in the cost of purchasing or shipping foreign merchandise resulting from:
•	foreign government regulations;
•	rising commodity prices;
•	changes in currency exchange rates or policies and local economic conditions; and
•	trade restrictions, including import duties, import quotas or loss of “most favored nation” status with the United States.

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

Security threats, including physical and cyber security threats, and unauthorized disclosure of sensitive or confidential information could harm our business and reputation with our consumers.

The protection of Company, customer and employee data is critical to us.  We rely on third-party systems, software and monitoring tools to provide security for processing, transmission and storage of confidential customer and employee information such as payment card and personal information.  Although our information systems are protected by internal and external security measures, our systems may still be vulnerable to computer viruses, thefts, cyber attacks, acts of vandalism, programming and/or human errors, disruptions caused by unauthorized tampering or outages caused by natural disasters or other similar events.

Cyber security threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our providers, could damage our reputation, expose us to risk of litigation and liability and harm our business.

Problems with our information system could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.

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

The business in which we are engaged is highly competitive.  The marketplace for sporting goods is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies.  We compete with local sporting goods stores, department and discount stores, traditional shoe stores and mass merchandisers and, on a limited basis, national sporting goods stores.  Many of our competitors have greater financial resources than we do.  In addition, many of our competitors employ price discounting policies that, if intensified, may make it difficult for us to reach our sales goals without reducing our prices.  As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate.  We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors.  Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets could be detrimental to our business, financial condition and results of operations.

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

Customer buying patterns around the spring sales period and the holiday season historically result in higher first and fourth quarter net sales.  In the past few years, we have also experienced higher than historical third quarter net sales resulting from the back-to-school period complimented by sales tax holidays in many of our markets.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, many outside our control, including the timing of new store openings, the amount and timing of net sales contributed by new stores, merchandise mix, demand for apparel and accessories driven by local interest in sporting events, the demise of sports superstars key to certain product promotions or strikes or lockouts involving professional sports teams.  Any of these events, particularly in the fourth quarter, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

Comparable store net sales vary from quarter to quarter, and an unanticipated decline in comparable store net sales may cause the price of our common stock to fluctuate significantly.Factors which have historically affected, and will continue to affect our comparable store net sales results, include:

•	shifts in consumer tastes and fashion trends;
•	calendar shifts of holiday or seasonal periods;
•	the timing of income tax refunds to customers;
•	calendar shifts or cancellations of sales tax-free holidays in certain states;
•	the success or failure of college and professional sports teams within our core regions;
•	changes in the other tenants in the shopping centers in which we are located;
•	pricing, promotions or other actions taken by us or our existing or possible new competitors; and
•	unseasonable weather conditions or natural disasters.

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

We currently operate a single centralized distribution center in Birmingham, Alabama.  We receive and ship substantially all of our merchandise at our distribution center.  Any natural disaster or other serious disruption to this facility due to fire, tornado or any other cause would damage a portion of our inventory and could impair our ability to adequately stock our stores and process returns of products to vendors and could adversely affect our net sales and profitability.  In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the center.

Failure to adequately plan and manage the relocation of our corporate headquarters and distribution center may interrupt our operations and lower our operating income.

The lease on our corporate headquarters and distribution facility expires in December 2014.  Currently, our distribution center is centrally managed from our corporate headquarters, which is located in the same building as our distribution center.  Our plans are to separate our corporate headquarters and distribution facility and to move each from its current location.  The planned move entails risk that could cause delays and cost overruns, such as: shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interferences or other casualty losses; and unanticipated cost increases.  There is also the risk that we will not adequately adjust our business processes or appropriately manage our work force during the transition.  Failure to adequately plan and manage the relocation efforts could cause a disruption in our operations and lower our operating income.

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

The Compensation Committee of our Board of Directors reviews a succession plan prepared by senior management in consideration of the loss of other key personnel positions on a bi-annual basis.  The goal of the succession plan is to have a contingency plan that minimizes disruptions in the workplace until a suitable replacement can be found.  On January 30, 2012, Gary A. Smith, our Chief Financial Officer, announced his retirement effective June 1, 2012.  We have commenced a search for his replacement with the goal of ensuring a smooth and orderly transition.

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

In addition, our Board of Directors, without further action of the stockholders, is permitted to issue and fix the terms of preferred stock, which may have rights senior to those of common stock.  We are also subject to the Delaware business combination statute, which may render a change in control of us more difficult.  Section 203 of the Delaware General Corporation Laws would be expected to have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors, including discouraging takeover attempts that might result in a premium over the market price for the shares of common stock held by stockholders.

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

We are heavily dependent upon our labor force.  We attempt to attract and retain an appropriate level of personnel in both field operations and corporate functions.  Our compensation packages are designed to provide benefits commensurate with our level of expected service.  However, within our retail and our distribution operations, we face the challenge of filling many positions at wage scales that are appropriate to the industry and competitive factors.  We operate in a number of jurisdictions which can make it cumbersome to comply with labor laws and regulations, many of which vary from jurisdiction to jurisdiction.  As a result of these and other factors, we face many external risks and internal factors in meeting our labor needs, including competition for qualified personnel, overall unemployment levels, prevailing wage rates, as well as rising employee benefit costs, including insurance costs and compensation programs.  We also engage third parties in some of our process such as delivery and transaction processing and these providers may face similar issues.  Changes in any of these factors, including a shortage of available workforce in areas in which we operate, could interfere with our ability to adequately service our customers or to open suitable locations and could result in increasing labor costs.

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

While businesses are subject to regulatory matters relating to the conduct of their business, including consumer protection laws, consumer credit privacy acts, product safety regulations, advertising regulations, zoning and land use regulations, sales and use tax laws, wage and hour regulations, workplace safety regulations, environmental laws (including measures related to climate change, greenhouse gas emissions, soil and groundwater contamination and disposal of waste and hazardous materials) and the like, certain jurisdictions have taken a particularly aggressive stance with respect to such matters and have stepped up enforcement, including fines and other sanctions.  An increasing regulatory environment could expose us to a challenging enforcement environment or to third-party liability (such as monetary recoveries and recoveries of attorneys fees) and could have a material adverse affect on our business and results of operations, including the added cost of increased preventative measures that we may determine to be necessary to conduct our business in certain locales.

Our in-house legal department monitors regulatory activity and is active in notifying and updating applicable departments and personnel on pertinent matters and legislation.  Our Human Resources Department also leads compliance training programs with our operations team to ensure our field managers are kept abreast of regulatory activity that affects their areas of responsibility.  We believe that we are in substantial compliance with applicable environment and other laws and regulations, and although no assurance can be given, we do not foresee the need for any significant expenditure in this area in the near future.

Changes in rules related to accounting for income taxes, changes in tax laws in any of the jurisdictions in which we operate or adverse outcomes from audits by taxing authorities could result in an unfavorable change in our effective tax rate.

We operate our business in several tax jurisdictions.  As a result, our effective tax rate is derived from a combination of the federal rate and applicable tax rates in the various states in which we operate.  Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income and the tax filing positions we take.  We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our Company and to estimates of the amount of business likely to be done in any given jurisdiction.  Changes in rules related to accounting for income taxes, changes in tax laws in any of the jurisdictions in which we operate or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate could result in an unfavorable change in our effective tax rate.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, stockholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  We may incur losses relating to these claims, and in addition, these proceedings could cause us to incur costs and may require us to devote resources to defend against these claims that could adversely affect our results of operations.  For a description of current legal proceedings, see “Part I, Item 3, Legal Proceedings.”

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently lease all of our existing 832 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand.  Our leases typically provide for terms of five to ten years with options on our part to extend.  Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated.  We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations.  Our ability to open new stores is contingent upon locating satisfactory sites, negotiating acceptable leases, recruiting and training qualified management personnel and the availability of market relevant inventory.

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area.  Historically, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.  Beginning in Fiscal 2010, we had difficulty securing leases for new stores related to new construction due to the economic issues facing the commercial real estate market and landlords, thus reducing our ability to open stores at our historical rates.  This trend continued into Fiscal 2011, but improved to some extent in Fiscal 2012.  Based primarily on our belief that we maintain good relations with our landlords, that most of our leases are at approximate market rents and that generally we have been able to secure leases for suitable locations, we believe our lease strategy will not be detrimental to our business, financial condition or results of operations.  We believe we will be able to continue to accelerate our new store growth in Fiscal 2013 from Fiscal 2012 by negotiating acceptable leases for suitable locations left vacant by recent closings of franchised and entertainment-related businesses.

Our corporate offices and our distribution center are leased under an operating lease.  We own the Team facility located in Birmingham, Alabama that warehouses inventory for educational institutions and youth associations.  We believe our current distribution center is suitable and adequate to support our needs in the next few years.  The lease for our corporate offices and distribution center expires in December 2014 and we are currently planning to build a new facility and move our corporate offices.  See “Risk Factors.”

Store Locations

As of January 28, 2012, we operated 832 stores in 26 contiguous states.  Of these stores, 203 are located in enclosed malls and 629 are located in strip-shopping centers, which are typically influenced by a Wal-Mart store.  Strip-shopping centers include free-standing stores.  The following shows the number of locations by state as of January 28, 2012:

Alabama	83	Kansas	21	Oklahoma	40
Arizona	6	Kentucky	43	South Carolina	32
Arkansas	41	Louisiana	43	South Dakota	1
Colorado	5	Missouri	26	Tennessee	56
Florida	39	Mississippi	60	Texas	83
Georgia	89	Nebraska	6	Virginia	17
Iowa	8	New Mexico	11	West Virginia	10
Illinois	19	North Carolina	47	Wisconsin	7
Indiana	20	Ohio	19	TOTAL	832

As of March 16, 2012, we operated 829 stores in 26 states.

Item 3.              Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material effect on our results of operations for the period in which they are resolved.  It is reasonably possible that losses in addition to the amount accrued could be incurred.  However, we cannot predict the outcome of these matters or make an estimate of the possible loss or range of loss based on the information currently available to the Company.  At January 28, 2012, we estimate that the liability related to these matters is approximately $0.3 million and accordingly, have accrued $0.3 million as a current liability in our consolidated balance sheet.  As of January 29, 2011, we had accrued $0.4 million as it related to our estimated liability for legal proceedings.

The estimates of our liability for pending and unasserted potential claims do not include litigation costs.  It is our policy to accrue legal fees when it is probable that we will have to defend against known claims or allegations and we can reasonably estimate the amount of the anticipated expense.

From time to time, we enter into certain types of agreements that require us to indemnify parties against third-party claims under certain circumstances.  Generally, these agreements relate to: (a) agreements with vendors and suppliers under which we may provide customary indemnification to our vendors and suppliers in respect to actions they take at our request or otherwise on our behalf; (b) agreements to indemnify vendors against trademark and copyright infringement claims concerning merchandise manufactured specifically for or on behalf of the Company; (c) real estate leases, under which we may agree to indemnify the lessors from claims arising from our use of the property; and (d) agreements with our directors, officers and employees, under which we may agree to indemnify such persons for liabilities arising out of their relationship with us.  We have director and officer liability insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by us with respect to our directors and officers up to specified limits and subject to certain deductibles.

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  With respect to any matter, we could change our belief as to whether a loss is probable or estimable, or its estimate of loss, at any time.

Item 4.              Mine Safety Disclosures.

Not applicable.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ/GS) under the symbol HIBB.  The following table sets forth, for the periods indicated, the high and low sales prices of shares of our Common Stock as reported by NASDAQ.

Fiscal 2012:	High	Low
First Quarter ended April 30, 2011	$38.33	$29.83
Second Quarter ended July 30, 2011	$43.00	$35.36
Third Quarter ended October 29, 2011	$43.24	$31.03
Fourth Quarter ended January 28, 2012	$49.87	$39.63

Fiscal 2011:
First Quarter ended May 1, 2010	$28.54	$20.77
Second Quarter ended July 31, 2010	$28.58	$23.12
Third Quarter ended October 30, 2010	$28.13	$22.09
Fourth Quarter ended January 29, 2011	$39.84	$25.96

On March 16, 2012, the last reported sale price for our common stock as quoted by NASDAQ was $52.57 per share.  As of March 16, 2012, we had 21 stockholders of record.

The Stock Price Performance Graph below compares the percentage change in our cumulative total stockholder return on our common stock against a cumulative total return of the NASDAQ Composite Index and the NASDAQ Retail Trade Index.  The graph below outlines returns for the period beginning on January 31, 2007 to January 31, 2012.  We have not paid any dividends.  Total stockholder return for prior periods is not necessarily an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hibbett Sports, Inc., the NASDAQ Composite Index, and the NASDAQ Retail Trade Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/07
1/08
1/09
1/10
1/11
1/12
Hibbett Sports, Inc.
NASDAQ Composite
NASDAQ Retail Trade

*$100 invested on 1/31/07 in stock or index, including reinvestment of dividends.
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

Issuer Repurchases of Equity Securities

The following table presents our shares repurchase activity for the thirteen weeks ended January 28, 2012 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
October 30, 2011 to November 26, 2011	80,900	$43.06	80,900	$151,280
November 27, 2011 to December 31, 2011	87,470	$45.33	87,470	$147,315
January 1, 2012 to January 28, 2012	56,800	$46.80	56,800	$144,657
Total	225,170	$44.88	225,170	$144,657

(1)  In November 2009, the Board of Directors authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through February 2, 2013.  The Program replaced an existing plan that was adopted in August 2004, which was to expire in January 2010 and for which the maximum authorization was $250.0 million.  See Note 1, “Stock Repurchase Program,” on page 38.

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

	(In thousands, except per share amounts and Selected Operating Data)
	Fiscal Year Ended
	January 28,	January 29,	January 30,	January 31,	February 2,
	2012	2011	2010	2009	2008
Income Statement Data:
Net sales	$732,645	$664,954	$593,492	$564,188	$520,720
Cost of goods sold, including distribution center and store occupancy costs	470,237	434,552	397,292	378,817	351,876
Gross profit	262,408	230,402	196,200	185,371	168,844

Store operating, selling and administrative expenses	155,672	143,232	129,888	123,075	108,463
Depreciation and amortization	13,205	13,623	13,905	14,324	12,154
Operating income	93,531	73,547	52,407	47,972	48,227

Interest income	(25)	(42)	(60)	(41)	(582)
Interest expense	242	147	117	660	151
Interest expense (income), net	217	105	57	619	(431)
Income before provision for income taxes	93,314	73,442	52,350	47,353	48,658

Provision for income taxes	34,254	27,042	19,801	17,905	18,329
Net income	$59,060	$46,400	$32,549	$29,448	$30,329

Earnings per common share:
Basic	$2.19	$1.63	$1.14	$1.03	$0.98
Diluted	$2.15	$1.60	$1.12	$1.02	$0.96

Weighted average shares outstanding:
Basic	26,978	28,426	28,629	28,547	31,049
Diluted	27,506	29,033	29,089	28,954	31,525

Balance Sheet Data:
Working capital	$177,115	$175,007	$147,583	$107,055	$89,383
Total assets	$313,696	$314,265	$276,704	$235,087	$216,734
Long-term capital lease obligations	$2,072	$2,245	$152	$-	$-
Stockholders' investment	$203,750	$200,088	$175,079	$136,575	$119,055

Selected Operating Data:
Number of stores open at end of period:
Hibbett Sports	812	779	747	723	666
Sports & Co.	1	3	4	4	4
Sports Additions	19	16	16	18	18
Total	832	798	767	745	688

Note:  No dividends have been declared or paid.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with Item 6, “Selected Consolidated Financial Data” and our consolidated financial statements and related notes appearing elsewhere in this report.  This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  See “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors”.

Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and Midwest regions of the United States.  We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of quality brand name merchandise and a high level of customer service.  As of January 28, 2012, we operated a total of 832 retail stores in 26 states composed of 812 Hibbett Sports stores, 19 Sports Additions athletic shoe stores and 1 Sports & Co. superstore.

Our primary retail format and growth vehicle is Hibbett Sports, a 5,000-square-foot store located primarily in strip centers, which are usually influenced by a Wal-Mart store.  Approximately 77% of our Hibbett Sports store base is located in strip centers, which includes free-standing stores, while approximately 23% of our Hibbett Sports store base is located in enclosed malls.  Over the last several years, we have concentrated and expect to continue our store base growth in strip centers versus enclosed malls.  We do not expect that the average size of our stores opening in Fiscal 2013 will vary significantly from the average size of stores opened in Fiscal 2012.

The volatile global economic conditions experienced in Fiscal 2010 improved somewhat in Fiscal 2011 and Fiscal 2012, and we saw an increase in comparable store and total net sales.  We were able to further enhance net income through continued effective management of expenses.  In Fiscal 2011 and Fiscal 2012, footwear and apparel experienced strong comparable store sales gains.  In Fiscal 2012, footwear and apparel experienced mid-single digit comparable store sales increases.  Apparel sales were led by double-digit gains in activewear.

We historically have increases in comparable store net sales in the low to mid-single digit range.  Fiscal 2012 experienced a total company-wide square footage increase of 4.3%.  Our plan for Fiscal 2013 is to increase total company-wide square footage over 5%, which is at the lower end of our historical range of 3% to 12% but an improvement from the last two fiscal year square footage increases.  To supplement new store openings, we continue to expand high performing stores, increasing the square footage in 15 existing stores in Fiscal 2012.  Generally, our expansions involve an increase in square footage of 40% to 50%.  We expect to expand an additional 15 stores in Fiscal 2013.  Total comparable store sales percentage growth is expected to be in the low to mid-single digits in Fiscal 2013.  Over the past several years, we have increased our gross profit through improved vendor discounts, fewer retail price reductions and increased efficiencies in logistics.  We expect an improvement in gross profit rate in Fiscal 2013 as we continue to benefit from improved inventory age year over year and increased efficiencies from our investment in systems.

In Fiscal 2012, we began an active search for a new distribution facility or site to support our expected growth over the next several years with an expected operations date in mid Fiscal 2015.  We plan to build and own our new facility versus lease and expect that the new facility will cost approximately $25.0 million.

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

Our management expects that the uncertainty and volatility of global economic conditions experienced over the last three years will continue.  Any further negative impact on customer discretionary spending could negatively impact our net sales and level of profitability in Fiscal 2013.

Due to our increased net sales, we have historically leveraged our store operating, selling and administrative expenses.  Based on projected net sales, we expect operating, selling and administrative rates to increase slightly in Fiscal 2013, primarily due to investments in technology.  We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, to provide capital expenditures for both distribution center and technology upgrade projects and to repurchase our common stock under our stock repurchase program.

We utilize a merchandise management system that allows us to identify and monitor trends.  However, this system does not produce U.S. Generally Accepted Accounting Principles (U.S. GAAP) financial information by product category.  Therefore, it is impracticable to provide U.S. GAAP net sales by product category.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year.  The consolidated statements of operations for Fiscal 2012, Fiscal 2011 and Fiscal 2010 included 52 weeks of operations.  Fiscal 2013 will include 53 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

Comparable store net sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel,  relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  Our Sports & Co. store is not and has never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 and we do not have plans to open additional superstores in the future.

Executive Summary

Following is a highlight of our financial results over the last three fiscal years:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Net sales (in millions)	$732.6	$665.0	$593.5
Operating income, percentage to net sales	12.8%	11.1%	8.8%
Comparable store sales increase	6.8%	9.8%	0.7%
Net income (in millions)	$59.1	$46.4	$32.5
Net income, percentage increase	27.3%	42.6%	10.5%
Diluted earnings per share	$2.15	$1.60	$1.12

During Fiscal 2012, Hibbett opened 52 new stores and closed 18 underperforming stores, bringing the store base to 832 in 26 states as of January 28, 2012.  Inventory on a per store basis at January 28, 2012 increased by 7.0%; however, there was an improvement in aged merchandise compared to January 29, 2011.  Hibbett ended the fiscal year with $55.1 million of available cash and cash equivalents on the consolidated balance sheet and full availability under its $80.0 million unsecured credit facilities.

Recent Accounting Pronouncements

See Note 2 of Item 8 of this Annual Report on Form 10-K for the fiscal year ended January 28, 2012, for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Costs of goods sold, including distribution and store occupancy costs	64.2	65.3	66.9
Gross profit	35.8	34.7	33.1

Store operating, selling and administrative expenses	21.2	21.5	21.9
Depreciation and amortization	1.8	2.1	2.3
Operating income	12.8	11.1	8.8

Interest income	-	-	-
Interest expense	-	-	-
Interest (expense) income, net	-	-	-
Income before provision for income taxes	12.7	11.1	8.8

Provision for income taxes	4.7	4.1	3.3
Net income	8.1%	7.0%	5.5%

Note:  Columns may not sum due to rounding.

Fiscal 2012 Compared to Fiscal 2011

Net sales.  Net sales increased $67.7 million, or 10.2%, to $732.6 million for Fiscal 2012 from $665.0 million for Fiscal 2011.  Furthermore:

•
We opened 49 Hibbett Sports stores and 3 Sports Addition stores while closing 17 underperforming Hibbett Sports stores and 1 Sports & Co. stores for net stores opened of 34 stores in Fiscal 2012.  We expanded or remodeled 18 high performing stores and converted 1 Sports & Co. store to a Hibbett Sports store.  New stores and stores not in the comparable store net sales calculation accounted for $24.9 million of the increase in net sales.  Store openings and closings are reported net of relocations.

•	We experienced a 6.8% increase in comparable store net sales for Fiscal 2012 compared to Fiscal 2011. Higher comparable store net sales contributed $42.8 million to the increase in net sales.

During Fiscal 2012, 762 stores were included in the comparable store sales comparison.  The increase in comparable store net sales was broad-based with strong performances across footwear, equipment, apparel and accessories.  Strong product performances were led by positive trends in all categories of activewear and in accessories, footwear, and licensed apparel.  Lightweight running shoes continue to be a key driver in our footwear business while kid’s footwear was particularly strong in Fiscal 2012.  The majority of our comparable store sales increase was from increased consumer traffic and somewhat from increased retail prices.  Strip locations continue to outperform enclosed mall stores.  Strip center locations now comprise approximately 77% of our total store base and include free-standing store locations.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $262.4 million, or 35.8% of net sales, in Fiscal 2012, compared with $230.4 million, or 34.7% of net sales, in Fiscal 2011.

•
Gross profit percentage was impacted by a higher percentage of merchandise sold at regular price and fewer company-wide promotions.  Gross profit percentage also benefited from an improvement in inventory shrinkage year over year.  Strong sales performance and improved aged inventory negated the need for liquidating promotions and more favorable discounts from vendors resulted in higher initial sell-through of inventory at regular prices.  As more of our technology investments for inventory management are implemented, we expect to continue to see improvement in our gross profit percentage.

•
Distribution expense as a percentage of net sales increased 8 basis points resulting primarily from increases in data processing third-party services.  In Fiscal 2012, we initiated broadband service in over 95% of our existing stores.  We also experienced an increase in freight costs due to higher gas prices.  We expect to see increases in this expense line into Fiscal 2013 based on the current volatility in the oil markets and unrest in the Middle East.

•
Store occupancy expense as a percentage of net sales decreased 45 basis points.  The largest decrease as a percent to net sales was rent expense as we continue to experience rent savings through lease renegotiations and from co-tenancy violations by our landlords, offset somewhat by a decrease in construction allowances used to offset rent expense.  We believe we are a valued tenant for our landlords, which enhances our ability to renegotiate lease terms at renewal, and we have had success over the last few years in doing so as our landlords are struggling to keep their properties occupied.  We expect to continue to experience rent savings through lease renegotiations into Fiscal 2013.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $155.7 million, or 21.2% of net sales, for Fiscal 2012, compared with $143.2 million, or 21.5% of net sales, for Fiscal 2011.  Expense trends we experienced included:

•
Salary and benefit costs in our stores remained relatively constant as a percentage of net sales, but increased in dollars, primarily from annual pay rate increases and incentive payments associated with higher sales as well as with the growth in stores.  As our store base grows, we expect an increase in salary and benefit dollars, but believe these costs as a percentage to net sales will remain relatively stable.

•
Salary and benefit costs decreased at the administrative level by 22 basis points as a percentage of net sales primarily due to a decrease in the accrual for annual bonuses and a decrease in hospital insurance resulting from lower claims.  We expect hospital insurance costs will increase in Fiscal 2013.

•	Business insurance was lower due to lower actual claims and a decrease in casualty and workers’ compensation insurance premium expense.
•	Recent trends of increasing credit card processing fees slowed this year as we realized the benefit of lower debit card processing exchange rates.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.8% in Fiscal 2012, and 2.1% in Fiscal 2011.  The average lease term of new store leases added in Fiscal 2012 compared to those added in Fiscal 2011 increased to 8.06 years compared to 7.85 years, respectively, as the result of the execution of more leases with longer initial lease terms in Fiscal 2012 compared to Fiscal 2011.  We attribute the decrease in depreciation expense as a percent of net sales to a decrease in the investment in leasehold improvements in recent years as more of the build-out work is being done by landlords offset somewhat by changes in estimates of useful lives of leasehold improvements in some underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 4.7% in Fiscal 2012, compared to 4.1% for Fiscal 2011.  This increase was primarily due to operating efficiencies achieved resulting in higher pre-tax income as a percentage of net sales.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.7% for Fiscal 2012 and 36.8% for Fiscal 2011.  The decrease in rate resulted primarily from an increase in employment-related income tax credits and the resolution of an income tax matter with a state taxing authority.

Fiscal 2011 Compared to Fiscal 2010

Net sales.  Net sales increased $71.5 million, or 12.0%, to $665.0 million for Fiscal 2011, from $593.5 million for Fiscal 2010.  Furthermore:

•
We opened 45 Hibbett Sports stores while closing 13 underperforming Hibbett Sports stores and 1 Sports & Co. store for net stores opened of 31 stores in Fiscal 2011.  We expanded or remodeled 17 high performing stores.  New stores and stores not in the comparable store net sales calculation accounted for $17.2 million of the increase in net sales.  Store openings and closings are reported net of relocations.

•	We experienced a 9.8% increase in comparable store net sales for Fiscal 2011 compared to Fiscal 2010. Higher comparable store net sales contributed $54.3 million to the increase in net sales.

During Fiscal 2011, 705 stores were included in the comparable store sales comparison.  The increase in comparable store net sales was broad-based with strong performances across footwear, equipment, apparel and accessories.  Strong product performances were led by positive trends in accessories, licensed apparel, activewear, all categories of footwear and equipment.  Strip locations continue to outperform enclosed mall stores.  Strip center locations comprised approximately 76% of our total store base and include free-standing store locations.

Gross profit.  Cost of goods sold included the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $230.4 million, or 34.7% of net sales, in Fiscal 2011, compared with $196.2 million, or 33.1% of net sales, in Fiscal 2010.  The increase in gross profit percent was due primarily to a higher percentage of merchandise sold at regular price and fewer promotions.  Distribution expense as a percentage of net sales decreased 19 basis points primarily due to basis point decreases in salary and benefit costs compared to a year ago.  Store occupancy expense as a percentage of net sales decreased 67 basis points.  The largest decrease was rent expense as a percentage of net sales as we continued to experience rent savings through lease renegotiations and from co-tenancy violations by our landlords, offset somewhat by a decrease in construction allowances used to offset rent expense.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $143.2 million, or 21.5% of net sales, for Fiscal 2011, compared with $129.9 million, or 21.9% of net sales, for Fiscal 2010.  Expense trends we experienced included:

•
Salary and benefit costs in our stores decreased by 45 basis points as a percentage of net sales, but increased in dollars, primarily from annual pay rate increases and incentive payments associated with higher sales.  These expenses increased at the administrative level by 12 basis points as a percentage of net sales primarily due to increases in accruals for bonuses.

•	Legal fees, business insurance costs and professional fees were lower as we continued to closely monitor and carefully manage these costs.
•
Credit and debit card fees increased as a percent to net sales due to higher exchange rates.  Medical insurance costs increased as a result of increased enrollment coupled with a slight increase in actual claims.  Third-party freight and shipping costs were also higher, primarily due to an increase in the total number of stores serviced.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.1% in Fiscal 2011, and 2.3% in Fiscal 2010.  The average lease term of new store leases added in Fiscal 2011 compared to those added in Fiscal 2010 increased to 7.85 years compared to 6.38 years, respectively, as the result of the execution of more leases with longer initial lease terms in Fiscal 2011 compared to Fiscal 2010.  We attributed the decrease in depreciation expense as a percent of net sales to a decrease in the investment in leasehold improvements in recent years as more of the build-out work was being done by landlords offset somewhat by changes in estimates of useful lives of leasehold improvements in some underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 4.1% in Fiscal 2011, compared to 3.3% for Fiscal 2010.  This increase was primarily due to operating efficiencies achieved resulting in higher pre-tax income as a percentage of net sales.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.8% for Fiscal 2011 and 37.8% for Fiscal 2010.  This decrease was primarily due to increased stock option exercise activity.

Liquidity and Capital Resources

Our capital requirements relate primarily to new store openings, stock repurchases and working capital requirements.  Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year.  Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under our revolving credit facilities.  Due to the low interest rates currently available, we are using excess cash on deposit to offset bank fees versus investing such funds in an equity market or in interest-bearing deposits.

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
Net cash provided by operating activities	$54,921	$61,918	$36,914
Net cash used in investing activities	(13,375)	(10,883)	(9,603)
Net cash (used in) provided by financing activities	(61,925)	(25,209)	1,730
Net (decrease) increase in cash and cash equivalents	$(20,379)	$25,826	$29,041

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

Net cash provided by operating activities was $54.9 million for Fiscal 2012 compared with net cash provided by operating activities of $61.9 million and $36.9 million in Fiscal 2011 and Fiscal 2010, respectively.  The reduction in net cash provided by operating activities for Fiscal 2012 compared to Fiscal 2011 was primarily due to inventory levels, which have continued to increase year over year as the number of stores have increased, although the inventory per store has historically trended slightly down to flat.

•
Ending inventory at January 28, 2012 was up 7.0% on a per store level compared to January 29, 2011 due primarily to a shift in product mix in advance of our strong spring selling season this year versus last year and, to a lesser degree, merchandise cost increases.  The increase in inventory used cash of $20.2 million, $5.5 million and $17.6 million during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.  Although our inventory levels have increased at the store level over the last few years, our aged inventory is down.

•
The change in accounts payable used cash of $2.3 million during Fiscal 2012 and provided cash of $11.0 million and $0.5 million during Fiscal 2011 and Fiscal 2010, respectively.  Beginning in Fiscal 2011, we started paying some of our vendors using corporate purchasing cards, which effectively extended our payment terms by one month.  The fluctuation in cash provided by accounts payable between Fiscal 2011 and Fiscal 2012 resulted from the anniversary of the payment term extensions.

•	Net income provided cash of $59.1 million, $46.4 million and $32.5 million during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
•
Non-cash charges included depreciation and amortization expense of $13.2 million, $13.6 million and $13.9 million during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, and stock-based compensation expense of $5.5 million, $4.8 million and $4.2 million during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.  The stock-based compensation increase resulted from the achievement of PSUs at greater than their granted level.

Investing Activities.

Cash used in investing activities in the fiscal periods ended January 28, 2012, January 29, 2011 and January 30, 2010 totaled $13.4 million, $10.9 million and $9.6 million, respectively.  Gross capital expenditures used $13.0 million, $10.5 million and $9.6 million during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

We use cash in investing activities to build new stores and remodel, expand or relocate existing stores.  We opened 52 new stores and relocated, expanded and/or remodeled 18 existing stores during Fiscal 2012.  We opened 45 new stores and relocated, expanded and/or remodeled 17 existing stores during Fiscal 2011.  We opened 42 new stores and relocated, expanded and/or remodeled 21 existing stores during Fiscal 2010.  Furthermore, net cash used in investing activities includes purchases of information technology assets and expenditures for our distribution facility and corporate headquarters.

We estimate the cash outlay for capital expenditures in the fiscal year ending February 2, 2013 will be approximately $15.9 million, which relates to the opening of approximately 60 new stores, remodeling of selected existing stores, information system upgrades and various improvements at our headquarters and distribution center.  Of the total budgeted dollars for capital expenditures for Fiscal 2013, we anticipate that approximately 55% will be related to the opening of new stores and remodeling and/or relocating existing stores.  Approximately 34% will be related to information systems with the remaining 11% related primarily to transportation equipment, automobiles and security equipment for our stores.  In addition, the lease for our existing distribution center expires in December 2014.  We plan to build and own versus lease our new distribution facility at a cost of approximately $25.0 million over the next 3 years.

As of January 28, 2012, we had approximately $1.3 million outlay remaining on enhancements to our merchandising system relating to demand forecasting and markdown optimization.  We believe these enhancements will further advance our ability to improve gross profit across all markets and merchandise by providing another tool for managing our inventory at the store level.

Financing Activities.

Net cash used in financing activities was $61.9 million and $25.2 million in Fiscal 2012 and Fiscal 2011, respectively, compared to net cash provided by financing activities of $1.7 million in Fiscal 2010.  The financing activity cash fluctuation between years is primarily the result of repurchases of our common stock.  We expended $67.5 million and $37.7 million on repurchases of our common stock during Fiscal 2012 and Fiscal 2011, respectively.  We did not repurchase any of our common stock during Fiscal 2010.

Financing activities also consisted of proceeds from stock option exercises and the excess tax benefit from the exercise of incentive stock options.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At January 28, 2012, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively, and which renew in August 2012 and November 2012, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of January 28, 2012, we did not have any debt outstanding under either of these facilities.

At January 29, 2011, we had two unsecured revolving credit facilities that allowed borrowings up to $30.0 million and $50.0 million, respectively, and which renewed in August 2011 and November 2011, respectively.  The facilities did not require a commitment or agency fee nor were there any covenant restrictions.  We renewed these facilities as they expired.  As of January 29, 2011, we did not have any debt outstanding under either of these facilities.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sports, Inc. at January 28, 2012 (in thousands):

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt obligations (1)	$-	$-	$-	$-	$-
Capital lease obligations (2)	173	389	476	1,207	2,245
Interest on capital lease obligations (2)	193	343	273	236	1,045
Operating lease obligations (2)	43,374	62,956	29,576	16,828	152,734
Purchase obligations (3)	1,492	653	4	-	2,149
Other liabilities (4)	256	-	-	1,206	1,462
Total	$45,488	$64,341	$30,329	$19,477	$159,635

(1)	See “Part II, Item 8, Consolidated Financial Statements Note 5 – Debt.”

(2)	See “Part II, Item 8, Consolidated Financial Statements Note 6 – Leases.”

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

Excluded from this table are approximately $2.6 million of unrecognized tax benefits, which have been recorded as liabilities in accordance with ASC Topic 740, Income Taxes, as the timing of such payments cannot be reasonably determined.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of January 28, 2012.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

We do not believe that inflation has had a material impact on our financial position or results of operations to date.  However, we are experiencing increased prices and a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of net sales if the selling prices of our merchandise do not increase with these increased costs.  Based on current economic conditions, we expect that any increase in merchandise costs per unit will be offset by improved vendor discounts and increased retail prices in Fiscal 2013.

Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) and other authoritative sources of U.S. GAAP for applicability to our operations.

Proposed Amendments to Current Accounting Standards.  The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases.  In August 2010, the FASB issued an exposure draft, Leases, which would replace the existing guidance in ASC Topic 840, Leases.  When and if effective, this proposed standard will likely have a significant impact on our consolidated financial statements.  However, as the standard-setting process is still ongoing, we are unable to determine the impact this proposed change in accounting will have on our consolidated financial statements at this time.

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

We offer a customer loyalty program, the MVP Rewards program, whereby customers, upon registration, can earn points in a variety of ways, including store purchases, website surveys and other activities on our website.  Based on the number of points accumulated, customers receive reward certificates on a quarterly basis that can be redeemed in our stores.  An estimate of the obligation related to the program, based on historical redemption rates, is recorded as a current liability and a reduction of net sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net sales, in the amount of and at the time of redemption of the reward certificate.  At January 28, 2012 and January 29, 2011, the amount recorded in current liabilities for reward certificates issued was inconsequential.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us.  Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as a current liability.

Gift card breakage revenue is recognized to the extent not required to be remitted to jurisdictions as unclaimed property and is based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.  Based on our analyses of redemption activity, we have determined the likelihood of redemption for gift cards 5 years after the date of initial issuance is remote.  For Fiscal 2012, Fiscal 2011 and Fiscal 2010, $0.2 million, $0.2 million and $0.3 million of breakage revenue, respectively, was recorded as other income and is included in the accompanying consolidated statements of operations as a reduction to store operating, selling and administrative expenses.  The net deferred revenue liability at January 28, 2012 and January 29, 2011 was $3.5 million and $3.1 million, respectively.

Inventory Valuation.

Inventories are valued using the lower of weighted average cost or market method.  Items are removed from inventory using the weighted average cost method.

Lower of Cost or Market:  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of January 28, 2012 and January 29, 2011, the accrual was $1.9 million and $1.8 million, respectively.  A determination of net realizable value requires significant judgment and estimates.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Store counts are typically performed on a cyclical basis, and the distribution center’s counts are performed quarterly.  As of January 28, 2012 and January 29, 2011, the accrual was $1.6 million and $1.8 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 48.3%, 47.8% and 49.9% of our purchases for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.  Our second largest vendor represented 11.4%, 8.3% and 6.4% of our purchases while our third largest vendor represented 9.3%, 8.1% and 9.0% of our purchases for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

Consignment Inventories:  Beginning in Fiscal 2010, we expanded our business model to include consignment merchandise.  Consignment inventories, which are owned by the vendor but located in our stores, are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At January 28, 2012 and January 29, 2011, vendor-owned inventories held at our locations (and not reported as our inventory) were $1.3 million and $0.7 million, respectively.

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

Stock-Based Compensation.  We use the Black-Scholes option-pricing model to estimate the fair value at the date of grant of stock options granted under our stock option plans and stock purchase rights associated with the Employee Stock Purchase Plan.  Volatility is estimated as of the date of grant or purchase date based on management’s estimate of the time period that captures the relative volatility of our stock.  We base the risk-free interest rate on the annual continuously compounded risk-free rate with a term equal to the option’s expected term.  The effects on net income and earnings per share of stock-based compensation expense, net of tax, calculated using the fair value of stock options and stock purchase rights in accordance with the Black-Scholes option-pricing model are not necessarily representative of the effects of our results of operations in the future.  In addition, the compensation expense utilizes an option-pricing model developed for traded options with relatively short lives.  Our stock option grants have a life of up to ten years and are not transferable.  Therefore, the actual fair value of a stock option grant may be different from our estimates.  We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.  All estimates and assumptions are regularly evaluated and updated when applicable.

Insurance Accruals.  We use a combination of insurance and self-insurance for a number of risks including workers’ compensation, general liability, property liability and employee-related health benefits, a portion of which is paid by our employees.  The estimates and accruals for the liabilities associated with these risks are regularly evaluated for adequacy based on the most current available information, including historical claims experience and expected future claims costs.

Leases.  We lease all our retail stores, our distribution center and certain equipment, including transportation and office equipment.  We evaluate each lease at inception to determine whether the lease will be accounted for as an operating or capital lease.  The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.  The majority of our retail stores and our distribution center are operating leases.

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

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk.

Investment and Credit Availability Risk

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC.  Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.  In an attempt to mitigate this risk, our investment policy emphasizes preservation of principal and liquidity.

We also have financial institutions that are committed to provide loans under our revolving credit facilities.  There is a risk that these institutions cannot deliver against these obligations.  For a further discussion of this risk and risks related to our deposits, see “Risk Factors” beginning on Page 10.

Interest Rate Risk

Our net exposure to interest rate risk results primarily from interest rate fluctuations on our credit facilities, which bear an interest at a rate which varies with LIBOR, prime or federal funds rates.  At the end of Fiscal 2012 and Fiscal 2011, we had no borrowings outstanding under any credit facility.

During Fiscal 2012, we did not have any borrowings against either of the facilities.  There were 10 days during Fiscal 2011, where we incurred borrowings against our credit facilities for an average borrowing of $5.3 million.  During Fiscal 2011, the maximum amount outstanding against these agreements was $10.8 million and the weighted average interest rate was 2.28%.

Quarterly and Seasonal Fluctuations

We experience seasonal fluctuations in our net sales and results of operations.  Customer buying patterns around the spring sales period and the holiday season historically result in higher first and fourth quarter net sales.  Over the past few years, our third quarter has experienced higher than historical net sales, resulting from back-to-school shopping combined with tax-free holidays in many of our markets.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, merchandise mix and demand for apparel and accessories driven by local interest in sporting events.

Although our operations are influenced by general economic conditions, we do not believe that, historically, inflation has had a material impact on our results of operations as we are generally able to pass along inflationary increases in costs to our customers.

Tax Matters

We do not believe that there are any tax matters that could materially affect our financial condition, results of operations or cash flows.

Item 8.                      Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of our Company are included in response to this item:

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011

•Consolidated Statements of Operations for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010

•Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010

•Consolidated Statements of Stockholders’ Investment for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010

•Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hibbett Sports, Inc.:

We have audited the accompanying consolidated balance sheets of Hibbett Sports, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the three-year period ended January 28, 2012. We also have audited Hibbett Sports, Inc.’s internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hibbett Sports, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Hibbett Sports, Inc.’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sports, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Hibbett Sports, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Birmingham, Alabama
March 26, 2012

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

ASSETS	January 28, 2012	January 29, 2011
Current Assets:
Cash and cash equivalents	$55,138	$75,517
Trade receivables, net	3,923	3,290
Accounts receivable, other	2,200	2,095
Inventories, net	195,071	174,878
Prepaid expenses and other	4,639	6,033
Deferred income taxes, net	7,802	7,528
Total current assets	268,773	269,341

Property and Equipment:
Land and building	245	245
Buildings under capital lease	2,403	2,403
Equipment	55,307	51,087
Equipment under capital lease	-	345
Furniture and fixtures	26,560	25,629
Leasehold improvements	64,728	63,309
Construction in progress	2,489	1,245
	151,732	144,263
Less accumulated depreciation and amortization	112,136	104,207
Net property and equipment	39,596	40,056

Deferred income taxes, net	3,416	3,596
Other assets, net	1,911	1,272
Total Assets	$313,696	$314,265

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$73,735	$75,986
Short-term debt and capital lease obligations	173	312
Accrued payroll expenses	9,875	9,818
Deferred rent	3,620	4,026
Other accrued expenses	4,255	4,192
Total current liabilities	91,658	94,334

Capital lease obligations	2,072	2,245
Deferred rent	11,571	12,816
Unrecognized tax benefits	2,899	3,692
Other liabilities, net	1,746	1,090
Total liabilities	109,946	114,177

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
37,498,128 and 37,130,646 shares issued at January 28, 2012
and January 29, 2011, respectively	375	371
Paid-in capital	127,779	114,568
Retained earnings	349,012	289,952
Treasury stock, at cost, 11,120,040 and 9,223,038 shares
repurchased at January 28, 2012 and January 29, 2011, respectively	(273,416)	(204,803)
Total stockholders' investment	203,750	200,088
Total Liabilities and Stockholders' Investment	$313,696	$314,265

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$732,645	$664,954	$593,492
Cost of goods sold, including distribution
center and store occupancy costs	470,237	434,552	397,292
Gross profit	262,408	230,402	196,200

Store operating, selling and administrative
expenses	155,672	143,232	129,888
Depreciation and amortization	13,205	13,623	13,905
Operating income	93,531	73,547	52,407

Interest income	(25)	(42)	(60)
Interest expense	242	147	117
Interest expense, net	217	105	57
Income before provision for income taxes	93,314	73,442	52,350

Provision for income taxes	34,254	27,042	19,801
Net income	$59,060	$46,400	$32,549

Basic earnings per share	$2.19	$1.63	$1.14
Diluted earnings per share	$2.15	$1.60	$1.12

Weighted average shares outstanding:
Basic	26,978	28,426	28,629
Diluted	27,506	29,033	29,089

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share information)

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Cash Flows From Operating Activities:
Net income	$59,060	$46,400	$32,549
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	13,205	13,623	13,905
Deferred and unrecognized income tax benefit, net	(46)	(1,558)	(2,433)
Excess tax benefit from stock option exercises	(1,834)	(3,435)	(781)
Loss on disposal and write-down of assets, net	151	164	232
Stock-based compensation	5,453	4,796	4,157
Changes in operating assets and liabilities:
Trade receivables, net	(633)	(597)	(70)
Accounts receivable, other	(105)	(160)	829
Inventories, net	(20,193)	(5,484)	(17,618)
Prepaid expenses and other	3,146	(3,485)	5,409
Other assets, net, non-current	(157)	(149)	169
Accounts payable	(2,251)	11,036	489
Deferred rent, non-current	(1,245)	(1,408)	(2,319)
Accrued expenses and other	370	2,175	2,396
Net cash provided by operating activities	54,921	61,918	36,914

Cash Flows From Investing Activities:
Purchase of investments, net	(481)	(529)	(39)
Capital expenditures	(12,997)	(10,476)	(9,605)
Proceeds from sale of property and equipment	103	122	41
Net cash used in investing activities	(13,375)	(10,883)	(9,603)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(67,484)	(37,715)	-
Net payments on revolving credit facility and
capital lease obligations	(311)	(114)	(77)
Excess tax benefit from stock option exercises	1,834	3,435	781
Cash used to settle net share equity awards	(1,129)	(144)	-
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	5,165	9,329	1,026
Net cash (used in) provided by financing activities	(61,925)	(25,209)	1,730

Net (Decrease) Increase in Cash and Cash Equivalents	(20,379)	25,826	29,041
Cash and Cash Equivalents, Beginning of Year	75,517	49,691	20,650
Cash and Cash Equivalents, End of Year	$55,138	$75,517	$49,691

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$277	$95	$117
Income taxes, net of refunds	$30,788	$31,987	$16,955

Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation	$60	$-	$-
Shares awarded to satisfy deferred board compensation	1,561	-	-
Property and plant additions under capital lease	$-	$2,403	$345

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT
(in thousands, except share information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance-January 31, 2009	36,304,735	$363	$92,153	$211,003	7,761,813	$(166,944)	$136,575
Net income	-	-	-	32,549	-	-	32,549
Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $408	131,768	1	1,430	-	-	-	1,431
Tax shortfall on release of restricted stock and option exercises	-	-	(6)	-	-	-	(6)
Adjustment to income tax benefit from exercises of employee stock options	-	-	373	-	-	-	373
Stock-based compensation	-	-	4,157	-	-	-	4,157

Balance-January 30, 2010	36,436,503	364	98,107	243,552	7,761,813	(166,944)	175,079
Net income	-	-	-	46,400	-	-	46,400
Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $3,435	694,143	7	12,756	-	-	-	12,763
Tax shortfall on release of restricted stock and option exercises	-	-	(67)	-	-	-	(67)
Adjustment to income tax benefit from exercises of employee stock options	-	-	(1,024)	-	-	-	(1,024)
Purchase of shares under the stock repurchase program	-	-	-	-	1,461,225	(37,859)	(37,859)
Stock-based compensation	-	-	4,796	-	-	-	4,796

Balance-January 29, 2011	37,130,646	371	114,568	289,952	9,223,038	(204,803)	200,088
Net income	-	-	-	59,060	-	-	59,060
Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $1,834	367,482	4	6,995	-	-	-	6,999
Tax shortfall on release of restricted stock and option exercises	-	-	(51)	-	-	-	(51)
Adjustment to income tax benefit from exercises of employee stock options	-	-	814	-	-	-	814
Purchase of shares under the stock repurchase program	-	-	-	-	1,897,002	(68,613)	(68,613)
Stock-based compensation	-	-	5,453	-	-	-	5,453
Balance-January 28, 2012	37,498,128	$375	$127,779	$349,012	11,120,040	$(273,416)	$203,750

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett Sports, Inc. is an operator of sporting goods retail stores in small to mid-sized markets predominately in the Southeast, Southwest, Mid-Atlantic and Midwest regions of the United States.  References to “we,” “our,” “us” and the “Company” refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.  Our fiscal year ends on the Saturday closest to January 31 of each year.  The consolidated statements of operations for Fiscal 2012, Fiscal 2011 and Fiscal 2010 include 52 weeks of operations.  Our merchandise assortment features a core selection of brand name merchandise emphasizing athletic footwear, team sports equipment, athletic and fashion apparel and related accessories.  We complement this core assortment with a selection of localized apparel, footwear and accessories designed to appeal to a wide range of customers within each market.

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

The assumptions used by management could change significantly in future estimates due to changes in circumstances and actual results could differ from those estimates.

Reportable Segments

Given the economic characteristics of the store formats, the similar nature of products offered for sale, the type of customers, the methods of distribution and how our Company is managed, our operations constitute only one reportable segment.   Revenues from external customers by product category are impractical for us to report.

Customers

No customer accounted for more than 5.0% of our net sales during the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010.

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

We also receive consideration from vendors through a variety of other programs, including markdown reimbursements, vendor compliance charges and defective merchandise credits.  If the payment is a reimbursement for costs incurred, it is recognized as an offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise.  Markdown reimbursements related to merchandise that has been sold are negotiated by our merchandising teams and are credited directly to cost of goods sold in the period received.  If vendor funds are received prior to merchandise being sold, they are recorded as a reduction of merchandise cost.  Vendor compliance charges and defective merchandise credits reduce the cost of inventories.

Advertising

We expense advertising costs when incurred.  We participate in various advertising and marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred.  A receivable for cooperative advertising to be reimbursed is recorded as a decrease to expense as advertisements are run.

The following table presents the components of our advertising expense (in thousands):

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
Gross advertising costs	$8,329	$7,314	$5,572
Advertising reimbursements	(3,748)	(3,389)	(2,268)
Net advertising costs	$4,581	$3,925	$3,304

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

We repurchased 1,897,002 shares of our common stock during Fiscal 2012 at a cost of $68.6 million, including 36,352 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $1.1 million.  We repurchased 1,461,225 shares of our common stock during Fiscal 2011 at a cost of $37.9 million, including 6,130 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.2 million.

Under the old authorization, we had repurchased 7,761,813 shares of our common stock at a cost of $166.9 million.  Under both authorizations, we had repurchased a total of 11,120,040 shares of our common stock at an approximate cost of $273.4 million as of January 28, 2012, and had approximately $144.7 million remaining under the Program for stock repurchase.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  We are exposed to credit risk in the event of default by our financial institutions where we maintain deposits to the extent the amount recorded on the consolidated balance sheet exceeds the FDIC insurance limits per institution.  Amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at January 28, 2012 and January 29, 2011 were $3.0 million and $3.6 million, respectively.

Investments

We hold investments in trust for the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) and the Hibbett Sports, Inc. Executive Voluntary Deferral Plan (Deferral Plan).  These are trading securities and are classified as long-term assets on the consolidated balance sheets and are included in other assets, net.  At January 28, 2012 and January 29, 2011, we had $1.4 million and $0.9 million, respectively, of investments included in other assets, net.  Net unrealized holding gains for both Fiscal 2012 and Fiscal 2011 were $0.1 million.

Trade and Other Accounts Receivable

Trade accounts receivable consist primarily of amounts due to us from sales to educational institutions for athletic programs.  We do not require collateral, and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant.  The allowance for doubtful accounts at January 28, 2012 and January 29, 2011 was $49,000 and $47,000, respectively.

Other accounts receivable consists primarily of tenant allowances due from landlords and cooperative advertising due from vendors.  We analyze other accounts receivable for collectibility based on aging of individual components, underlying contractual terms and economic conditions.  Recorded amounts are deemed to be collectible.

Inventories and Valuation

Inventories are valued using the lower of weighted average cost or market method.  Items are removed from inventory using the weighted average cost method.

Lower of Cost or Market:  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of January 28, 2012 and January 29, 2011, the accrual was $1.9 million and $1.8 million, respectively.  A determination of net realizable value requires significant judgment and estimates.

Shrinkage:  We accrue for inventory shrinkage based on the actual historical results of physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Store counts are typically performed on a cyclical basis and the distribution center’s counts are performed quarterly.  As of January 28, 2012 and January 29, 2011, the accrual was $1.6 million and $1.8 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 48.3%, 47.8% and 49.9% of our purchases in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.  Our next largest vendor represented 11.4%, 8.3% and 6.4% of our purchases in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.  Our third largest vendor represented 9.3%, 8.1% and 9.0% of our purchases in Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

Consignment Inventories:  Beginning in Fiscal 2010, we expanded our business model to include consignment merchandise.  Consignment inventories, which are owned by the vendor but located in our stores, are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At January 28, 2012 and January 29, 2011, vendor-owned inventories held at our locations (and not reported as our inventory) were $1.3 million and $0.7 million, respectively.

Property and Equipment

Property and equipment are recorded at cost and include assets acquired through capital leases.  Depreciation on assets is principally provided using the straight-line method over the following estimated service lives:

Buildings	39 years
Leasehold improvements	3 – 10 years
Furniture and fixtures	7 years
Equipment	3 – 5 years

In the case of leasehold improvements, we calculate depreciation using the shorter of the initial term of the underlying leases or the estimated economic lives of the improvements.  The term of the lease includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.  We continually reassess the remaining useful life of leasehold improvements in light of store closing plans.

Construction in progress has historically been comprised primarily of property and equipment related to unopened stores and costs associated with technology upgrades at period-end.  At fiscal year ended January 28, 2012, approximately 95% of the construction in progress balance was comprised of costs associated with technology projects.

Maintenance and repairs are charged to expense as incurred.  The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from property and equipment and the related gain or loss is credited or charged to net income.

Deferred Rent

Deferred rent primarily consists of step rent and allowances from landlords related to our leased properties.  Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which we record over the term of the lease, including the build-out period.  This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line rent expense.  Landlord allowances are generally comprised of amounts received and/or promised to us by landlords and may be received in the form of cash or free rent.  We record a receivable from the landlord in accordance with the terms of the lease and a deferred rent liability.  This deferred rent is amortized into net income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are received from the landlord.

In our consolidated statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current.  The liability for the current portion of unamortized landlord allowances was $3.1 million and $3.4 million at January 28, 2012 and January 29, 2011, respectively.  The liability for the long-term portion of unamortized landlord allowances was $8.2 million and $9.4 million at January 28, 2012 and January 29, 2011, respectively.  We estimate the non-cash portion of landlord allowances was $0.9 million and $0.5 million in Fiscal 2012 and Fiscal 2011, respectively.

Revenue Recognition

We recognize revenue, including gift card and layaway sales, in accordance with the Accounting Standards Codification (ASC) Topic 605, Revenue Recognition.

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

We offer a customer loyalty program, the MVP Rewards program, whereby customers, upon registration, can earn points in a variety of ways, including store purchases, website surveys and other activities on our website.  Based on the number of points accumulated, customers receive reward certificates on a quarterly basis that can be redeemed in our stores.  An estimate of the obligation related to the program, based on historical redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the reward certificate.  At January 28, 2012 and January 29, 2011, the amount recorded in current liabilities for reward certificates issued was inconsequential.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us.  Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as a current liability.

Gift card breakage revenue is recognized to the extent not required to be remitted to jurisdictions as unclaimed property and is based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.  Based on our analyses of redemption activity, we have determined the likelihood of redemption for gift cards 5 years after the date of initial issuance is remote.  For Fiscal 2012, Fiscal 2011 and Fiscal 2010, $0.2 million, $0.2 million and $0.3 million of breakage revenue, respectively, was recorded in net income as other income and is included in the accompanying consolidated statements of operations as a reduction to store operating, selling and administrative expense.  The net deferred revenue liability at January 28, 2012 and January 29, 2011 was $3.5 million and $3.1 million, respectively.

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

Insurance Accrual

We are self-insured for a significant portion of our health insurance.  Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims experience.  The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions.  To minimize our potential exposure, we carry stop-loss insurance that reimburses us for losses over $0.2 million per covered person per year, limited to a lifetime maximum reimbursement of $1.9 million per covered person.  As of January 28, 2012 and January 29, 2011, the accrual for these liabilities was $0.8 million and $0.9 million, respectively, and was included in accrued expenses in the consolidated balance sheets.

We are also self-insured for our workers’ compensation, property and general liability insurance up to an established deductible with a cumulative stop-loss on workers’ compensation.  As of January 28, 2012 and January 29, 2011, the accrual for these liabilities (which is not discounted) was $0.4 million and was included in accrued expenses in the consolidated balance sheets.

Sales Returns

Net sales returns were $25.7 million for Fiscal 2012, $23.2 million for Fiscal 2011 and $20.3 million for Fiscal 2010.  The accrual for the effect of estimated returns on pre-tax income was $0.4 million as of January 28, 2012 and January 29, 2011, and was included in accrued expenses in the consolidated balance sheets.  Determination of the accrual for estimated returns requires significant judgment and estimates.

NOTE 2.   RECENT ACCOUNTING PRONOUNCEMENTS

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) and other authoritative sources of U.S. GAAP for applicability to our operations.

Proposed Amendments to Current Accounting Standards.  The FASB is currently working on amendments to existing accounting standards governing a number of areas including, but not limited to, accounting for leases.  In August 2010, the FASB issued an exposure draft, Leases, which would replace the existing guidance in ASC Topic 840, Leases.  When and if effective, this proposed standard will likely have a significant impact on our consolidated financial statements.  However, as the standard-setting process is still ongoing, we are unable to determine the impact this proposed change in accounting will have on the consolidated financial statements at this time.

NOTE 3.   STOCK-BASED COMPENSATION

At January 28, 2012, we had four stock-based compensation plans:

(a)
The Amended 2005 Equity Incentive Plan (EIP) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion.  The EIP was adopted effective July 1, 2005 and authorizes grants of equity awards of up to 1,983,159 authorized but unissued shares of common stock.  At January 28, 2012, there were 911,626 shares available for grant under the EIP.

(b)
The Amended 2005 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  The ESPP was adopted effective July 1, 2005.  At January 28, 2012, there were 92,915 shares available for purchase under the ESPP.

(c)
The Amended 2005 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options.  The Deferred Plan was adopted effective July 1, 2005 and authorizes grants of stock up to 112,500 authorized but unissued shares of common stock.  At January 28, 2012, there were 61,147 shares available for grant under the Deferred Plan.

(d)
The Amended 2006 Non-Employee Director Equity Plan (NEDEP) provides for grants of equity awards to non-employee directors.  The NEDEP was adopted effective June 1, 2006 and authorizes grants of equity awards of up to 679,891 authorized but unissued shares of common stock.  At January 28, 2012, there were 510,165 shares available for grant under the NEDEP.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of January 28, 2012, we had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based units (PSUs) to our employees and in the form of stock options to our Board members.  The annual grant made for Fiscal 2012, Fiscal 2011 and Fiscal 2010 to employees consisted solely of RSUs.  We have also awarded PSUs to our Named Executive Officers (NEOs) and expect the Compensation Committee of the Board will continue to grant PSUs to our NEOs in the future.  The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.  All of our awards are classified as equity awards.

The compensation cost for these plans was as follows (in thousands):

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
Stock-based compensation expense by type:
Stock options	$460	$792	$1,799
Restricted stock units	4,857	3,937	2,278
Employee stock purchases	76	67	80
Director deferred compensation	60	-	-
Total stock-based compensation expense	5,453	4,796	4,157
Income tax benefit recognized	1,987	1,666	1,277
Stock-based compensation expense, net of income tax	$3,466	$3,130	$2,880

Stock-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses.  There is no capitalized stock-based compensation cost.

The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock unit awards vested during the period.  The actual income tax benefit realized for the deductions considered on our income tax returns for Fiscal 2012 was from option exercises and restricted stock releases and totaled $3.2 million.  The actual income tax benefit realized for the deductions considered on our income tax returns for Fiscal 2011 and Fiscal 2010, was from option exercises and totaled $4.5 million and $0.5 million, respectively.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of our common stock on the date of grant.  Vesting and expiration provisions vary between equity plans, but options typically vest over a four or five year period in equal installments beginning on the first anniversary of the grant date and typically expire on the eighth or tenth anniversary of the date of grant.  Grants awarded to outside directors under both the DEP and Deferred Plan vest immediately upon grant and expire on the tenth anniversary of the date of grant.

Following is the weighted average fair value of each option granted during Fiscal 2012.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for each period:

	Quarter Ended
	April 30,		July 30,	October 29,	January 28,
	2011		2011	2011	2012
Grant date	Mar 16	Mar 31	Jun 30	Sep 30	Dec 31
Exercise price	$31.26	$35.81	$40.71	$33.90	$45.18
Weighted average fair value at date of grant	$12.58	$14.52	$15.95	$13.86	$17.92
Expected option life (years)	4.67	4.67	4.67	4.75	4.75
Expected volatility	45.52	45.26	44.31	47.6	46.18
Risk-free interest rate	1.72%	2.07%	1.61%	0.90%	0.78%
Dividend yield	None	None	None	None	None

We calculate the expected term for our stock options based on the historical exercise behavior of our participants.  Historically, an increase in our stock price has led to a pattern of earlier exercise by participants.  Typically, grants made to our Directors have a contractual term of 10 years, while grants made to our employees have a contractual term of 8 years.  We have not awarded a stock option grant to employees since 2009.  With the absence of option grants to employees, we anticipate the expected term will increase because it will be affected to a greater extent by director options which have a longer contractual life.

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

Activity for our option plans during Fiscal 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at January 29, 2011	631,041	$21.54	4.90	$6,933
Granted	35,557	32.21
Exercised	(245,402)	19.97
Forfeited, cancelled or expired	-	-
Options outstanding at January 28, 2012	421,196	$23.35	5.16	$9,837

Exercisable at January 28, 2012	392,821	$23.70	5.16	$9,311

The weighted average grant-date fair value of options granted during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $12.95, $11.00 and $9.48, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $0.4 million, $0.8 million and $1.8 million, respectively, before the recognized income tax benefit of $0.2 million, $0.2 million and $0.4 million, respectively.

The total intrinsic value of stock options exercised during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $5.3 million, $11.3 million and $1.3 million, respectively.  The total cash received from these stock option exercises during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $4.9 million, $9.1 million and $0.8 million, respectively.  Excess income tax proceeds from stock option exercises are included in cash flows from financing activities as required by ASC Topic 230, Statement of Cash Flows.  As of January 28, 2012, there was no unrecognized compensation cost related to nonvested stock options.

Restricted Stock and Performance-Based Units

RSUs and PSUs are granted with a fair value equal to the closing market price of our common stock on the date of grant.  All PSUs have been awarded in the form of restricted stock units.  Compensation expense is recorded straight-line over the vesting period and, in the case of PSUs, at the estimated percent of achievement.  Restricted stock unit awards generally cliff vest in four years from the date of grant for those awards that are not performance-based.  PSUs provide for awards based on achievement of certain predetermined corporate performance goals and cliff vest in one to five years from the date of grant after achievement of stated performance criterion and upon meeting stated service conditions.

The following table summarizes the restricted stock unit awards activity under all of our plans during Fiscal 2012:

	RSUs		PSUs		Totals
	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted stock unit awards
outstanding at January 29, 2011	461,160	$21.41	218,270	$19.98	679,430	$20.95
Granted	103,143	31.34	53,000	31.26	156,143	31.31
PSU multiplier earned (1)	-	-	40,335	24.89	40,335	24.89
Vested	(92,041)	28.93	(15,755)	14.93	(107,796)	26.88
Forfeited, cancelled or expired	(14,940)	22.57	-	-	(14,940)	22.57
Restricted stock unit awards
outstanding at January 28, 2012	457,322	$22.09	295,850	$22.95	753,172	$22.43

(1)           PSU multiplier earned represents additional RSUs awarded to our NEOs above the target grant resulting from the achievement of performance goals above the performance targets established at grant.

The weighted average grant date fair value of our RSUs granted was $31.31, $25.86 and $18.06 for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively.  There were 156,143, 193,421 and 238,607 RSUs granted during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $4.9 million, $3.9 million and $2.3 million, respectively, before the recognized income tax benefit of $1.8 million, $1.4 million and $0.9 million, respectively.

During the Fiscal 2012, restricted stock unit awards of 107,796 units, including 15,755 awards that were PSUs, vested with an intrinsic value of $3.3 million.  The total intrinsic value of our restricted stock unit awards outstanding and unvested at January 28, 2012, January 29, 2011 and January 30, 2010 was $36.9 million, $22.1 million and $11.3 million, respectively.  As of January 28, 2012, there was approximately $8.4 million of total unamortized unrecognized compensation cost related to RSU awards.  This cost is expected to be recognized over a weighted average period of 2.4 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employee purchases of common stock and the average price per share through the ESPP were as follows:

Fiscal Year Ended	Shares Purchased	Average Price Per Share
January 28, 2012	9,184	$ 29.76
January 29, 2011	13,144	$ 19.92
January 30, 2010	19,152	$ 14.34

The assumptions used in the option pricing model were as follows:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
Weighted average fair value at date of grant	$8.23	$5.19	$4.27
Expected life (years)	0.25	0.25	0.25
Expected volatility	43.6% - 45.2%	43.5% - 46.6%	47.5% - 68.0%
Risk-free interest rate	0.04% - 0.10%	0.05% - 0.15%	0.03% - 0.22%
Dividend yield	None	None	None

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of ASC Topic 718 as it relates to accounting for certain employee stock purchase plans with a look-back option.  The compensation expense included in store operating, selling and administrative expenses and recognized during each of Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $0.1 million.

Director Deferred Compensation

Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their Board and Board Committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into our common stock are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, Board and Board Committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  A total of 1,561 stock units were deferred under this plan in Fiscal 2012.  No stock units were deferred under this plan in Fiscal 2011 and Fiscal 2010.  No directors have elected to defer compensation into stock units in calendar 2012.

The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2012 was $60,000, before the recognized income tax benefit of $22,000.  There was no compensation expense related to director deferred compensation included in store operating, selling and administrative expenses during Fiscal 2011 and Fiscal 2010.

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

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
Net income, in thousands	$59,060	$46,400	$32,549

Weighted average number of common shares outstanding	26,978,176	28,425,781	28,629,023
Dilutive stock options	176,845	264,420	281,213
Dilutive restricted stock	351,367	343,024	178,510
Weighted average number of common shares outstanding and dilutive shares	27,506,388	29,033,225	29,088,746

Basic earnings per share	$2.19	$1.63	$1.14
Diluted earnings per share	$2.15	$1.60	$1.12

In calculating diluted earnings per share for Fiscal 2012 and Fiscal 2011, there were no options to purchase shares of common stock outstanding as of the end of the period that were excluded in the computations of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for Fiscal 2010, options to purchase 304,361 shares of common stock were outstanding as of the end of the period, but were not included in the computations of diluted earnings per share due to their anti-dilutive effect.

We excluded 137,800 nonvested stock awards granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to performance-based annual vesting conditions which had not been achieved by the end of Fiscal 2012.  Assuming the performance criteria had been achieved at target as of January 28, 2012, the incremental dilutive impact would have been 65,179 shares.

NOTE 5.   DEBT

At January 28, 2012, we had two unsecured credit facilities, which are renewable in August and November 2012.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during Fiscal 2012, nor was there any debt outstanding under either of these facilities at January 28, 2012.  At January 28, 2012, a total of $80.0 million was available to us from these facilities.

At January 29, 2011, we had two unsecured credit facilities, which were renewable in August and November 2011.  The August facility allowed for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allowed for borrowings up to $50.0 million at a rate of prime plus 2%.  There were 10 days during Fiscal 2011, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $5.3 million and $10.8 million, respectively, at an average interest rate of 2.28%.  At January 29, 2011, a total of $80.0 million was available to us from these facilities.

NOTE 6.   LEASES

We have entered into capital leases for certain property and technology hardware.  At January 28, 2012, the total capital lease obligation was $2.2 million, of which $0.2 million was classified as a short-term liability and included in short-term debt and capital lease obligations and $2.0 million was classified as a long-term liability as obligations under capital leases in our consolidated balance sheet.  At January 29, 2011, the total capital lease obligation was $2.6 million, of which $0.3 million was classified as a short-term liability and included in short-term debt and capital lease obligations and $2.3 million was classified as a long-term liability as obligations under capital leases in our consolidated balance sheet.  The cost basis of total assets under capital lease obligations at January 28, 2012 and January 29, 2011 was $2.4 million and $2.7 million, respectively, with accumulated amortization at January 28, 2012 and January 29, 2011 of $0.3 million each.

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

We also lease certain office equipment and transportation equipment under non-cancelable operating leases having initial terms of more than one year.

In February 1996, we entered into a sale-leaseback transaction to finance our distribution center and office facilities.  In December 1999, the related operating lease was amended to include the Fiscal 2000 expansion of these facilities.  The amended lease rate is $0.9 million per year and can increase annually with the Consumer Price Index.  This lease will expire in December 2014.   Future minimum lease payments under this non-cancelable lease aggregate approximately $2.6 million.  The transaction is also subject to quarterly financial covenants based on certain ratios.

During Fiscal 2012, we increased our lease commitments by a net of 34 retail stores, each having initial lease termination dates between September 2015 and April 2022 as well as various office and transportation equipment.  At January 28, 2012, the future minimum lease payments under capital leases and the present value of such payments, and the future minimum lease payments under our operating leases, excluding maintenance, insurance and real estate taxes, including the net 34 operating leases added during Fiscal 2012, were as follows (in thousands):

	Capital	Operating	Total
Fiscal 2013	$366	$43,374	$43,740
Fiscal 2014	366	36,393	36,759
Fiscal 2015	366	26,563	26,929
Fiscal 2016	369	17,865	18,234
Fiscal 2017	379	11,711	12,090
Thereafter	1,444	16,828	18,272
Total minimum lease payments	3,290	152,734	156,024
Less amount representing interest	1,045	-	1,045
Present value of total minimum lease payments	$2,245	$152,734	$154,979

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
Minimum rentals	$37,971	$36,294	$35,455
Contingent rentals	5,767	5,220	4,165
	$43,738	$41,514	$39,620

NOTE 7.   DEFINED CONTRIBUTION BENEFIT PLANS

We maintain the Hibbett Sports, Inc. 401(k) Plan (401(k) Plan) for the benefit of our employees.  The 401(k) Plan covers all employees who have completed one year of service, worked 1,000 hours and who are at least 18 years of age.  Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law.  These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the 401(k) Plan.  The Company’s contribution to the 401(k) Plan equals (1) an amount determined at the discretion of the Board of Directors plus (2) a matching contribution equal to a discretionary percentage of up to 6.0% of a participant’s compensation.  For each of Fiscal 2012, Fiscal 2011 and Fiscal 2010, we matched $0.75 for each dollar of compensation deferred by the employees up to 6.0% of compensation.  Contribution expense incurred under the 401(k) Plan for Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $0.8 million, $0.6 million and $0.4 million, respectively.

We also maintain the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under our existing 401(k) Plan has been limited because of certain restrictions applicable to qualified plans.  The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation and receive an employer matching contribution equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 4.5% of compensation and subject to Board discretion.  The matching contribution for Fiscal 2013 has been set by the Board to equal no more than $0.75 for each dollar of compensation deferred under both the 401(k) Plan and the Supplemental Plan up to 6.0% of compensation.  Contribution expense incurred under the Supplemental Plan for Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $0.2 million, $0.1 million and $0.1 million, respectively.  The Supplemental Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

In November 2009, the Board adopted the Hibbett Sports, Inc. Executive Voluntary Deferral Plan (Voluntary Plan) that provides key executives of the Company an opportunity to defer, on a pre-tax basis, up to 50% of their base salary and up to 100% of any bonus earned.  Participants, at election, determine the date payout is to be made with payout options as either a lump-sum payout or installment payments over 2 to 10 years.  The Voluntary Plan is subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA) and was effective February 1, 2010 and is also intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

In January 2010, we introduced a Flexible Spending Account Plan (FSA) that allows employees to set aside pre-tax amounts for out-of-pocket health care and dependent care expenses.  The health care FSA is subject to ERISA, whereas the dependent care FSA is not.  Employees are eligible to participate in the FSA upon meeting eligibility requirements or upon a defined qualifying event, and may enroll annually during an open enrollment period.  Plan amounts are determined annually by the employee in advance and are subject to IRS dollar limitations.  Employee elections, in general, cannot be increased, decreased or discontinued during the election period.  Unused amounts at the end of the plan year are subject to forfeiture and such forfeitures can be used to offset administrative expenses.  The first withholdings began in February 2010.

NOTE 8.   RELATED-PARTY TRANSACTIONS

The Company leases one store under a lease arrangement with AL Florence Realty Holdings 2010, LLC, a wholly-owned subsidiary of Books-A-Million, Inc., (BAMM).  One of our Directors, Terrance G. Finley is an executive officer and stockholder of BAMM and another Director, Albert C. Johnson, is a Director and stockholder of BAMM.  The Company and BAMM were previously subject to a sublease agreement that expired in June 2008, but was renewed under a five-year term scheduled to expire in June 2013.  The sublease was amended and restated as a direct lease in Fiscal 2012 with minimum annual lease payments of $111,000, if not in co-tenancy.  The minimum annual lease payment under the sublease was $161,000 in Fiscal 2011 and $191,000 in Fiscal 2010.  There are currently no minimum lease payments under this lease.

NOTE 9.   INCOME TAXES

Our effective tax rate is based on our income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.  Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

A summary of the components of the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
Federal:
Current	$30,529	$24,924	$19,686
Deferred	26	(1,136)	(1,741)
	30,555	23,788	17,945
State:
Current	3,820	3,572	2,366
Deferred	(121)	(318)	(510)
	3,699	3,254	1,856
Provision for income taxes	$34,254	$27,042	$19,801

A reconciliation of the statutory federal income tax rate as a percentage of income before provision for income taxes follows:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2012	2011	2010
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
Effect of state income taxes, net of federal benefits	2.61	2.48	2.31
Other, net	(0.90)	(0.66)	0.52
	36.71%	36.82%	37.83%

In accordance with ASC Topic 740, Income Taxes, deferred income taxes on the consolidated balance sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes.  The components of the deferred income taxes, net, are as follows (in thousands):

	January 28, 2012		January 29, 2011
	Current	Non-current	Current	Non-current
Deferred rent	$1,458	$4,664	$1,620	$5,166
Inventories	3,994	-	3,744	-
Accruals	2,593	1,433	2,421	1,069
Stock-based compensation	989	4,125	867	3,541
Other	20	2	19	6
Total deferred tax assets	9,054	10,224	8,671	9,782

Accumulated depreciation and amortization	-	(6,682)	-	(6,048)
Prepaid expenses	(805)	-	(715)	-
Accruals	(72)	-	(71)	-
Other	(375)	(126)	(357)	(138)
Total deferred tax liabilities	(1,252)	(6,808)	(1,143)	(6,186)
Deferred income taxes, net	$7,802	$3,416	$7,528	$3,596

Deferred tax assets represent items that will be used as a tax deduction or credit in future tax returns or are items of income that have not been recognized for financial statement purposes but were included in the current or prior tax returns for which we have already properly recorded the tax benefit in the consolidated statements of operations.  At least quarterly, we assess the likelihood that the deferred tax assets balance will be recovered.  We take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset.  To the extent recovery is not more likely than not, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the year such determination is made.  We have determined that no such allowance is required.

We apply the provisions of ASC Subtopic 740-10 in accounting for uncertainty in income taxes.  In accordance with ASC Subtopic 740-10, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation.  Such adjustments are recognized entirely in the period in which they are identified.  Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

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

A reconciliation of the unrecognized tax benefit under ASC Topic 740 follows (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Unrecognized tax benefits - beginning of year	$3,887	$2,351	$2,501
Gross increases - tax positions in prior period	31	264	105
Gross decreases - tax positions in prior period	(1,412)	-	-
Gross increases - tax positions in current period	496	2,191	259
Settlements	(230)	-	-
Lapse of statute of limitations	(168)	(919)	(514)
Unrecognized tax benefits - end of year	$2,604	$3,887	$2,351

We classify interest and penalties recognized on unrecognized tax benefits as income tax expense.  As of January 28, 2012, January 29, 2011 and January 30, 2010, we have accrued interest and penalties in the amount of $0.3 million, $0.3 million and $0.4 million, respectively.  During Fiscal 2012, Fiscal 2011 and Fiscal 2010, we recorded $0.1 million in each year for the accrual of interest and penalties in the consolidated statement of operations.

Of the unrecognized tax benefits as of January 28, 2012, January 29, 2011 and January 30, 2010, $1.1 million, $1.2 million and $1.0 million, respectively, if recognized, would affect our effective income tax rate.

NOTE 10.   COMMITMENTS AND CONTINGENCIES

Annual Bonuses and Equity Incentive Awards

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At January 28, 2012 and January 29, 2011, there was $4.2 million and $4.1 million, respectively, of annual bonus-related expense included in accrued expenses.

In addition, the Compensation Committee (Committee) of the Board of Directors places performance criteria on awards of  PSUs made in the form of RSUs to our NEOs under the EIP.  The performance criteria are tied to performance targets with respect to future sales and operating income over a specified period of time.  These PSUs are expensed under the provisions of ASC Topic 718 and are evaluated each quarter to determine the probability that the performance conditions set within will be met.  We expect the Committee to continue to place performance criteria on awards of RSUs to our NEOs in the future.

Legal Proceedings and Other Contingencies

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material effect on our results of operations for the period in which they are resolved.  It is reasonably possible that losses in addition to the amount accrued could be incurred.  However, we cannot predict the outcome of these matters or make an estimate of the possible loss or range of loss based on the information currently available to the Company.  At January 28, 2012, we estimate that the liability related to these matters is approximately $0.3 million and accordingly, have accrued $0.3 million as a current liability in our consolidated balance sheet.  As of January 29, 2011, we had accrued $0.4 million as it related to our estimated liability for legal proceedings.

The estimates of our liability for pending and unasserted potential claims do not include litigation costs.  It is our policy to accrue legal fees when it is probable that we will have to defend against known claims or allegations and we can reasonably estimate the amount of the anticipated expense.

From time to time, we enter into certain types of agreements that require us to indemnify parties against third-party claims under certain circumstances.  Generally, these agreements relate to: (a) agreements with vendors and suppliers under which we may provide customary indemnification to our vendors and suppliers in respect to actions they take at our request or otherwise on our behalf; (b) agreements to indemnify vendors against trademark and copyright infringement claims concerning merchandise manufactured specifically for or on behalf of the Company; (c) real estate leases, under which we may agree to indemnify the lessors from claims arising from our use of the property; and (d) agreements with our directors, officers and employees, under which we may agree to indemnify such persons for liabilities arising out of their relationship with us.  We have director and officer liability insurance, which, subject to the policy’s conditions, provides coverage for indemnification amounts payable by us with respect to our directors and officers up to specified limits and subject to certain deductibles.

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

NOTE 11.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated financial data for the thirteen-week quarters indicated (dollar amounts in thousands, except per share amounts):

	Fiscal Year Ended January 28, 2012
	First	Second	Third	Fourth
Net sales	$203,656	$153,127	$185,180	$190,681
Gross profit	$75,793	$50,637	$67,819	$68,160
Operating income	$34,141	$9,368	$24,971	$25,052
Net income	$21,337	$5,940	$15,959	$15,824

Basic earnings per share	$0.78	$0.22	$0.60	$0.60
Diluted earnings per share	$0.76	$0.21	$0.59	$0.59

	Fiscal Year Ended January 29, 2011
	First	Second	Third	Fourth
Net sales	$184,506	$139,819	$167,420	$173,209
Gross profit	$66,109	$44,775	$59,059	$60,459
Operating income	$27,676	$6,481	$20,087	$19,303
Net income	$17,341	$4,013	$12,588	$12,458

Basic earnings per share	$0.60	$0.14	$0.45	$0.45
Diluted earnings per share	$0.59	$0.14	$0.44	$0.44

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

NOTE 12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurement, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of inputs used to measure fair value are as follows:

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	January 28, 2012			January 29, 2011
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$-	$-	$-	$-	$-	$-
Long-term investments	1,382	-	-	901	-	-
Total investments	$1,382	$-	$-	$901	$-	$-

Long-term investments are reported in other assets in our consolidated balance sheets.

Item 9.                      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.                      Controls and Procedures.

(a)   Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and President (principal executive officer) and Chief Financial Officer and Senior Vice President (principal financial officer), as appropriate, to allow timely decisions regarding the required disclosures.

As of January 28, 2012, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 28, 2012.

(b)   Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2012, based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2012.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of January 28, 2012 included in Item 8 herein.

(c)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                       Other Information.

None.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics (Code) for all Company employees, including our Named Executive Officers as determined for our Proxy Statement for the 2012 Annual Meeting of Stockholders (Proxy Statement) to be held on May 24, 2012.  We have also adopted a set of Corporate Governance Guidelines (Guidelines) and charters for all of our Board Committees, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for Senior Executive and Financial Officers as well as any change or amendments to our Guidelines or committee charters by posting such information on our website.  The Code, Guidelines and charters are posted on our website, www.hibbett.com under “Investor Relations.”

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

Equity Compensation Plan Information (1)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	1,174,368	$23.35	1,575,853
Equity compensation plans not approved by security holders	-	-	-
TOTAL	1,174,368	$23.35	1,575,853

(1)	Information presented as of January 28, 2012.
(2)
Includes 457,322 RSUs and 295,850 PSUs that may be awarded if specified targets and/or service periods are met.   The weighted average exercise price of outstanding options does not include these awards.

(3)	Includes 92,915 shares remaining under our ESPP and 61,147 shares remaining under our NEDEP of which approximately 4,000 shares are subject to purchase in the purchasing period ending March 31, 2012.

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

The following Financial Statements and Supplementary Data of the Registrant and Independent Registered Public Accounting Firm’s Report on such Financial Statements are incorporated by reference from the Registrant’s 2012 Annual Report to Stockholders, in Part II, Item 8:

	Report of Independent Registered Public Accounting Firm	32
	Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011	33
	Consolidated Statements of Operations for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010	34
	Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010	35
	Consolidated Statements of Stockholders’ Investment for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010	36
	Notes to Consolidated Financial Statements	37

2.	Financial Statement Schedules.

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

	Material Contracts
10.1
Amended and Restated Agreement of Lease between Hibbett Sporting Goods, Inc. and AL Florence Realty Holdings 2010, LLC, dated October 3, 2011; incorporated by reference as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed herein.

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

10.12
Hibbett Sports, Inc. Amended and Restated 2006 Non-Employee Director Equity Plan; incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2011.

10.13	Master Note – Regions Bank Line of Credit; attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 19, 2011.
10.14	Amendment No. 4 to Loan Document – Bank of America Line of Credit; attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 18, 2011.

	Annual Report to Security Holders
13.1	Fiscal 2012 Annual Report to Stockholders.

	Subsidiaries of the Registrant
21
List of Company’s Subsidiaries:
1)Hibbett Sporting Goods, Inc., a Delaware Corporation
2)Hibbett Team Sales, Inc., an Alabama Corporation
3)Sports Wholesale, Inc., an Alabama Corporation
4)Hibbett Capital Management, Inc., a Nevada Corporation
5)Sports Holdings, Inc., a Nevada Corporation

	6)Gift Card Services, LLC, a Virginia Limited Liability Corporation 7)Hibbett.com, Inc., a Nevada Corporation

	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)	57

	Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)	58
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)	59
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)	60

Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	SBRL Taxonomy Extension Presentation Linkbase Document

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

HIBBETT SPORTS, INC.

Date: March 26, 2012	By:	/s/ Gary A. Smith
Gary A. Smith Chief Financial Officer and Senior Vice President (Principal Financial Officer and Chief Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffry O. Rosenthal	Chief Executive Officer and President (Principal Executive Officer)	March 26, 2012
Jeffry O. Rosenthal

/s/ Gary A. Smith	Chief Financial Officer and Senior Vice President (Principal Financial Officer and Chief Accounting Officer)	March 26, 2012
Gary A. Smith

/s/ Michael J. Newsome	Executive Chairman of the Board	March 26, 2012
Michael J. Newsome

/s/ Alton E. Yother	Lead Director	March 26, 2012
Alton E. Yother

/s/ Jane F. Aggers	Director	March 26, 2012
Jane F. Aggers

/s/ Terrance G. Finley	Director	March 26, 2012
Terrance G. Finley
/s/ Albert C. Johnson	Director	March 26, 2012
Albert C. Johnson

/s/ Carl Kirkland	Director	March 26, 2012
Carl Kirkland

/s/ Ralph T. Parks	Director	March 26, 2012
Ralph T. Parks

/s/ Thomas A. Saunders, III	Director	March 26, 2012
Thomas A. Saunders, III