Form 10-Q
period 2012-04-28
HIBBETT SPORTS INC
filed 2012-06-01
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of May 18, 2012, were 26,256,195 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	April 28, 2012	January 28, 2012
Current Assets:
Cash and cash equivalents	$95,831	$55,138
Inventories, net	180,877	195,071
Other current assets	14,830	18,564
Total current assets	291,538	268,773

Property and equipment	153,460	151,732
Less accumulated depreciation and amortization	114,713	112,136
Property and equipment, net	38,747	39,596

Other assets, net	5,544	5,327
Total Assets	$335,829	$313,696

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$75,152	$73,735
Accrued payroll expenses	4,719	9,875
Deferred rent	3,649	3,620
Short-term capital lease obligations	176	173
Other accrued expenses	12,792	4,255
Total current liabilities	96,488	91,658

Deferred rent	11,288	11,571
Other liabilities, net	7,077	6,717
Total liabilities	114,853	109,946

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
37,758,995 and 37,498,128 shares issued at April 28, 2012
and January 28, 2012, respectively	378	375
Paid-in capital	135,441	127,779
Retained earnings	375,375	349,012
Treasury stock, at cost; 11,437,000 and 11,120,040 shares
repurchased at April 28, 2012 and January 28, 2012, respectively	(290,218)	(273,416)
Total stockholders' investment	220,976	203,750
Total Liabilities and Stockholders' Investment	$335,829	$313,696

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011

Net sales	$232,914	$203,656
Cost of goods sold, including distribution
center and store occupancy costs	144,486	127,863
Gross profit	88,428	75,793

Store operating, selling and administrative
expenses	42,803	38,373
Depreciation and amortization	3,226	3,279
Operating income	42,399	34,141

Interest expense, net	48	56
Income before provision for income taxes	42,351	34,085

Provision for income taxes	15,988	12,748
Net income	$26,363	$21,337

Earnings per share:
Basic	$1.00	$0.78
Diluted	$0.98	$0.76

Weighted average shares outstanding:
Basic	26,349	27,446
Diluted	26,898	27,973

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Cash Flows From Operating Activities:
Net income	$26,363	$21,337
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,226	3,279
Stock-based compensation	2,616	1,841
Other non-cash adjustments to net income	(1,593)	1,021
Changes in operating assets and liabilities	24,551	8,051
Net cash provided by operating activities	55,163	35,529

Cash Flows From Investing Activities:
Capital expenditures	(2,459)	(3,005)
Other, net	(217)	(262)
Net cash used in investing activities	(2,676)	(3,267)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(13,675)	(22,578)
Net payments on revolving credit facility
and capital lease obligations	(42)	(73)
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	1,833	954
Other, net	90	(738)
Net cash used in financing activities	(11,794)	(22,435)

Net increase in cash and cash equivalents	40,693	9,827
Cash and cash equivalents, beginning of period	55,138	75,517
Cash and cash equivalents, end of period	$95,831	$85,344

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 28, 2012.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of April 28, 2012 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed on March 26, 2012.

2.           Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of April 28, 2012, there were no new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed on March 26, 2012.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of April 28, 2012 and January 28, 2012 (in thousands):

	April 28, 2012			January 28, 2012
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$-	$-	$-	$-	$-	$-
Long-term investments	1,676	-	-	1,382	-	-
Total investments	$1,676	$-	$-	$1,382	$-	$-

Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.           Debt

At April 28, 2012, we had two unsecured credit facilities, renewable in August and November 2012.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during the thirteen weeks ended April 28, 2012, nor was there any debt outstanding under either of these facilities at April 28, 2012.  A total of $80.0 million was available to us at April 28, 2012.

At January 28, 2012, we had the same two unsecured facilities and corresponding terms as listed above.  We did not have any borrowings against either of these facilities during Fiscal 2012, nor was there any debt outstanding under either of these facilities at January 28, 2012.

5.           Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen weeks ended April 28, 2012 and April 30, 2011 were as follows (in thousands):

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
Stock-based compensation expense by type:
Stock options	$708	$406
Restricted stock awards	1,890	1,394
Employee stock purchase	18	26
Director deferred compensation	-	15
Total stock-based compensation expense	2,616	1,841
Income tax benefit recognized	977	676
Stock-based compensation expense, net of income tax	$1,639	$1,165

In the thirteen weeks ended April 28, 2012 and April 30, 2011, we granted the following equity awards:

Equity Type	April 28, 2012	April 30, 2011
Stock options	36,666	32,093
Restricted stock units	63,516	102,143
Performance-based restricted stock units	38,100	53,000
Deferred stock units	-	419

In addition, our employees purchased 3,097 and 3,239 shares of our common stock under our employee stock purchase plan during the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen weeks ended April 28, 2012 was $19.32 per share.  The grant date fair value of shares of stock purchased through our employee stock purchase plan was $7.25 and the price paid by our employees for shares of our common stock was $38.40 during the thirteen weeks ended April 28, 2012.  The weighted-average grant date fair value of stock options granted during the thirteen weeks ended April 30, 2011 was $12.65 per share.  The grant date fair value of shares of stock purchased through our employee stock purchase plan was $7.91 and the price paid by our employees for shares of our common stock was $30.44 during the thirteen weeks ended April 30, 2011.

At April 28, 2012, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $11.9 million and the weighted-average period over which such awards are expected to be recognized was 2.88 years.  There are no future compensation costs related to nonvested stock options to be recognized at April 28, 2012.

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

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
Weighted-average shares used in basic computations	26,349	27,446
Dilutive equity awards	549	527
Weighted-average shares used in diluted computations	26,898	27,973

For the thirteen weeks ended April 28, 2012 and April 30, 2011, no options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of an anti-dilutive effect.  We excluded 82,928 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by April 28, 2012.  Assuming the performance-criteria had been achieved as of April 28, 2012, the incremental dilutive impact would have been 32,229 shares.

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

We repurchased 316,960 shares of our common stock during the thirteen weeks ended April 28, 2012 at a cost of $16.8 million, including 59,495 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $3.1 million.  We repurchased 732,547 shares of our common stock during the thirteen weeks ended April 30, 2011 at a cost of $23.7 million, including 35,547 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $1.1 million.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program amount remaining for future stock repurchases.  As of April 28, 2012, we had approximately $131.1 million remaining available under the Program for stock repurchases.

Under the authorization approved by the Board in August 2004, we repurchased 7,761,813 shares of our common stock at an approximate cost of $166.9 million.  Under both authorizations, we have repurchased a total of 11,437,000 shares of our common stock at an approximate cost of $290.2 million.

8.           Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At April 28, 2012, the total capital lease obligation was $2.2 million, of which $0.2 million was classified as a short-term liability and included in short-term capital lease obligations and $2.0 million was classified as a long-term liability and included in other liabilities, net, on our unaudited condensed consolidated balance sheets.  At January 28, 2012, the total capital lease obligation was $2.2 million, of which $0.2 million was classified as short-term and included in short-term capital lease obligations and $2.0 million was classified as long-term and included in other liabilities, net, on our unaudited condensed consolidated balance sheets.

During the thirteen weeks ended April 28, 2012, we opened 7 stores and closed 4 stores increasing our lease commitments by a net of 3 retail stores.  The 7 stores we opened have initial lease termination dates between April 2017 and May 2022.  At April 28, 2012, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital and operating leases, were as follows (in thousands):

	Capital	Operating	Total
Remaining Fiscal 2013	$275	$32,566	$32,841
Fiscal 2014	366	37,488	37,854
Fiscal 2015	366	27,629	27,995
Fiscal 2016	369	18,558	18,927
Fiscal 2017	379	12,423	12,802
Fiscal 2018	379	6,634	7,013
Thereafter	1,064	11,767	12,831
Total minimum lease payments	3,198	147,065	150,263
Less amount representing interest	995	-	995
Present value of total minimum lease payments	$2,203	$147,065	$149,268

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $2.6 million.  The related operating lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At April 28, 2012 and January 28, 2012, there was $1.1 million and $4.2 million, respectively, of annual bonus related expenses included in accrued payroll expenses.

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

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  It is reasonably possible that losses in addition to the amount accrued could be incurred.  However, we cannot predict the outcome of these matters or make an estimate of the possible loss or range of loss based on the information currently available to the Company.  At April 28, 2012 and January 28, 2012, we estimated that the liabilities related to these matters were approximately $0.2 million and $0.3 million, respectively, and accordingly, accrued $0.2 million and $0.3 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

The estimates of our liability for pending and unasserted potential claims do not include litigation costs.  It is our policy to accrue legal fees when incurred.

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

9.           Income Taxes

Our effective tax rate is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.  For interim financial reporting, we estimate the annual effective tax rate based on expected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual effective rate.  We update the estimates of the taxable income throughout the year as new information becomes available, including year-to-date financial results.  This process often results in a change to our expected effective tax rate for the year.  When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual effective tax rate.  Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

At April 28, 2012, we do not anticipate any tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2009 or by most state taxing jurisdictions for years prior to Fiscal 2008.

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
•
our estimates and assumptions as they relate to the preparation of our unaudited condensed consolidated financial statements including our estimates of economic and useful lives of depreciable assets and leases, our anticipated annual effective tax rate based on expected taxable income and the expected tax deductions from future employee stock option exercises; and

•	seasonality and the effect of inflation.

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and prospects may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors,” “Business” and “Properties” in our Form 10-K for the fiscal year ended January 28, 2012 filed with the Securities and Exchange Commission on March 26, 2012.  You should also read such information in conjunction with our unaudited condensed financial statements and related notes and “Management Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small and mid-sized markets, predominantly in the Southeast, Southwest, Mid-Atlantic and the Midwest.  We offer convenient locations and a broad assortment of quality branded footwear, apparel and equipment with a high level of customer service.  As of April 28, 2012, we operated a total of 835 retail stores composed of 815 Hibbett Sports stores, 19 Sports Additions athletic shoe stores and 1 Sports & Co. superstore in 26 states.

Our primary retail format and growth vehicle is Hibbett Sports, a 5,000 square foot store located primarily in strip centers which are usually influenced by a Wal-Mart store.  Approximately 77.3% of our Hibbett Sports store base is located in strip centers, which include free-standing stores, while approximately 22.7% of our Hibbett Sports store base is located in enclosed malls.  We expect to continue our store base growth in strip centers versus enclosed malls.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for fiscal year ended February 2, 2013 will include 53 weeks of operations while the consolidated statements of operations for fiscal year ended January 28, 2012 included 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

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

Executive Summary

The strong sales trend which began in Fiscal 2011 is still continuing as we begin Fiscal 2013 as we achieved our 10th consecutive quarter of comparable store sales increases.  Our overall positive sales performance in the first quarter of Fiscal 2013 was driven by strong performances in licensed apparel, accessories, active wear and footwear; all of which posted double digit comparable store sales increases.  Net sales for the thirteen weeks ended April 28, 2012, increased 14.4% to $232.9 million compared with $203.7 million for the thirteen weeks ended April 30, 2011.  Comparable store sales increased 11.1% versus an increase of 6.8% in the first quarter of last year.  Net income for the first quarter of Fiscal 2013 increased 23.5% to $26.4 million compared with $21.3 million for the first quarter of Fiscal 2012.  Earnings per diluted share increased 29.0% to $0.98 compared with $0.76 for the first quarter of Fiscal 2012.

During the first quarter of Fiscal 2013, we opened 7 new stores, expanded 2 high performing stores and closed 4 underperforming stores, bringing the store base to 835 in 26 states as of April 28, 2012.  We ended the first quarter with $95.8 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 316,960 shares of our common stock for a total expenditure of $16.8 million under our stock repurchase authorization during the first quarter which included 59,495 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $3.1 million.

Significant Accounting Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our significant accounting policies and estimates are described more fully in the Annual Report on Form 10-K for the fiscal year ended January 28, 2012, and filed on March 26, 2012.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 of this Form 10-Q for the period ended April 28, 2012, for information regarding recent accounting pronouncements.

Results of Operations

Thirteen Weeks Ended April 28, 2012 Compared to Thirteen Weeks Ended April 30, 2011

Net sales.  Net sales increased $29.3 million, or 14.4%, to $232.9 million for the thirteen weeks ended April 28, 2012 from $203.7 million for the comparable period in the prior year.  Furthermore:

•
We opened 7 Hibbett Sports stores, expanded 2 high performing stores and closed 4 underperforming stores in the thirteen weeks ended April 28, 2012.  New stores and stores not in the comparable store net sales calculation increased net sales by $7.4 million during the thirteen weeks.

•	We experienced an 11.1% increase in comparable store net sales, which amounted to $21.9 million, for the thirteen weeks ended April 28, 2012.

During the thirteen weeks ended April 28, 2012, 772 stores were included in comparable store net sales.  We are experiencing higher traffic per store, an increase in dollars per transaction and items sold per transaction.  We believe we are improving the customer service experience by satisfying more customers with our in-stock position and product assortments specific to each store.  The increase in comparable store sales was driven by strong performances in licensed apparel, accessories, active wear and footwear.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $88.4 million, or 38.0% of net sales, in the thirteen weeks ended April 28, 2012, compared with $75.8 million, or 37.2% of net sales, in the same period of the prior fiscal year.

•
Gross profit percentage was impacted primarily by fewer company-wide promotions in the first quarter as strong sales performance negated the need for liquidating promotions.  As more of our technology investments for inventory management are implemented, we expect to continue to see improvement in our gross profit percentage.

•
Distribution expense as a percentage of net sales increased 11 basis points resulting primarily from increases in data processing, fuel and contract labor costs.  In the second half of Fiscal 2012, we initiated broadband connectivity in our stores and expect the impact of these expenses to begin to leverage by the end of Fiscal 2013.  We marginally leveraged inbound freight costs as gas prices settled somewhat, but expect to see overall increases in this expense line in Fiscal 2013 based on continued volatility in the oil markets and unrest in the Middle East.

•
Store occupancy expense as a percentage of net sales decreased 65 basis points.  The largest decrease as a percent to net sales was rent expense as we continue to experience rent savings through lease renegotiations and from co-tenancy violations by our landlords, offset somewhat by a decrease in construction allowances which offsets rent expense.  We believe we are a valued tenant for our landlords, which enhances our ability to renegotiate lease terms at renewal, and we have had success over the last few years in doing so as our landlords are struggling to keep their properties occupied.  We expect to continue to experience rent savings through lease renegotiations in Fiscal 2013.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $42.8 million, or 18.4% of net sales, for the thirteen weeks ended April 28, 2012, compared to $38.4 million, or 18.8% of net sales, for the comparable period a year ago.  We closely monitor and carefully manage these costs.  For the first quarter:

•
Total salary expenses increased in dollars but decreased 58 basis points as a percentage of net sales, primarily due to the leverage resulting from the increase in net sales.  Our expectation is that these costs will remain relatively stable as a percentage to net sales.  Health insurance costs increased in the first quarter as we experienced a higher claim rate compared to last year.  We expect an overall increase in benefit costs in Fiscal 2013 compared to last year.

•
Stock-based compensation expense increased 23 basis points due to higher stock prices compared to last year for our annual grants, coupled with higher expected achievement for our executive officers' performance-based awards.

•	Credit card fees decreased 12 basis points as a percentage of net sales resulting from lower debit card processing exchange rates that will anniversary in the third quarter of this year.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.4% in the thirteen weeks ended April 28, 2012, compared to 1.6% for the comparable period a year ago.  We attribute the decrease in depreciation expense as a percentage of net sales to a decrease in the overall investment in leasehold improvements in recent years as more of the build-out work is being done by landlords, offset somewhat by changes in estimates of useful lives of leasehold improvements in some underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 6.9% in the thirteen weeks ended April 28, 2012, compared to 6.3% for the thirteen weeks ended April 30, 2011.  This increase was primarily due to lower federal income tax credits as a result of the expiration of the Work Opportunity Tax Credit program.  The combined federal, state and local effective income tax rates as percentages of pre-tax income were 37.8% and 37.4% for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.  The increase in rate resulted primarily from lower federal income tax credits as a result of the expiration of the Work Opportunity Tax Credit program.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
Net cash provided by operating activities:	$55,163	$35,529
Net cash used in investing activities:	(2,676)	(3,267)
Net cash used in financing activities:	(11,794)	(22,435)
Net increase in cash and cash equivalents	$40,693	$9,827

Operating Activities.

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

Net cash provided by operating activities was $55.2 million for the thirteen weeks ended April 28, 2012 compared with net cash provided by operating activities of $35.5 million for the thirteen weeks ended April 30, 2011.  The largest sources of cash during the period were decreases in net inventory and in prepaid expenses.  The largest use of cash during the period was an increase in accrued expenses.  At April 28, 2012, the inventory level on a per store basis decreased 1.0% while total inventory increased 3.5% compared to April 30, 2011, due to a slight shift in the timing of new receipts that was planned by our merchants.  The decrease in prepaid expenses and the increase in accrued expenses is primarily the result of the timing of estimated income tax payments.  Non-cash charges included depreciation and amortization expense and stock-based compensation expense.

Investing Activities.

Net cash used in investing activities in the thirteen weeks ended April 28, 2012 totaled $2.7 million compared with net cash used in investing activities of $3.3 million in the thirteen weeks ended April 30, 2011.  Capital expenditures used $2.5 million and $3.0 million of cash in the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively.  We use cash in investing activities to open new stores and remodel, expand or relocate existing stores.  We opened 7 new stores and relocated or expanded 2 existing stores during the thirteen weeks ended April 28, 2012 as compared to opening 8 new stores and relocating or expanding 4 existing stores during the thirteen weeks ended April 30, 2011.

We estimate the cash outlay for capital expenditures in the fiscal year ending February 2, 2013 will be approximately $15.9 million, which relates to the opening of approximately 60 new stores, remodeling and expansion of selected existing stores and information system upgrades.  Of the total budgeted dollars for capital expenditures for Fiscal 2013, we anticipate that approximately 55% will be related to the opening of new stores and remodeling and/or relocating existing stores.  Approximately 34% will be related to information systems with the remaining 11% related primarily to transportation equipment, automobiles and security equipment for our stores.  In addition, the lease for our corporate headquarters and distribution center expires in December 2014.  We plan to own our new corporate headquarters and distribution facility at a cost estimated between $25.0 million and $30.0 million over the next 3 years.

As of April 28, 2012, we had an approximately $1.2 million outlay remaining on enhancements to our merchandising system relating to demand forecasting and markdown optimization.  We believe these enhancements will further advance our ability to improve gross profit across all markets and merchandise by providing another tool for managing our inventory at the store level.

Financing Activities.

Net cash used in financing activities was $11.8 million in the thirteen weeks ended April 28, 2012 compared to net cash used in financing activities of $22.4 million in the prior year period.  The cash fluctuation was primarily due to the repurchase of shares of our common stock when compared to the same period last year somewhat offset by proceeds received from options exercised and shares purchased under the employee stock purchase plan.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At April 28, 2012, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively, and which renew in August and November 2012, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  We had no debt outstanding under either of these facilities as of April 28, 2012.

Based on our current operating and store opening plans and plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of April 28, 2012.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Quarterly and Seasonal Fluctuations

We experience seasonal fluctuations in our net sales, results of operations and working capital.  Customer buying patterns around the spring sales period and the holiday season historically result in higher first and fourth quarter net sales.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, merchandise mix and demand for apparel and accessories driven by local interest in sporting events.

We believe that product inflation has had a beneficial impact on our financial position and results of operations presented in these interim financial statements.  However, an increase in overall inflation rates may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of net sales if the selling prices of our merchandise do not increase with these increased costs.  Based on current economic conditions, we expect that any increase in merchandise costs per unit will be offset by increased retail prices in Fiscal 2013.

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

We also have financial institutions that are committed to provide loans under our revolving credit facilities.  There is a risk that these institutions cannot deliver against these obligations.  For a further discussion of this risk and risks related to our deposits, see “Risk Factors” in our Form 10-K for the fiscal year ended January 28, 2012.

Interest Rate Risk

Our financial condition, results of operations and cash flows are subject to market risk from interest rate fluctuations on our credit facilities, which bear interest at a rate that varies with LIBOR, prime or federal funds rates.

At April 28, 2012 and January 28, 2012, we had no borrowings outstanding under any credit facility.  We did not incur any borrowings against our credit facilities during the thirteen or fifty-two weeks ended April 28, 2012 and January 28, 2012, respectively.

A 10.0% increase or decrease in market interest rates would not have a material impact on our financial condition, results of operations or cash flows.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 28, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended April 28, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  It is reasonably possible that losses in addition to the amount accrued could be incurred.  However, we cannot predict the outcome of these matters or make an estimate of the possible loss or range of loss based on the information currently available to the Company.  At April 28, 2012 and January 28, 2012, we estimated that the liabilities related to these matters were approximately $0.2 million and $0.3 million, respectively, and accordingly, accrued $0.2 million and $0.3 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

The estimates of our liability for pending and unasserted potential claims do not include litigation costs.  It is our policy to accrue legal fees when incurred.

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

We operate in an environment that involves a number of risks and uncertainties which are described in our Form 10-K for the year ended January 28, 2012.  If any of the risks described in our Fiscal 2012 Form 10-K were to actually occur, our business, operating results and financial results could be adversely affected.  There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended January 28, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended April 28, 2012 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
January 29, 2012 to February 25, 2012	58,865	$48.76	58,865	$141,949
February 26, 2012 to March 31, 2012 (2)	163,095	$52.59	163,095	$136,500
April 1, 2012 to April 28, 2012	95,000	$56.37	95,000	$131,145
Total	316,960	$53.01	316,960	$131,145

(1)
In November 2009, the Board authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through February 2, 2013.  As of April 28, 2012, we have approximately $131.1 million remaining available under the Program for stock repurchases.  See Note 7, “Stock Repurchase Program”.

(2)
Includes 59,495 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $3.1 million.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program amount remaining for future stock repurchases.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts

None

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Interactive Data Files

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

	*	Filed Within
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

HIBBETT SPORTS, INC.

Date: June 1, 2012	By:	/s/ Gary A. Smith
Gary A. Smith
Senior Vice President & Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws

3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.

Form of Stock Certificate

4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts

None

Certifications

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Interactive Data Files

101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

	*	Filed Within
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