Form 10-Q
period 2012-07-28
HIBBETT SPORTS INC
filed 2012-09-04
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of August 31, 2012, were 26,146,547 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	July 28, 2012	January 28, 2012
Current Assets:
Cash and cash equivalents	$71,467	$55,138
Inventories, net	198,971	195,071
Other current assets	26,163	18,564
Total current assets	296,601	268,773

Property and equipment	157,111	151,732
Less accumulated depreciation and amortization	117,091	112,136
Property and equipment, net	40,020	39,596

Other assets, net	5,710	5,327
Total Assets	$342,331	$313,696

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$86,787	$73,735
Accrued payroll expenses	7,959	9,875
Deferred rent	3,533	3,620
Short-term capital lease obligations	163	173
Other accrued expenses	4,896	4,255
Total current liabilities	103,338	91,658

Deferred rent	11,065	11,571
Other liabilities, net	6,972	6,717
Total liabilities	121,375	109,946

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
37,811,301 and 37,498,128 shares issued at July 28, 2012
and January 28, 2012, respectively	378	375
Paid-in capital	137,745	127,779
Retained earnings	383,270	349,012
Treasury stock, at cost; 11,613,443 and 11,120,040 shares
repurchased at July 28, 2012 and January 28, 2012, respectively	(300,437)	(273,416)
Total stockholders' investment	220,956	203,750
Total Liabilities and Stockholders' Investment	$342,331	$313,696

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Net sales	$165,445	$153,127	$398,359	$356,783
Cost of goods sold, including distribution
center and store occupancy costs	108,920	102,490	253,405	230,353
Gross profit	56,525	50,637	144,954	126,430

Store operating, selling and administrative
expenses	40,968	37,969	83,772	76,342
Depreciation and amortization	3,180	3,300	6,406	6,580
Operating income	12,377	9,368	54,776	43,508

Interest expense, net	41	60	89	116
Income before provision for income taxes	12,336	9,308	54,687	43,392

Provision for income taxes	4,441	3,368	20,429	16,115
Net income	$7,895	$5,940	$34,258	$27,277

Earnings per share:
Basic	$0.30	$0.22	$1.30	$1.00
Diluted	$0.30	$0.21	$1.28	$0.98

Weighted average shares outstanding:
Basic	26,228	27,267	26,289	27,356
Diluted	26,702	27,804	26,800	27,889

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
Cash Flows From Operating Activities:
Net income	$34,258	$27,277
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,406	6,580
Stock-based compensation	3,737	3,113
Other non-cash adjustments to net income	(2,973)	(584)
Increase in inventories, net	(3,900)	(17,893)
Increase in accounts payable	13,052	11,580
Changes in operating assets and liabilities	(5,944)	(4,987)
Net cash provided by operating activities	44,636	25,086

Cash Flows From Investing Activities:
Capital expenditures	(7,225)	(6,176)
Other, net	(212)	(274)
Net cash used in investing activities	(7,437)	(6,450)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(23,368)	(31,951)
Payments on capital lease obligations	(82)	(149)
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	2,444	3,121
Other, net	136	12
Net cash used in financing activities	(20,870)	(28,967)

Net increase (decrease) in cash and cash equivalents	16,329	(10,331)
Cash and cash equivalents, beginning of period	55,138	75,517
Cash and cash equivalents, end of period	$71,467	$65,186

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.           Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (including the condensed consolidated balance sheet as of January 28, 2012, which has been derived from audited financial statements) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  References to “we,” “our,” “us” and the “Company” refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 28, 2012.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of July 28, 2012 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed on March 26, 2012.

2.           Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of July 28, 2012, there were no new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed on March 26, 2012.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of July 28, 2012 and January 28, 2012 (in thousands):

	July 28, 2012			January 28, 2012
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$-	$-	$-	$-	$-	$-
Long-term investments	1,690	-	-	1,382	-	-
Total investments	$1,690	$-	$-	$1,382	$-	$-

Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.           Debt

At July 28, 2012, we had two unsecured credit facilities, renewable in August and November 2012.  The August facility allows for borrowings up to $30.0 million with an interest rate at the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million with an interest rate at prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during the thirteen and twenty-six weeks ended July 28, 2012, nor was there any debt outstanding under either of these facilities at July 28, 2012.  A total of $80.0 million was available to us at July 28, 2012.

At January 28, 2012, we had the same two unsecured facilities and corresponding terms as listed above.  We did not have any borrowings against either of these facilities during Fiscal 2012, nor was there any debt outstanding under either of these facilities at January 28, 2012.

Subsequent to July 28, 2012, we renewed our existing August facility of $30.0 million with an interest rate at the higher of the bank’s prime rate (as set by the bank), the federal funds rate plus 0.5% or LIBOR.  The renewal was effective August 24, 2012 and will expire on August 23, 2013.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

5.           Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Stock-based compensation expense by type:
Stock options	$33	$18	$742	$424
Restricted stock unit awards, including performance-based	1,065	1,226	2,954	2,619
Employee stock purchase	17	14	35	40
Director deferred compensation	6	15	6	30
Total stock-based compensation expense	1,121	1,273	3,737	3,113
Income tax benefit recognized	416	466	1,393	1,142
Stock-based compensation expense, net of income tax	$705	$807	$2,344	$1,971

In the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011, we granted the following equity awards:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Stock options	1,576	1,117	38,242	33,210
Restricted stock unit awards	-	-	63,516	102,143
Performance-based restricted stock unit awards	-	-	38,100	53,000
Deferred stock units	109	368	109	787

In addition, under our employee stock purchase plan, our employees purchased 1,317 and 4,414 shares of our common stock during the thirteen and twenty-six weeks ended July 28, 2012, respectively and 1,839 and 5,078 shares of our common stock during the thirteen and twenty-six weeks ended July 30, 2011, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen and twenty-six weeks ended July 28, 2012 was $21.24 and $19.40 per share, respectively.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $12.75 and $7.78, respectively, and the weighted-average price paid by our employees for shares of our common stock was $46.37 and $40.78, respectively, during the thirteen and twenty-six weeks ended July 28, 2012.

The weighted-average grant date fair value of stock options granted during the thirteen and twenty-six weeks ended July 30, 2011 was $15.95 and $12.76 per share, respectively.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $7.84 and $7.89, respectively, and the weighted-average price paid by our employees for shares of our common stock was $30.71 and $30.54, respectively, during the thirteen and twenty-six weeks ended July 30, 2011.

At July 28, 2012, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $10.6 million and the weighted-average period over which such awards are expected to be recognized was 2.72 years.  There are no future compensation costs related to nonvested stock options to be recognized at July 28, 2012.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011
Weighted-average shares used in basic computations	26,228	27,267	26,289	27,356
Dilutive equity awards	474	537	511	533
Weighted-average shares used in diluted computations	26,702	27,804	26,800	27,889

For the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011, no options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of an anti-dilutive effect.  We excluded 95,650 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by July 28, 2012.  Assuming the performance-criteria had been achieved as of July 28, 2012, the incremental dilutive impact would have been 40,113 shares.

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

We repurchased 176,443 shares of our common stock during the thirteen weeks ended July 28, 2012 at a cost of $10.2 million, including 8,891 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.5 million.  We repurchased 240,405 shares of our common stock during the thirteen weeks ended July 30, 2011 at a cost of $9.4 million.

We repurchased 493,403 shares of our common stock during the twenty-six weeks ended July 28, 2012 at a cost of $27.0 million, including 68,386 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $3.7 million.  For the twenty-six weeks ended July 30, 2011, we repurchased 972,952 shares of our common stock at a cost of $33.1 million, including 36,352 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $1.1 million.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program amount remaining for future stock repurchases.  As of July 28, 2012, we had approximately $121.5 million remaining available under the Program for stock repurchases.

Under the authorization approved by the Board in August 2004, we repurchased 7,761,813 shares of our common stock at an approximate cost of $166.9 million.  Under both authorizations, we have repurchased a total of 11,613,443 shares of our common stock at an approximate cost of $300.4 million.

8.           Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At July 28, 2012, the total capital lease obligation was $1.9 million, of which $0.2 million was classified as a short-term liability and included in short-term capital lease obligations and $1.7 million was classified as a long-term liability and included in other liabilities, net, on our unaudited condensed consolidated balance sheets.  At January 28, 2012, the total capital lease obligation was $2.2 million, of which $0.2 million was classified as short-term and included in short-term capital lease obligations and $2.0 million was classified as long-term and included in other liabilities, net, on our unaudited condensed consolidated balance sheets.

During the thirteen weeks ended July 28, 2012, we opened 7 stores and closed 5 stores increasing our lease commitments by a net of 2 retail stores.  The 7 stores we opened have initial lease termination dates between July 2017 and December 2022.  At July 28, 2012, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital and operating leases, were as follows (in thousands):

	Capital	Operating	Total
Remaining Fiscal 2013	$157	$22,696	$22,853
Fiscal 2014	315	39,909	40,224
Fiscal 2015	315	30,041	30,356
Fiscal 2016	318	20,651	20,969
Fiscal 2017	327	14,217	14,544
Fiscal 2018	327	8,081	8,408
Thereafter	923	14,993	15,916
Total minimum lease payments	2,682	150,588	153,270
Less amount representing interest	771	-	771
Present value of total minimum lease payments	$1,911	$150,588	$152,499

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $2.1 million.  The related operating lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At July 28, 2012 and January 28, 2012, there was $2.1 million and $4.2 million, respectively, of annual bonus related expenses included in accrued payroll expenses.

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

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  It is reasonably possible that losses in addition to the amount accrued could be incurred.  However, we cannot predict the outcome of these matters or make an estimate of the possible loss or range of loss based on the information currently available to the Company.  At July 28, 2012 and January 28, 2012, we estimated that the liabilities related to these matters were approximately $0.2 million and $0.3 million, respectively, and accordingly, accrued $0.2 million and $0.3 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

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

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  If circumstances change with respect to any matter, we could change our belief as to whether a loss is probable or estimable, or its estimate of loss, at any time.

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

At July 28, 2012, we do not anticipate any tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2009 or by most state taxing jurisdictions for years prior to Fiscal 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

IMPORTANT NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan” or “estimate.”  For example, our forward-looking statements include statements regarding:

•	our expectations concerning store locations, types and size;
•	the trends relating to data processing costs, store traffic, transaction size and the customer experience;
•	the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our plans to build and own a new wholesaling and logistics facility and to own a new corporate headquarters;
•	our ability and plans to renew or increase our revolving credit facilities;
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

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small and mid-sized markets, predominantly in the South, Mid-Atlantic and Midwest.  We offer convenient locations and a broad assortment of quality branded footwear, apparel and equipment with a high level of customer service.  As of July 28, 2012, we operated a total of 837 retail stores composed of  817 Hibbett Sports stores, 19 Sports Additions athletic shoe stores and 1 Sports & Co. superstore in 26 states.

Our primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000 square foot store located primarily in strip centers which are usually accompanied by a Wal-Mart store.  Approximately 77.5% of our Hibbett Sports store base is located in strip centers, which include free-standing stores, while approximately 22.5% of our Hibbett Sports store base is located in enclosed malls.  We expect to continue our store base growth in strip centers versus enclosed malls.

The lease for our corporate headquarters and distribution center expires in December 2014.  In July 2012, we purchased land in Alabaster, Alabama on which we plan to build and own a wholesaling and logistics facility to replace our current distribution facility.  We also plan to own versus lease our new corporate headquarters.  We anticipate the cost of both projects will be approximately $35.0 million to $40.0 million over the next two years.

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

Executive Summary

The strong sales trend which began in Fiscal 2011 is still continuing into Fiscal 2013 as we achieved our 11th consecutive quarter of comparable store sales increases.  Our overall positive sales performance in the second quarter of Fiscal 2013 was driven by strong performance in branded accessories, which posted double-digit comparable store sales increases, while branded and licensed apparel posted high single-digit comparable store sales increases.  Footwear also posted comparable store sales increases in the mid single-digit range for the second quarter.  Net sales for the thirteen weeks ended July 28, 2012, increased 8.0% to $165.4 million compared with $153.1 million for the thirteen weeks ended July 30, 2011.  Comparable store sales increased 4.8% versus an increase of 5.9% in the second quarter of last year.  Net income for the second quarter of Fiscal 2013 increased 32.9% to $7.9 million compared with $5.9 million for the second quarter of Fiscal 2012.  Earnings per diluted share increased 42.9% to $0.30 compared with $0.21 for the second quarter of Fiscal 2012.

Net sales for the twenty-six weeks ended July 28, 2012, increased 11.7% to $398.4 million compared with $356.8 million for the twenty-six weeks ended July 30, 2011.  Comparable store sales increased 8.4% versus an increase of 6.4% in the twenty-six weeks ended July 30, 2011.  Net income for the twenty-six weeks of Fiscal 2013 increased 25.6% to $34.3 million compared with $27.3 million for the twenty-six weeks of Fiscal 2012.  Earnings per diluted share increased 30.6% to $1.28 compared with $0.98 for the twenty-six weeks of Fiscal 2012.

During the second quarter of Fiscal 2013, we opened 7 new stores, expanded 3 high performing stores and closed 5 underperforming stores, bringing the store base to 837 in 26 states as of July 28, 2012.  During the twenty-six weeks of Fiscal 2013, we opened 14 new stores, expanded 5 high performing stores and closed 9 underperforming stores.  We ended the second quarter of Fiscal 2013 with $71.5 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 176,443 and 493,403 shares of our common stock, respectively, for a total expenditure of $10.2 million and $27.0 million, respectively, under our stock repurchase authorization during the thirteen and twenty-six weeks ended July 28, 2012.  The repurchase included 8,891 and 68,386 shares, respectively, acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.5 million and $3.7 million, respectively, for the thirteen and twenty-six weeks ended July 28, 2012.

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

Recent Accounting Pronouncements

See Note 2 of this Form 10-Q for the period ended July 28, 2012, for information regarding recent accounting pronouncements.

Results of Operations

Thirteen Weeks Ended July 28, 2012 Compared to Thirteen Weeks Ended July 30, 2011

Net sales.  Net sales increased $12.3 million, or 8.0%, to $165.4 million for the thirteen weeks ended July 28, 2012 from $153.1 million for the comparable period in the prior year.  Furthermore:

•
We opened 7 Hibbett Sports stores, expanded 3 high performing stores and closed 5 underperforming stores in the thirteen weeks ended July 28, 2012.  New stores and stores not in the comparable store net sales calculation increased net sales by $5.2 million, or 3.4% of net sales, during the thirteen weeks.

•	We experienced a 4.8% increase in comparable store net sales, which amounted to $7.1 million, or 4.6% of net sales, for the thirteen weeks ended July 28, 2012.

During the thirteen weeks ended July 28, 2012, 775 stores were included in comparable store net sales.  In the period, we experienced higher traffic per store, an increase in dollars per transaction, but a decrease in items sold per transaction.  We believe we are improving the customer service experience by satisfying more customers with our in-stock position and product assortments specific to each store’s demographic and geographic needs.  The increase in comparable store sales was driven by strong performances in men’s and youth active wear, licensed apparel, girls and boys footwear and branded headwear.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $56.5 million, or 34.2% of net sales, in the thirteen weeks ended July 28, 2012, compared with $50.6 million, or 33.1% of net sales, in the same period of the prior fiscal year.

•
Gross profit percentage was impacted primarily by fewer company-wide promotions in the second quarter as these promotions shifted into third quarter to coincide with a delayed back-to-school season in many of our markets.

•
Distribution expense as a percentage of net sales increased slightly by 3 basis points resulting primarily from an increase in salary and benefit costs.  We marginally leveraged inbound freight costs as gas prices settled somewhat, but expect to see overall increases in this expense line in Fiscal 2013 based on continued volatility in the oil markets and unrest in the Middle East and the rise of fuel prices at the end of the second quarter.

•
Store occupancy expense as a percentage of net sales decreased 33 basis points.  The largest decrease as a percent to net sales was rent expense as we continue to experience rent savings through lease renegotiations and from co-tenancy violations by our landlords, offset somewhat by a decrease in construction allowances which offsets rent expense.  We believe we are a valued tenant for our landlords, which enhances our ability to renegotiate lease terms at renewal, and we have had success over the last few years in doing so as our landlords are struggling to keep their properties occupied.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $41.0 million, or 24.8% of net sales, for the thirteen weeks ended July 28, 2012, compared to $38.0 million, or 24.8% of net sales, for the comparable period a year ago.  We closely monitor and carefully manage these costs.  For the second quarter:

•
Total salary expense increased in dollars but decreased 9 basis points as a percentage of net sales, primarily due to the leverage resulting from the increase in net sales.  Our expectation is that these costs will remain relatively stable as a percentage to net sales.  Benefit costs increased 38 basis points as a percent to net sales as health insurance costs continued an increase from the first quarter resulting from higher claims volume compared to last year.  We expect an overall increase in benefit costs in Fiscal 2013 compared to last year.

•	Stock-based compensation expense decreased 15 basis points due primarily to a higher than average forfeiture of restricted stock unit awards in the period.
•	Credit card fees decreased 18 basis points as a percentage of net sales resulting from lower debit card processing interchange rates that will anniversary in the third quarter of this year.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.9% in the thirteen weeks ended July 28, 2012, compared to 2.2% for the comparable period a year ago.  We attribute the decrease in depreciation expense as a percentage of net sales to a decrease in the overall investment in leasehold improvements in recent years as more of the build-out work is being done by landlords, offset somewhat by changes in estimates of useful lives of leasehold improvements in some underperforming stores.

Provision for income taxes.  The combined federal, state and local effective income tax rates as percentages of pre-tax income were 36.0% and 36.2% for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively.  The decrease in rate resulted primarily from a favorable adjusting entry related to the filing of the January 28, 2012, federal and state income tax returns.

Twenty-Six Weeks Ended July 28, 2012 Compared to Twenty-Six Weeks Ended July 30, 2011

Net sales.  Net sales increased $41.6 million, or 11.7%, to $398.4 million for the twenty-six weeks ended July 28, 2012 from $356.8 million for the comparable period in the prior year.  Furthermore:

•
We opened 14 Hibbett Sports stores, expanded 5 high performing stores and closed 9 underperforming stores in the twenty-six weeks ended July 28, 2012.  New stores and stores not in the comparable store net sales calculation increased net sales by $12.8 million, or 3.6% of net sales, during the twenty-six weeks.

•	We experienced a 8.4% increase in comparable store net sales, which amounted to $28.8 million, or 8.1% of net sales, for the twenty-six weeks ended July 28, 2012.

During the twenty-six weeks ended July 28, 2012, 767 stores were included in comparable store net sales.  We are experiencing higher traffic per store and increases in dollars per transaction.  We believe we are improving the customer service experience by satisfying more customers with our in-stock position and product assortments specific to each store.  The increase in comparable store sales was driven by strong performances in licensed apparel, men’s and youth active wear, youth footwear and accessories.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $145.0 million, or 36.4% of net sales, in the twenty-six weeks ended July 28, 2012, compared with $126.4 million, or 35.4% of net sales, in the same period of the prior fiscal year.

•
Gross profit percentage was impacted primarily by reduced shrinkage and fewer company-wide promotions in the year-to-date period as strong sales performance, coupled with the shift of back-to-school promotions from the second quarter into the third quarter, negated the need for liquidating promotions in the first half of the year.  As more of our technology investments for inventory management are implemented, we expect to continue to see an overall improvement in our gross profit percentage for the year.

•
Distribution expense as a percentage of net sales increased slightly by 7 basis points resulting primarily from an increase in salary and benefit costs and data processing expenses.  We marginally leveraged inbound freight costs as gas prices settled somewhat, but expect to see overall increases in this expense line in Fiscal 2013 based on continued volatility in the oil markets and unrest in the Middle East and the rise of fuel prices at the end of the second quarter.

•
Store occupancy expense as a percentage of net sales decreased 55 basis points.  The largest decrease as a percent to net sales was rent expense as we continue to experience rent savings through lease renegotiations and from co-tenancy violations by our landlords, offset somewhat by a decrease in construction allowances which offsets rent expense.  We believe we are a valued tenant for our landlords, which enhances our ability to renegotiate lease terms at renewal, and we have had success over the last few years in doing so as our landlords are struggling to keep their properties occupied.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $83.8 million, or 21.0% of net sales, for the twenty-six weeks ended July 28, 2012, compared to $76.3 million, or 21.4% of net sales, for the comparable period a year ago.  We closely monitor and carefully manage these costs.  For the twenty-six week period:

•
Total salary expense increased in dollars but decreased 44 basis points as a percentage of net sales, primarily due to the leverage resulting from the increase in net sales.  Our expectation is that these costs will remain relatively stable as a percentage to net sales.  Benefit costs increased 46 basis points as a percent to net sales as we experienced an increase in health insurance costs resulting from higher claims volume compared to last year.  We expect an overall increase in benefit costs in Fiscal 2013 compared to last year.

•
Stock-based compensation expense increased 8 basis points due primarily due to an increase in the accrual of estimated achievement of performance-based awards in the current fiscal year offset somewhat by the higher than average forfeiture of restricted stock unit awards in the second quarter.

•	Credit card fees decreased 16 basis points as a percentage of net sales resulting from lower debit card processing interchange rates that will anniversary in the third quarter of this year.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.6% in the twenty-six weeks ended July 28, 2012, compared to 1.8% for the comparable period a year ago.  We attribute the decrease in depreciation expense as a percentage of net sales to a decrease in the overall investment in leasehold improvements in recent years as more of the build-out work is being done by landlords, offset somewhat by changes in estimates of useful lives of leasehold improvements in some underperforming stores.

Provision for income taxes.  The combined federal, state and local effective income tax rates as percentages of pre-tax income were 37.4% and 37.1% for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.  The increase in rate resulted primarily from lower federal income tax credits as a result of the expiration of the Work Opportunity Tax Credit program.

Liquidity and Capital Resources

Our capital requirements relate primarily to new store openings, stock repurchases and working capital requirements.  Historically, we have funded our cash requirements through our cash flow from operations and occasionally from borrowings under our revolving credit facilities.  Due to the low interest rates currently available, we are using excess cash on deposit to offset bank fees versus investing such funds in interest-bearing deposits.

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	July 28,	July 30,
	2012	2011
Net cash provided by operating activities:	$44,636	$25,086
Net cash used in investing activities:	(7,437)	(6,450)
Net cash used in financing activities:	(20,870)	(28,967)
Net increase (decrease) in cash and cash equivalents	$16,329	$(10,331)

Operating Activities.

Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, such as winter holidays and back-to-school.  Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $44.6 million for the twenty-six weeks ended July 28, 2012 compared with net cash provided by operating activities of $25.1 million for the twenty-six weeks ended July 30, 2011.  The largest source of cash during the period was an increase in accounts payable.  The largest uses of cash during the period were increases in inventories and prepaid expenses.  At July 28, 2012, the inventory level on a per store basis decreased 1.1% while total inventory increased 3.2% compared to July 30, 2011, due to a slight shift in the timing of new receipts that was planned by our merchants.  The increase in prepaid expenses is primarily the result of the timing of estimated income tax payments.  Non-cash charges included depreciation and amortization expense and stock-based compensation expense.

Investing Activities.

Net cash used in investing activities in the twenty-six weeks ended July 28, 2012 totaled $7.4 million compared with net cash used in investing activities of $6.5 million in the twenty-six weeks ended July 30, 2011.  Capital expenditures used $7.2 million (which included the purchase of land for our new wholesaling and logistics facility) and $6.2 million of cash in the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.  We use cash in investing activities to open new stores and remodel, expand or relocate existing stores.  We opened 14 new stores and relocated, expanded or remodeled 10 existing stores during the twenty-six weeks ended July 28, 2012 as compared to opening 16 new stores and relocating or expanding 10 existing stores during the twenty-six weeks ended July 30, 2011.

For the fiscal year ending February 2, 2013, we estimate the cash outlay for capital expenditures will be approximately $15.9 million, excluding expenditures for new corporate headquarters and a new wholesaling and logistics facility.  This estimated outlay relates to the opening of approximately 60 new stores, remodeling and expansion of selected existing stores and information system upgrades.  Of the total budgeted dollars for capital expenditures for Fiscal 2013, we anticipate that approximately 55% will be related to the opening of new stores and remodeling and/or relocating existing stores.  Approximately 34% will be related to information systems with the remaining 11% related primarily to transportation equipment, automobiles and security equipment for our stores.

As of July 28, 2012, we had an approximately $1.1 million outlay remaining on enhancements to our merchandising system relating to demand forecasting and markdown optimization.  We believe these enhancements will further advance our ability to improve gross profit across all markets and merchandise by providing another tool for managing our inventory at the store level.

Financing Activities.

Net cash used in financing activities was $20.9 million in the twenty-six weeks ended July 28, 2012 compared to net cash used in financing activities of $29.0 million in the prior year period.  The cash fluctuation was primarily due to the repurchase of shares of our common stock when compared to the same period last year somewhat offset by proceeds received from options exercised and shares purchased under the employee stock purchase plan.  As stock options are exercised, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At July 28, 2012, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, respectively, and which renew in August and November 2012, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  Subsequent to July 28, 2012, we renewed our existing August facility of $30.0 million with an interest rate at the higher of the bank’s prime rate (as set by the bank), the federal funds rate plus 0.5% or LIBOR.  The renewal was effective August 24, 2012 and will expire on August 23, 2013.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew the November facility when it expires and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  We had no debt outstanding under either of these facilities as of July 28, 2012.

Based on our current operating and store opening plans and plans for the repurchase of our common stock, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of July 28, 2012.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

We believe that product inflation has had a beneficial impact on our financial position and results of operations presented in these interim financial statements.  However, an increase in overall inflation rates may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of net sales if the selling prices of our merchandise do not increase with increased costs.  Based on current economic conditions, we expect that any increase in merchandise costs per unit will be offset by increased retail prices in Fiscal 2013.

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

Interest Rate Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the Securities and Exchange Commission on March 26, 2012.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 28, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended July 28, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  It is reasonably possible that losses in addition to the amount accrued could be incurred.  However, we cannot predict the outcome of these matters or make an estimate of the possible loss or range of loss based on the information currently available to the Company.  At July 28, 2012 and January 28, 2012, we estimated that the liabilities related to these matters were approximately $0.2 million and $0.3 million, respectively, and accordingly, accrued $0.2 million and $0.3 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

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

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  If circumstances change with respect to any matter, we could change our belief as to whether a loss is probable or estimable, or its estimate of loss, at any time.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended July 28, 2012 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
April 29, 2012 to May 25, 2012	95,000	$58.75	95,000	$125,563
May 26, 2012 to June 30, 2012	56,752	$56.07	56,752	$122,381
July 1, 2012 to July 28, 2012 (2)	24,691	$58.95	24,691	$121,451
Total	176,443	$57.92	176,443	$121,451

(1)
In November 2009, the Board authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through February 2, 2013.  As of July 28, 2012, we have approximately $121.5 million remaining available under the Program for stock repurchases.  See Note 7, “Stock Repurchase Program”.

(2)
Includes 8,891 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.5 million.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program amount remaining for future stock repurchases.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT SPORTS, INC.

Date: September 4, 2012	By:	/s/ Scott J. Bowman
Scott J. Bowman
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

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

Material Contracts
10.1
Hibbett Sports, Inc. 2012 Non-Employee Director Equity Plan; incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.

10.2
Master Note – Regions Bank Line of Credit; incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.3
Hibbett Sports, Inc. Non-Employee Director Non-Qualified Option Agreement (Initial Grant, Service Requirement); incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.4
Hibbett Sports, Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Initial Grant, Service Requirement); incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.5
Hibbett Sports, Inc. Non-Employee Director Non-Qualified Option Agreement (Annual Grant, Fully Vested); incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.6
Hibbett Sports, Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Annual Grant, Fully Vested); incorporated by reference as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101	**
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at July 28, 2012 and January 28, 2012; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 28, 2012 and July 30, 2011; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

	*	Filed Within
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.