Form 10-Q
period 2012-10-27
HIBBETT SPORTS INC
filed 2012-12-04
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of November 30, 2012, were 25,813,341 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	October 27, 2012	January 28, 2012
Current Assets:
Cash and cash equivalents	$75,288	$55,138
Inventories, net	207,283	195,071
Other current assets	18,160	18,564
Total current assets	300,731	268,773

Property and equipment	164,188	151,732
Less accumulated depreciation and amortization	119,019	112,136
Property and equipment, net	45,169	39,596

Other assets, net	6,418	5,327
Total Assets	$352,318	$313,696

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$88,883	$73,735
Accrued payroll expenses	7,367	9,875
Deferred rent	3,375	3,620
Short-term capital lease obligations	212	173
Other accrued expenses	4,511	4,255
Total current liabilities	104,348	91,658

Deferred rent	11,220	11,571
Other liabilities, net	7,457	6,717
Total liabilities	123,025	109,946

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized,
37,815,071 and 37,498,128 shares issued at October 27, 2012
and January 28, 2012, respectively	378	375
Paid-in capital	138,939	127,779
Retained earnings	402,235	349,012
Treasury stock, at cost; 11,820,172 and 11,120,040 shares
repurchased at October 27, 2012 and January 28, 2012, respectively	(312,259)	(273,416)
Total stockholders' investment	229,293	203,750
Total Liabilities and Stockholders' Investment	$352,318	$313,696

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Net sales	$202,934	$185,180	$601,293	$541,963
Cost of goods sold, including distribution
center and store occupancy costs	127,494	117,361	380,900	347,714
Gross profit	75,440	67,819	220,393	194,249

Store operating, selling and administrative
expenses	41,933	39,514	125,705	115,855
Depreciation and amortization	3,207	3,334	9,613	9,914
Operating income	30,300	24,971	85,075	68,480

Interest expense, net	39	51	127	168
Income before provision for income taxes	30,261	24,920	84,948	68,312

Provision for income taxes	11,296	8,961	31,725	25,076
Net income	$18,965	$15,959	$53,223	$43,236

Earnings per share:
Basic	$0.73	$0.60	$2.03	$1.59
Diluted	$0.71	$0.59	$1.99	$1.56

Weighted average shares outstanding:
Basic	26,125	26,748	26,234	27,154
Diluted	26,613	27,266	26,738	27,681

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
Cash Flows From Operating Activities:
Net income	$53,223	$43,236
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	9,613	9,914
Stock-based compensation	4,824	4,761
Other non-cash adjustments to net income	(4,617)	(1,082)
Increase in inventories, net	(12,212)	(22,325)
Increase in accounts payable	15,148	9,067
Changes in operating assets and liabilities	2,250	(2,043)
Net cash provided by operating activities	68,229	41,528

Cash Flows From Investing Activities:
Capital expenditures	(15,112)	(9,624)
Other, net	(343)	(170)
Net cash used in investing activities	(15,455)	(9,794)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(35,190)	(57,378)
Payments on capital lease obligations	(123)	(229)
Proceeds from options exercised and purchase of
shares under the employee stock purchase plan	2,547	3,314
Other, net	142	43
Net cash used in financing activities	(32,624)	(54,250)

Net increase (decrease) in cash and cash equivalents	20,150	(22,516)
Cash and cash equivalents, beginning of period	55,138	75,517
Cash and cash equivalents, end of period	$75,288	$53,001

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended January 28, 2012.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of October 27, 2012 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed on March 26, 2012.

2.           Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of October 27, 2012, there were no new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed on March 26, 2012.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of October 27, 2012 and January 28, 2012 (in thousands):

	October 27, 2012			January 28, 2012
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$-	$-	$-	$-	$-	$-
Long-term investments	1,831	-	-	1,382	-	-
Total investments	$1,831	$-	$-	$1,382	$-	$-

Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.           Debt

At October 27, 2012, we had two unsecured credit facilities; one with Regions Bank renewable in August 2013 and the other with Bank of America renewable in November 2012.  The Regions Bank facility allows for borrowings up to $30.0 million with an interest rate at the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The Bank of America facility allows for borrowings up to $50.0 million with an interest rate at prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during the thirteen and thirty-nine weeks ended October 27, 2012, nor was there any debt outstanding under either of these facilities at October 27, 2012.  A total of $80.0 million was available to us at October 27, 2012.

At January 28, 2012, we had the same two unsecured facilities and corresponding terms as listed above.  We did not have any borrowings against either of these facilities during Fiscal 2012, nor was there any debt outstanding under either of these facilities at January 28, 2012.

Subsequent to October 27, 2012, we renewed our Bank of America facility of $50.0 million with an interest rate at prime plus 2%.  The renewal was effective November 16, 2012 and will expire on November 18, 2013.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

5.           Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Stock-based compensation expense by type:
Stock options	$32	$19	$774	$442
Restricted stock unit awards, including performance-based	1,024	1,594	3,978	4,214
Employee stock purchase	16	19	51	60
Director deferred compensation	15	15	21	45
Total stock-based compensation expense	1,087	1,647	4,824	4,761
Income tax benefit recognized	403	604	1,797	1,747
Stock-based compensation expense, net of income tax	$684	$1,043	$3,027	$3,014

In the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011, we granted the following equity awards:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Stock options	1,530	1,341	39,772	34,551
Restricted stock unit awards	2,801	1,000	66,317	103,143
Performance-based restricted stock unit awards	-	-	38,100	53,000
Deferred stock units	252	442	361	1,229

In addition, under our employee stock purchase plan, our employees purchased 1,769 and 6,183 shares of our common stock during the thirteen and thirty-nine weeks ended October 27, 2012, respectively and 2,472 and 7,550 shares of our common stock during the thirteen and thirty-nine weeks ended October 29, 2011, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended October 27, 2012 was $20.72 and $19.45 per share, respectively.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $9.25 and $8.20, respectively, and the weighted-average price paid by our employees for shares of our common stock was $49.05 and $43.15, respectively, during the thirteen and thirty-nine weeks ended October 27, 2012.

The weighted-average grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended October 29, 2011 was $13.86 and $12.81 per share, respectively.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $8.95 and $8.23, respectively, and the weighted-average price paid by our employees for shares of our common stock was $28.81 and $29.97, respectively, during the thirteen and thirty-nine weeks ended October 29, 2011.

At October 27, 2012, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $9.7 million and the weighted-average period over which such awards are expected to be recognized was 2.50 years.  There are no future compensation costs related to nonvested stock options to be recognized at October 27, 2012.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Weighted-average shares used in basic computations	26,125	26,748	26,234	27,154
Dilutive equity awards	488	518	504	527
Weighted-average shares used in diluted computations	26,613	27,266	26,738	27,681

For the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011, no options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of an anti-dilutive effect.  We excluded 101,350 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by October 27, 2012.  Assuming the performance-criteria had been achieved as of October 27, 2012, the incremental dilutive impact would have been 48,313 shares.

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

We repurchased 206,729 shares at a cost of $11.8 million and 698,880 shares of our common stock at a cost of $25.4 million during the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively.  We repurchased 700,132 shares of our common stock during the thirty-nine weeks ended October 27, 2012 at a cost of $38.8 million, including 68,386 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $3.7 million.  For the thirty-nine weeks ended October 29, 2011, we repurchased 1,671,832 shares of our common stock at a cost of $58.5 million, including 36,352 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $1.1 million.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program amount remaining for future stock repurchases.  As of October 27, 2012, we had approximately $109.6 million remaining available under the Program for stock repurchases.

Subsequent to October 27, 2012, our Board authorized a stock repurchase program of $250.0 million through January 29, 2016 effective November 15, 2012.  The new program replaces the authorization that was in place at October 27, 2012.  Stock repurchases may be made in the open market or in negotiated transactions with the amount and timing of repurchases dependent on market conditions and at the discretion of our management and Board.

8.           Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At October 27, 2012, the total capital lease obligation was $2.4 million, of which $0.2 million was classified as a short-term liability and included in short-term capital lease obligations and $2.2 million was classified as a long-term liability and included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At January 28, 2012, the total capital lease obligation was $2.2 million, of which $0.2 million was classified as short-term and included in short-term capital lease obligations and $2.0 million was classified as long-term and included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended October 27, 2012, we opened 13 stores and closed 2 stores increasing our lease commitments by a net of 11 retail stores.  The 13 stores we opened have initial lease termination dates between September 2017 and February 2023.  At October 27, 2012, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital and operating leases, were as follows (in thousands):

	Capital	Operating	Total
Remaining Fiscal 2013	$93	$11,608	$11,701
Fiscal 2014	372	44,955	45,327
Fiscal 2015	372	35,290	35,662
Fiscal 2016	375	25,173	25,548
Fiscal 2017	385	18,043	18,428
Fiscal 2018	385	11,678	12,063
Thereafter	1,206	19,354	20,560
Total minimum lease payments	3,188	166,101	169,289
Less amount representing interest	788	-	788
Present value of total minimum lease payments	$2,400	$166,101	$168,501

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $1.9 million.  The related operating lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At October 27, 2012 and January 28, 2012, there was $3.4 million and $4.2 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  It is reasonably possible that losses in addition to the amount accrued could be incurred.  However, we cannot predict the outcome of these matters or make an estimate of the possible loss or range of loss based on the information currently available to the Company.  At October 27, 2012 and January 28, 2012, we estimated that the liabilities related to these matters were approximately $0.2 million and $0.3 million, respectively, and accordingly, accrued $0.2 million and $0.3 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

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

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  If circumstances change with respect to any matter, we could change our assessment as to whether a loss is probable or estimable, or its estimate of loss, at any time.

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

At October 27, 2012, we do not anticipate any tax position generating a significant increase or decrease in our liability for unrecognized tax benefits within 12 months of this reporting date.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2010 or by most state taxing jurisdictions for years prior to Fiscal 2009.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Notice Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan” or “estimate.”  For example, our forward-looking statements include statements regarding:

•	our expectations concerning store locations, types and size;
•	store traffic and transaction size;
•	the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our plans to build a new wholesaling and logistics facility and to remodel our new corporate headquarters;
•	our ability and plans to renew or increase our revolving credit facilities;
•
our estimates and assumptions as they relate to the preparation of our unaudited condensed consolidated financial statements including our estimates of economic and useful lives of depreciable assets and leases and our anticipated annual effective tax rate based on expected taxable income; and

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

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small and mid-sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest.  We offer convenient locations and a broad assortment of quality branded athletic footwear, apparel and equipment with a high level of customer service.  As of October 27, 2012, we operated a total of 848 retail stores composed of  828 Hibbett Sports stores, 19 Sports Additions athletic shoe stores and 1 Sports & Co. superstore in 26 states.

The Hibbett Sports store is our primary retail format and growth vehicle and is an approximately 5,000 square foot store located primarily in strip centers which are usually accompanied by a Wal-Mart store.  Approximately 78% of our Hibbett Sports store base is located in strip centers, which include free-standing stores, while approximately 22% of our Hibbett Sports store base is located in enclosed malls.  We expect to continue our store base growth in strip centers versus enclosed malls.

The lease for our corporate headquarters and distribution center expires in December 2014.  In July 2012, we purchased land in Alabaster, Alabama on which we plan to build and own a wholesaling and logistics facility to replace our current distribution facility.  We have also purchased our new corporate headquarters.  We anticipate the total cost of both projects will be approximately $45.0 million to $50.0 million over the next two years, which includes $6.6 million already spent to purchase the new corporate headquarters and land for the new wholesaling and logistics facility.

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

Executive Summary

The strong sales trend has continued as we have achieved our 12th consecutive quarter of comparable store sales increases.  The increase in comparable store sales was driven by strong performances in women’s and youth activewear, accessories and footwear.  Net sales for the thirteen weeks ended October 27, 2012, increased 9.6% to $202.9 million compared with $185.2 million for the thirteen weeks ended October 29, 2011.  Comparable store sales increased 6.4% versus an increase of 7.0% in the third quarter of last year.  Net income for the third quarter of Fiscal 2013 increased 18.8% to $19.0 million compared with $16.0 million for the third quarter of Fiscal 2012.  Earnings per diluted share increased 20.3% to $0.71 compared with $0.59 for the third quarter of Fiscal 2012.

Net sales for the thirty-nine weeks ended October 27, 2012, increased 10.9% to $601.3 million compared with $542.0 million for the thirty-nine weeks ended October 29, 2011.  Comparable store sales increased 7.7% versus an increase of 6.6% in the thirty-nine weeks ended October 29, 2011.  Net income for the thirty-nine weeks of Fiscal 2013 increased 23.1% to $53.2 million compared with $43.2 million for the thirty-nine weeks of Fiscal 2012.  Earnings per diluted share increased 27.6% to $1.99 compared with $1.56 for the thirty-nine weeks of Fiscal 2012.

During the third quarter of Fiscal 2013, we opened 13 new stores, expanded 4 high performing stores and closed 2 underperforming stores, bringing the store base to 848 in 26 states as of October 27, 2012.  During the thirty-nine weeks of Fiscal 2013, we opened 27 new stores, expanded 10 high performing stores and closed 11 underperforming stores.  We ended the third quarter of Fiscal 2013 with $75.3 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 206,729 and 700,132 shares of our common stock, respectively, for a total expenditure of $11.8 million and $38.8 million, respectively, under our stock repurchase authorization during the thirteen and thirty-nine weeks ended October 27, 2012.

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

Recent Accounting Pronouncements

See Note 2 of this Form 10-Q for the period ended October 27, 2012, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Statement of Operations
Net sales increase	9.6%	10.6%	10.9%	10.2%
Comparable store sales increase	6.4%	7.0%	7.7%	6.6%
Gross profit (as a % to net sales)	37.2%	36.6%	36.7%	35.8%
Store operating, selling and administrative expenses (as a % to net sales)	20.7%	21.3%	20.9%	21.4%
Depreciation and amortization (as a % to net sales)	1.6%	1.8%	1.6%	1.8%
Provision for income taxes (as a % to net sales)	5.6%	4.8%	5.3%	4.6%
Net income (as a % to net sales)	9.4%	8.6%	8.9%	8.0%

Earnings per diluted share	$0.71	$0.59	$1.99	$1.56
Weighted-average dilutive shares (in thousands)	26,613	27,266	26,738	27,681

Balance Sheet
Ending cash and cash equivalents (in thousands)	$75,288	$53,001
Average inventory per store	$244,437	$241,967

Store Information
Beginning of period	837	802	832	798
New stores opened	13	16	27	32
Stores closed	(2)	(3)	(11)	(15)
End of period	848	815	848	815

Stores expanded	4	4	9	13
Estimated square footage at end of period (in thousands)	4,860	4,669

Share Repurchase Program
Shares purchased	206,729	698,880	700,132	1,671,832
Cost (in thousands)	$11,822	$25,427	$38,843	$58,506

Thirteen Weeks Ended October 27, 2012 Compared to Thirteen Weeks Ended October 29, 2011

Net sales.  Net sales increased $17.8 million, or 9.6%, to $202.9 million for the thirteen weeks ended October 27, 2012 from $185.2 million for the comparable period in the prior year.  Furthermore:

•
We opened 13 Hibbett Sports stores, expanded 4 high performing stores and closed 2 underperforming stores in the thirteen weeks ended October 27, 2012.  New stores and stores not in the comparable store net sales calculation increased net sales by $6.4 million, or 3.2% of net sales, during the thirteen weeks.

•	We experienced a 6.4% increase in comparable store net sales, which amounted to $11.4 million, or 5.6% of net sales, for the thirteen weeks ended October 27, 2012.

During the thirteen weeks ended October 27, 2012, 781 stores were included in comparable store net sales.  In the period, we experienced an increase in dollars per transaction, resulting from higher prices per item and increased items sold per transaction.  We have improved our in-stock position and product assortments specific to each store’s demographic and geographic needs, which have led to higher sales and an improved customer experience.  The increase in comparable store sales was driven by strong performances in women’s and youth activewear, accessories and footwear.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $75.4 million, or 37.2% of net sales, in the thirteen weeks ended October 27, 2012, compared with $67.8 million, or 36.6% of net sales, in the same period of the prior fiscal year.

•	Product margin increased as a percentage of net sales due to product mix, continued improvement in assortments by market and tight controls over markdowns and promotions.
•	Distribution expense increased 10 basis points as a percentage of net sales resulting primarily from an increase in information technology costs.
•
Store occupancy expense decreased 44 basis points as a percentage of net sales due to strong sales and strong management of these costs.  The largest decrease as a percent to net sales was utility expense followed by rent expense.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $41.9 million, or 20.7% of net sales, for the thirteen weeks ended October 27, 2012, compared to $39.5 million, or 21.3% of net sales, for the comparable period a year ago.  We closely monitor and carefully manage these costs.  For the third quarter:

•	Total salary expense decreased 10 basis points as a percentage of net sales due to strong sales results.
•
Stock-based compensation expense decreased 35 basis points as a percentage of net sales due to last year’s increase in the accrual of estimated achievement of performance-based awards in the third quarter.

•
Net advertising expenses increased 16 basis points as a percentage of net sales due to planned expenses associated with our new mobile and social marketing programs.  Credit card fees decreased 12 basis points as a percentage of net sales resulting from lower debit card transaction fees.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.6% in the thirteen weeks ended October 27, 2012, compared to 1.8% for the comparable period a year ago.  The decrease in depreciation expense as a percentage of net sales was due to a decrease in the overall investment in leasehold improvements in recent years as more of the build-out work is being done by landlords, offset somewhat by changes in estimates of useful lives of leasehold improvements in some underperforming stores.

Provision for income taxes.  The combined federal, state and local effective income tax rates as percentages of pre-tax income were 37.3% and 36.0% for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively.  The increase in rate resulted primarily from lower federal income tax credits as a result of the expiration of the Work Opportunity Tax Credit program and the resolution of an income tax matter with a state taxing authority in the thirteen weeks ended October 29, 2011.

Thirty-Nine Weeks Ended October 27, 2012 Compared to Thirty-Nine Weeks Ended October 29, 2011

Net sales.  Net sales increased $59.3 million, or 10.9%, to $601.3 million for the thirty-nine weeks ended October 27, 2012 from $542.0 million for the comparable period in the prior year.  Furthermore:

•
We opened 27 Hibbett Sports stores, expanded 10 high performing stores and closed 11 underperforming stores in the thirty-nine weeks ended October 27, 2012.  New stores and stores not in the comparable store net sales calculation increased net sales by $19.5 million, or 3.3% of net sales, during the thirty-nine weeks.

•	We experienced a 7.7% increase in comparable store net sales, which amounted to $39.8 million, or 6.6% of net sales, for the thirty-nine weeks ended October 27, 2012.

During the thirty-nine weeks ended October 27, 2012, 765 stores were included in comparable store net sales.  We are experiencing higher traffic per store and increases in dollars per transaction.  We believe we are improving the customer service experience by satisfying more customers with our in-stock position and product assortments specific to each store.  The increase in comparable store sales was driven by strong performances in youth activewear, kid’s footwear and branded and footwear accessories.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $220.4 million, or 36.7% of net sales, in the thirty-nine weeks ended October 27, 2012, compared with $194.2 million, or 35.8% of net sales, in the same period of the prior fiscal year.

•	Product margin increased as a percentage of net sales due to continued improvements in assortments by market, tight controls over markdowns and promotions and improved shrinkage.

•	Distribution expense as a percentage of net sales increased slightly by 7 basis points resulting primarily from an increase in salary and benefit costs and information technology expenses.
•
Store occupancy expense as a percentage of net sales decreased 50 basis points due to strong sales and careful management of occupancy costs.  The largest decrease as a percent to net sales was rent expense followed by utility expense.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $125.7 million, or 20.9% of net sales, for the thirty-nine weeks ended October 27, 2012, compared to $115.9 million, or 21.4% of net sales, for the comparable period a year ago.  We closely monitor and manage these costs.  For the thirty-nine week period:

•
Total salary expense increased in dollars due to Company growth but decreased 29 basis points as a percentage of net sales due to strong sales results.  Benefit costs increased as we experienced an increase in health insurance costs resulting from higher claims volume compared to last year.

•
Stock-based compensation expense decreased 7 basis points primarily due to an increase in the accrual of estimated achievement of performance-based awards last fiscal year in the third quarter offset somewhat by the higher than average forfeiture of restricted stock unit awards in the second quarter.

•	Credit card fees decreased 15 basis points as a percentage of net sales resulting from lower debit card transaction fees.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.6% in the thirty-nine weeks ended October 27, 2012, compared to 1.8% for the comparable period a year ago.  The decrease was due to a reduction in the overall investment in leasehold improvements in recent years as more of the build-out work is being done by landlords, offset somewhat by changes in estimates of useful lives of leasehold improvements in some underperforming stores.

Provision for income taxes.  The combined federal, state and local effective income tax rates as percentages of pre-tax income were 37.4% and 36.7% for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.  The increase in rate resulted primarily from lower federal income tax credits as a result of the expiration of the Work Opportunity Tax Credit program.

Liquidity and Capital Resources

Typically, our capital outlays relate primarily to new store openings, stock repurchases and working capital.  In the next two years, our capital outlays will include the building of our new wholesaling and logistics facility which is expected to be in operation by the middle of Fiscal 2015.  Historically, we have funded our cash outlays through our cash flow from operations and occasionally from borrowings under our revolving credit facilities.  Due to the low interest rates currently available, we are using excess cash on deposit to offset bank fees versus investing such funds in interest-bearing deposits.

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 27,	October 29,
	2012	2011
Net cash provided by operating activities:	$68,229	$41,528
Net cash used in investing activities:	(15,455)	(9,794)
Net cash used in financing activities:	(32,624)	(54,250)
Net increase (decrease) in cash and cash equivalents	$20,150	$(22,516)

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as winter holidays, spring sports and back-to-school.  Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $68.2 million for the thirty-nine weeks ended October 27, 2012 compared with net cash provided by operating activities of $41.5 million for the thirty-nine weeks ended October 29, 2011.  Net income provided $53.2 million in cash and accounts payable provided $15.1 million.  The largest use of cash during the period was an increase in inventories of $12.2 million.  At October 27, 2012, the inventory level on a per store basis increased 1.0% while total inventory increased 5.1% compared to October 29, 2011 due to planned stock levels in preparation for holiday sales.  Non-cash charges included depreciation and amortization expense and stock-based compensation expense.

Investing Activities.

Net cash used in investing activities in the thirty-nine weeks ended October 27, 2012 totaled $15.5 million compared with net cash used in investing activities of $9.8 million in the thirty-nine weeks ended October 29, 2011.  Capital expenditures used $15.1 million and $9.6 million of cash in the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.  Included in capital expenditures for the thirty-nine weeks ended October 27, 2012 are the purchases of our new corporate headquarters building and the land for our new wholesaling and logistics facility.  We use cash to open new stores and remodel, expand or relocate existing stores.  We opened 27 new stores and relocated, expanded or remodeled 14 existing stores during the thirty-nine weeks ended October 27, 2012 as compared to opening 32 new stores and relocating or expanding 15 existing stores during the thirty-nine weeks ended October 29, 2011.

For the fiscal year ending February 2, 2013, we estimate the cash outlay for capital expenditures will be approximately $23.5 million.  This estimated outlay relates to the opening of approximately 60 new stores, remodeling, expansion or relocation of selected existing stores, information system upgrades and expenditures relating to our new corporate headquarters and wholesaling and logistics facility.  Of the total budgeted dollars for capital expenditures for Fiscal 2013, we anticipate that approximately 37% will be related to the opening of new stores and remodeling and/or relocating existing stores; approximately 33% will be related to expenditures on our new corporate headquarters and new wholesaling and logistics facility; and approximately 23% will be related to information systems.  The remaining 7% is related primarily to transportation equipment, automobiles and security equipment for our stores.

Financing Activities.

Net cash used in financing activities was $32.6 million in the thirty-nine weeks ended October 27, 2012 compared to net cash used in financing activities of $54.3 million in the prior year period.  The decrease was primarily due to fewer share repurchases when compared to the same period last year.

At October 27, 2012, we had two unsecured revolving credit facilities; one with Regions Bank renewable in August 2013 and the other with Bank of America renewable in November 2012.  The Regions Bank facility allows for borrowings up to $30.0 million and the Bank of America facility allows for borrowings up to $50.0 million.  Neither facility requires a commitment or agency fee nor are there any covenant restrictions.  Subsequent to October 27, 2012, we renewed our Bank of America facility of $50.0 million with an interest rate at prime plus 2%.  The renewal was effective November 16, 2012 and will expire on November 18, 2013.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.  We had no debt outstanding under either of these facilities as of October 27, 2012.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and plans to remodel our new corporate headquarters and build our new wholesaling and logistics facility, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of October 27, 2012.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Quarterly and Seasonal Fluctuations

We experience seasonal fluctuations in our net sales, results of operations and working capital.  Customer buying patterns around the spring sports, back to school and the holiday season historically result in higher first and fourth quarter net sales.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, merchandise mix and demand for apparel and accessories driven by local interest in sporting events.

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

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 27, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended October 27, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  It is reasonably possible that losses in addition to the amount accrued could be incurred.  However, we cannot predict the outcome of these matters or make an estimate of the possible loss or range of loss based on the information currently available to the Company.  At October 27, 2012 and January 28, 2012, we estimated that the liabilities related to these matters were approximately $0.2 million and $0.3 million, respectively, and accordingly, accrued $0.2 million and $0.3 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

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

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  If circumstances change with respect to any matter, we could change our assessment as to whether a loss is probable or estimable, or its estimate of loss, at any time.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended October 27, 2012 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands) (2)
July 29, 2012 to August 25, 2012	25,500	$56.30	25,500	$120,016
August 26, 2012 to September 29, 2012	82,079	$58.15	82,079	$115,243
September 30, 2012 to October 27, 2012	99,150	$56.62	99,150	$109,629
Total	206,729	$57.19	206,729	$109,629

(1)
In November 2009, the Board authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through February 2, 2013.  As of October 27, 2012, we had approximately $109.6 million remaining available under the Program for stock repurchases.  See Note 7, “Stock Repurchase Program”.

(2)
In November 2012, subsequent to quarter-end, the Board authorized a new Stock Repurchase Program (New Program) of $250.0 million that replaced the November 2009 authorization.  See Note 7, “Stock Repurchase Program”.

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

HIBBETT SPORTS, INC.

Date: December 4, 2012	By:	/s/ Scott J. Bowman
Scott J. Bowman
Senior Vice President & Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws
3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.

Form of Stock Certificate
4.1		Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.

Material Contracts
10.1		Amendment No. 5 to Loan Documents; incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012.
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
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at October 27, 2012 and January 28, 2012; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 27, 2012 and October 29, 2011; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

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