Form 10-K
period 2013-02-02
HIBBETT SPORTS INC
filed 2013-04-01
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K

(Mark One)

[  X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                                      February 2, 2013

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
(Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are "affiliates") was $1,621,397,062 on July 28, 2012, based on the closing sale price of $62.24 at July 27, 2012 for the common stock on such date on the NASDAQ Global Select Market.

The number of shares outstanding of the Registrant's common stock, as of March 15, 2013, was 25,814,487.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended February 2, 2013 are incorporated by reference into Part II and portions of the Registrant's Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on May 30, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 25, 2013.

HIBBETT SPORTS, INC.

INDEX

			Page
PART I
Item	1.	Business.	5
Item	1A.	Risk Factors.	11
Item	1B.	Unresolved Staff Comments.	19
Item	2.	Properties.	19
Item	3.	Legal Proceedings.	20
Item	4.	Mine Safety Disclosures.	21

PART II
Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	21
Item	6.	Selected Consolidated Financial Data.	23
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	25
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	36
Item	8.	Consolidated Financial Statements and Supplementary Data.	37
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	60
Item	9A.	Controls and Procedures.	60
Item	9B.	Other Information.	61

PART III
Item	10.	Directors, Executive Officers and Corporate Governance.	61
Item	11.	Executive Compensation.	61
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	61
Item	13.	Certain Relationships and Related Transactions, and Director Independence.	62
Item	14.	Principal Accounting Fees and Services.	62

PART IV
Item	15.	Exhibits and Consolidated Financial Statement Schedules.	62
		Signatures.	65

A Warning About Forward-Looking Statements

This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments and results.  They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "target" or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated net sales, including comparable store net sales changes, net sales growth and earnings;
•	our growth, including our plans to add, expand or relocate stores and square footage growth, our markets' ability to support such growth and the suitability of our distribution facility and new wholesaling and logistics facility;
•	our ability to renew or replace store leases satisfactorily;
•	the cost of regulatory compliance, including the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our analysis of our risk factors and their possible effect on financial results;
•	our ability and plans to renew our revolving credit facilities;
•	our seasonal sales patterns and assumptions concerning customer buying behavior;
•	our expectations regarding competition;
•	our estimates and assumptions as they relate to preferable tax and financial accounting methods, accruals, inventory valuations, dividends, long-lived assets, store closures, carrying amount and liquidity of financial instruments and fair value of options and other stock-based compensation as well as our estimates of economic and useful lives of depreciable assets and leases;
•	our expectations concerning future stock-based award types and our expectations concerning employee stock option exercise behavior;
•	the possible effect of inflation, market decline and other economic changes on our costs and profitability, and ability to secure suitable locations for new stores;
•	the possible effects of uncertainty within the capital markets, the commercial credit environment and the levels of consumer confidence;
•	our analyses of trends as related to earnings performance;
•	our target market presence and its expected impact on our net sales growth;
•	our expectations concerning vendor level purchases and related discounts;
•	our estimates and assumptions related to income tax liabilities, deferred taxes and uncertain tax positions;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods;
•	the loss of key vendor support; and
•	our ability to mitigate the risk of possible business interruptions.

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and prospects may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the "Risk Factors" as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Introductory Note

References to "we", "our", "us" and the "Company" used throughout this document refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.  Unless specifically indicated otherwise, any reference to the following years or fiscal years relates to:

Year	Related Fiscal Year End	Weeks in Fiscal Period
2014 or Fiscal 2014	February 1, 2014	52
2013 or Fiscal 2013	February 2, 2013	53
2012 or Fiscal 2012	January 28, 2012	52
2011 or Fiscal 2011	January 29, 2011	52

PART 1

Item 1.                Business.

Our Company

Our Company began in 1945 under the name Dixie Supply Company in Florence, Alabama.  Although we initially specialized primarily in the marine and small aircraft business, by 1960 we were solely in the sporting goods business.  In 1965, we opened our second store, Dyess & Hibbett Sporting Goods, in Huntsville, Alabama, and hired Mickey Newsome, who is now our current Executive Chairman of the Board.  The following year, we opened another sporting goods store in Birmingham and by the end of 1980, we had 12 stores in central and northwest Alabama with a distribution center located in Birmingham and our central accounting office in Florence.  We became a public company in October 1996 when we had 79 stores and were incorporated under the laws of the State of Delaware as Hibbett Sporting Goods, Inc.  We incorporated under the laws of the State of Delaware as Hibbett Sports, Inc. in January 2007, and on February 10, 2007, Hibbett Sports, Inc. became the successor holding company for Hibbett Sporting Goods, Inc., which is now our operating subsidiary.

Today, we operate sporting goods stores in small and mid‑sized markets predominantly in the South, Southwest, Mid-Atlantic and the Midwest. As of February 2, 2013, we operated 873 stores consisting of 853 Hibbett Sports stores, 19 smaller‑format Sports Additions athletic shoe stores and 1 larger‑format Sports & Co. superstore in 29 states, opening our first stores in Maryland, Minnesota and Utah in Fiscal 2013.  Our primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000 square foot store located primarily in strip centers, which are usually influenced by a Wal-Mart store.  Approximately 79% of our Hibbett Sports store base is located in strip centers, which includes free-standing stores, while approximately 21% of our Hibbett Sports store base is located in enclosed malls.  We expect to continue our store base growth in strip centers versus enclosed malls.

We offer convenient locations and a broad assortment of brand name quality athletic equipment, footwear and apparel with a high level of customer service.  Our merchandise assortment emphasizes team sports complemented by localized apparel, footwear, equipment and accessories designed to appeal to a wide range of customers within each individual market.

Available Information

The Company maintains an Internet website at the following address: www.hibbett.com.

We make available free of charge on or through our website under the heading "Investor Relations," certain reports that we file with or furnish to the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934 (Exchange Act).  These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K.  We make this information available on our website as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, at no charge, by writing to: Investor Relations, Hibbett Sports, Inc., 451 Industrial Lane, Birmingham, Alabama 35211.

Reports filed with or furnished to the SEC are also available free of charge upon request by contacting our corporate office at (205) 942-4292.

The public may also read or copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330.  The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically at www.sec.gov.

Our Business Strategy

We target markets with county populations that range from 25,000 to 75,000.  This strong regional focus enables us to achieve significant cost benefits including lower corporate expenses, reduced distribution costs and increased economies of scale from marketing activities.  In addition, we establish greater customer, vendor and landlord recognition as a leading sporting goods retailer in these communities.

We believe our ability to merchandise to local community sporting interests differentiates us from our national competitors.  This strong regional focus also enables us to achieve significant cost benefits including lower corporate expenses, reduced distribution costs and increased economies of scale from marketing activities.  Additionally, we use sophisticated information systems to maintain tight controls over inventory and operating costs and continually search for ways to improve efficiencies and the customer experience through information system upgrades.

We strive to hire enthusiastic sales people with an interest in sports.  Our extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, DVDs, self-study courses, interactive group discussions and Hibbett University designed specifically for store management.

Our Store Concepts

Hibbett Sports

Our primary retail format is Hibbett Sports, an approximately 5,000 square foot store located primarily in strip centers, which are usually influenced by a Wal-Mart store.  In considering locations for our Hibbett Sports stores, we take into account the size, demographics, quality of real estate and competitive conditions of each market.  Of these stores, 670 Hibbett Sports stores are located in strip centers, which include free-standing stores, with the remaining 183 stores located in enclosed malls, the majority of which are the only enclosed malls in their county.

Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team sports.  This merchandise mix is complemented by a selection of localized apparel, footwear, equipment and accessories designed to appeal to a wide range of customers within each market.  We strive to respond quickly to major sporting events of local interest.  Such examples in the last few years have included the dominance of the Southeastern Conference and ultimate victories in the Bowl Championship Series (BCS) National Championship games; Major League Baseball's World Series champion St. Louis Cardinals and successful consecutive seasons of the Texas Rangers; and the Oklahoma City Thunder's appearance in the NBA finals.

Sports Additions

Our 19 Sports Additions stores are small, primarily enclosed mall‑based stores, averaging 2,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel.  Sports Additions stores offer a more fashion-based merchandise assortment compared to our Hibbett Sports stores.  All but four Sports Additions stores are currently located in enclosed malls or strip centers where a Hibbett Sports store is also present.

Sports & Co.

We operate 1 Sports & Co. (Superstore) that was opened in November 1995.  The Superstore is approximately 25,000 square feet and offers a broader assortment of athletic footwear, apparel and equipment than our Hibbett Sports stores.  Athletic equipment and apparel represent a higher percentage of the overall merchandise mix at the Superstore than they do at Hibbett Sports stores.  We have no plans to open any Superstores in the future.

Team

Hibbett Team Sales, Inc. (Team), a wholly‑owned subsidiary of the Company, is a leading supplier of customized athletic apparel, equipment and footwear primarily to school athletic programs in Alabama and parts of Georgia, Florida and Mississippi.  Team sells its merchandise directly to educational institutions and youth associations.  The operations of Team are independent of the operations of our retail stores.

None of our store concepts meets the quantitative or qualitative requirements of the Accounting Standards Codification (ASC) Topic 280, Segment Reporting.

Our Growth Strategy

We currently have identified markets for our Hibbett Sports stores within the states in which we operate to grow to over 1300 stores.  Our clustered expansion program, which calls for opening new stores primarily within two‑hour driving distance of an existing Hibbett location, allows us to take advantage of efficiencies in distribution, marketing and regional management.  It also allows us to build on our understanding of merchandise selection for the local market.

In Fiscal 2014, we expect to accelerate our net store openings.  Although locating retail space for new stores remains a challenge, we have been able to capitalize on prime locations left vacant by franchised and entertainment-related businesses.  In addition to new stores, we will continue our successful strategy of expanding high performing existing stores.

In evaluating potential markets, we consider population, economic conditions, local competitive dynamics, availability of suitable real estate and proximity to existing Hibbett stores.  See "Risk Factors."

Our Distribution

We maintain a single distribution center in Birmingham, Alabama.  The distribution process is centrally managed from our corporate headquarters, which is currently located in the same building as the distribution center.  In July 2012, we purchased land in Alabaster, Alabama (a suburb of Birmingham) and have begun construction on a new wholesaling and logistics facility to replace our current distribution facility.  We have also purchased a new corporate headquarters facility which will be separately located from the new wholesaling and logistics facility.  We plan on moving into our new corporate headquarters by June 2013.  See "Risk Factors."

We believe strong distribution support for our stores is a critical element of our expansion strategy and is central to our ability to maintain a low cost operating structure.  We also use third-party logistics providers to gain efficiencies of distribution costs to approximately 19% of our outlying stores.  Our current facility will continue to service our stores until approximately July 2014, when our new facility is scheduled to become operational.  Our new wholesaling and logistics facility has been designed with significant automation and operation efficiencies, and is expected to support our growth over the next several years.

We receive substantially all of our merchandise at our distribution center.  For key products, we maintain backstock at the distribution center that is allocated and distributed to stores through an automatic replenishment system based on inventory levels and sales.  Merchandise is typically delivered to stores weekly via Company‑operated vehicles or third-party logistics providers.

Our Merchandising Strategy

Our merchandising strategy is to provide a broad assortment of quality brand name footwear, apparel, accessories and athletic equipment at competitive prices in a full service environment.  Historically, our most popular consumer item has been athletic footwear, followed by performance and fashion apparel and team sports equipment, ranked according to sales.

We believe that the breadth and the depth of brand name merchandise that we offer consistently exceeds the merchandise selection carried by competitors.  Many of these brand name products are highly technical and require considerable sales assistance.  We coordinate with our vendors to educate the sales staff at the store level on new products and trends.

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

Our merchandising staff, operations staff and management analyze current sporting goods trends primarily through the gathering and analyzing of daily sales activity available through point-of-sale terminals located in the stores.  Other strategic measures we utilize to recognize trends or changes in our industry include:

•	maintaining close relationships with vendors and other retailers;
•	studying other retailers for best practices in merchandising;
•	attending various trade shows, both in our industry and outside as well as reviewing industry trade publications;
•	actively participating in industry associations such as the National Sporting Goods Association (NSGA);
•	visiting competitor store locations;
•	monitoring product selection at competing stores and online; and
•	communicating with our regional vice presidents, district managers and store managers.

The merchandising staff works closely with store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities.  See "Risk Factors."

Our Vendor Relationships

The sporting goods retail business is brand name driven.  Accordingly, we maintain positive relationships with a number of well-known sporting goods vendors to satisfy customer demand.  We believe that our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets.  As a result, we are able to attract considerable vendor interest and establish long‑term partnerships with vendors.  As our vendors expand their product lines and grow in popularity, we expand sales of these products within our stores.  In addition, as we continue to increase our store base and enter new markets, our vendors increase their brand presence within these regions.  We also work with our vendors to establish favorable pricing and to receive cooperative marketing funds.  We believe that we maintain good working relationships with our vendors.  See "Risk Factors."

Our Information Systems

We maintain sophisticated information systems and use technology as an enabler of our business strategies.  We have implemented systems targeted at improving financial control, cost management, inventory control, merchandise planning, logistics, replenishment and product allocation.  In recent years, we have focused on information systems that are designed to be used in all stores, yet are flexible enough to meet the unique needs of each specific store location.

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

Our Advertising and Promotion

We target advertising opportunities in our markets to increase the effectiveness of our advertising budget.  Our advertising and promotional spending is centrally directed.  Print advertising, including direct mail catalogs and postcards to customers, has historically served as the foundation of our promotional program and accounted for the majority of our total advertising costs in Fiscal 2013.  Other advertising, such as outdoor billboards, Hibbett trucks, our MVP customer loyalty program, the Hibbett website and social media are used to reinforce Hibbett's name recognition and brand awareness.  By allowing us to reach and interact with our customers on a consistent basis through e-mail, the MVP program marketing effort has become the most efficient, timely and targeted segment of our marketing program.  Digital marketing, including mobile, social networks, website and MVP program marketing, will become a more significant portion of our advertising budget over the next several years.

Our Competition

The business in which we are engaged is highly competitive.  We have competition from national sporting goods chains in some of our large and mid-size markets.  The marketplace for sporting goods is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats and merchandising strategies.  However, we believe the competitive environment for sporting goods is different in smaller markets where retail demand may not support larger format stores.

Although we face competition from a variety of competitors, including on-line retailers, we believe that our stores are able to compete effectively by being distinguished as sporting goods stores emphasizing team sports and fitness merchandise complemented by a selection of localized apparel and accessories.  Our competitors may carry similar product lines and national brands, but we believe the principal competitive factors for all of our stores are service, convenience, breadth of premium merchandise offered, availability of brand names and availability of local merchandise.  We believe we compete favorably with respect to these factors in the smaller markets predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  See "Risk Factors."

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

Our Executive Officers

Our current executive officers and their prior business experience are as follows:

Jeffry O. Rosenthal, age 55, has been our Chief Executive Officer and President since March 2010.  Formerly, he served as President and Chief Operating Officer from February 2009 through March 2010 and as Vice President of Merchandising from August 1998 through February 2009.  Prior to joining us, Mr. Rosenthal was Vice President and Divisional Merchandise Manager for Apparel with Champs Sports, a division of Foot Locker, Inc. from 1981 to 1998.

Scott J. Bowman, age 46, was hired as our Senior Vice President and Chief Financial Officer in July 2012.  Prior to joining us, Mr. Bowman was Division Chief Financial Officer – Northern Division (Division CFO) of The Home Depot, a large home improvement retailer.  Previously, Mr. Bowman served The Home Depot as their Senior Director, Finance – IT for approximately three years.  In prior retail experience, he has worked in various controller and accounting management positions.

Michael J. Newsome, age 74, has been our Executive Chairman since March 2010.  Formerly, he served as our President from 1981 through August 2004 and was named Chief Executive Officer in September 1999 and Chairman of the Board in March 2004.  Since joining us over 45 years ago, Mr. Newsome has held numerous positions with us, including retail clerk, outside salesman to schools, store manager, district manager, regional manager and President.  Prior to joining us, Mr. Newsome worked in the sporting goods retail business for six years.

Cathy E. Pryor, age 50, is currently our Senior Vice President of Operations and has been with us since 1988.  She has been our Vice President of Operations since 1995.  Prior to 1995, Ms. Pryor held positions as a district manager and Director of Store Operations.

Rebecca A. Jones, age 53, was hired as our Vice President of Merchandising in August 2009 and is currently a Senior Vice President of the Company.  Prior to joining our Company, she served as Vice President/General Merchandise Manager-Crafts at Jo-Ann Fabric and Craft Stores from 2003 to 2009 and as Vice President/Divisional Merchandise Manager at Wal-Mart Stores from 1999 to 2003.  In her prior retail experience, Ms. Jones served in various operations, planning, buying and merchandising positions.

Our Employees

As of February 2, 2013, we employed approximately 2,600 full‑time and approximately 4,800 part‑time employees, none of whom are represented by a labor union.  The number of part‑time employees fluctuates depending on seasonal needs.  None of our employees are represented by a union.  We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.  We have implemented programs in our stores and corporate offices to ensure that we hire and promote the most qualified employees in a non-discriminatory way.

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

One of the most significant training programs we have is Hibbett University or "Hibbett U", which is an intensive, four-day session designed specifically for store management.

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

In general, our sales represent discretionary spending by our customers.  A slowdown in the U.S. economy or other economic conditions affecting disposable consumer income, such as volatile fuel and energy costs, depressed real estate values, employment levels, inflation, deflation, business conditions, consumer debt levels, lack of available credit, interest rates and tax rates may adversely affect our business.  A reduction in customer traffic to our stores or a shift in customer spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins.

A slower pace of new store openings may negatively impact our net sales growth and operating income and we may be unable to achieve our expansion plans for future growth.

The opening of new retail stores has contributed significantly to our growth in net sales.  In light of the challenging economic environment that has faced real estate developers over the past several years, our new store openings have slowed compared to our historical rate.  We expect that the pressure on the commercial real estate market will continue throughout Fiscal 2014, although we will be able to increase our overall square footage in Fiscal 2014.

We have grown rapidly, primarily through opening new stores, from 67 stores at the beginning of Fiscal 1997 to 873 stores at February 2, 2013.  Our continued growth depends, in large part, upon our ability to open new stores in a timely manner, to operate them profitably and to manage them effectively.  Additionally, successful expansion is subject to various contingencies, many of which are beyond our control.  In order to open and operate new stores successfully, we must secure leases on suitable sites with acceptable terms, build-out and equip the stores with furnishings and appropriate merchandise, hire and train personnel and integrate the stores into our operations.

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

Failure to adequately plan and manage the transition to our new corporate headquarters and wholesaling and logistics facility may interrupt our operations and lower our operating income.

The lease on our corporate headquarters and distribution facility expires in December 2014.  Currently, our distribution center is centrally managed from our corporate headquarters, which is located in the same building.  In July 2012, we purchased land in Alabaster, Alabama and have begun construction on a new wholesaling and logistics facility to replace our current distribution facility.  In addition, we purchased an existing building that will serve as our new corporate headquarters and will be separately located from the new wholesaling and logistics facility.

The planned separation of our headquarters and distribution function entails risks that could cause disruptions in the operation of our business, delays and cost overruns.  Such risks include potential interruption in data flow, shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interferences or other casualty losses; and unanticipated cost increases.  There is also the risk that we will not adequately adjust our business processes or appropriately manage our work force during the transition and decentralization of our headquarters and distribution.  Failure to adequately plan and manage the relocation efforts or delays and cost overruns in or outside our control, could cause a disruption in our operations and lower our operating income.

We rely heavily on information systems to conduct our business.  Problems with our information systems could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.

The operation of our business is dependent on the successful integration and operation of our information systems.  We rely on our information systems to effectively manage our sales, distribution, merchandise planning and replenishment, to process financial information and sales transactions and to optimize our overall inventory levels.  We attempt to mitigate the risk of possible business interruptions through change control protocols and a disaster recovery plan, which includes storing critical business information off-site.  Most of our information system infrastructure is centrally located at our headquarters, but we rely on third-party service providers for certain system applications that are hosted remotely.  A service provider disruption or failure could have an adverse effect on our business.

Our estimates concerning long-lived assets and store closures may accelerate.

Our long-term success depends, in part, on our ability to operate stores in a manner that achieves appropriate returns on capital invested.  This is particularly challenging with the uncertainty of the current economic environment and customer behavior.  We will only continue to operate existing stores if they meet required sales and profit levels.  In the current macroeconomic environment, the results of our existing stores are impacted not only by a volatile sales environment, but by a number of things that are outside our control, such as the loss of traffic resulting from store closures by other nearby retailers.

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

Our stores are concentrated within the South, Southwest, Mid-Atlantic and Midwest regions of the United States, which could subject us to regional risks.

Our stores are heavily concentrated in certain regions of the United States.  We are subject to regional risks, such as the regional economy, weather conditions and natural disasters, increasing costs of electricity, oil and natural gas, as well as government regulations specific in the states and localities within which we operate.  We sell a significant amount of team sports merchandise that can be adversely affected by significant weather events that postpone the start of or shorten sports seasons or that limit participation of fans and sports enthusiasts.

The occurrence of severe weather events, catastrophic health events or natural disasters could significantly damage or destroy our retail locations, could prohibit consumers from traveling to our retail locations or could prevent us from resupplying our stores or distribution center, especially during peak shopping seasons.

Unforeseen events, including public health issues and natural disasters such as earthquakes, hurricanes, tornados, snow or ice storms, floods and heavy rains, could disrupt our operations or the operations of our suppliers, as well as the behavior of our consumer.  We believe that we take reasonable precautions to prepare for such events; however, our precautions may not be adequate to deal with such events in the future.  If such events occur in areas in which we have our distribution center or a concentration of retail stores, or if they occur during peak shopping seasons, it could have a material adverse effect on our business, financial condition and results of operations.

Poor performance of college and professional sports teams within our core regions of operation, as well as professional team lockouts, could adversely affect our financial results.

We sell a significant amount of licensed team sports merchandise, the sale of which may be subject to fluctuations based on the success or failure of such teams.  The poor performance by the college and professional sports teams within our core regions of operations, as well as professional team lockouts, could cause our financial results to fluctuate year over year.

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

We are a reseller of manufacturers' branded items and are thereby dependent on the availability of key products and brands.  Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase brand name merchandise at competitive prices.  As a reseller, we cannot control the supply, design, function or cost of many of the products we offer for sale.  In addition, many of our vendors provide us with return privileges, volume purchasing allowances and cooperative advertising.

We believe that we have a long-standing and strong relationships with our vendors and that we have adequate sources of brand name merchandise on competitive terms.  However, the loss or decline of key vendor support could have a material adverse effect on our business, financial condition and results of operations.  We cannot guarantee that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future.  In this regard, certain merchandise that is in high demand may be allocated by vendors based upon the vendors' internal criteria, which is beyond our control.

We also rely on services and products from non-merchandise vendors.  A disruption in these services or products due to the financial condition or inefficient operations of these vendors could adversely affect our business operations.

Our success depends substantially on the value and perception of the brand name merchandise we sell.

Our success is largely dependent on our consumers' perception and connection to the brand names we carry, such as Nike, Under Armour, Reebok, adidas, Easton, The North Face, etc.  Brand value is based in part on our consumer's perception on a variety of subjective qualities so that even an isolated incident could erode brand value and consumer trust, particularly if there is considerable publicity or litigation.  Consumer demand for our products or brands could diminish significantly in the event of erosion of consumer confidence or trust, resulting in lower sales which could have a material adverse effect on our business, financial condition and results of operations.

A disruption in the flow of imported merchandise or an increase in the cost of those goods may significantly decrease our net sales and operating income.

We believe many of our largest vendors source a substantial majority of their products from foreign countries.  Imported goods are generally less expensive than domestic goods and contribute significantly to our favorable profit margins.  We may experience a disruption or increase in the cost of imported vendor products at any time for reasons beyond our control.  If imported merchandise becomes more expensive or unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our customers.  Products from alternative sources may also be more expensive than those our vendors currently import.  Risks associated with reliance on imported goods include:

•	disruptions in the flow of imported goods because of factors such as:
•	raw material shortages, work stoppages, labor availability and political unrest;
•	problems with oceanic shipping, including blockages or labor union strikes at U.S. or foreign ports; and
•	economic crises and international disputes.

•	increases in the cost of purchasing or shipping foreign merchandise resulting from:
•	foreign government regulations;
•	rising commodity prices;
•	changes in currency exchange rates or policies and local economic conditions; and
•	trade restrictions, including import duties, import quotas or loss of "most favored nation" status with the United States.

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

The protection of Company, customer and employee data is critical to us.  We rely on third-party systems, software and monitoring tools to provide security for processing, transmission and storage of confidential customer and employee information such as payment card and personal information.  Although we have security measures designed to protect against the misappropriation or corruption of our information systems, our systems may still be vulnerable to computer viruses, thefts, cyber attacks, acts of vandalism, programming and/or human errors, disruptions caused by unauthorized tampering or outages caused by natural disasters or other similar events.

Cyber security threats are persistent and evolving.  They include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, intentional or unintentional, whether by us or our providers, could damage our reputation, expose us to risk of litigation and liability and harm our business.

Pressure from our competitors may force us to reduce our prices or increase our spending, which would lower our net sales, gross profit and operating income.
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

Customer buying patterns around the spring sales period and the holiday season historically result in higher first and fourth quarter net sales.  In the past few years, we have also experienced higher than historical third quarter net sales resulting from the back-to-school period complimented by sales tax holidays in many of our markets.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, many outside our control, including the timing of new store openings, the amount and timing of net sales contributed by new stores, merchandise mix, demand for apparel and accessories driven by local interest in sporting events, the disgrace of sports superstars key to certain product promotions or strikes or lockouts involving professional sports teams.  Any of these events, particularly in the fourth quarter, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

Comparable store net sales vary from quarter to quarter, and an unanticipated decline in comparable store net sales may cause the price of our common stock to fluctuate significantly.  Factors which could affect our comparable store net sales results include:

•	shifts in consumer tastes and fashion trends;
•	calendar shifts of holiday or seasonal periods;
•	the timing of income tax refunds to customers;
•	increases in personal income taxes paid by our customers;
•	calendar shifts or cancellations of sales tax-free holidays in certain states;
•	the success or failure of college and professional sports teams within our core regions;
•	changes in the other tenants in the shopping centers in which we are located;
•	pricing, promotions or other actions taken by us or our existing or possible new competitors; and
•	unseasonable weather conditions or natural disasters.

We cannot assure you that comparable store net sales will trend at the rates achieved in prior periods or that rates will not decline.

We would be materially and adversely affected if our single distribution center were shut down.

We currently operate a single centralized distribution center in Birmingham, Alabama.  We receive and ship substantially all of our merchandise at our distribution center.  Any natural disaster or other serious disruption to this facility would damage a portion of our inventory and could impair our ability to adequately stock our stores and process returns of products to vendors and could adversely affect our net sales and profitability.  In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the center.

We depend on key personnel, the loss of which may adversely affect our ability to run our business effectively and our results of operations.

We benefit from the leadership and performance of our senior management team and other key employees.  If we lose the services of any of our principal executive officers or other skilled and experienced personnel, we may not be able to fully implement our business strategy or run our business effectively and operating results could suffer.

Our Executive Chairman, Michael J. Newsome, has been instrumental in directing our business strategy.  We have a Retention Agreement with Mr. Newsome which secures his continued employment as an advisor following his eventual retirement.

The Compensation Committee of our Board of Directors reviews a succession plan prepared by senior management in consideration of the loss of other key personnel positions on a bi-annual basis.  The goal of the succession plan is to have a contingency plan that minimizes disruptions in the workplace until a suitable replacement can be found, but no assurance can be given that we will be able to retain existing or attract additional qualified personnel when needed.

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

We rely upon various means of transportation, including ship and truck, to deliver products from vendors to our distribution center and from our distribution center to our stores.  Consequently, our results can vary depending upon the price of fuel.  The price of oil has fluctuated drastically over the last few years.  In addition, efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means.  Any such future increases in fuel costs would increase our transportation costs for delivery of product to our distribution center and distribution to our stores, as well as our vendors' transportation costs.

In addition, labor shortages in the transportation industry could negatively affect transportation costs and our ability to supply our stores in a timely manner.  We also rely on efficient and effective operations within our distribution center to ensure accurate product delivery to our stores.  Failure to maintain such operations could adversely affect net sales.

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

We have financial institutions that are committed to providing loans under our revolving credit facilities.  There is a risk that these institutions cannot deliver against these obligations in a timely matter, or at all.  If the financial institutions that provide these credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to us, which could adversely affect our liquidity and financial condition.  For discussion of our credit facilities, see "Liquidity and Capital Resources" in Item 7 and Note 5 to our consolidated financial statements.

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

We are heavily dependent upon our labor force.  Our compensation packages are designed to provide benefits commensurate with our level of expected service.  However, within our retail and our distribution operations, we face the challenge of filling many positions at wage scales that are appropriate to the industry and competitive factors.  We operate in a number of jurisdictions which can make it cumbersome to comply with labor laws and regulations, many of which vary from jurisdiction to jurisdiction.  As a result of these and other factors, we face many external risks and internal factors in meeting our labor needs, including competition for qualified personnel, overall unemployment levels, prevailing wage rates, as well as rising employee benefit costs.  Changes in any of these factors, including a shortage of available workforce in areas in which we operate, could interfere with our ability to adequately service our customers or to open suitable locations and could result in increasing labor costs.

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

Changes in federal, state or local laws, or our failure to comply with such laws, could increase our expenses and expose us to legal risks.

Our Company is subject to numerous laws and regulatory matters relating to the conduct of our business.  In addition, certain jurisdictions have taken a particularly aggressive stance with respect to certain matters and have stepped up enforcement, including fines and other sanctions.   Such laws and regulatory matters include:

•	The Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas;
•	The Patient Protection and Affordable Care Act provisions;
•	Labor and employment laws that govern employment matters such as minimum wages, overtime, family leave mandates and workplace safety regulations;
•	Securities and exchange laws and regulations;
•	New or changing laws relating to state and local taxation and licensing, including sales and use tax laws, withholding taxes and property taxes;
•	New or changing laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud;
•	New or changing environmental regulations, including measures related to climate change and greenhouse gas emissions;
•	New or changing laws and regulations concerning product safety or truth in advertising; and
•	New or changing federal and state immigration laws and regulations.

Increasing regulations could expose us to a challenging enforcement environment or to third-party liability (such as monetary recoveries and recoveries of attorney's fees) and could have a material adverse effect on our business and results of operations.

Our corporate legal department monitors regulatory activity and is active in notifying and updating applicable departments and personnel on pertinent matters and legislation.  Our Human Resources (HR) Department leads HR compliance training programs to ensure our field managers are kept abreast of HR-related regulatory activity that affects their areas of responsibility.  We believe that we are in substantial compliance with applicable environment and other laws and regulations, and although no assurance can be given, we do not foresee the need for any significant expenditure in this area in the near future.

Changes in rules related to accounting for income taxes, changes in tax laws in any of the jurisdictions in which we operate or adverse outcomes from audits by taxing authorities could result in an unfavorable change in our effective tax rate.

We operate our business in numerous tax jurisdictions.  As a result, our effective tax rate is derived from a combination of the federal rate and applicable tax rates in the various states in which we operate.  Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income and the tax filing positions we take.  We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our Company and on estimates of the amount of business likely to be done in any given jurisdiction.  Changes in rules related to accounting for income taxes, changes in tax laws in any of the jurisdictions in which we operate or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate could result in an unfavorable change in our effective tax rate.

Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, stockholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation.  The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.  We may incur losses relating to these claims, and in addition, these proceedings could cause us to incur costs and may require us to devote resources to defend against these claims that could adversely affect our results of operations.  For a description of current legal proceedings, see "Part I, Item 3, Legal Proceedings."

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently lease all of our existing 873 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand.  Our leases typically provide for terms of five to ten years with options on our part to extend.  Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated.  We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re‑evaluate store locations.  See "Risk Factors."

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area.  Historically, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.  However, since Fiscal 2010, we have experienced some difficulty securing leases for new stores related to new construction due to the economic issues facing the commercial real estate market and landlords, thus reducing our ability to open stores at our historical rates.  This trend has continued, but has improved to some extent each year and into Fiscal 2013.  Based primarily on our belief that we maintain good relations with our landlords, that most of our leases are at approximate market rents and that generally we have been able to secure leases for suitable locations, we believe our lease strategy will not be detrimental to our business, financial condition or results of operations.

Our corporate offices and our distribution center are leased under an operating lease.  We own the Team facility located in Birmingham, Alabama that warehouses inventory for educational institutions and youth associations.  We believe our current distribution center is suitable and adequate to support our needs until we transition to the new wholesaling and logistics facility.  The lease for our existing corporate offices and distribution center expires in December 2014.  We have purchased a building for our corporate offices and plan to relocate by June 2013.  We have also purchased land and have begun construction on a new wholesaling and logistics facility that we expect to be in full operation by June 2014.  See "Risk Factors."

Store Locations

As of February 2, 2013, we operated 873 stores in 29 contiguous states.  Of these stores, 200 are located in enclosed malls and 673 are located in strip-shopping centers, which are frequently influenced by a Wal-Mart store.  Strip-shopping centers include free-standing stores.  The following shows the number of locations by state as of February 2, 2013:

Alabama	84	Mississippi	61
Arizona	5	Nebraska	6
Arkansas	42	New Mexico	11
Colorado	7	North Carolina	49
Florida	44	Ohio	18
Georgia	91	Oklahoma	42
Iowa	9	South Carolina	34
Illinois	23	South Dakota	1
Indiana	21	Tennessee	58
Kansas	22	Texas	84
Kentucky	48	Utah	2
Louisiana	43	Virginia	18
Maryland	1	West Virginia	10
Missouri	30	Wisconsin	8
Minnesota	1	TOTAL	873

As of March 15, 2013, we operated 874 stores in 29 states.

Item 3.                Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material effect on our results of operations for the period in which they are resolved.  It is reasonably possible that losses in addition to the amount accrued could be incurred.  However, we cannot predict the outcome of these matters or make an estimate of the possible loss or range of loss based on the information currently available to the Company.  At February 2, 2013 and January 28, 2012, we estimated that the liability related to these matters was approximately $0.3 million and accordingly, we accrued $0.3 million as a current liability in our consolidated balance sheets.

The estimates of our liability for pending and unasserted potential claims do not include litigation costs.  It is our policy to accrue legal fees when it is probable that we will have to defend against known claims or allegations and we can reasonably estimate the amount of the anticipated expense.

From time to time, we enter into certain types of agreements that require us to indemnify parties against third-party claims under certain circumstances.  Generally, these agreements relate to: (a) agreements with vendors and suppliers under which we may provide customary indemnification to our vendors and suppliers in respect to actions they take at our request or otherwise on our behalf; (b) agreements to indemnify vendors against trademark and copyright infringement claims concerning merchandise manufactured specifically for or on behalf of the Company; (c) real estate leases, under which we may agree to indemnify the lessors from claims arising from our use of the property; and (d) agreements with our directors, officers and employees, under which we may agree to indemnify such persons for liabilities arising out of their relationship with us.  We have director and officer liability insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by us with respect to our directors and officers up to specified limits and subject to certain deductibles.

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  With respect to any matter, we could change our belief as to whether a loss is probable or estimable, or its estimate of loss, at any time.

Item 4.                Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market (NASDAQ/GS) under the symbol HIBB.  The following table sets forth, for the periods indicated, the high and low sales prices of shares of our Common Stock as reported by NASDAQ.

Fiscal 2013:	High	Low
First Quarter ended April 28, 2012	$59.79	$47.91
Second Quarter ended July 28, 2012	$62.24	$54.34
Third Quarter ended October 27, 2012	$62.91	$53.45
Fourth Quarter ended February 2, 2013	$54.99	$50.71

Fiscal 2012:
First Quarter ended April 30, 2011	$38.33	$29.83
Second Quarter ended July 30, 2011	$43.00	$35.36
Third Quarter ended October 29, 2011	$43.24	$31.03
Fourth Quarter ended January 28, 2012	$49.87	$39.63

On March 15, 2013, the last reported sale price for our common stock as quoted by NASDAQ was $55.47 per share.  As of March 15, 2013, we had 35 stockholders of record.

The Stock Price Performance Graph below compares the percentage change in our cumulative total stockholder return on our common stock against a cumulative total return of the NASDAQ Composite Index and the NASDAQ Retail Trade Index.  The graph below outlines returns for the period beginning on January 31, 2008 to January 31, 2013.  We have not paid any dividends.  Total stockholder return for prior periods is not necessarily an indication of future performance.

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

Equity Compensation Plans.  For information on securities authorized for issuance under our equity compensation plans, see "Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Issuer Repurchases of Equity Securities

The following table presents our shares repurchase activity for the fourteen weeks ended February 2, 2013 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
October 28, 2012 to November 24, 2012	132,384	$54.07	132,384	$249,022
November 25, 2012 to December 29, 2012	71,078	$54.03	71,078	$245,431
December 30, 2012 to February 2, 2013	200	$52.02	200	$245,421
Total (2)	203,662	$54.05	203,662	$245,421

(1)  In November 2009, the Board of Directors authorized a Stock Repurchase Program (Old Program) of $250.0 million to repurchase our common stock through February 2, 2013.  In November 2012, the Board of Directors authorized a new Stock Repurchase Program (New Program) that replaced the Old Program of $250.0 million to repurchase our common stock through January 29, 2016.   See Note 1, "Stock Repurchase Program".

(2)  Includes 4,862 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.3 million.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program amount remaining for future stock repurchases.

Item 6.                          Selected Consolidated Financial Data.

The following selected consolidated financial data has been derived from the consolidated financial statements of the Company.  The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our "Consolidated Financial Statements and Supplementary Data" and "Notes to Consolidated Financial Statements" thereto.

(In thousands, except per share amounts, Selected Store Data or where noted otherwise)
	Fiscal Year Ended
	February 2, 2013 (53 weeks)	January 28, 2012 (52 weeks)	January 29, 2011 (52 weeks)	January 30, 2010 (52 weeks)	January 31, 2009 (52 weeks)
Statement of Operations Data:
Net sales	$818,700	$732,645	$664,954	$593,492	$564,188
Cost of goods sold, including distribution center and store occupancy costs	519,818	470,237	434,552	397,292	378,817
Gross profit	298,882	262,408	230,402	196,200	185,371
Store operating, selling and administrative expenses	169,872	155,672	143,232	129,888	123,075
Depreciation and amortization	13,029	13,205	13,623	13,905	14,324
Operating income	115,981	93,531	73,547	52,407	47,972
Interest expense, net	168	217	105	57	619
Income before provision for income taxes	115,813	93,314	73,442	52,350	47,353
Provision for income taxes	43,231	34,254	27,042	19,801	17,905
Net income	$72,582	$59,060	$46,400	$32,549	$29,448

Basic earnings per share	$2.78	$2.19	$1.63	$1.14	$1.03
Diluted earnings per share	$2.72	$2.15	$1.60	$1.12	$1.02
Basic weighted shares outstanding	26,132	26,978	28,426	28,629	28,547
Diluted weighted average shares outstanding	26,638	27,506	29,033	29,089	28,954

Note:  No dividends have been declared or paid.

(In thousands, except per share amounts, Selected Store Data or where noted otherwise)
	Fiscal Year Ended
	February 2, 2013 (53 weeks)	January 28, 2012 (52 weeks)	January 29, 2011 (52 weeks)	January 30, 2010 (52 weeks)	January 31, 2009 (52 weeks)
Other Data:
Net sales increase	11.8%	10.2%	12.0%	5.2%	8.3%
Comparable store sales increase	6.9%	6.8%	9.8%	0.1%	0.5%
Gross profit (as a % to net sales)	36.5%	35.8%	34.7%	33.1%	32.9%
Store operating, selling and administrative expenses (as a % to net sales)	20.8%	21.2%	21.5%	21.9%	21.8%
Depreciation and amortization (as a % to net sales)	1.6%	1.8%	2.1%	2.3%	2.5%
Provision for income taxes (as a % to net sales)	5.3%	4.7%	4.1%	3.3%	3.2%
Net income (as a % to net sales)	8.9%	8.1%	7.0%	5.5%	5.2%

Balance Sheet Data:
Cash and cash equivalents	$76,911	$55,138	$75,517	$49,691	$20,650
Average inventory per store	$254	$234	$219	$221	$204
Working capital	$202,899	$177,115	$175,007	$147,583	$107,055
Total assets	$377,331	$313,696	$314,265	$276,704	$235,087
Long-term capital lease obligations	$2,138	$2,072	$2,245	$152	$-
Stockholders' investment	$239,127	$203,750	$200,088	$175,079	$136,575
Treasury shares repurchased	904	1,897	1,461	-	1,039
Cost of treasury shares purchased	$49,852	$68,613	$37,859	$-	$16,940

Selected Store Data:
Stores open at beginning of period	832	798	767	745	688
New stores opened	54	52	45	42	69
Stores closed	(13)	(18)	(14)	(20)	(12)
Stores open at end of period	873	832	798	767	745

Stores expanded during the period	13	15	14	18	7
Estimated square footage at end of period	5,003	4,755	4,558	4,399	4,243

Item 7.                          Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with Item 6, "Selected Consolidated Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report.  This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  See "Forward-Looking Statements" and Part I, Item 1A. "Risk Factors".

Overview

Note:  All references to comparable store sales in Fiscal 2013 refer to the 52-week comparison to Fiscal 2012 without consideration of the 53rd week in Fiscal 2013.  All other Fiscal 2013 financial information includes the full 53-week period.

Hibbett Sports, Inc. operates sporting goods stores in small to mid‑sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of quality brand name merchandise and a high level of customer service.  As of February 2, 2013, we operated a total of 873 retail stores in 29 states composed of 853 Hibbett Sports stores, 19 Sports Additions athletic shoe stores and 1 Sports & Co. superstore.

Our primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000-square-foot store located primarily in strip centers, which are frequently influenced by a Wal-Mart store.  Approximately 79% of our Hibbett Sports store base is located in strip centers, which includes free-standing stores, while approximately 21% of our Hibbett Sports store base is located in enclosed malls.  Over the last several years, we have concentrated and expect to continue our store base growth in strip centers versus enclosed malls.  We do not expect that the average size of our stores opening in Fiscal 2014 will vary significantly from the average size of stores opened in Fiscal 2013.

The volatile economic conditions have shown signs of improvement in each of Fiscal 2011, Fiscal 2012 and Fiscal 2013, and we have experienced an increase in comparable store and total net sales.  We were able to further enhance net income through continued effective management of expenses.  In Fiscal 2011, Fiscal 2012 and Fiscal 2013, footwear and apparel experienced strong comparable store sales gains.  In Fiscal 2013, accessory sales experienced a double-digit comparable store sales increase led by footwear accessories while footwear and activewear experienced high-single digit comparable store sales increases.

We historically have had increases in comparable store net sales in the low to mid-single digit range.  Fiscal 2013 experienced a total company-wide square footage increase of 5.2%.  Our plan for Fiscal 2014 is to increase total company-wide square footage by 5% to 6%, which is at the lower end of our historical range of 3% to 12% but an improvement from the last three fiscal year square footage increases.  To supplement new store openings, we continue to expand high performing stores, increasing the square footage in 13 existing stores in Fiscal 2013.  Generally, our expansions involve an increase in square footage of 40% to 50%.  We expect to expand an additional 18 stores in Fiscal 2014.  Total comparable store sales percentage growth is expected to be in the low to mid-single digits in Fiscal 2014.  Over the past several years, we have increased our gross profit through improved local assortments, fewer retail price reductions and increased efficiencies in logistics.  We expect a slight improvement in gross profit rate in Fiscal 2014 as we continue to benefit from increased efficiencies from our investment in systems.  We also expect merchandise margin improvement to increase due to the implementation of our markdown optimization system beginning after Fiscal 2014.

In Fiscal 2013, we began construction on a new wholesaling and logistics facility to support our expected growth over the next several years with an expected operations date in mid Fiscal 2015.  The expected total cost of the new facility is estimated at approximately $42.0 million.

Although the macroeconomic environment has presented many challenges in the last three years, our management believes that our business fundamentals remain strong and that we are well-positioned for the future.  We are a leader in smaller markets and will continue to benefit from our comparatively low operating costs compared to our competitors.  We continue to manage our costs and inventories prudently as dictated by the current economic environment, and we intend to continue to invest in initiatives to prepare our infrastructure for continued long-term growth.

Due to our increased net sales, we have historically leveraged our store operating, selling and administrative expenses.  Based on projected net sales, we expect operating, selling and administrative rates to increase slightly in Fiscal 2014, primarily due to the 53rd week benefit in Fiscal 2013 and one-time expenses associated with our new corporate headquarters.  We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, to provide capital expenditures for our wholesaling and logistics facility, technology upgrade projects and to repurchase our common stock under our stock repurchase program.

We utilize a merchandise management system that allows us to identify and monitor trends.  However, this system does not produce U.S. Generally Accepted Accounting Principles (U.S. GAAP) financial information by product category.  Therefore, it is impracticable to provide U.S. GAAP net sales by product category.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year.  The consolidated statements of operations for Fiscal 2013 included 53 weeks of operations.  The consolidated statements of operations for Fiscal 2012 and Fiscal 2011 included 52 weeks of operations.  Fiscal 2014 will include 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

Due to the 53rd week in Fiscal 2013, each quarter in Fiscal 2014 starts one week later than the same quarter in Fiscal 2013.  The chart below presents comparable store sales for Fiscal 2013 as originally reported and as adjusted to represent the same 13-week period as the Fiscal 2014 quarters:

	FISCAL 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Comparable store sales increase (originally reported)	11.1%	4.8%	6.4%	4.9%	6.9%
Comparable store sales increase (adjusted for week shift)	8.6%	12.5%	-0.7%	4.4%	6.0%
Impact of week shift	-2.5%	7.7%	-7.1%	-0.5%	-0.9%

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

Executive Summary

Following is a highlight of our financial results over the last three fiscal years:

	Fiscal 2013 (53 weeks)	Fiscal 2012 (52 weeks)	Fiscal 2011 (52 weeks)
Net sales (in millions)	$818.7	$732.6	$665.0
Operating income, percentage to net sales	14.2%	12.8%	11.1%
Comparable store sales increase	6.9%	6.8%	9.8%
Net income (in millions)	$72.6	$59.1	$46.4
Net income, percentage increase	22.9%	27.3%	42.6%
Diluted earnings per share	$2.72	$2.15	$1.60

During Fiscal 2013, Hibbett opened 54 new stores and closed 13 underperforming stores, bringing the store base to 873 in 29 states as of February 2, 2013.  Inventory on a per store basis at February 2, 2013 increased by 8.2% primarily due to the increased volume of receipts in the 53rd week; however, there was an improvement in aged merchandise compared to January 28, 2012.  Hibbett ended Fiscal 2013 with $76.9 million of available cash and cash equivalents on the consolidated balance sheet and full availability under its $80.0 million unsecured credit facilities.

Recent Accounting Pronouncements

See Note 2 of Item 8 of this Annual Report on Form 10-K for the fiscal year ended February 2, 2013, for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%	100.0%
Costs of goods sold, including distribution and store occupancy costs	63.5	64.2	65.3
Gross profit	36.5	35.8	34.7

Store operating, selling and administrative expenses	20.8	21.2	21.5
Depreciation and amortization	1.6	1.8	2.1
Operating income	14.2	12.8	11.1

Interest (expense) income, net	-	-	-
Income before provision for income taxes	14.2	12.7	11.1

Provision for income taxes	5.3	4.7	4.1
Net income	8.9%	8.1%	7.0%

Note:  Columns may not sum due to rounding.

Fiscal 2013 Compared to Fiscal 2012

Net sales.  Net sales increased $86.1 million, or 11.8%, to $818.7 million for Fiscal 2013 from $732.6 million for Fiscal 2012.  Furthermore:

•	We opened 54 Hibbett Sports stores while closing 13 underperforming Hibbett Sports stores for net stores opened of 41 stores in Fiscal 2013. Stores not in the comparable store net sales calculation accounted for $37.7 million of the increase in net sales. The 53rd week contributed $11.9 million of the increase in net sales. We expanded, remodeled or relocated18 high performing stores. Store openings and closings are reported net of relocations.
•	We achieved a 6.9% increase in comparable store net sales for Fiscal 2013 compared to Fiscal 2012. Comparable store net sales contributed $48.4 million to the increase in net sales.

During Fiscal 2013, 763 stores were included in the comparable store sales comparison.  The increase in comparable store net sales was broad-based with strong performances across accessories, activewear and footwear.  Strong product performances were led by positive trends in footwear accessories, branded headwear, youth activewear and all categories of footwear.  Basketball shoes were the highest performer in our footwear categories while our running business moderated in Fiscal 2013.  The majority of our comparable store sales increase was from increased sales per transaction primarily due to an assortment change mix to premium products.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for our distribution center.  Gross profit was $298.9 million, or 36.5% of net sales, in Fiscal 2013, compared with $262.4 million, or 35.8% of net sales, in Fiscal 2012.

•	Gross profit percentage improved as a percentage of net sales due to continued improvements in assortments by market, tight controls over markdowns and promotions and improved inventory shrinkage. Strong sales performance and improved aged inventory negated the need for liquidating promotions and resulted in higher initial sell-through of inventory at regular prices. We expect gross profit percentage will stabilize in Fiscal 2014 due to the significant expansion over the last three years and historically low inventory shrinkage rates.
•	Distribution expense as a percentage of net sales increased 9 basis points resulting primarily from increases in data processing, third-party services and labor expenses. In Fiscal 2012, we initiated broadband service in the majority of our stores and experienced its full cost impact in Fiscal 2013. We also experienced an increase in freight costs due to higher gas prices. We expect to see increases in this cost component into Fiscal 2014 based on current trends.
•	Store occupancy expense as a percentage of net sales decreased 53 basis points due to strong sales and careful management of occupancy costs. The largest decrease as a percent to net sales was rent expense as we continue to experience rent savings through lease renegotiations and from co-tenancy violations by our landlords, offset somewhat by a decrease in construction allowances. We expect to continue to experience rent savings through lease renegotiations into Fiscal 2014.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $169.9 million, or 20.8% of net sales, for Fiscal 2013, compared with $155.7 million, or 21.2% of net sales, for Fiscal 2012.  Expense trends we experienced included:

•	Total salary expense increased in dollars due to Company growth and annual pay rate increases but decreased 21 basis points as a percentage of net sales due to strong sales results. Salary costs in our stores decreased 20 basis points as a percentage of net sales. As our store base grows, we expect an increase in salary and benefit dollars, but believe these costs as a percentage to net sales will remain relatively stable.
•	Credit card fees decreased 13 basis points as a percentage of net sales resulting from lower debit card transaction fees. We expect these fees to increase in dollars with net sales growth, but stabilize or increase slightly as a percentage of net sales in Fiscal 2014.
•	Stock-based compensation decreased by 6 basis points as a percentage of net sales due to the achievement of certain performance awards at less than the rate of those achieved in the prior year. We also experienced a larger than average forfeiture of restricted stock units compared to prior year.
•	Expenses associated with preparing our new corporate headquarters contributed an increase of 2 basis points as a percentage of net sales. We expect these costs will increase in Fiscal 2014 as we finalize the move from our current location.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.6% in Fiscal 2013 compared to 1.8% in Fiscal 2012.  We attribute the decrease in depreciation expense as a percent of net sales to a decrease in the investment in leasehold improvements in recent years as more of the build-out work is being done by landlords offset somewhat by changes in estimates of useful lives of leasehold improvements in underperforming stores.

Provision for income taxes.  Provision for income taxes as a percentage of net sales was 5.3% in Fiscal 2013, compared to 4.7% for Fiscal 2012.  This increase was primarily due to operating efficiencies achieved resulting in higher pre-tax income as a percentage of net sales.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.3% for Fiscal 2013 and 36.7% for Fiscal 2012.  The increase in rate resulted primarily from lower federal income tax credits as a result of the expiration of the Work Opportunity Tax Credit program and the resolution of an income tax matter with a state taxing authority in Fiscal 2012.

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

During Fiscal 2012, 762 stores were included in the comparable store sales comparison.  The increase in comparable store net sales was broad-based with strong performances across footwear, equipment, apparel and accessories.  Strong product performances were led by positive trends in all categories of activewear and in accessories, footwear, and licensed apparel.  Lightweight running shoes were a key driver in our footwear business while kid's footwear was particularly strong in Fiscal 2012.  The majority of our comparable store sales increase was from increased consumer traffic and somewhat from increased retail prices.  Strip locations outperformed enclosed mall stores.  Strip center locations comprised approximately 77% of our total store base and included free-standing store locations.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $262.4 million, or 35.8% of net sales, in Fiscal 2012, compared with $230.4 million, or 34.7% of net sales, in Fiscal 2011.

•	Gross profit percentage was impacted by a higher percentage of merchandise sold at regular price and fewer company-wide promotions. Gross profit percentage also benefited from an improvement in inventory shrinkage year over year. Strong sales performance and improved aged inventory negated the need for liquidating promotions and more favorable discounts from vendors resulted in higher initial sell-through of inventory at regular prices.
•	Distribution expense as a percentage of net sales increased 8 basis points resulting primarily from increases in data processing third-party services. In Fiscal 2012, we initiated broadband service in over 95% of our existing stores. We also experienced an increase in freight costs due to higher gas prices.
•	Store occupancy expense as a percentage of net sales decreased 45 basis points. The largest decrease as a percent to net sales was rent expense as we experienced rent savings through lease renegotiations and from co-tenancy violations by our landlords, offset somewhat by a decrease in construction allowances used to offset rent expense.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $155.7 million, or 21.2% of net sales, for Fiscal 2012, compared with $143.2 million, or 21.5% of net sales, for Fiscal 2011.  Expense trends we experienced included:

•	Salary and benefit costs in our stores remained relatively constant as a percentage of net sales, but increased in dollars, primarily from annual pay rate increases and incentive payments associated with higher sales as well as with the growth in stores.
•	Salary and benefit costs decreased at the administrative level by 22 basis points as a percentage of net sales primarily due to a decrease in the accrual for annual bonuses and a decrease in hospital insurance resulting from lower claims.
•	Business insurance was lower due to lower actual claims and a decrease in casualty and workers' compensation insurance premium expense.
•	Trends of increasing credit card processing fees slowed in Fiscal 2012 as we realized the benefit of lower debit card processing exchange rates.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.8% in Fiscal 2012 and 2.1% in Fiscal 2011.  We attribute the decrease in depreciation expense as a percent of net sales to a decrease in the investment in leasehold improvements in recent years as more of the build-out work is being done by landlords offset somewhat by changes in estimates of useful lives of leasehold improvements in some underperforming stores.

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

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net cash provided by operating activities	$87,124	$54,921	$61,918
Net cash used in investing activities	(22,318)	(13,375)	(10,883)
Net cash used in financing activities	(43,033)	(61,925)	(25,209)
Net increase (decrease) in cash and cash equivalents	$21,773	$(20,379)	$25,826

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

Net cash provided by operating activities was $87.1 million for Fiscal 2013 compared with net cash provided by operating activities of $54.9 million and $61.9 million in Fiscal 2012 and Fiscal 2011, respectively.  The increase in net cash provided by operating activities for Fiscal 2013 compared to Fiscal 2012 and Fiscal 2011 was impacted by the following:

•	The change in accounts payable provided cash of $28.3 million in Fiscal 2013, used cash of $2.3 million during Fiscal 2012 and provided cash of $11.0 million during Fiscal 2011. The increase in Fiscal 2013 resulted from a purchase of inventory in advance of the coming spring season. Beginning in Fiscal 2011, we started paying some of our vendors using corporate purchasing cards, which effectively extended our payment terms by one month. The fluctuation in cash provided by accounts payable between Fiscal 2011 and Fiscal 2012 resulted from the anniversary of the payment term extensions.
•	Ending inventory was up 8.2% and 7.0% on a per store level basis at February 2, 2013 and January 28, 2012, respectively, compared to the prior year due primarily to a shift in product mix in advance of our strong spring selling season and, to a lesser degree, merchandise cost increases. The increase in inventory used cash of $26.3 million, $20.2 million and $5.5 million during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Although our inventory levels have increased at the store level over the last few years, our aged inventory has improved.
•	Net income provided cash of $72.6 million, $59.1 million and $46.4 million during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

•	Non-cash charges included depreciation and amortization expense of $13.0 million, $13.2 million and $13.6 million during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively, and stock-based compensation expense of $5.6 million, $5.5 million and $4.8 million during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively. Depreciation expense has been trending down in the last several years due to older store classes reaching full depreciation level coupled with newer stores opening at a slower pace and at a lower cost. We expect depreciation expense will begin to increase in Fiscal 2014 due to investments in facilities and information technology systems. Fluctuations in stock-based compensation generally result from the achievement of performance-based equity awards at greater or lesser than their granted level and fluctuations in the price of our common stock.

Investing Activities.

Cash used in investing activities in the fiscal periods ended February 2, 2013, January 28, 2012 and January 29, 2011 totaled $22.3 million, $13.4 million and $10.9 million, respectively.  Gross capital expenditures used $22.0 million, $13.0 million and $10.5 million during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

We use cash in investing activities to build new stores and remodel, expand or relocate existing stores.  We opened 54 new stores and relocated, expanded and/or remodeled 18 existing stores during Fiscal 2013.  We opened 52 new stores and relocated, expanded and/or remodeled 18 existing stores during Fiscal 2012.  We opened 45 new stores and relocated, expanded and/or remodeled 17 existing stores during Fiscal 2011.  Furthermore, net cash used in investing activities includes expenditures for our new wholesaling and logistics facility and corporate headquarters and purchases of information technology assets.

We estimate the cash outlay for capital expenditures in the fiscal year ending February 1, 2014 will be approximately $55.6 million, which relates to expenditures for our new wholesaling and logistics facility and corporate headquarters, the opening of 65 to 70 new stores, the remodeling of selected existing stores, information system upgrades, and other departmental needs.  Of the total budgeted dollars for capital expenditures for Fiscal 2014, we anticipate that approximately 68% will be related to our new wholesaling and logistics facility and corporate headquarters.  Approximately 17% will be related to the opening of new stores and remodeling and/or relocating of existing stores.  Approximately 10% will be related to information systems with the remaining 5% related primarily to store fixtures, transportation equipment and automobiles and security equipment for our stores.

The lease for our existing distribution center, which also currently serves as our corporate headquarters, expires in December 2014.  We expect to relocate our corporate headquarters by June 2013 at a total cost of $9.0 million of which $5.5 million was expended by the end of Fiscal 2013.  By the end of Fiscal 2014, we expect that our new wholesaling and logistics facility will be 85% complete at a total estimated cost of $42.0 million.  We had expended $2.1 million by the end of Fiscal 2013.  Our expected operations date for the new facility is mid-2014.

Financing Activities.

Net cash used in financing activities was $43.0 million, $61.9 million and $25.2 million in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.  The financing activity cash fluctuation between years is primarily the result of repurchases of our common stock.  We expended $45.9 million, $67.5 million and $37.7 million on repurchases of our common stock during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

Financing activities also consisted of proceeds from stock option exercises and employee stock plan purchases and the excess tax benefit from the exercise of incentive stock options.  As stock options are exercised and shares are purchased through our employee stock purchase plan, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At February 2, 2013, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew in August 2013 and November 2013, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of February 2, 2013, we did not have any debt outstanding under either of these facilities.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sports, Inc. at February 2, 2013 (in thousands):

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt obligations (1)	$-	$-	$-	$-	$-
Capital lease obligations (2)	714	480	573	1,085	2,852
Interest on capital lease obligations (2)	160	267	197	121	745
Operating lease obligations (2)	47,549	67,220	34,863	23,272	172,904
Purchase obligations (3)	1,461	1,170	-	-	2,631
Other liabilities (4)	12	-	-	2,240	2,252
Total	$49,896	$69,137	$35,633	$26,718	$181,384

(1)	See "Part II, Item 8, Consolidated Financial Statements Note 5 – Debt."

(2)	See "Part II, Item 8, Consolidated Financial Statements Note 6 – Leases."

(3)	Purchase obligations include all material legally binding contracts such as software license commitments and service contracts. The table above also includes a stand-by letter of credit in conjunction with our self-insured workers' compensation and general liability insurance coverage. Contractual obligations that are not binding agreements, including purchase orders for inventory, are excluded from the table above. Store utility contracts, including waste disposal agreements, are also excluded.

(4)	Other liabilities include amounts accrued for various deferred compensation arrangements. See "Part II, Item 8, Consolidated Financial Statements Note 7 – Defined Contribution Benefit Plans" for a discussion regarding our employee benefit plans.

Non-current liabilities, primarily consisting of deferred rent and unrecognized tax benefits, have been excluded from the above table to the extent that the timing and/or amount of any cash payment are uncertain.  Excluded from this table are approximately $2.7 million of unrecognized tax benefits, which have been recorded as liabilities in accordance with ASC Topic 740, Income Taxes, as the timing of such payments cannot be reasonably determined.  See "Part II, Item 8, Consolidated Financial Statements Note 1 – Deferred Rent" for a discussion on our deferred rent liabilities.  See "Part II, Item 8, Consolidated Financial Statements Note 9 – Income Taxes" for a discussion of our unrecognized tax benefits.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees as of February 2, 2013.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Inflation and Other Economic Factors

Our ability to provide quality merchandise on a profitable basis may be subject to economic factors and influences that we cannot control.  National or international events, including uncertainties in the global financial markets, U.S. government policies, the Middle East and Asia, could lead to disruptions in economies in the United States or in foreign countries where a significant portion of our merchandise is manufactured.  These and other factors could increase our merchandise costs and other costs that are critical to our operations.  Consumer spending could also decline because of economic pressures.  See "Risk Factors".

We do not believe that inflation has had a material impact on our financial position or results of operations to date.  However, we are experiencing increased prices and a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of net sales if the selling prices of our merchandise do not increase with these increased costs.  Based on current economic conditions, we expect that any increase in merchandise costs per unit will be offset by improved vendor discounts and increased retail prices in Fiscal 2014.

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

We offer a customer loyalty program, the MVP Rewards program, whereby customers, upon registration, can earn points in a variety of ways, including store purchases, website surveys and other activities on our website.  Based on the number of points accumulated, customers receive reward certificates on a quarterly basis that can be redeemed in our stores.  An estimate of the obligation related to the program, based on historical redemption rates, is recorded as a current liability and a reduction of net sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net sales, in the amount of and at the time of redemption of the reward certificate.  At February 2, 2013 and January 28, 2012, the amount recorded in current liabilities for reward certificates issued was inconsequential.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us.  Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as a current liability.

Gift card breakage revenue is recognized to the extent not required to be remitted to jurisdictions as unclaimed property and is based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.  Based on our analyses of redemption activity, we have determined the likelihood of redemption for gift cards 5 years after the date of initial issuance is remote.  For Fiscal 2013, Fiscal 2012 and Fiscal 2011, $0.3 million, $0.2 million and $0.2 million of breakage revenue, respectively, was recorded as other income and is included in the accompanying consolidated statements of operations as a reduction to store operating, selling and administrative expenses.  The net deferred revenue liability at February 2, 2013 and January 28, 2012 was $3.9 million and $3.5 million, respectively.

Inventory Valuation.

Inventories are valued using the lower of weighted average cost or market method.  Items are removed from inventory using the weighted average cost method.

Lower of Cost or Market:  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of February 2, 2013 and January 28, 2012, the accrual was $2.3 million and $1.9 million, respectively.  A determination of net realizable value requires significant judgment and estimates.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Store counts are typically performed on a cyclical basis, and the distribution center's counts are performed quarterly.  As of February 2, 2013 and January 28, 2012, the accrual was $1.5 million and $1.6 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 48.9%, 48.3% and 47.8% of our purchases for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.  Our second largest vendor in Fiscal 2013 represented 12.8%, 9.3% and 8.1% of our purchases while our third largest vendor in Fiscal 2013 represented 10.9%, 11.4% and 8.3% of our purchases for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

Consignment Inventories:  Consignment inventories, which are owned by the vendor but located in our stores, are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At February 2, 2013 and January 28, 2012, vendor-owned inventories held at our locations (and not reported as our inventory) were $1.6 million and $1.3 million, respectively.

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

Income Taxes.  We estimate the annual tax rate based on projected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual rate.  As the year progresses, we refine the estimates of the year's taxable income as new information becomes available, including year-to-date financial results.  This continual estimation process often results in a change to our expected effective tax rate for the year.  When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual tax rate.  Significant judgment is required in determining our effective tax rate and in evaluating our tax position and changes in estimates could materially impact our results of operations and financial position.

Uncertain Tax Positions.  We account for uncertain tax positions in accordance with ASC Topic 740, Income Taxes.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.  See "Part II, Item 8, Consolidated Financial Statements Note 9 – Income Taxes" for additional detail on our uncertain tax positions.

Litigation Accruals.  Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets.  The likelihood of a material change in these estimated accruals is dependent on new claims as they may arise and the favorable or unfavorable outcome of a particular litigation.  As additional information becomes available, we assess the potential liability related to pending litigation and revise estimates as appropriate.  Such revisions in estimates of the potential liability could materially impact our results of operations and financial position.  See "Risk Factors".

Impairment of Long-Lived Assets.  We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of long-lived assets may be impaired and not recoverable.  Our policy is to adjust the remaining useful life of depreciable assets and to recognize any impairment loss on long-lived assets as a charge to current income when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Impairment is assessed considering the estimated undiscounted cash flows over the asset's remaining life.  If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on a comparison of the cost of the asset to fair value less any costs of disposition.  Evaluation of asset impairment requires significant judgment and estimates.  See "Risk Factors".

Stock-Based Compensation.  We measure stock-based compensation for all share-based awards granted based on the estimated fair value of those awards at grant date.  The cost of restricted stock units and performance-based restricted stock units is determined using the fair value of our common stock on the date of grant.  For stock options granted, we use the Black-Scholes valuation model to estimate the fair value at the date of grant for options granted under our equity incentive plans and stock purchase rights associated with the Employee Stock Purchase Plan.

Stock-based compensation is expensed over the service period of the awards, with the exception of performance-based awards which are expensed based on the probability of achievement of the underlying target, which is estimated and adjusted as financial results dictate during the performance period.  The Black-Scholes valuation model requires the input of assumptions and estimates which are regularly evaluated and updated when applicable.  These include estimating the length of time vested stock options will be retained before being exercised (expected term), the estimated volatility of our common stock price over the expected term and the risk-free interest rate based on the annual continuously compounded risk-free rate with a term equal to the option's expected term.  In addition, we estimate the number of awards that will ultimately not complete their vesting requirements (forfeitures).

Changes in these assumptions and estimates can materially affect the estimate of fair value of stock-based compensation and consequently, the related expense recognized on the consolidated statements of operations.  Our stock option grants have a life of up to ten years and are not transferable.  Therefore, the actual fair value of a stock option grant may be different from our estimates.  We believe that our estimates incorporate all relevant information and represent a reasonable approximation in light of the difficulties involved in valuing non-traded stock options.

Insurance Accruals.  We use a combination of insurance and self-insurance for a number of risks including workers' compensation, general liability, property liability and employee-related health benefits, a portion of which is paid by our employees.  The estimates and accruals for the liabilities associated with these risks are regularly evaluated for adequacy based on the most current available information, including historical claims experience and expected future claims costs.

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

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (see "Part II, Item 9A, Controls and Procedures").

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

We also have financial institutions that are committed to provide loans under our revolving credit facilities.  There is a risk that these institutions cannot deliver against these obligations.  See "Risk Factors".

Interest Rate Risk

Our net exposure to interest rate risk results primarily from interest rate fluctuations on our credit facilities, which bears interest at a rate which varies with LIBOR, prime or federal funds rates.  At the end of Fiscal 2013 and Fiscal 2012, we had no borrowings outstanding under any credit facility.  During Fiscal 2013 and Fiscal 2012, we did not have any borrowings against either of the facilities.

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

Item 8.                          Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of our Company are included in response to this item:

• Report of Independent Registered Public Accounting Firm

• Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012

• Consolidated Statements of Operations for the fiscal year ended February 2, 2013, January 28, 2012 and January 29, 2011

• Consolidated Statements of Cash Flows for the fiscal year ended February 2, 2013, January 28, 2012 and January 29, 2011

• Consolidated Statements of Stockholders' Investment for the fiscal year ended February 2, 2013, January 28, 2012 and January 29, 2011

• Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
 Hibbett Sports, Inc.:

We have audited the accompanying consolidated balance sheets of Hibbett Sports, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the years in the three-year period ended February 2, 2013. We also have audited Hibbett Sports, Inc.'s internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hibbett Sports, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Hibbett Sports, Inc.'s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sports, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Hibbett Sports, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Birmingham, Alabama
April 1, 2013

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

ASSETS	February 2, 2013	January 28, 2012
Current Assets:
Cash and cash equivalents	$76,911	$55,138
Trade receivables, net	3,346	3,923
Accounts receivable, other	2,608	2,200
Inventories, net	221,378	195,071
Prepaid expenses and other	8,603	4,639
Deferred income taxes, net	8,768	7,802
Total current assets	321,614	268,773

Property and Equipment:
Land and building	245	245
Buildings under capital lease	2,662	2,403
Equipment	58,660	55,307
Equipment under capital lease	510	-
Furniture and fixtures	28,041	26,560
Leasehold improvements	68,661	64,728
Construction in progress	11,781	2,489
	170,560	151,732
Less accumulated depreciation and amortization	121,484	112,136
Net property and equipment	49,076	39,596

Deferred income taxes, net	4,085	3,416
Other assets, net	2,556	1,911
Total Assets	$377,331	$313,696

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$102,021	$73,735
Capital lease obligations	714	173
Accrued payroll expenses	8,112	9,875
Deferred rent	3,492	3,620
Other accrued expenses	4,376	4,255
Total current liabilities	118,715	91,658

Capital lease obligations	2,138	2,072
Deferred rent	12,006	11,571
Unrecognized tax benefits	3,027	2,899
Other liabilities, net	2,318	1,746
Total liabilities	138,204	109,946

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 37,846,321 and 37,498,128 shares issued at February 2, 2013 and January 28, 2012, respectively	378	375
Paid-in capital	140,423	127,779
Retained earnings	421,594	349,012
Treasury stock, at cost, 12,023,834 and 11,120,040 shares repurchased at February 2, 2013 and January 28, 2012, respectively	(323,268)	(273,416)
Total stockholders' investment	239,127	203,750
Total Liabilities and Stockholders' Investment	$377,331	$313,696

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	$818,700	$732,645	$664,954
Cost of goods sold, including distribution center and store occupancy costs	519,818	470,237	434,552
Gross profit	298,882	262,408	230,402

Store operating, selling and administrative expenses	169,872	155,672	143,232
Depreciation and amortization	13,029	13,205	13,623
Operating income	115,981	93,531	73,547

Interest income	14	25	42
Interest expense	(182)	(242)	(147)
Interest expense, net	(168)	(217)	(105)
Income before provision for income taxes	115,813	93,314	73,442

Provision for income taxes	43,231	34,254	27,042
Net income	$72,582	$59,060	$46,400

Basic earnings per share	$2.78	$2.19	$1.63
Diluted earnings per share	$2.72	$2.15	$1.60

Weighted average shares outstanding:
Basic	26,132	26,978	28,426
Diluted	26,638	27,506	29,033

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share information)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Cash Flows From Operating Activities:
Net income	$72,582	$59,060	$46,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,029	13,205	13,623
Deferred and unrecognized income tax benefit, net	(1,507)	(46)	(1,558)
Excess tax benefit from stock option exercises	(4,002)	(1,834)	(3,435)
Loss on disposal and write-down of assets, net	68	151	164
Stock-based compensation	5,649	5,453	4,796
Changes in operating assets and liabilities:
Trade receivables, net	577	(633)	(597)
Accounts receivable, other	(408)	(105)	(160)
Inventories, net	(26,307)	(20,193)	(5,484)
Prepaid expenses and other	34	3,146	(3,485)
Other assets, net, non-current	(115)	(157)	(149)
Accounts payable	28,286	(2,251)	11,036
Deferred rent, non-current	435	(1,245)	(1,408)
Accrued expenses and other	(1,197)	370	2,175
Net cash provided by operating activities	87,124	54,921	61,918

Cash Flows From Investing Activities:
Purchase of investments, net	(530)	(481)	(529)
Capital expenditures	(21,970)	(12,997)	(10,476)
Proceeds from sale of property and equipment	182	103	122
Net cash used in investing activities	(22,318)	(13,375)	(10,883)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(45,938)	(67,484)	(37,715)
Net payments on capital lease obligations	(181)	(311)	(114)
Excess tax benefit from stock option exercises	4,002	1,834	3,435
Cash used to settle net share equity awards	(3,914)	(1,129)	(144)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	2,998	5,165	9,329
Net cash used in financing activities	(43,033)	(61,925)	(25,209)

Net increase (decrease) in cash and cash equivalents	21,773	(20,379)	25,826
Cash and cash equivalents, beginning of year	55,138	75,517	49,691
Cash and cash equivalents, end of year	$76,911	$55,138	$75,517

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$182	$277	$95
Income taxes, net of refunds	$39,878	$30,788	$31,987

Supplemental Schedule of Non-Cash Financing Activities:
Deferred board compensation	$36	$60	$-
Shares awarded to satisfy deferred board compensation	646	1,561	-
Property and plant additions under capital lease	$1,040	$-	$2,403

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
(in thousands, except share information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance-January 30, 2010	36,436,503	$364	$98,107	$243,552	7,761,813	$(166,944)	$175,079
Net income	-	-	-	46,400	-	-	46,400
Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $3,435	694,143	7	12,756	-	-	-	12,763
Tax shortfall on release of restricted stock and option exercises	-	-	(67)	-	-	-	(67)
Adjustment to income tax benefit from exercises of employee stock options	-	-	(1,024)	-	-	-	(1,024)
Purchase of shares under the stock repurchase program	-	-	-	-	1,461,225	(37,859)	(37,859)
Stock-based compensation	-	-	4,796	-	-	-	4,796

Balance-January 29, 2011	37,130,646	371	114,568	289,952	9,223,038	(204,803)	200,088
Net income	-	-	-	59,060	-	-	59,060
Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $1,834	367,482	4	6,995	-	-	-	6,999
Tax shortfall on release of restricted stock and option exercises	-	-	(51)	-	-	-	(51)
Adjustment to income tax benefit from exercises of employee stock options	-	-	814	-	-	-	814
Purchase of shares under the stock repurchase program	-	-	-	-	1,897,002	(68,613)	(68,613)
Stock-based compensation	-	-	5,453	-	-	-	5,453

Balance-January 28, 2012	37,498,128	375	127,779	349,012	11,120,040	(273,416)	203,750
Net income	-	-	-	72,582	-	-	72,582
Issuance of shares from the employee stock purchase plan and the exercise of stock options, including tax benefit of $4,002	348,193	3	6,997	-	-	-	7,000
Adjustment to income tax benefit from exercises of employee stock options	-	-	(2)	-	-	-	(2)
Purchase of shares under the stock repurchase program	-	-	-	-	903,794	(49,852)	(49,852)
Stock-based compensation	-	-	5,649	-	-	-	5,649
Balance-February 2, 2013	37,846,321	$378	$140,423	$421,594	12,023,834	$(323,268)	$239,127

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett Sports, Inc. is an operator of sporting goods retail stores in small to mid-sized markets predominately in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  References to "we," "our," "us" and the "Company" refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.  Our fiscal year ends on the Saturday closest to January 31 of each year.  The consolidated statement of operations for Fiscal 2013 includes 53 weeks of operations while our consolidated statements of operations for Fiscal 2012 and Fiscal 2011 include 52 weeks of operations.  Our merchandise assortment features a core selection of brand name merchandise emphasizing athletic footwear, team sports equipment, athletic and fashion apparel and related accessories.  We complement this core assortment with a selection of localized apparel, footwear and accessories designed to appeal to a wide range of customers within each market.

Principles of Consolidation

The consolidated financial statements of our Company include its accounts and the accounts of all wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Occasionally, certain reclassifications are made to conform previously reported data to the current presentation.  Such reclassifications had no impact on total assets, net income or stockholders' investment in any of the years presented.

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

Customers

No customer accounted for more than 5.0% of our net sales during the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011.

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

The following table presents the components of our advertising expense (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Gross advertising costs	$9,554	$8,329	$7,314
Advertising reimbursements	(4,002)	(3,748)	(3,389)
Net advertising costs	$5,552	$4,581	$3,925

Cost of Goods Sold

We include inbound freight charges, merchandise purchases, store occupancy costs and a portion of our distribution costs related to our retail business in cost of goods sold.  Costs associated with moving merchandise to and between stores are included in store operating, selling and administrative expenses.

Stock Repurchase Program

In November 2012, the Board of Directors (Board) authorized a Stock Repurchase Program (2012 Program) of $250.0 million to repurchase our common stock through January 29, 2016.  The 2012 Program replaced our existing plan that was adopted in November 2009 (2009 Program).  Stock repurchases may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.

Under both the 2012 Program and 2009 Program, we repurchased 0.9 million shares of our common stock during Fiscal 2013 at a cost of $49.9 million, including 0.1 million shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $3.9 million.  We repurchased 1.9 million shares of our common stock during Fiscal 2012 at a cost of $68.6 million, including shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $1.1 million.

Under the original authorization adopted in August 2004, we had repurchased 7.8 million shares of our common stock at a cost of $166.9 million.  Under all authorizations, we had repurchased a total of 12.0 million shares of our common stock at an approximate cost of $323.3 million as of February 2, 2013, and had approximately $245.4 million remaining under the 2012 Program for stock repurchase.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  We are exposed to credit risk in the event of default by our financial institutions where we maintain deposits to the extent the amount recorded on the consolidated balance sheet exceeds the FDIC insurance limits per institution.  Amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at February 2, 2013 and January 28, 2012 were $3.6 million and $3.0 million, respectively.

Investments

We hold investments in trust for the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) and the Hibbett Sports, Inc. Executive Voluntary Deferral Plan (Deferral Plan).  These are trading securities and are classified as long-term assets on the consolidated balance sheets and are included in other assets, net.  At February 2, 2013 and January 28, 2012, we had $1.9 million and $1.4 million, respectively, of investments included in other assets, net.  Net unrealized holding gains for both Fiscal 2013 and Fiscal 2012 were $0.1 million.

Trade and Other Accounts Receivable

Trade accounts receivable consist primarily of amounts due to us from sales to educational institutions for athletic programs.  We do not require collateral, and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant.  The allowance for doubtful accounts at February 2, 2013 and January 28, 2012 was $42,000 and $49,000, respectively.

Other accounts receivable consists primarily of tenant allowances due from landlords and cooperative advertising due from vendors.  We analyze other accounts receivable for collectability based on aging of individual components, underlying contractual terms and economic conditions.  Recorded amounts are deemed to be collectible.

Inventory Valuation

Inventories are valued using the lower of weighted average cost or market method.  Items are removed from inventory using the weighted average cost method.

Lower of Cost or Market:  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of February 2, 2013 and January 28, 2012, the accrual was $2.3 million and $1.9 million, respectively.  A determination of net realizable value requires significant judgment and estimates.

Shrinkage:  We accrue for inventory shrinkage based on the actual historical results of physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Store counts are typically performed on a cyclical basis and the distribution center's counts are performed quarterly.  As of February 2, 2013 and January 28, 2012, the accrual was $1.5 million and $1.6 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 48.9%, 48.3% and 47.8% of our purchases in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.  Our next largest vendor in Fiscal 2013 represented 12.8%, 9.3% and 8.1% of our purchases in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.  Our third largest vendor in Fiscal 2013 represented 10.9%, 11.4% and 8.3% of our purchases in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

Consignment Inventories:  Consignment inventories, which are owned by the vendor but located in our stores, are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At February 2, 2013 and January 28, 2012, vendor-owned inventories held at our locations (and not reported as our inventory) were $1.6 million and $1.3 million, respectively.

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

Construction in progress has historically been comprised primarily of property and equipment related to unopened stores and costs associated with technology upgrades at period-end.  At February 2, 2013, approximately 66% of the construction in progress balance was comprised of costs associated with our new corporate headquarters and wholesaling and logistics facility.  Information technology costs accounted for approximately 32% and unopened stores accounted for approximately 2% of the construction in progress balance on February 2, 2013.

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

In our consolidated statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current.  The liability for the current portion of unamortized landlord allowances was $2.9 million and $3.1 million at February 2, 2013 and January 28, 2012, respectively.  The liability for the long-term portion of unamortized landlord allowances was $8.8 million and $8.2 million at February 2, 2013 and January 28, 2012, respectively.  We estimate the non-cash portion of landlord allowances was $1.1 million and $0.9 million in Fiscal 2013 and Fiscal 2012, respectively.

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

We offer a customer loyalty program, the MVP Rewards program, whereby customers, upon registration, can earn points in a variety of ways, including store purchases, website surveys and other activities on our website.  Based on the number of points accumulated, customers receive reward certificates on a quarterly basis that can be redeemed in our stores.  An estimate of the obligation related to the program, based on historical redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the reward certificate.  At February 2, 2013 and January 28, 2012, the amount recorded in current liabilities for reward certificates issued was inconsequential.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us.  Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as a current liability.

Gift card breakage revenue is recognized to the extent not required to be remitted to jurisdictions as unclaimed property and is based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.  Based on our analyses of redemption activity, we have determined the likelihood of redemption for gift cards 5 years after the date of initial issuance is remote.  For Fiscal 2013, Fiscal 2012 and Fiscal 2011, $0.3 million, $0.2 million and $0.2 million of breakage revenue, respectively, was recorded in net income as other income and is included in the accompanying consolidated statements of operations as a reduction to store operating, selling and administrative expense.  The net deferred revenue liability at February 2, 2013 and January 28, 2012 was $3.9 million and $3.5 million, respectively.

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

Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of long-lived assets may be impaired and not recoverable.  Our policy is to recognize any impairment loss on long-lived assets as a charge to current income when certain events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Impairment is assessed considering the estimated undiscounted cash flows over the asset's remaining life.  If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on a comparison of the cost of the asset to fair value less any costs of disposition.  Evaluation of asset impairment requires significant judgment and estimates.

Insurance Accrual

We are self-insured for a significant portion of our health insurance.  Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims experience.  The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions.  To minimize our potential exposure, we carry stop-loss insurance that reimburses us for losses over $0.2 million per covered person per year, limited to a lifetime maximum reimbursement of $2.0 million per covered person.  As of February 2, 2013 and January 28, 2012, the accrual for these liabilities was $0.7 million and $0.8 million, respectively, and was included in accrued expenses in the consolidated balance sheets.

We are also self-insured for our workers' compensation, property and general liability insurance up to an established deductible with a cumulative stop-loss on workers' compensation.  As of February 2, 2013 and January 28, 2012, the accrual for these liabilities (which is not discounted) was $0.2 million and $0.4 million, respectively, and was included in accrued expenses in the consolidated balance sheets.

Sales Returns

Net sales returns were $28.8 million for Fiscal 2013, $25.7 million for Fiscal 2012 and $23.2 million for Fiscal 2011.  The accrual for the effect of estimated returns on pre-tax income was $0.4 million as of February 2, 2013 and January 28, 2012, and was included in accrued expenses in the consolidated balance sheets.  Determination of the accrual for estimated returns requires significant judgment and estimates.

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

NOTE 3.   STOCK-BASED COMPENSATION

At February 2, 2013, we had four stock-based compensation plans:

(a)	The Amended 2005 Equity Incentive Plan (EIP) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion. The EIP was adopted effective July 1, 2005 and authorizes grants of equity awards of up to 1,983,159 authorized but unissued shares of common stock. At February 2, 2013, there were 781,459 shares available for grant under the EIP.

(b)	The Amended 2005 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP was adopted effective July 1, 2005. At February 2, 2013, there were 85,319 shares available for purchase under the ESPP.

(c)	The Amended 2005 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options. The Deferred Plan was adopted effective July 1, 2005 and authorizes grants of stock up to 112,500 authorized but unissued shares of common stock. At February 2, 2013, there were 54,003 shares available for grant under the Deferred Plan.

(d)	The 2012 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors. The DEP was adopted effective May 24, 2012 and authorizes grants of equity awards of up to 500,000 authorized but unissued shares of common stock. At February 2, 2013, there were 498,725 shares available for grant under the DEP.

Prior to the adoption of the DEP by our stockholders, non-employee director awards were given under the Amended 2006 Non-Employee Director Equity Plan (NEDEP) which also provided for grants of equity awards to non-employee directors.  The NEDEP was superseded by the DEP.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of February 2, 2013, we had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based units (PSUs) to our employees.  The annual grant made for Fiscal 2013, Fiscal 2012 and Fiscal 2011 to employees consisted solely of RSUs.  We have also awarded PSUs to our Named Executive Officers (NEOs) and expect the Compensation Committee of the Board will continue to grant PSUs to our NEOs in the future.

As of February 2, 2013, we had only granted awards in the form of stock options to our Board members, with the exception of one RSU award to our newest director upon appointment to the Board under the DEP.  Under the DEP, Board members currently receive a value of $75,000 worth of equity in the form of stock options or restricted stock units upon election to the Board and a value of $100,000 worth of equity in any form allowed within the DEP, for each full year of service, pro-rated for Directors who serve less than one full year.

The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Under the DEP, Directors have the option with certain equity forms to set vest dates.  Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.  All of our awards are classified as equity awards.

The compensation cost for these plans was as follows (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Stock-based compensation expense by type:
Stock options	$805	$460	$792
Restricted stock units	4,715	4,857	3,937
Employee stock purchases	93	76	67
Director deferred compensation	36	60	-
Total stock-based compensation expense	5,649	5,453	4,796
Income tax benefit recognized	2,082	1,987	1,666
Stock-based compensation expense, net of income tax	$3,567	$3,466	$3,130

Stock-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses.  There is no capitalized stock-based compensation cost.

The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock unit awards vested during the period.  The actual income tax benefit realized for the deductions considered on our income tax returns for Fiscal 2013, Fiscal 2012 and Fiscal 2011 was from option exercises and restricted stock unit releases and totaled $5.9 million, $3.2 million and $4.5 million, respectively.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of our common stock on the date of grant.  Vesting and expiration provisions vary between equity plans, but options granted awarded to employees under the EIP typically vest over a four or five-year period in equal installments beginning on the first anniversary of the grant date and typically expire on the eighth or tenth anniversary of the date of grant.  Grants awarded to outside directors under the DEP, NEDEP and Deferred Plan vest immediately upon grant and expire on the tenth anniversary of the date of grant.

Following is the weighted average fair value of each option granted during Fiscal 2013.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for each period:

	Quarter Ended
	April 28, 2012		July 28, 2012	October 27, 2012	February 2, 2013
Grant date	Mar 13	Mar 31	Jun 30	Sep 30	Dec 31
Exercise price	$52.03	$54.55	$57.71	$59.45	$52.70
Weighted average fair value at date of grant	$19.29	$19.88	$21.24	$20.62	$18.14
Expected option life (years)	4.75	4.75	4.75	4.71	4.71
Expected volatility	42.45%	41.54%	42.59%	40.26%	39.73%
Risk-free interest rate	0.94%	0.98%	0.69%	0.58%	0.67%
Dividend yield	None	None	None	None	None

We calculate the expected term for our stock options based on the historical exercise behavior of our participants.  Historically, an increase in our stock price has led to a pattern of earlier exercise by participants.  Typically, grants made to our Directors have a contractual term of 10 years, while grants made to our employees have a contractual term of 8 years.  We have not awarded a stock option grant to employees since 2009.  With the absence of option grants to employees, we anticipate the expected term will remain relatively stable.

The volatility used to value stock options is based on historical volatility.  We calculate historical volatility using an average calculation methodology based on daily price intervals as measured over the expected term of the option.  We have consistently applied this methodology since our adoption of the original disclosure provisions of ASC Topic 718, Stock Compensation.

In accordance with ASC Topic 718, we base the risk-free interest rate on the annual continuously compounded risk-free rate with a term equal to the option's expected term.  The dividend yield is assumed to be zero since we have no current plan to declare dividends.

Activity for our option plans during Fiscal 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at January 28, 2012	421,196	$23.35	5.16	$9,837
Granted	41,498	52.65
Exercised	(120,521)	22.13
Forfeited, cancelled or expired	-	-
Options outstanding at February 2, 2013	342,173	$27.34	5.29	$8,875

Exercisable at February 2, 2013	330,473	$27.67	5.33	$8,463

The weighted average grant-date fair value of options granted during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $19.39, $12.95 and $11.00, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $0.8 million, $0.4 million and $0.8 million, respectively, before the recognized income tax benefit of $0.3 million, $0.2 million and $0.2 million, respectively.

The total intrinsic value of stock options exercised during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $4.0 million, $5.3 million and $11.3 million, respectively.  The total cash received from these stock option exercises during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $2.7 million, $4.9 million and $9.1 million, respectively.  Excess income tax proceeds from stock option exercises are included in cash flows from financing activities as required by ASC Topic 230, Statement of Cash Flows.  As of February 2, 2013, there was no unrecognized compensation cost related to nonvested stock options.

Restricted Stock and Performance-Based Units

RSUs and PSUs are granted with a fair value equal to the closing market price of our common stock on the date of grant.  All PSUs have been awarded in the form of restricted stock units.  Compensation expense is recorded straight-line over the vesting period and, in the case of PSUs, at the estimated percent of achievement.  Restricted stock unit awards to our employees generally cliff vest in four years from the date of grant for those awards that are not performance-based.  If a Director chooses an RSU as the form to receive their annual equity award, he or she sets the vesting period.  PSUs provide for awards based on achievement of certain predetermined corporate performance goals and cliff vest in one to five years from the date of grant after achievement of stated performance criterion and upon meeting stated service conditions.

The following table summarizes the restricted stock unit awards activity under all of our plans during Fiscal 2013:

	RSUs		PSUs		Totals
	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted stock unit awards outstanding at January 28, 2012	457,322	$22.09	295,850	$22.95	753,172	$22.43
Granted	66,317	52.40	38,100	52.03	104,417	52.26
PSU multiplier earned (1)	-	-	27,025	24.50	27,025	24.50
Vested	(130,501)	16.57	(89,575)	17.78	(220,076)	17.07
Forfeited, cancelled or expired	(14,772)	30.00	(5,700)	52.03	(20,472)	36.13
Restricted stock unit awards outstanding at February 2, 2013	378,366	$29.00	265,700	$27.66	644,066	$28.45

(1)            PSU multiplier earned represents additional RSUs awarded to our NEOs above the target grant resulting from the achievement of performance goals above the performance targets established at grant.

The weighted average grant date fair value of our RSUs granted was $52.26, $31.31 and $25.86 for Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.  There were 104,417, 156,143 and 193,421 RSUs awarded during Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $4.7 million, $4.9 million and $3.9 million, respectively, before the recognized income tax benefit of $1.8 million, $1.8 million and $1.4 million, respectively.

During Fiscal 2013, RSU awards of 220,076 unit awards, including 89,575 awards that were PSUs, vested with an intrinsic value of $11.8 million.  The total intrinsic value of our RSU awards outstanding and unvested at February 2, 2013, January 28, 2012 and January 29, 2011 was $34.3 million, $36.9 million and $22.1 million, respectively.  As of February 2, 2013, there was approximately $6.3 million of total unamortized unrecognized compensation cost related to RSU awards.  This cost is expected to be recognized over a weighted average period of 2.0 years.

Employee Stock Purchase Plan

The Company's ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employee purchases of common stock and the average price per share through the ESPP were as follows:

Fiscal Year Ended	Shares Purchased	Average Price Per Share
February 2, 2013	7,596	$43.45
January 28, 2012	9,184	$29.76
January 29, 2011	13,144	$19.92

The assumptions used in the option pricing model were as follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Weighted average fair value at date of grant	$12.37	$8.23	$5.19
Expected life (years)	0.25	0.25	0.25
Expected volatility	39.7% - 42.6%	43.6% - 45.2%	43.5% - 46.6%
Risk-free interest rate	0.02% - 0.10%	0.04% - 0.10%	0.05% - 0.15%
Dividend yield	None	None	None

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of ASC Topic 718 as it relates to accounting for certain employee stock purchase plans with a look-back option.  The compensation expense included in store operating, selling and administrative expenses and recognized during each of Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $0.1 million.

Director Deferred Compensation

Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their Board and Board Committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into our common stock are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, Board and Board Committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  A total of 646 and 1,561 stock units were deferred under this plan in Fiscal 2013 and Fiscal 2012, respectively.  No stock units were deferred under this plan in Fiscal 2011.  One director has elected to defer compensation into stock units in calendar 2013.

The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2013 and Fiscal 2012 was $36,000 and $60,000, respectively, before the recognized income tax benefit of $14,000 and $22,000, respectively.  There was no compensation expense related to director deferred compensation included in store operating, selling and administrative expenses during Fiscal 2011.

NOTE 4.   EARNINGS PER SHARE

The computation of basic earnings per share (EPS) is based on the number of weighted average common shares outstanding during the period.  The computation of diluted EPS is based on the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and issuance of restricted stock.  The number of incremental shares is calculated by applying the treasury stock method.  The following table sets forth the computation of basic and diluted earnings per share in thousands:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net income	$72,582	$59,060	$46,400

Weighted average number of common shares outstanding	26,132	26,978	28,426
Dilutive stock options	372	177	264
Dilutive restricted stock units	134	351	343
Weighted average number of common shares outstanding and dilutive shares	26,638	27,506	29,033

Basic earnings per share	$2.78	$2.19	$1.63
Diluted earnings per share	$2.72	$2.15	$1.60

In calculating diluted earnings per share for Fiscal 2013, Fiscal 2012 and Fiscal 2011, there were no options to purchase shares of common stock outstanding as of the end of the period that were excluded in the computations of diluted earnings per share due to their anti-dilutive effect.

We excluded 42,700 nonvested stock awards granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to performance-based annual vesting conditions which had not been achieved by the end of Fiscal 2013.  Assuming the performance criteria had been achieved at target as of February 2, 2013, the incremental dilutive impact would have been 20,541 shares.

NOTE 5.   DEBT

At February 2, 2013, we had two unsecured credit facilities, which are renewable in August and November 2013.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during Fiscal 2013, nor was there any debt outstanding under either of these facilities at February 2, 2013.  At February 2, 2013, a total of $80.0 million was available to us from these facilities.

At January 28, 2012, we had two unsecured credit facilities, which were renewable in August and November 2012.  The August facility allowed for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allowed for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we did not pay commitment fees and were not subject to covenant requirements.  We did not have any borrowings against either of these facilities during Fiscal 2012, nor was there any debt outstanding under either of these facilities at January 28, 2012.

NOTE 6.   LEASES

We have entered into capital leases for certain property and transportation equipment.  At February 2, 2013, the total capital lease obligation was $2.8 million, of which $0.7 million was classified as a short-term liability and included in capital lease obligations and $2.1 million was classified as a long-term liability as obligations under capital leases in our consolidated balance sheet.  At January 28, 2012, the total capital lease obligation was $2.2 million, of which $0.2 million was classified as a short-term liability and included in capital lease obligations and $2.0 million was classified as a long-term liability as obligations under capital leases in our consolidated balance sheet.  The cost basis of total assets under capital leases at February 2, 2013 and January 28, 2012 was $3.2 million and $2.4 million, respectively, with accumulated amortization at February 2, 2013 and January 28, 2012 of $0.5 million and $0.3 million, respectively.  Amortization expense related to assets under capital leases was $0.2 million, $0.3 million and $0.2 million in Fiscal 2013, Fiscal 2012 and Fiscal 2011, respectively.

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

In February 1996, we entered into a sale-leaseback transaction to finance our distribution center and office facilities.  In December 1999, the related operating lease was amended to include the Fiscal 2000 expansion of these facilities.  The amended lease rate is $0.9 million per year and can increase annually with the Consumer Price Index.  This lease will expire in December 2014.   Future minimum lease payments under this non-cancelable lease aggregate approximately $1.9 million.  The transaction is also subject to quarterly financial covenants based on certain ratios.

During Fiscal 2013, we increased our lease commitments by a net of 41 retail stores, each having initial lease termination dates between April 2017 and May 2023 as well as various office and transportation equipment.  At February 2, 2013, the future minimum lease payments under capital leases and the present value of such payments, and the future minimum lease payments under our operating leases, excluding maintenance, insurance and real estate taxes, including the net 41 operating leases added during Fiscal 2013, were as follows (in thousands):

	Capital	Operating	Total
Fiscal 2014	$874	$47,549	$48,423
Fiscal 2015	372	38,902	39,274
Fiscal 2016	375	28,318	28,693
Fiscal 2017	385	20,703	21,088
Fiscal 2018	385	14,160	14,545
Thereafter	1,206	23,272	24,478
Total minimum lease payments	3,597	172,904	176,501
Less amount representing interest	745	-	745
Present value of total minimum lease payments	$2,852	$172,904	$175,756

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Minimum rentals	$40,075	$37,971	$36,294
Contingent rentals	6,331	5,767	5,220
	$46,406	$43,738	$41,514

NOTE 7.   DEFINED CONTRIBUTION BENEFIT PLANS

We maintain the Hibbett Sports, Inc. 401(k) Plan (401(k) Plan) for the benefit of our employees.  The 401(k) Plan covers all employees who have completed one year of service, worked 1,000 hours and who are at least 18 years of age.  Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law.  These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the 401(k) Plan.  The Company's contribution to the 401(k) Plan equals (1) an amount determined at the discretion of the Board of Directors plus (2) a matching contribution equal to a discretionary percentage of up to 6.0% of a participant's compensation.  For Fiscal 2013, Fiscal 2012 and Fiscal 2011, we matched $0.75 for each dollar of compensation deferred by the employees up to 6.0% of compensation.  Contribution expense incurred under the 401(k) Plan for Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $0.8 million, $0.8 million and $0.6 million, respectively.

We maintain the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under our existing 401(k) Plan has been limited because of certain restrictions applicable to qualified plans.  The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation and receive an employer matching contribution equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 4.5% of compensation and subject to Board discretion.  The matching contribution for Fiscal 2014 has been set by the Board to equal no more than $0.75 for each dollar of compensation deferred under both the 401(k) Plan and the Supplemental Plan up to 6.0% of compensation.  Contribution expense incurred under the Supplemental Plan for Fiscal 2013, Fiscal 2012 and Fiscal 2011 was $0.1 million, $0.2 million and $0.1 million, respectively.  The Supplemental Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

We maintain the Hibbett Sports, Inc. Executive Voluntary Deferral Plan (Voluntary Plan) that provides key executives of the Company an opportunity to defer, on a pre-tax basis, up to 50% of their base salary and up to 100% of any bonus earned.  Participants, at election, determine the date payout is to be made with payout options as either a lump-sum payout or installment payments over 2 to 10 years.  The Voluntary Plan is subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA) and was effective February 1, 2010 and is also intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

We maintain a Flexible Spending Account Plan (FSA) that allows employees to set aside pre-tax amounts for out-of-pocket health care and dependent care expenses.  The health care FSA is subject to ERISA, whereas the dependent care FSA is not.  Employees are eligible to participate in the FSA upon meeting eligibility requirements or upon a defined qualifying event, and may enroll annually during an open enrollment period.  Plan amounts are determined annually by the employee in advance and are subject to IRS dollar limitations.  Employee elections, in general, cannot be increased, decreased or discontinued during the election period.  Unused amounts at the end of the plan year are subject to forfeiture and such forfeitures can be used to offset administrative expenses.

NOTE 8.   RELATED‑PARTY TRANSACTIONS

The Company leases one store under a lease arrangement with AL Florence Realty Holdings 2010, LLC, a wholly-owned subsidiary of Books-A-Million, Inc., (BAMM).  One of our Directors, Terrance G. Finley is an executive officer and stockholder of BAMM and another Director, Albert C. Johnson, is a Director and stockholder of BAMM.  Minimum annual lease payments are $0.1 million, if not in co-tenancy and the lease termination date is June 2013.  In Fiscal 2012, there were no minimum annual lease payments.  In Fiscal 2011 minimum lease payments were $0.2 million.  Minimum lease payments remaining under this lease at February 2, 2013 were $0.4 million.

NOTE 9.   INCOME TAXES

A summary of the components of the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Federal:
Current	$39,511	$30,529	$24,924
Deferred	(1,418)	26	(1,136)
	38,093	30,555	23,788
State:
Current	5,355	3,820	3,572
Deferred	(217)	(121)	(318)
	5,138	3,699	3,254
Provision for income taxes	$43,231	$34,254	$27,042

A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before provision for income taxes follows:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
Effect of state income taxes, net of federal benefits	2.76	2.61	2.48
Other, net	(0.43)	(0.90)	(0.66)
	37.33%	36.71%	36.82%

In accordance with ASC Topic 740, Income Taxes, deferred income taxes on the consolidated balance sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes.  The components of the deferred income taxes, net, are as follows (in thousands):

	February 2, 2013		January 28, 2012
	Current	Non-current	Current	Non-current
Deferred rent	$1,406	$4,834	$1,458	$4,664
Inventories	4,439	-	3,994	-
Accruals	2,980	1,672	2,593	1,433
Stock-based compensation	1,308	4,148	989	4,125
Other	17	1	20	2
Total deferred tax assets	10,150	10,655	9,054	10,224

Accumulated depreciation and amortization	-	(6,414)	-	(6,682)
Prepaid expenses	(901)	-	(805)	-
Accruals	(58)	-	(72)	-
State taxes	(423)	(156)	(375)	(126)
Total deferred tax liabilities	(1,382)	(6,570)	(1,252)	(6,808)
Deferred income taxes, net	$8,768	$4,085	$7,802	$3,416

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

A reconciliation of the unrecognized tax benefit under ASC Topic 740 follows (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Unrecognized tax benefits - beginning of year	$2,604	$3,887	$2,351
Gross increases - tax positions in prior period	55	31	264
Gross decreases - tax positions in prior period	(42)	(1,412)	-
Gross increases - tax positions in current period	278	496	2,191
Settlements	-	(230)	-
Lapse of statute of limitations	(187)	(168)	(919)
Unrecognized tax benefits - end of year	$2,708	$2,604	$3,887

We classify interest and penalties recognized on unrecognized tax benefits as income tax expense.  We have accrued interest and penalties in the amount of $0.3 million as of February 2, 2013, January 28, 2012 and January 29, 2011.  During Fiscal 2013, Fiscal 2012 and Fiscal 2011, we recorded $0.1 million in each year for the accrual of interest and penalties in the consolidated statement of operations.

Of the unrecognized tax benefits as of February 2, 2013, January 28, 2012 and January 29, 2011, $1.1 million, $1.1 million and $1.2 million, respectively, if recognized, would affect our effective income tax rate.

NOTE 10.   COMMITMENTS AND CONTINGENCIES

Annual Bonuses and Equity Incentive Awards

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At February 2, 2013 and January 28, 2012, there was $4.3 million and $4.2 million, respectively, of annual bonus-related expense included in accrued expenses.

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

Legal Proceedings and Other Contingencies

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these lawsuits will not have a material effect on our results of operations for the period in which they are resolved.  It is reasonably possible that losses in addition to the amount accrued could be incurred.  However, we cannot predict the outcome of these matters or make an estimate of the possible loss or range of loss based on the information currently available to the Company.  At February 2, 2013 and January 28, 2012, we estimated that the liability related to these matters was approximately $0.3 million and accordingly, we accrued $0.3 million as a current liability in our consolidated balance sheets.

The estimates of our liability for pending and unasserted potential claims do not include litigation costs.  It is our policy to accrue legal fees when it is probable that we will have to defend against known claims or allegations and we can reasonably estimate the amount of the anticipated expense.

From time to time, we enter into certain types of agreements that require us to indemnify parties against third-party claims under certain circumstances.  Generally, these agreements relate to: (a) agreements with vendors and suppliers under which we may provide customary indemnification to our vendors and suppliers in respect to actions they take at our request or otherwise on our behalf; (b) agreements to indemnify vendors against trademark and copyright infringement claims concerning merchandise manufactured specifically for or on behalf of the Company; (c) real estate leases, under which we may agree to indemnify the lessors from claims arising from our use of the property; and (d) agreements with our directors, officers and employees, under which we may agree to indemnify such persons for liabilities arising out of their relationship with us.  We have director and officer liability insurance, which, subject to the policy's conditions, provides coverage for indemnification amounts payable by us with respect to our directors and officers up to specified limits and subject to certain deductibles.

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  With respect to any matter, we could change our belief as to whether a loss is probable or estimable, or its estimate of loss, at any time.

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated financial data for the quarters indicated (dollar amounts in thousands, except per share amounts):

	Fiscal Year Ended February 2, 2013
	First	Second	Third	Fourth
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
Net sales	$232,914	$165,445	$202,934	$217,407
Gross profit	$88,428	$56,525	$75,440	$78,489
Operating income	$42,399	$12,377	$30,300	$30,906
Net income	$26,363	$7,895	$18,965	$19,359

Basic earnings per share	$1.00	$0.30	$0.73	$0.75
Diluted earnings per share	$0.98	$0.30	$0.71	$0.73

	Fiscal Year Ended January 28, 2012
	First	Second	Third	Fourth
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Net sales	$203,656	$153,127	$185,180	$190,681
Gross profit	$75,793	$50,637	$67,819	$68,160
Operating income	$34,141	$9,368	$24,971	$25,052
Net income	$21,337	$5,940	$15,959	$15,824

Basic earnings per share	$0.78	$0.22	$0.60	$0.60
Diluted earnings per share	$0.76	$0.21	$0.59	$0.59

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	February 2, 2013			January 28, 2012
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$-	$-	$-	$-	$-	$-
Long-term investments	1,912	-	-	1,382	-	-
Total investments	$1,912	$-	$-	$1,382	$-	$-

Long-term investments are reported in other assets in our consolidated balance sheets.

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.        Controls and Procedures.

(a)   Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and President (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding the required disclosures.

As of February 2, 2013, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of February 2, 2013.

(b)   Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2013, based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2013.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on the Company's internal control over financial reporting as of February 2, 2013 included in Item 8 herein.

(c)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                           Other Information.

None.

PART III

Item 10.                          Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics (Code) for all Company employees, including our Named Executive Officers as determined for our Proxy Statement for the 2013 Annual Meeting of Stockholders (Proxy Statement) to be held on May 30, 2013.  We have also adopted a set of Corporate Governance Guidelines (Guidelines) and charters for all of our Board Committees, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for Senior Executive and Financial Officers as well as any change or amendments to our Guidelines or committee charters by posting such information on our website.  The Code, Guidelines and charters are posted on our website, www.hibbett.com under "Investor Relations."

The information appearing in the Proxy Statement, relating to the members of the Audit Committee and the Audit Committee financial expert under the caption "Board and Committees of the Board" as well as the information appearing in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is hereby incorporated by reference.

The balance of the information required in this item is incorporated by reference from the sections entitled "Directors and Executive Officers," "The Board of Directors," "Annual Compensation of Executive Officers" and "Related Person Transactions" in the Proxy Statement.

Item 11.                          Executive Compensation.

The information required in this item is incorporated by reference from the section entitled "Annual Compensation of Executive Officers," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

Item 12.                          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in this item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners," "Compensation of Non-Employee Directors," "Annual Compensation of Executive Officers" and "Directors and Executive Officers" in the Proxy Statement.

Equity Compensation Plan Information (1)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	1,011,489	$27.34	1,419,506
Equity compensation plans not approved by security holders	-	-	-
TOTAL	1,011,489	$27.34	1,419,506

(1)	Information presented as of February 2, 2013.
(2)	Includes 378,366 RSUs and 290,950 PSUs that may be awarded if specified targets and/or service periods are met. The weighted average exercise price of outstanding options does not include these awards.
(3)	Includes 85,319 shares remaining under our ESPP and 54,003 shares remaining under our DEP without consideration of shares subject to purchase in the purchasing period ending March 30, 2013.

Item 13.                          Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is incorporated by reference from the section entitled "Related Person Transactions" and "Governance Information" in the Proxy Statement.

Item 14.                 Principal Accounting Fees and Services.

The information required in this item is incorporated by reference from the section entitled "Independent Registered Public Accounting Firm" and "Proposal Number 2 – Ratification of the Appointment by the Audit Committee of the Board of Directors of KPMG LLP as the Company's Independent Registered Public Accounting Firm" in the Proxy Statement.

PART IV

Item 15.                   Exhibits and Consolidated Financial Statement Schedules.

(a)	Documents filed as part of this report:

	1.	Financial Statements.	Page

The following Financial Statements and Supplementary Data of the Registrant and Independent Registered Public Accounting Firm's Report on such Financial Statements are incorporated by reference from the Registrant's 2013 Annual Report to Stockholders, in Part II, Item 8:

		Report of Independent Registered Public Accounting Firm	38
		Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012	39
		Consolidated Statements of Operations for the fiscal year ended February 2, 2013, January 28, 2012 and January 29, 2011	40
		Consolidated Statements of Cash Flows for the fiscal year ended February 2, 2013, January 28, 2012 and January 29, 2011	41
		Consolidated Statements of Stockholders' Investment for the fiscal year ended February 2, 2013, January 28, 2012 and January 29, 2011	42
		Notes to Consolidated Financial Statements	43

2.	Financial Statement Schedules.

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

Number	Description

Certificates of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Company; incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2	Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.

Form of Stock Certificate
4.1	Form of Common Stock Certificate; attached as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on September 26, 2007.

Material Contracts
10.1	Advisory Services Agreement; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
10.2
Hibbett Sports, Inc. Non-Employee Director Equity Plan; incorporated by reference as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.

10.3
Master Note – Regions Bank Line of Credit; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.4
Hibbett Sports, Inc. Non-Employee Director Non-Qualified Option Agreement (Initial Grant, Service Requirement); incorporated by reference as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.5
Hibbett Sports, Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Initial Grant, Service Requirement); incorporated by reference as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.6
Hibbett Sports, Inc. Non-Employee Director Non-Qualified Option Agreement (Annual Grant; Fully Vested); incorporated by reference as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.7
Hibbett Sports, Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Annual Grant; Fully Vested); incorporated by reference as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.8	Amendment No. 5 to Loan Documents; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2012.

10.9
Amended and Restated Agreement of Lease between Hibbett Sporting Goods, Inc. and AL Florence Realty Holdings 2010, LLC, dated October 3, 2011; incorporated by reference as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2012.

10.10	Change in Control Severance Agreement; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008.
10.11
Executive Restricted Stock Unit Award Agreement; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008.

10.12
Amended and Restated 2005 Directors Deferred Compensation Plan; incorporated by reference as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2008.

10.13
Amended and Restated 2006 Executive Cash Bonus Plan; incorporated by reference as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2008.

10.14
Hibbett Sports, Inc. Executive Voluntary Deferral Plan; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009.

10.15
Hibbett Sports, Inc. 2005 Equity Incentive Plan (as amended and restated); incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2011.

10.16
Hibbett Sports, Inc. Amended and Restated 2006 Non-Employee Director Equity Plan; incorporated by reference as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2011.

	Annual Report to Security Holders
13.1	Fiscal 2013 Annual Report to Stockholders.

	Subsidiaries of the Registrant
21
List of Company's Subsidiaries:
1)    Hibbett Sporting Goods, Inc., a Delaware Corporation
2)    Hibbett Team Sales, Inc., an Alabama Corporation
3)    Sports Wholesale, Inc., an Alabama Corporation
4)    Hibbett Capital Management, Inc., a Nevada Corporation
5)    Sports Holdings, Inc., a Nevada Corporation
6)    Gift Card Services, LLC., a Virginia Limited Liability Company
7)    Hibbett.com, Inc., a Nevada Corporation
8)    Hibbett Wholesale, Inc., an Alabama Corporation

	Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)	67

	Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)	68
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)	69
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)	70

Interactive Data Files
101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended February 2, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Audited Consolidated Balance Sheets at February 2, 2013 and January 28, 2012; (ii) the Audited Consolidated Statements of Operations for the fiscal year ended February 2, 2013, January 28, 2012 and January 29, 2011; (iii) the Audited Consolidated Statements of Cash Flows for the fiscal year ended February 2, 2013, January 28, 2012 and January 29, 2011; (vi) the Audited Statements of Stockholders' Investment for the fiscal year ended February 2, 2013, January 28, 2012 and January 29, 2011; (v) the Notes to Audited Consolidated Financial Statements.

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

HIBBETT SPORTS, INC.

Date: April 1, 2013	By:	/s/ Scott J. Bowman
Scott J. Bowman Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffry O. Rosenthal	Chief Executive Officer and President (Principal Executive Officer)	April 1, 2013
Jeffry O. Rosenthal

/s/ Scott J. Bowman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 1, 2013
Scott J. Bowman

/s/ Michael J. Newsome	Executive Chairman of the Board	April 1, 2013
Michael J. Newsome

/s/ Alton E. Yother	Lead Director	April 1, 2013
Alton E. Yother

/s/ Jane F. Aggers	Director	April 1, 2013
Jane F. Aggers

/s/ Anthony F. Crudele	Director	April 1, 2013
Anthony F. Crudele

/s/ Terrance G. Finley	Director	April 1, 2013
Terrance G. Finley
/s/ Albert C. Johnson	Director	April 1, 2013
Albert C. Johnson

/s/ Carl Kirkland	Director	April 1, 2013
Carl Kirkland

/s/ Ralph T. Parks	Director	April 1, 2013
Ralph T. Parks

/s/ Thomas A. Saunders III	Director	April 1, 2013
Thomas A. Saunders III