Form 10-Q
period 2013-05-04
HIBBETT SPORTS INC
filed 2013-06-10
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2013

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of May 31, 2013, were 25,983,175 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	May 4, 2013	February 2, 2013
Current Assets:
Cash and cash equivalents	$103,188	$76,911
Inventories, net	205,495	221,378
Other current assets	24,756	23,325
Total current assets	333,439	321,614

Property and equipment	178,085	170,560
Less accumulated depreciation and amortization	124,180	121,484
Property and equipment, net	53,905	49,076

Other assets, net	6,937	6,641
Total Assets	$394,281	$377,331

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$83,469	$102,021
Accrued payroll expenses	6,773	8,112
Deferred rent	3,643	3,492
Short-term capital lease obligations	704	714
Other accrued expenses	14,237	4,376
Total current liabilities	108,826	118,715

Deferred rent	12,016	12,006
Other liabilities, net	7,321	7,483
Total liabilities	128,163	138,204

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,102,039 and 37,846,321 shares issued at May 4, 2013 and February 2, 2013, respectively	381	378
Paid-in capital	146,641	140,423
Retained earnings	447,808	421,594
Treasury stock, at cost; 12,123,264 and 12,023,834 shares repurchased at May 4, 2013 and February 2, 2013, respectively	(328,712)	(323,268)
Total stockholders' investment	266,118	239,127
Total Liabilities and Stockholders' Investment	$394,281	$377,331

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	$239,993	$232,914
Cost of goods sold, including distribution center and store occupancy costs	149,116	144,486
Gross profit	90,877	88,428

Store operating, selling and administrative expenses	45,113	42,803
Depreciation and amortization	3,325	3,226
Operating income	42,439	42,399

Interest expense, net	45	48
Income before provision for income taxes	42,394	42,351

Provision for income taxes	16,180	15,988
Net income	$26,214	$26,363

Earnings per share:
Basic	$1.01	$1.00
Diluted	$1.00	$0.98

Weighted average shares outstanding:
Basic	25,906	26,349
Diluted	26,328	26,898

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Cash Flows From Operating Activities:
Net income	$26,214	$26,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,325	3,226
Stock-based compensation	2,367	2,616
Other non-cash adjustments to net income	(1,860)	(1,593)
Decrease in inventories, net	15,883	14,194
(Decrease) increase in accounts payable	(18,552)	1,417
Changes in operating assets and liabilities	8,941	8,940
Net cash provided by operating activities	36,318	55,163

Cash Flows From Investing Activities:
Capital expenditures	(8,195)	(2,459)
Other, net	(189)	(217)
Net cash used in investing activities	(8,384)	(2,676)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(1,188)	(13,675)
Payments on capital lease obligations	(67)	(42)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	559	1,833
Other, net	(961)	90
Net cash used in financing activities	(1,657)	(11,794)

Net increase in cash and cash equivalents	26,277	40,693
Cash and cash equivalents, beginning of period	76,911	55,138
Cash and cash equivalents, end of period	$103,188	$95,831

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.            Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (including the condensed consolidated balance sheet as of February 2, 2013, which has been derived from audited financial statements) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  References to "we," "our," "us" and the "Company" refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed on April 1, 2013.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of May 4, 2013 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed on April 1, 2013.

2.            Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of May 4, 2013, there were no new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed on April 1, 2013.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of May 4, 2013 and February 2, 2013 (in thousands):

	May 4, 2013			February 2, 2013
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$-	$-	$-	$-	$-	$-
Long-term investments	2,147	-	-	1,912	-	-
Total investments	$2,147	$-	$-	$1,912	$-	$-

Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.            Debt

At May 4, 2013, we had two unsecured credit facilities, which are renewable in August and November 2013.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during the thirteen weeks ended May 4, 2013, nor was there any debt outstanding under either of these facilities at May 4, 2013.  At May 4, 2013, a total of $80.0 million was available to us from these facilities.

At February 2, 2013, we had the same two unsecured facilities and corresponding terms as listed above.  We did not have any borrowings against either of these facilities during Fiscal 2013, nor was there any debt outstanding under either of these facilities at February 2, 2013.

5.            Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen weeks ended May 4, 2013 and April 28, 2012 were as follows (in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Stock-based compensation expense by type:
Stock options	$309	$708
Restricted stock unit awards, including performance-based	1,986	1,890
Employee stock purchase	42	18
Director deferred compensation	30	-
Total stock-based compensation expense	2,367	2,616

In the thirteen weeks ended May 4, 2013 and April 28, 2012, we granted the following equity awards:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Stock options	17,623	36,666
Restricted stock unit awards	62,625	63,516
Performance-based restricted stock unit awards	36,700	38,100
Deferred stock units	6,897	-

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), a total of 2,312 shares of our common stock were awarded during the thirteen weeks ended May 4, 2013 as part of the annual equity award to directors.  Prior to the adoption of the 2012 Plan, the annual equity award to directors was solely in stock options.  In addition, under our employee stock purchase plan, our employees purchased 3,481 and 3,097 shares of our common stock during the thirteen weeks ended May 4, 2013 and April 28, 2012.

The weighted-average grant date fair value of stock options granted during the thirteen weeks ended May 4, 2013 was $17.52 per share.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $12.04, and the weighted-average price paid by our employees for shares of our common stock was $44.80, during the thirteen weeks ended May 4, 2013.

The weighted-average grant date fair value of stock options granted during the thirteen weeks ended April 28, 2012 was $19.32 per share.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $10.96, and the weighted-average price paid by our employees for shares of our common stock was $38.40, during the thirteen weeks ended April 28, 2012.

At May 4, 2013, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $12.3 million and the weighted-average period over which such awards are expected to be recognized was 2.9 years.  There are no future compensation costs related to nonvested stock options to be recognized at May 4, 2013.

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

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Weighted-average shares used in basic computations	25,906	26,349
Dilutive equity awards	422	549
Weighted-average shares used in diluted computations	26,328	26,898

For the thirteen weeks ended May 4, 2013 and April 28, 2012, no options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of an anti-dilutive effect.  We excluded 79,400 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by May 4, 2013.  Assuming the performance-criteria had been achieved as of May 4, 2013, the incremental dilutive impact would have been 19,902 shares.

7.            Stock Repurchase Program

In November 2012, the Board of Directors (Board) authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through January 29, 2016.  The Program replaced an existing program (Former Program) and authorizes repurchases of our common stock in open market or negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.

Under the Program, we repurchased 99,430 shares of our common stock during the thirteen weeks ended May 4, 2013 at a cost of $5.4 million, including 76,924 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4.3 million.  We repurchased 316,960 shares of our common stock during the thirteen weeks ended April 28, 2012 at a cost of $16.8 million, including 59,495 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $3.1 million.

Under all authorizations, we have repurchased a total of 12.1 million shares of our common stock at an approximate cost of $328.7 million as of May 4, 2013, and had approximately $244.2 million remaining under the Program for stock repurchase.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.

8.            Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At May 4, 2013, the total capital lease obligation was $2.8 million, of which $0.7 million was included in short-term capital lease obligations and $2.1 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At February 2, 2013, the total capital lease obligation was $2.8 million, of which $0.7 million included in short-term capital lease obligations and $2.1 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended May 4, 2013, we opened 9 stores and closed 3 stores increasing our lease commitments by a net of 6 retail stores.  The 9 stores we opened have initial lease termination dates between April 2018 and July 2023.  At May 4, 2013, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital and operating leases, were as follows (in thousands):

	Capital	Operating	Total
Remaining Fiscal 2014	$765	$35,883	$36,648
Fiscal 2015	372	40,439	40,811
Fiscal 2016	375	30,033	30,408
Fiscal 2017	385	22,381	22,766
Fiscal 2018	385	15,597	15,982
Fiscal 2019	385	8,922	9,307
Thereafter	821	18,329	19,150
Total minimum lease payments	3,488	171,584	175,072
Less amount representing interest	703	-	703
Present value of total minimum lease payments	$2,785	$171,584	$174,369

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $1.6 million.  The related operating lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At May 4, 2013 and February 2, 2013, there was $1.1 million and $4.3 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  It is reasonably possible that losses in addition to the amount accrued could be incurred.  However, we cannot predict the outcome of these matters or make an estimate of the possible loss or range of loss based on the information currently available to the Company.  At May 4, 2013 and February 2, 2013, we estimated that the liabilities related to these matters were approximately $0.2 million and $0.3 million, respectively, and accordingly, accrued $0.2 million and $0.3 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

The estimates of our liability for pending and unasserted potential claims do not include litigation costs.  It is our policy to accrue litigation costs when it is probable that we will have to defend against known claims or allegations and we can reasonably estimate the amount of the anticipated expense.

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

At May 4, 2013, it is reasonably possible that our liability for unrecognized tax benefits will decrease in the next 12 months between $0.7 million and $0.8 million as the result of a settlement with a state taxing authority.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2010 or by most state taxing jurisdictions for years prior to Fiscal 2009.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Notice Regarding Forward-Looking Statements

This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan" or "estimate."  For example, our forward-looking statements include statements regarding:

•	our expectations concerning store locations, types and size;
•	store traffic and transaction size;
•	the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our plans relating to our new wholesaling and logistics facility and new corporate headquarters;
•	our ability and plans to renew or increase our revolving credit facilities;
•	our estimates and assumptions as they relate to the preparation of our unaudited condensed consolidated financial statements including our estimates of economic and useful lives of depreciable assets and leases and our anticipated annual effective tax rate based on expected taxable income; and
•	seasonality and the effect of inflation.

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and prospects may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under "Risk Factors," "Business" and "Properties" in our Form 10-K for the fiscal year ended February 2, 2013 filed with the Securities and Exchange Commission on April 1, 2013.  You should also read such information in conjunction with our unaudited condensed financial statements and related notes and "Management Discussion and Analysis of Financial Condition and Results of Operations" in this report.

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

Investor Access to Company Filings

We make available free of charge on our website, www.hibbett.com under the heading "Investor Relations," copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Securities Exchange Act") as well as all Forms 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission on its EDGAR database at www.sec.gov.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, at no charge, by writing to:  Investor Relations, Hibbett Sports, Inc., 451 Industrial Lane, Birmingham, Alabama  35211.

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid‑sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of quality brand name merchandise and a high level of customer service.  As of May 4, 2013, we operated a total of 879 retail stores in 29 states composed of 859 Hibbett Sports stores, 19 Sports Additions athletic shoe stores and 1 Sports & Co. superstore.

The Hibbett Sports store is our primary retail format and growth vehicle and is an approximately 5,000 square foot store located primarily in strip centers which are frequently influenced by a Wal-Mart store.  Approximately 79% of our Hibbett Sports store base is located in strip centers, which include free-standing stores, while approximately 21% of our Hibbett Sports store base is located in enclosed malls.  We expect to continue our store base growth in strip centers versus enclosed malls.

We utilize a merchandise management system that allows us to identify and monitor trends.  However, this system does not produce U.S. GAAP financial information by product category.  Therefore, it is impracticable to provide U.S. GAAP net sales by product category.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statement of operations for fiscal year ended February 1, 2014 will include 52 weeks of operations while the consolidated statement of operations for fiscal year ended February 2, 2013 included 53 weeks of operations.  We became a public company in October 1996 and are currently incorporated under the laws of the State of Delaware as Hibbett Sports, Inc.

Due to the 53rd week in Fiscal 2013, each quarter in Fiscal 2014 starts one week later than the same quarter in Fiscal 2013.  The chart below presents comparable store sales for Fiscal 2013 as originally reported and as adjusted to represent the same 13-week period as the Fiscal 2014 quarters:

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Comparable store sales increase (as originally reported - fiscal basis)	11.1%	4.8%	6.4%	4.9%	6.9%
Comparable store sales increase (as adjusted to reflect calendar shift)	8.6%	12.5%	-0.7%	4.4%	6.0%
Impact of week shift	-2.5%	7.7%	-7.1%	-0.5%	-0.9%

For Fiscal 2014, comparable store sales will be reported on a calendar basis.  For the first quarter, comparable store sales reflect sales for the thirteen weeks ended May 4, 2013 and May 5, 2012.  The fiscal calendar, however, reflects sales for the thirteen weeks ended May 4, 2013 and April 28, 2012.  This shift in the fiscal calendar resulted in the addition of a lower sales week in early May and the elimination of a higher sales week in late January.  The result of this shift had a negative impact of approximately 230 basis points on sales for the thirteen weeks ended May 4, 2013.

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  Our Sports & Co. store is not and has never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 and we do not have plans to open additional superstores in the future.

Executive Summary

Net sales for the thirteen weeks ended May 4, 2013, increased 3.0% to $240.0 million compared with $232.9 million for the thirteen weeks ended April 28, 2012.  Comparable store sales increased 0.8% on a calendar basis (comparable 13-week period).  Sales for the quarter were driven by strong performances in activewear, accessories and footwear.  Licensed sales were weaker due to overall weaker demand and reduced special event sales (NCAA championship product).  Gross profit was negatively  impacted by more sales of discounted winter goods versus spring apparel due to the colder weather.

During the first quarter of Fiscal 2014, we opened 9 new stores, expanded 5 high performing stores and closed 3 underperforming stores, bringing the store base to 879 in 29 states as of May 4, 2013.  We ended the first quarter of Fiscal 2014 with $103.2 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 99,430 shares of our common stock for a total expenditure of $5.4 million under our stock repurchase authorization during the thirteen weeks ended May 4, 2013.

Significant Accounting Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our significant accounting policies and estimates are described more fully in the Annual Report on Form 10-K for the fiscal year ended February 2, 2013, and filed on April 1, 2013.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended May 4, 2013, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Statement of Operations
Net sales increase	3.0%	14.4%
Comparable store sales increase	0.8%[1]	11.1%[2]
Gross profit (as a % to net sales)	37.9%	38.0%
Store operating, selling and administrative expenses (as a % to net sales)	18.8%	18.4%
Depreciation and amortization (as a % to net sales)	1.4%	1.4%
Provision for income taxes (as a % to net sales)	6.7%	6.9%
Net income (as a % to net sales)	10.9%	11.3%

Earnings per diluted share	$1.00	$0.98
Weighted-average dilutive shares (in thousands)	26,328	26,898

Balance Sheet
Ending cash and cash equivalents (in thousands)	$103,188	$76,911
Average inventory per store	$233,782	$216,619

Store Information
Beginning of period	873	832
New stores opened	9	7
Stores closed	(3)	(4)
End of period	879	835

Stores expanded	5	2
Estimated square footage at end of period (in thousands)	5,054	4,773

Share Repurchase Program
Shares purchased	99,430	316,960
Cost (in thousands)	$5,440	$16,802

1)  Represents the increase in comparable store sales from the thirteen weeks ended May 5, 2012 to the thirteen weeks ended May 4, 2013.
2)  As originally reported for the first quarter ended April 28, 2012.  The comparable store sales increase was 8.6% adjusted for the week shift due to the 53rd week in Fiscal 2013.

Thirteen Weeks Ended May 4, 2013 Compared to Thirteen Weeks Ended April 28, 2012

Net sales.  Net sales increased $7.1 million, or 3.0%, to $240.0 million for the thirteen weeks ended May 4, 2013 from $232.9 million for the comparable period in the prior year.  Furthermore:

•	We opened 9 Hibbett Sports stores, expanded 5 high performing stores and closed 3 underperforming stores in the thirteen weeks ended May 4, 2013. New stores and stores not in the comparable store sales calculation increased net sales by $10.4 million, or 4.3% of net sales, during the thirteen weeks.
•	For the thirteen weeks ended May 4, 2013 comparable store sales increased 0.8% on a calendar basis. Comparable store sales on a calendar basis reflect sales for the thirteen weeks ended May 4, 2013 and May 5, 2012. The fiscal calendar reflects sales for the thirteen weeks ended May 4, 2013 and April 28, 2012. Due to the week shift resulting from last year's 53rd week, this resulted in the addition of a lower sales week in early May and the elimination of a higher sales week in late January. The result of this shift had a negative impact of approximately 230 basis points on sales for the thirteen weeks ended May 4, 2013.

During the thirteen weeks ended May 4, 2013, 814 stores were included in comparable store net sales.  Comparable store sales in the quarter were driven by strong performances in activewear, accessories and footwear, although strong prior year sales and colder weather decreased overall performance.  In the period, we experienced an increase in dollars per transaction due to a continuing trend of selling more premium products and an increase in items sold per transaction.  We continue to adjust our assortments to ensure we are relevant to each store's demographic and geographic needs, which continues to drive sales and improve customer satisfaction.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for the distribution center.  Gross profit was $90.9 million, or 37.9% of net sales, in the thirteen weeks ended May 4, 2013, compared with $88.4 million, or 38.0% of net sales, in the same period of the prior fiscal year.

•	Product margin increased as a percentage of net sales due to improved aged inventory, continued improvement in assortments and tight controls over markdowns and promotions.
•	Distribution expense decreased 16 basis points as a percentage of net sales resulting primarily from less contract labor as full-time positions were filled and consulting fees year over year.
•	Store occupancy expense increased 34 basis points as a percentage of net sales mainly due to higher rent as a percent to net sales caused by the week shift in the fiscal calendar and the resulting negative effect on revenue.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $45.1 million, or 18.8% of net sales, for the thirteen weeks ended May 4, 2013, compared to $42.8 million, or 18.4% of net sales, for the comparable period a year ago.  For the first quarter:

•	Total salary expense increased 17 basis points as a percentage of net sales due to lower sales volume.
•	Benefit expenses increased 14 basis points as a percentage of net sales due to an increase in health care claims during the quarter.
•	Insurance expenses increased 8 basis points as a percentage of net sales due to an increase in workers compensation and general liability expense.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales remained constant at 1.4% of net sales in the thirteen weeks ended May 4, 2013 and April 28, 2012.  Depreciation of new stores has been mostly offset by fully depreciated existing stores and lower cost for leasehold improvements.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 38.2% and 37.8% for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.  The increase in rate resulted primarily from an increase in our accrual related to a state tax matter.

Liquidity and Capital Resources

Typically, our capital outlays relate primarily to new store openings, stock repurchases and working capital.  Over the next year, our capital outlays will include the outfitting of our new corporate headquarters and completion of our new wholesaling and logistics facility.  Historically, we have funded our cash outlays through our cash flow from operations and occasionally from borrowings under our revolving credit facilities.  Due to the low interest rates currently available, we are using excess cash on deposit to offset bank fees versus investing such funds in interest-bearing deposits.

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net cash provided by operating activities:	$36,318	$55,163
Net cash used in investing activities:	(8,384)	(2,676)
Net cash used in financing activities:	(1,657)	(11,794)
Net increase in cash and cash equivalents	$26,277	$40,693

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as winter holidays, spring sports and back-to-school.  Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $36.3 million for the thirteen weeks ended May 4, 2013 compared with net cash provided by operating activities of $55.2 million for the thirteen weeks ended April 28, 2012.  Net income and a decrease in inventory were the significant providers of cash. Our inventory balance historically decreases from the end of the fiscal year to the end of the first quarter due to the seasonality of our business.  The most significant uses of cash during the period were the decrease in accounts payable primarily due to the timing of inventory purchases and an increase in other accounts receivable primarily due to an expected refund of an estimated income tax payment related to our annual employee equity award release. Non-cash charges included depreciation and amortization expense and stock-based compensation expense.

Investing Activities.

Net cash used in investing activities in the thirteen weeks ended May 4, 2013 totaled $8.4 million compared with net cash used in investing activities of $2.7 million in the thirteen weeks ended April 28, 2012.  Capital expenditures used $8.2 million and $2.5 million of cash in the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.  Included in capital expenditures for the thirteen weeks ended May 4, 2013 are expenditures of $5.1 million related to our new corporate headquarters building and the building of our new wholesaling and logistics facility.  We use cash to open new stores and remodel, expand or relocate existing stores.  We opened 9 new stores and relocated, expanded or remodeled 5 existing stores during the thirteen weeks ended May 4, 2013 as compared to opening 7 new stores and relocating or expanding 2 existing stores during the thirteen weeks ended April 28, 2012.

For the fiscal year ending February 1, 2014, we estimate the cash outlay for capital expenditures will be approximately $55.6 million, which relates to expenditures for our new wholesaling and logistics facility and corporate headquarters, the opening of new stores, the remodeling of selected existing stores, information system upgrades, and other departmental needs.  Of the total budgeted dollars for capital expenditures for Fiscal 2014, we anticipate that approximately 68% will be related to our new wholesaling and logistics facility and corporate headquarters.  Approximately 17% will be related to the opening of new stores and remodeling and/or relocating of existing stores.  Approximately 10% will be related to information system upgrades with the remaining 5% for other departmental needs.

Financing Activities.

Net cash used in financing activities was $1.7 million in the thirteen weeks ended May 4, 2013 compared to net cash used in financing activities of $11.8 million in the prior year period.  The decrease was primarily due to fewer share repurchases when compared to the same period last year.

At May 4, 2013, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew in August 2013 and November 2013, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of May 4, 2013, we did not have any debt outstanding under either of these facilities.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and plans to remodel our new corporate headquarters and build our new wholesaling and logistics facility, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of May 4, 2013.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

An increase in overall inflation rates may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of net sales if the selling prices of our merchandise do not increase with increased costs.  Based on current economic conditions, we expect that any increase in merchandise costs per unit will be offset by increased retail prices in Fiscal 2014.

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

We also have financial institutions that are committed to provide loans under our revolving credit facilities.  There is a risk that these institutions cannot deliver against these obligations.  For a further discussion of this risk and risks related to our deposits, see "Risk Factors" in our Form 10-K for the fiscal year ended February 2, 2013.

Interest Rate Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the Securities and Exchange Commission on April 1, 2013.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of May 4, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended May 4, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  It is reasonably possible that losses in addition to the amount accrued could be incurred.  However, we cannot predict the outcome of these matters or make an estimate of the possible loss or range of loss based on the information currently available to the Company.  At May 4, 2013 and February 2, 2013, we estimated that the liabilities related to these matters were approximately $0.2 million and $0.3 million, respectively, and accordingly, accrued $0.2 million and $0.3 million, respectively, as current liabilities on our unaudited condensed consolidated balance sheets.

The estimates of our liability for pending and unasserted potential claims do not include litigation costs.  It is our policy to accrue litigation costs when it is probable that we will have to defend against known claims or allegations and we can reasonably estimate the amount of the anticipated expense.

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

We operate in an environment that involves a number of risks and uncertainties which are described in our Form 10-K for the year ended February 2, 2013.  If any of the risks described in our Fiscal 2013 Form 10-K were to actually occur, our business, operating results and financial results could be adversely affected.  There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended February 2, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended May 4, 2013 (1):

Period	Total Number of Shares Purchased (2)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
February 3, 2013 to March 2, 2013	6,000	$51.67	6,000	$245,111
March 3, 2013 to April 6, 2013	79,924	$55.21	79,924	$244,954
April 7, 2013 to May 4, 2013	13,506	$53.10	13,506	$244,237
Total	99,430	$54.71	99,430	$244,237

(1)	In November 2012, the Board authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through January 29, 2016. As of May 4, 2013, we have approximately $244.2 million remaining available under the Program for stock repurchases. See Note 7, "Stock Repurchase Program".

(2)	Includes 76,924 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4.3 million. Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program amount remaining for future stock repurchases.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT SPORTS, INC.

Date: June 10, 2013	By:	/s/ Scott J. Bowman
Scott J. Bowman
Senior Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws
3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.

Form of Stock Certificate
4.1		Form of Stock Certificate; attached as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on September 26, 2007.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101	**
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at May 4, 2013 and February 2, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen weeks ended May 4, 2013 and April 28, 2012; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 4, 2013 and April 28, 2012; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

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