Form 10-Q
period 2013-08-03
HIBBETT SPORTS INC
filed 2013-09-09
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2013

OR

[      ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________________________ to __________________________

COMMISSION FILE NUMBER:                                                                                    000-20969

HIBBETT SPORTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-8159608 (I.R.S. Employer Identification No.)

2700 Milan Court, Birmingham, Alabama  35211
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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of September 6, 2013, were 25,983,175 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	August 3, 2013	February 2, 2013
Current Assets:
Cash and cash equivalents	$80,913	$76,911
Inventories, net	221,221	221,378
Other current assets	32,129	23,325
Total current assets	334,263	321,614

Property and equipment	183,761	170,560
Less accumulated depreciation and amortization	121,298	121,484
Property and equipment, net	62,463	49,076

Other assets, net	6,221	6,641
Total Assets	$402,947	$377,331

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$94,770	$102,021
Accrued payroll expenses	6,373	8,112
Deferred rent	3,698	3,492
Short-term capital lease obligations	692	714
Other accrued expenses	5,215	4,376
Total current liabilities	110,748	118,715

Deferred rent	12,278	12,006
Other liabilities, net	6,535	7,483
Total liabilities	129,561	138,204

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	--	--
Common stock, $.01 par value, 80,000,000 shares authorized, 38,131,049 and 37,846,321 shares issued at August 3, 2013 and February 2, 2013, respectively	381	378
Paid-in capital	149,551	140,423
Retained earnings	458,350	421,594
Treasury stock, at cost; 12,233,625 and 12,023,834 shares repurchased at August 3, 2013 and February 2, 2013, respectively	(334,896)	(323,268)
Total stockholders' investment	273,386	239,127
Total Liabilities and Stockholders' Investment	$402,947	$377,331

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$186,235	$165,445	$426,228	$398,359
Cost of goods sold, including distribution center and store occupancy costs	122,308	108,920	271,424	253,405
Gross profit	63,927	56,525	154,804	144,954

Store operating, selling and administrative expenses	43,642	40,968	88,754	83,772
Depreciation and amortization	3,319	3,180	6,644	6,406
Operating income	16,966	12,377	59,406	54,776

Interest expense, net	42	41	88	89
Income before provision for income taxes	16,924	12,336	59,318	54,687

Provision for income taxes	6,382	4,441	22,562	20,429
Net income	$10,542	$7,895	$36,756	$34,258

Earnings per share:
Basic	$0.41	$0.30	$1.42	$1.30
Diluted	$0.40	$0.30	$1.40	$1.28

Weighted average shares outstanding:
Basic	25,950	26,228	25,929	26,289
Diluted	26,318	26,702	26,323	26,800

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
Cash Flows From Operating Activities:
Net income	$36,756	$34,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,644	6,406
Stock-based compensation	3,329	3,737
Other non-cash adjustments to net income	(2,217)	(2,973)
Decrease (increase) in inventories, net	157	(3,900)
(Decrease) increase in accounts payable	(7,251)	13,052
Changes in operating assets and liabilities	(6,141)	(5,944)
Net cash provided by operating activities	31,277	44,636

Cash Flows From Investing Activities:
Capital expenditures	(20,215)	(7,225)
Other, net	(191)	(212)
Net cash used in investing activities	(20,406)	(7,437)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(7,341)	(23,368)
Payments on capital lease obligations	(135)	(82)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	1,247	2,444
Other, net	(640)	136
Net cash used in financing activities	(6,869)	(20,870)

Net increase in cash and cash equivalents	4,002	16,329
Cash and cash equivalents, beginning of period	76,911	55,138
Cash and cash equivalents, end of period	$80,913	$71,467

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed on April 1, 2013.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of August 3, 2013 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed on April 1, 2013.

2.            Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of August 3, 2013, there were no new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed on April 1, 2013.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of August 3, 2013 and February 2, 2013 (in thousands):

	August 3, 2013			February 2, 2013
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$--	$--	$--	$--	$--	$--
Long-term investments	2,197	--	--	1,912	--	--
Total investments	$2,197	$--	$--	$1,912	$--	$--

Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.            Debt

At August 3, 2013, we had two unsecured credit facilities, which are renewable annually in August and November.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during the thirteen and twenty-six weeks ended August 3, 2013, nor was there any debt outstanding under either of these facilities at August 3, 2013.  At August 3, 2013, a total of $80.0 million was available to us from these facilities.

At February 2, 2013, we had the same two unsecured facilities and corresponding terms as listed above.  We did not have any borrowings against either of these facilities during Fiscal 2013, nor was there any debt outstanding under either of these facilities at February 2, 2013.

Subsequent to August 3, 2013, we renewed our existing August facility of $30.0 million with an interest rate at the higher of the bank's prime rate (as set by the bank), the federal funds rate plus 0.5% or LIBOR.  The renewal was effective August 23, 2013 and will expire on August 22, 2014.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

5.            Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Stock-based compensation expense by type:
Stock options	$14	$33	$323	$742
Restricted stock unit awards, including performance-based	899	1,065	2,885	2,954
Employee stock purchase	17	17	59	35
Director deferred compensation	32	6	62	6
Total stock-based compensation expense	962	1,121	3,329	3,737
Income tax benefit recognized	353	416	1,229	1,393
Stock-based compensation expense, net of income tax	$609	$705	$2,100	$2,344

In the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012, we granted the following equity awards:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Stock options	818	1,576	18,441	38,242
Restricted stock unit awards	--	--	62,625	63,516
Performance-based restricted stock unit awards	--	--	36,700	38,100
Deferred stock units	578	109	7,475	109

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), a total of 2,312 shares of our common stock were awarded during the twenty-six weeks ended August 3, 2013 as part of the annual equity award to directors in the first quarter.  Prior to the adoption of the 2012 Plan, the annual equity award to directors was solely in stock options.  In addition, under our employee stock purchase plan, our employees purchased 1,385 and 4,866 shares of our common stock during the thirteen and twenty-six weeks ended August 3, 2013, respectively and 1,317 and 4,414 shares of our common stock during the thirteen and twenty-six weeks ended July 28, 2012, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen and twenty-six weeks ended August 3, 2013 was $17.40 and $17.52 per share, respectively.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $12.23 and $12.09, respectively, and the weighted-average price paid by our employees for shares of our common stock was $47.18 and $44.80, respectively, during the thirteen and twenty-six weeks ended August 3, 2013.

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

At August 3, 2013, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $11.4 million and the weighted-average period over which such awards are expected to be recognized was 2.8 years.  There are no future compensation costs related to nonvested stock options to be recognized at August 3, 2013.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Weighted-average shares used in basic computations	25,950	26,228	25,929	26,289
Dilutive equity awards	368	474	394	511
Weighted-average shares used in diluted computations	26,318	26,702	26,323	26,800

For the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012, no options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of an anti-dilutive effect.  We excluded 79,400 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by August 3, 2013.  Assuming the performance-criteria had been achieved as of August 3, 2013, the incremental dilutive impact would have been 23,066 shares.

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

Under the Program, we repurchased 110,361 shares of our common stock during the thirteen weeks ended August 3, 2013 at a cost of $6.2 million, including 549 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $31,000.  We repurchased 209,791 shares of our common stock during the twenty-six weeks ended August 3, 2013 at a cost of $11.6 million, including 77,473 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4.3 million.

We repurchased 176,443 shares of our common stock during the thirteen weeks ended July 28, 2012 at a cost of $10.2 million, including 8,891 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.5 million.  For the twenty-six weeks ended July 28, 2012, we repurchased 493,403 shares of our common stock at a cost of $27.0 million, including 68,386 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $3.7 million.

Under all authorizations, we have repurchased a total of 12.2 million shares of our common stock at an approximate cost of $334.9 million as of August 3, 2013, and had approximately $238.1 million remaining under the Program for stock repurchase.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.

8.            Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At August 3, 2013, the total capital lease obligations were $2.7 million, of which $0.7 million was included in short-term capital lease obligations and $2.0 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At February 2, 2013, the total capital lease obligation was $2.8 million, of which $0.7 million was included in short-term capital lease obligations and $2.1 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended August 3, 2013, we opened 17 stores and closed 4 stores increasing our lease commitments by a net of 13 retail stores.  The stores we opened have initial lease termination dates between May 2018 and October 2023.  At August 3, 2013, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital and operating leases, were as follows (in thousands):

	Capital	Operating	Total
Remaining Fiscal 2014	$656	$24,992	$25,648
Fiscal 2015	372	42,556	42,928
Fiscal 2016	375	32,057	32,432
Fiscal 2017	385	24,208	24,593
Fiscal 2018	385	17,187	17,572
Fiscal 2019	385	10,292	10,677
Thereafter	821	20,778	21,599
Total minimum lease payments	3,379	172,070	175,449
Less amount representing interest	662	--	662
Present value of total minimum lease payments	$2,717	$172,070	$174,787

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $1.4 million.  The related operating lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At August 3, 2013 and February 2, 2013, there was $2.1 million and $4.3 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

No material amounts were accrued at August 3, 2013 or February 2, 2013 pertaining to legal proceedings or other contingencies.

9.            Income Taxes

Our effective tax rate is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.  For interim financial reporting, we estimate the annual effective tax rate based on expected taxable income for the full year and record a quarterly income tax provision in accordance with the anticipated annual effective rate and adjust for discrete items.  We update the estimates of the taxable income throughout the year as new information becomes available, including year-to-date financial results.  This process often results in a change to our expected effective tax rate for the year.  When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual effective tax rate.  Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

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

A reconciliation of the unrecognized tax benefit under ASC Topic 740 follows (in thousands):

	August 3, 2013	February 2, 2013
Unrecognized tax benefits - beginning of year	$2,708	$2,604
Gross increases - tax positions in prior period	303	55
Gross decreases - tax positions in prior period	(964)	(42)
Gross increases - tax positions in current period	219	278
Settlements	--	--
Lapse of statute of limitations	(29)	(187)
Unrecognized tax benefits - end of year	$2,237	$2,708

At August 3, 2013, it is reasonably possible that our liability for unrecognized tax benefits will decrease in the next 12 months between $0.7 million and $0.8 million as the result of a settlement with a state taxing authority.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2011 or by most state taxing jurisdictions for years prior to Fiscal 2010.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Notice Regarding Forward-Looking Statements

This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan" or "estimate."  For example, our forward-looking statements include statements regarding:

•	our expectations concerning store locations, types and size;
•	store traffic and transaction size;
•	the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our plans relating to our new wholesaling and logistics facility;
•	our ability and plans to renew or increase our revolving credit facilities;
•	our estimates and assumptions as they relate to the preparation of our unaudited condensed consolidated financial statements including our estimates of economic and useful lives of depreciable assets and leases and our anticipated annual effective tax rate based on expected taxable income; and
•	seasonality and the effect of inflation.

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

Investor Access to Company Filings

We make available free of charge on our website, www.hibbett.com under the heading "Investor Relations," copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Securities Exchange Act) as well as all Forms 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission on its EDGAR database at www.sec.gov.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, at no charge, by writing to:  Investor Relations, Hibbett Sports, Inc., 2700 Milan Court, Birmingham, Alabama  35211.

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid‑sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of quality brand name merchandise and a high level of customer service.  As of August 3, 2013, we operated a total of 892 retail stores in 31 states composed of 872 Hibbett Sports stores, 19 Sports Additions athletic shoe stores and 1 Sports & Co. superstore.

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

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statement of operations for fiscal year ending February 1, 2014 will include 52 weeks of operations while the consolidated statement of operations for fiscal year ended February 2, 2013 included 53 weeks of operations.  We became a public company in October 1996 and are currently incorporated under the laws of the State of Delaware as Hibbett Sports, Inc.

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

For Fiscal 2014, comparable store sales will be reported on a calendar basis.  For the second quarter, comparable store sales reflect sales for the thirteen weeks ended August 3, 2013 and August 4, 2012.  The fiscal calendar, however, reflects sales for the thirteen weeks ended August 3, 2013 and July 28, 2012.  This shift in the fiscal calendar resulted in the addition of a higher sales week in early August and the elimination of a lower sales week in early May.  The result of this shift had a positive impact of approximately 745 basis points and 177 basis points on sales for the thirteen and twenty-six weeks ended August 3, 2013, respectively, compared to last year's fiscal periods.

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  During the thirteen and twenty-six weeks ended August 3, 2013, 818 and 810 stores, respectively, were included in comparable store net sales.  Our Sports & Co. store is not and has never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 and we do not have plans to open additional superstores in the future.

Executive Summary

Net sales for the thirteen weeks ended August 3, 2013, increased 12.6% to $186.2 million compared with $165.4 million for the thirteen weeks ended July 28, 2012.  The net sales increase was driven by new stores, comparable store sales and additional revenue related to the week shift.  Comparable store sales increased 0.3% on a calendar basis (comparable 13-week period), driven by strong performances in activewear and footwear, offset by weaker performances in licensed products, cleats and equipment.  Gross profit was positively impacted by approximately $12.0 million in additional revenue resulting from the week shift, which reduced store occupancy and distribution expenses as a percentage of sales.  This was partially offset by lower product margins due to increased clearance and promotional activity.

Net sales for the twenty-six weeks ended August 3, 2013, increased 7.0% to $426.2 million compared with $398.4 million for the twenty-six weeks ended July 28, 2012.  Comparable store sales increased 0.6% on a calendar basis (comparable 26-week period).  Net sales year-to-date were driven by strong performances in activewear and footwear offset by weak performances in cleats, equipment and licensed apparel.  Gross profit has been negatively impacted by increased clearance and promotional activity.

During the second quarter of Fiscal 2014, we opened 17 new stores, expanded 3 high performing stores and closed 4 underperforming stores, bringing the store base to 892 in 31 states as of August 3, 2013.  We ended the second quarter of Fiscal 2014 with $80.9 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 110,361 shares of our common stock for a total expenditure of $6.2 million under our stock repurchase authorization during the thirteen weeks ended August 3, 2013.

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

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended August 3, 2013, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Statement of Operations
Net sales increase	12.6%	8.0%	7.0%	11.7%
Comparable store sales increase	0.3%[1]	4.8%[2]	0.6%[1]	8.4%[2]
Gross profit (as a % to net sales)	34.3%	34.2%	36.3%	36.4%
Store operating, selling and administrative expenses (as a % to net sales)	23.4%	24.8%	20.8%	21.0%
Depreciation and amortization (as a % to net sales)	1.8%	1.9%	1.6%	1.6%
Provision for income taxes (as a % to net sales)	3.4%	2.7%	5.3%	5.1%
Net income (as a % to net sales)	5.7%	4.8%	8.6%	8.6%

Earnings per diluted share	$0.40	$0.30	$1.40	$1.28
Weighted-average dilutive shares (in thousands)	26,318	26,702	26,323	26,800

Balance Sheet
Ending cash and cash equivalents (in thousands)	$80,913	$76,911
Average inventory per store	$248,006	$237,719

Store Information
Beginning of period	879	835	873	832
New stores opened	17	7	26	14
Stores closed	(4)	(5)	(7)	(9)
End of period	892	837	892	837

Stores expanded	3	3	8	5
Estimated square footage at end of period (in thousands)	5,129	4,788

Share Repurchase Program
Shares purchased	110,361	176,443	209,791	493,403
Cost (in thousands)	$6,188	$10,219	$11,628	$27,021

1)  Represents the increase in comparable store sales from the thirteen weeks ended August 4, 2012 to the thirteen weeks ended August 3, 2013.
2)  As originally reported for the second quarter ended July 28, 2012.

Thirteen Weeks Ended August 3, 2013 Compared to Thirteen Weeks Ended July 28, 2012

Net sales.  Net sales increased $20.8 million, or 12.6%, to $186.2 million for the thirteen weeks ended August 3, 2013 from $165.4 million for the comparable period in the prior year.  Furthermore:

•	We opened 17 Hibbett Sports stores, expanded 3 high performing stores and closed 4 underperforming stores in the thirteen weeks ended August 3, 2013. New stores and stores not in the comparable store sales calculation increased net sales by $8.3 million during the thirteen weeks ended August 3, 2013.
•	For the thirteen weeks ended August 3, 2013 comparable store sales increased 0.3% on a calendar basis, driven by activewear and footwear, offset by weaker performance in licensed products, cleats and equipment.
•	Activewear was driven by branded apparel, while footwear was driven by basketball and men's running. Licensed sales were weaker due to weakness in headwear, NBA special event sales (NBA finals) and NFL apparel. Cleats and equipment experienced weaker performance driven by baseball and football cleats, uniforms and bats.

•	During the period, we experienced an increase in dollars per sales transaction due to a continuing trend of selling more premium products and an increase in items sold per transaction. We continue to adjust our assortments to ensure they are relevant to each store's demographic and geographic needs, which continues to drive sales and improve customer satisfaction.

Gross profit.  Cost of goods sold includes the cost of inventory, store occupancy costs and distribution expenses.  Gross profit was $63.9 million, or 34.3% of net sales, in the thirteen weeks ended August 3, 2013, compared with $56.5 million, or 34.2% of net sales, in the same period of the prior fiscal year.

•	Product margin decreased 53 basis points as a percentage of net sales primarily due to increased clearance and promotional activity.
•	Distribution expenses decreased 25 basis points as a percentage of net sales mainly due to the additional sales volume related to the week shift in the fiscal calendar.
•	Store occupancy expense decreased 44 basis points as a percentage of net sales mainly due to the additional sales volume due to the week shift in the fiscal calendar.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $43.6 million, or 23.4% of net sales, for the thirteen weeks ended August 3, 2013, compared to $41.0 million, or 24.8% of net sales, for the comparable period a year ago.  For the second quarter:

•	Salaries and benefits decreased 105 basis points as a percentage of net sales mainly due to the additional sales volume due to the week shift in the fiscal calendar.
•	Stock-based compensation expense decreased 17 basis points as a percentage of net sales primarily due to a reduction in the accrual for performance-based awards.
•	Professional fees decreased 13 basis points as a percentage of net sales due to lower consulting fees compared to last year relating to the strategic planning for our new wholesaling and logistics operations.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales decreased 14 basis points as a percentage of net sales from 1.9% in the thirteen weeks ended July 28, 2012 to 1.8% of net sales in the thirteen weeks ended August 3, 2013.  Depreciation of new stores has been mostly offset by fully depreciated leasehold improvements on existing stores and lower cost for leasehold improvements on new stores.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.7% and 36.0% for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively.  The increase in rate resulted from a favorable adjustment in the thirteen weeks ended July 28, 2012 related to the filing of the January 28, 2012 federal and state income tax returns.

Twenty-Six Weeks Ended August 3, 2013 Compared to Twenty-Six Weeks Ended July 28, 2012

Net sales.  Net sales increased $27.9 million, or 7.0%, to $426.2 million for the twenty-six weeks ended August 3, 2013 from $398.4 million for the comparable period in the prior year.  Furthermore:

•	We opened 26 Hibbett Sports stores, expanded 8 high performing stores and closed 7 underperforming stores in the twenty-six weeks ended August 3, 2013. New stores and stores not in the comparable store net sales calculation increased net sales by $18.8 million during the twenty-six weeks.
•	For the twenty-six weeks ended August 3, 2013 comparable store sales increased 0.6% on a calendar basis. The increase in comparable store sales was driven by strong performances in activewear and footwear.
•	We continue to experience an increase in dollars per transaction due to increased selling of premium products and an increase in items per transaction. This was partially offset by a reduction in the number of transactions. We strive to adjust our assortments according to current trends and local needs identified by our merchandising and operations team members, while providing a high level of customer service and in-stock position to enhance the customer experience.

Gross profit.  Cost of goods sold includes the cost of inventory, store occupancy costs and distribution expenses.  Gross profit was $154.8 million, or 36.3% of net sales, in the twenty-six weeks ended August 3, 2013, compared with $145.0 million, or 36.4% of net sales, in the same period of the prior fiscal year.

•	Product margin decreased 20 basis points as a percentage of net sales due to increased clearance and promotional activity.
•	Distribution expenses as a percentage of net sales decreased 19 basis points resulting primarily from decreased labor costs and decreased consulting fees.
•	Store occupancy expense as a percentage of net sales increased 5 basis points primarily due to increased rent costs.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $88.8 million, or 20.8% of net sales, for the twenty-six weeks ended August 3, 2013, compared to $83.8 million, or 21.0% of net sales, for the comparable period a year ago.  We closely monitor and carefully manage these costs.  For the twenty-six week period:

•	Stock-based compensation decreased 18 basis points as a percentage of net sales due to a reduction in the accrual for performance-based awards.
•	Professional fees decreased 6 basis points as percentage of net sales due to a reduction in consulting fees compared to last year relating to the strategic planning for our new wholesaling and logistics operations.
•	Salaries and benefits decreased 3 basis points as a percentage of net sales mainly due to the additional sales volume related to the week shift in the fiscal calendar.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.6% in the twenty-six weeks ended August 3, 2013 and July 28, 2012.

Provision for income taxes.  The combined federal, state and local effective income tax rates as a percentage of pre-tax income was 38.0% and 37.4% for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.  The increase in rate resulted primarily from a favorable adjustment in the thirteen weeks ended July 28, 2012 related to the filing of the January 28, 2012 federal and state income tax returns.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
Net cash provided by operating activities:	$31,277	$44,636
Net cash used in investing activities:	(20,406)	(7,437)
Net cash used in financing activities:	(6,869)	(20,870)
Net increase in cash and cash equivalents	$4,002	$16,329

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as winter holidays, spring sports and back-to-school.  Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $31.3 million for the twenty-six weeks ended August 3, 2013 compared with net cash provided by operating activities of $44.6 million for the twenty-six weeks ended July 28, 2012.  Net income was the significant provider of cash, offset partially by a decrease in accounts payable, primarily due to the timing of inventory purchases and a decrease in accrued income taxes.  Non-cash charges included depreciation and amortization expense and stock-based compensation expense.

Investing Activities.

Net cash used in investing activities in the twenty-six weeks ended August 3, 2013 totaled $20.4 million compared with net cash used in investing activities of $7.4 million in the twenty-six weeks ended July 28, 2012.  Capital expenditures used $20.2 million of cash in the twenty-six weeks ended August 3, 2013 versus $7.2 million of cash in the twenty-six weeks ended July 28, 2012.  Included in capital expenditures for the twenty-six weeks ended August 3, 2013 were expenditures of $14.4 million related to our new corporate headquarters and the construction of our new wholesaling and logistics facility.  We also use cash to open new stores and remodel, expand or relocate existing stores.  We opened 26 new stores and relocated, expanded or remodeled 10 existing stores during the twenty-six weeks ended August 3, 2013 as compared to opening 14 new stores and remodeling, relocating or expanding 10 existing stores during the twenty-six weeks ended July 28, 2012.

For the fiscal year ending February 1, 2014, we estimate the cash outlay for capital expenditures will be approximately $55.6 million, which relates to expenditures for our new wholesaling and logistics facility and corporate headquarters, the opening of new stores, the remodeling and relocation of selected existing stores, information system upgrades, and other departmental needs.  Of the total budgeted dollars for capital expenditures for Fiscal 2014, we anticipate that approximately 68% will be related to our new corporate headquarters (placed in service in the second quarter of Fiscal 2014) and our new wholesaling and logistics facility.  Approximately 17% will be related to the opening of new stores and remodeling and/or relocating of existing stores.  Approximately 10% will be related to information system upgrades with the remaining 5% for other departmental needs.

Financing Activities.

Net cash used in financing activities was $6.9 million in the twenty-six weeks ended August 3, 2013 compared to net cash used in financing activities of $20.9 million in the prior year period.  The decrease was primarily due to fewer share repurchases when compared to the same period last year.

At August 3, 2013, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew annually in August and November, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  Subsequent to August 3, 2013, we renewed our existing August facility of $30.0 million with an interest rate at the higher of the bank's prime rate (as set by the bank), the federal funds rate plus 0.5% or LIBOR.  The renewal was effective August 23, 2013 and will expire on August 22, 2014.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew the November facility when it expires and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  We had no debt outstanding under either of these facilities as of August 3, 2013.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and plans to construct our new wholesaling and logistics facility, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of August 3, 2013.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of August 3, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended August 3, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  It is reasonably possible that losses in addition to the amount accrued could be incurred.  However, we cannot predict the outcome of these matters or make an estimate of the possible loss or range of loss based on the information currently available to the Company.  No material amounts were accrued at August 3, 2013 or February 2, 2013.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended August 3, 2013 (1):

Period	Total Number of Shares Purchased (2)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
May 5, 2013 to June 1, 2013	6,149	$56.52	6,149	$243,921
June 2, 2013 to July 6, 2013	71,712	$56.23	71,712	$239,888
July 7, 2013 to August 3, 2013	32,500	$55.65	32,500	$238,080
Total	110,361		110,361	$238,080

(1)	In November 2012, the Board authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through January 29, 2016. As of August 3, 2013, we have approximately $238.1 million remaining available under the Program for stock repurchases. See Note 7, "Stock Repurchase Program".

(2)	Includes 549 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $31,000. Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program amount remaining for future stock repurchases.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT SPORTS, INC.

Date: September 9, 2013	By:	/s/ Scott J. Bowman
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

10.1
Master Note – Regions Bank Line of Credit; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2013.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101	**
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at August 3, 2013 and February 2, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

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