Form 10-Q
period 2013-11-02
HIBBETT SPORTS INC
filed 2013-12-10
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2013

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of December 5, 2013, were 25,814,449 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	November 2, 2013	February 2, 2013
Current Assets:
Cash and cash equivalents	$69,937	$76,911
Inventories, net	230,172	221,378
Other current assets	28,519	23,325
Total current assets	328,628	321,614

Property and equipment	205,187	170,560
Less accumulated depreciation and amortization	124,018	121,484
Property and equipment, net	81,169	49,076

Other assets, net	6,430	6,641
Total Assets	$416,227	$377,331

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$93,164	$102,021
Accrued payroll expenses	9,843	8,112
Deferred rent	3,802	3,492
Short-term capital lease obligations	682	714
Other accrued expenses	4,706	4,376
Total current liabilities	112,197	118,715

Deferred rent	12,695	12,006
Other liabilities, net	6,040	7,483
Total liabilities	130,932	138,204

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,143,024 and 37,846,321 shares issued at November 2, 2013 and February 2, 2013, respectively	381	378
Paid-in capital	151,352	140,423
Retained earnings	475,600	421,594
Treasury stock, at cost; 12,368,031 and 12,023,834 shares repurchased at November 2, 2013 and February 2, 2013, respectively	(342,038)	(323,268)
Total stockholders' investment	285,295	239,127
Total Liabilities and Stockholders' Investment	$416,227	$377,331

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$207,971	$202,934	$634,198	$601,293
Cost of goods sold, including distribution center and store occupancy costs	131,483	127,494	402,907	380,900
Gross profit	76,488	75,440	231,291	220,393

Store operating, selling and administrative expenses	45,496	41,933	134,251	125,705
Depreciation and amortization	3,549	3,207	10,193	9,613
Operating income	27,443	30,300	86,847	85,075

Interest expense, net	55	39	142	127
Income before provision for income taxes	27,388	30,261	86,705	84,948

Provision for income taxes	10,138	11,296	32,700	31,725
Net income	$17,250	$18,965	$54,005	$53,223

Earnings per share:
Basic	$0.67	$0.73	$2.09	$2.03
Diluted	$0.66	$0.71	$2.05	$1.99

Weighted average shares outstanding:
Basic	25,823	26,125	25,893	26,234
Diluted	26,282	26,613	26,309	26,738

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Cash Flows From Operating Activities:
Net income	$54,005	$53,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,193	9,613
Stock-based compensation	4,727	4,824
Other non-cash adjustments to net income	(3,575)	(4,617)
Increase in inventories, net	(8,794)	(12,212)
(Decrease) increase in accounts payable	(8,857)	15,148
Changes in other operating assets and liabilities	1,835	2,250
Net cash provided by operating activities	49,534	68,229

Cash Flows From Investing Activities:
Capital expenditures	(42,504)	(15,112)
Other, net	(327)	(343)
Net cash used in investing activities	(42,831)	(15,455)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(14,483)	(35,190)
Payments on capital lease obligations	(204)	(123)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	1,502	2,547
Other, net	(492)	142
Net cash used in financing activities	(13,677)	(32,624)

Net (decrease) increase in cash and cash equivalents	(6,974)	20,150
Cash and cash equivalents, beginning of period	76,911	55,138
Cash and cash equivalents, end of period	$69,937	$75,288

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed on April 1, 2013.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of November 2, 2013 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed on April 1, 2013.

2.            Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of November 2, 2013, there were no new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed on April 1, 2013.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of November 2, 2013 and February 2, 2013 (in thousands):

	November 2, 2013			February 2, 2013
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$486	$-	$-	$-	$-	$-
Long-term investments	1,902	-	-	1,912	-	-
Total investments	$2,388	$-	$-	$1,912	$-	$-

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.            Debt

At November 2, 2013, we had two unsecured credit facilities, which are renewable annually in August and November.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during the thirteen and thirty-nine weeks ended ended November 2, 2013, nor was there any debt outstanding under either of these facilities at November 2, 2013.  At November 2, 2013, a total of $80.0 million was available to us from these facilities.

At February 2, 2013, we had the same two unsecured facilities and corresponding terms as listed above.  We did not have any borrowings against either of these facilities during Fiscal 2013, nor was there any debt outstanding under either of these facilities at February 2, 2013.

Subsequent to November 2, 2013, we renewed our existing November facility of $50.0 million with an interest rate of prime plus 2%. The renewal was effective November 15, 2013 and will expire on November 18, 2014. The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

5.            Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Stock-based compensation expense by type:
Stock options	$17	$32	$340	$774
Restricted stock unit awards, including performance-based	1,321	1,024	4,207	3,978
Employee stock purchases	26	16	84	51
Director deferred compensation	34	15	96	21
Total stock-based compensation expense	1,398	1,087	4,727	4,824
Income tax benefit recognized	516	403	1,745	1,797
Stock-based compensation expense, net of income tax	$882	$684	$2,982	$3,027

In the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012, we granted the following equity awards:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Stock options	810	1,530	19,251	39,772
Restricted stock unit awards	-	2,801	62,625	66,317
Performance-based restricted stock unit awards	-	-	36,700	38,100
Deferred stock units	601	252	8,076	361

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), a total of 2,312 shares of our common stock were awarded during the thirty-nine weeks ended November 2, 2013 as part of the annual equity award to directors in the first quarter. Prior to the adoption of the 2012 Plan, the annual equity award to directors was solely in stock options.  In addition, under our employee stock purchase plan, our employees purchased 1,994 and 6,860 shares of our common stock during the thirteen and thirty-nine weeks ended November 2, 2013, respectively and 1,769 and 6,183 shares of our common stock during the thirteen and thirty-nine weeks ended October 27, 2012, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended November 2, 2013 was $21.51 and $17.68 per share, respectively.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $12.94 and $12.34, respectively, and the weighted-average price paid by our employees for shares of our common stock was $47.40 and $46.03, respectively, during the thirteen and thirty-nine weeks ended November 2, 2013.

The weighted-average grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended October 27, 2012 was $20.72 and $19.45 per share, respectively. The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $14.51 and $12.28, respectively, and the weighted-average price paid by our employees for shares of our common stock was $49.05 and $43.15, respectively, during the thirteen and thirty-nine weeks ended October 27, 2012.

At November 2, 2013, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $10.1 million and the weighted-average period over which such awards are expected to be recognized was 2.4 years.  There are no future compensation costs related to nonvested stock options to be recognized at November 2, 2013.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Weighted-average shares used in basic computations	25,823	26,125	25,893	26,234
Dilutive equity awards	459	488	416	504
Weighted-average shares used in diluted computations	26,282	26,613	26,309	26,738

For the thirteen and thirty-nine weeks ended November 2, 2013, 3,106 options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.  For the thirteen and thirty-nine weeks ended October 27, 2012, no options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We excluded 79,400 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by November 2, 2013.  Assuming the performance-criteria had been achieved as of November 2, 2013, the incremental dilutive impact would have been 30,193 shares.

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

Under the Program, we repurchased 134,406 shares of our common stock during the thirteen weeks ended November 2, 2013 at a cost of $7.1 million.  We repurchased 344,197 shares of our common stock during the thirty-nine weeks ended November 2, 2013 at a cost of $18.8 million, including 77,473 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4.3 million.

We repurchased 206,729 shares of our common stock during the thirteen weeks ended October 27, 2012 at a cost of $11.8 million. For the thirty-nine weeks ended October 27, 2012, we repurchased 700,132 shares of our common stock at a cost of $38.9 million, including 68,386 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $3.7 million.

Under all authorizations, we have repurchased a total of 12.4 million shares of our common stock at an approximate cost of $342.0 million as of November 2, 2013, and had approximately $230.9 million remaining under the Program for stock repurchase.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.

8.            Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At November 2, 2013, the total capital lease obligations were $2.6 million, of which $0.7 million was included in short-term capital lease obligations and $1.9 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At February 2, 2013, the total capital lease obligation was $2.8 million, of which $0.7 million was included in short-term capital lease obligations and $2.1 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended November 2, 2013, we opened 16 stores and closed 4 stores increasing our lease commitments by a net of 12 retail stores. The stores we opened have initial lease termination dates between August 2018 and April 2024.  At November 2, 2013, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital and operating leases, were as follows (in thousands):

	Capital	Operating	Total
Remaining Fiscal 2014	$547	$11,147	$11,694
Fiscal 2015	372	44,457	44,829
Fiscal 2016	375	34,417	34,792
Fiscal 2017	385	27,040	27,425
Fiscal 2018	385	20,131	20,516
Fiscal 2019	385	13,263	13,648
Thereafter	821	24,612	25,433
Total minimum lease payments	3,270	175,067	178,337
Less amount representing interest	622	-	622
Present value of total minimum lease payments	$2,648	$175,067	$177,715

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $1.2 million.  The related operating lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At November 2, 2013 and February 2, 2013, there was $2.9 million and $4.3 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

No material amounts were accrued at November 2, 2013 or February 2, 2013 pertaining to legal proceedings or other contingencies.

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

A reconciliation of the unrecognized tax benefit under ASC Topic 740 follows (in thousands):

	November 2, 2013	February 2, 2013
Unrecognized tax benefits - beginning of year	$2,708	$2,604
Gross increases - tax positions in prior period	242	55
Gross decreases - tax positions in prior period	(964)	(42)
Gross increases - tax positions in current period	282	278
Settlements	(572)	-
Lapse of statute of limitations	(210)	(187)
Unrecognized tax benefits - end of year	$1,486	$2,708

At November 2, 2013, it is reasonably possible that our liability for unrecognized tax benefits will decrease in the next 12 months between $0.6 million and $0.7 million resulting from a settlement with a state taxing authority.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2011 or by most state taxing jurisdictions for years prior to Fiscal 2010.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Notice Regarding Forward-Looking Statements

This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan" or "estimate."  For example, our forward-looking statements would include:

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

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  We believe Hibbett Sports stores are typically the primary sporting goods retailers in their markets due to the extensive selection of quality brand name merchandise and a high level of customer service.  As of November 2, 2013, we operated a total of 904 retail stores in 31 states composed of 885 Hibbett Sports stores, 18 Sports Additions athletic shoe stores and 1 Sports & Co. superstore.

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

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  During the thirteen and thirty-nine weeks ended November 2, 2013, 821 and 806 stores, respectively, were included in comparable store net sales.  Our Sports & Co. store is not and has never been included in the comparable store net sales comparison because we have not opened a superstore since September 1996 and we do not have plans to open additional superstores in the future.

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

For the third quarter, comparable store sales on a calendar basis reflect sales for the thirteen weeks ended November 2, 2013 and November 3, 2012.  Total revenue for according to the fiscal calendar, however, reflects sales for the thirteen weeks ended November 2, 2013 and October 27, 2012.  For the thirteen weeks ended November 2, 2013, the shift in the fiscal calendar resulted in the addition of a lower sales week in early November and the elimination of a higher sales week in early August.  The result of this shift had a negative impact on sales of approximately $14.0 million (7.1%).  For the thirty-nine weeks ended November 2, 2013, the shift in the fiscal calendar resulted in the addition of a lower sales week in early November and the elimination of a higher sales week in early February.  The result of this shift had a negative impact on sales of approximately $7.0 million (1.1%) for the thirty-nine weeks ended November 2, 2013.

Executive Summary

Net sales for the thirteen weeks ended November 2, 2013, increased 2.5% to $208.0 million compared with $202.9 million for the thirteen weeks ended October 27, 2012.  The net sales increase was driven by new stores and comparable store sales, partially offset by lower revenue related to the week shift in the fiscal calendar mentioned above.  Comparable store sales increased 4.8% on a calendar basis (comparable 13-week period), driven by strong performances in activewear, footwear, and accessories, offset by weaker performances in licensed products and cleats.  Gross profit was negatively impacted by approximately $14.3 million in lower revenue resulting from the week shift, which increased store occupancy and distribution expenses as a percentage of net sales.  In addition, product margins were down slightly due to promotional activity related to the management of inventory levels.

Net sales for the thirty-nine weeks ended November 2, 2013, increased 5.5% to $634.2 million compared with $601.3 million for the thirty-nine weeks ended October 27, 2012.  Comparable store sales increased 1.8% on a calendar basis (comparable thirty-nine week period).  Net sales year-to-date were driven by strong performances in activewear, footwear, and accessories, offset by weaker performances in licensed products, cleats, and equipment.  Gross profit was negatively impacted by decreased product margin due to promotional activity related to the management of inventory levels.

During the third quarter of Fiscal 2014, we opened 16 new stores, expanded 4 high performing stores and closed 4 underperforming stores, bringing the store base to 904 in 31 states as of November 2, 2013.  We ended the third quarter of Fiscal 2014 with $69.9 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 134,406 shares of our common stock for a total expenditure of $7.1 million under our stock repurchase authorization during the thirteen weeks ended November 2, 2013.

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

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended November 2, 2013, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Statements of Operations
Net sales increase	2.5%	9.6%	5.5%	11.0%
Comparable store sales increase	4.8%[1]	6.4%[2]	1.8%[1]	7.7%[2]
Gross profit (as a % to net sales)	36.8%	37.2%	36.5%	36.7%
Store operating, selling and administrative expenses (as a % to net sales)	21.9%	20.7%	21.2%	20.9%
Depreciation and amortization (as a % to net sales)	1.7%	1.6%	1.6%	1.6%
Provision for income taxes (as a % to net sales)	4.9%	5.6%	5.2%	5.3%
Net income (as a % to net sales)	8.3%	9.4%	8.5%	8.9%

Earnings per diluted share	$0.66	$0.71	$2.05	$1.99
Weighted-average dilutive shares (in thousands)	26,282	26,613	26,309	26,738

Balance Sheets
Ending cash and cash equivalents (in thousands)	$69,937	$75,288
Average inventory per store	$254,615	$244,437

Store Information
Beginning of period	892	837	873	832
New stores opened	16	13	42	27
Stores closed	(4)	(2)	(11)	(11)
End of period	904	848	904	848

Stores expanded	4	4	12	10
Estimated square footage at end of period (in thousands)	5,216	4,860

Share Repurchase Program
Shares purchased	134,406	206,729	344,197	700,132
Cost (in thousands)	$7,142	$11,822	$18,771	$38,843

1)  Represents the increase in comparable store sales for the thirteen weeks ended November 3, 2012 and  November 2, 2013.
2)  As originally reported for the period ended October 27, 2012.

Thirteen Weeks Ended November 2, 2013 Compared to Thirteen Weeks Ended October 27, 2012

Net sales.  Net sales increased $5.0 million, or 2.5%, to $208.0 million for the thirteen weeks ended November 2, 2013 from $202.9 million for the comparable period in the prior year.  Furthermore:

•	We opened 16 Hibbett Sports stores, expanded 4 high performing stores and closed 4 underperforming stores.
•	Comparable store sales increased 4.8% on a calendar basis, driven by activewear, footwear, and accessories, offset by weaker performance in licensed products and cleats.
•	Activewear was driven by branded apparel, while footwear was driven by basketball, men's lifestyle, and men's running. The accessories business was particularly strong for back-to-school. Licensed products were weaker mainly due to weakness in headwear. Cleats experienced weaker performance driven by men's soccer.

•	During the period, we experienced an increase in sales of premium product resulting in higher dollars per transaction. The number of transactions increased marginally and was strongest during our back- to-school season. This increase was driven by strong inventory levels, improved market level assortments and excellent customer service.

Gross profit.  Cost of goods sold includes the cost of inventory, store occupancy costs and distribution expenses.  Gross profit was $76.5 million, or 36.8% of net sales, in the thirteen weeks ended November 2, 2013, compared with $75.4 million, or 37.2% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Product margin decreased 7 basis points as a percentage of net sales primarily due to promotional activity related to the management of inventory levels.
•	Distribution expenses decreased 7 basis points as a percentage of net sales mainly due to improved product flow and better management of labor costs.
•	Store occupancy expense increased 39 basis points as a percentage of net sales mainly due to the lower sales volume associated with the week shift in the fiscal calendar.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $45.5 million, or 21.9% of net sales, for the thirteen weeks ended November 2, 2013, compared to $41.9 million, or 20.7% of net sales, for the comparable period a year ago.  For the third quarter:

•	Salaries and benefits increased 98 basis points as a percentage of net sales mainly due to the lower sales volume due to the week shift in the fiscal calendar.
•	Expenses associated with the new corporate office (including duplicate expenses associated with our former location) increased 12 basis points as a percentage of net sales.
•	New store costs increased 4 basis points as a percentage of net sales due to increased store openings.

Depreciation and amortization.  Depreciation and amortization increased 13 basis points as a percentage of net sales from 1.6% in the thirteen weeks ended October 27, 2012 to 1.7% in the thirteen weeks ended November 2, 2013.  This increase resulted from the capitalization of the new corporate office, new stores and IT initiatives.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.0% and 37.3% for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively.  The decrease in rate resulted primarily from the expiration of the statute of limitations on previously open tax years and the resolution of an income tax matter with a state taxing authority in the thirteen weeks ended November 2, 2013.

Thirty-Nine Weeks Ended November 2, 2013 Compared to Thirty-Nine Weeks Ended October 27, 2012

Net sales.  Net sales increased $32.9 million, or 5.5%, to $634.2 million for the thirty-nine weeks ended November 2, 2013 from $601.3 million for the comparable period in the prior year.  Furthermore:

•	We opened 42 Hibbett Sports stores, expanded 11 high performing stores and closed 11 underperforming stores in the thirty-nine weeks ended November 2, 2013. New stores and stores not in the comparable store net sales calculation increased net sales by $22.5 million.
•	Comparable store sales increased 1.8% on a calendar basis. The increase in comparable store sales was driven by strong performances in activewear, footwear, and accessories offset by weaker performances in licensed products, cleats and equipment.
•	We continue to experience an increase in dollars per transaction due to increased selling of premium products and an increase in items per transaction. This was partially offset by a reduction in the number of transactions. We continue to adjust our assortments to meet customer demand by local market while providing a high level of customer service and in-stock position to enhance the customer experience.

Gross profit.  Cost of goods sold includes the cost of inventory, store occupancy costs and distribution expenses.  Gross profit was $231.3 million, or 36.5% of net sales, in the thirty-nine weeks ended November 2, 2013, compared with $220.4 million, or 36.7% of net sales, in the same period of the prior fiscal year.

•	Product margin decreased 16 basis points as a percentage of net sales due to promotional activity related to the management of inventory levels.
•	Distribution expenses as a percentage of net sales decreased 14 basis points resulting primarily from decreased labor costs and consulting fees.
•	Store occupancy expense increased 16 basis points as a percentage of net sales primarily due to lower comparable store sales and slightly higher rent costs for existing stores.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $134.3 million, or 21.2% of net sales, for the thirty-nine weeks ended November 2, 2013, compared to $125.7 million, or 20.9% of net sales, for the comparable period a year ago.  We closely monitor and carefully manage these costs.  For the thirty-nine week period:

•	Salaries and benefits increased 17 basis points as a percentage of net sales mainly due to lower comparable store sales and lower sales volume related to the week shift in the fiscal calendar.
•	Expenses associated with the new corporate office (including duplicate expenses associated with our former location) increased 11 basis points as a percentage of net sales.
•	New store costs increased 8 basis points as a percentage of net sales due to increased store openings.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.6% in the thirty-nine weeks ended November 2, 2013 and October 27, 2012.

Provision for income taxes.  The combined federal, state and local effective income tax rates as a percentage of pre-tax income was 37.7% and 37.4% for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.  The increase in rate resulted primarily from a favorable adjustment in the thirteen weeks ended October 27, 2012 related to federal tax credits.

Liquidity and Capital Resources

Typically, our capital outlays relate primarily to new store openings, stock repurchases and working capital.  For Fiscal 2014 and Fiscal 2015, our capital outlays will include the completion of our new wholesaling and logistics facility.  Historically, we have funded our cash outlays through our cash flow from operations and occasionally from borrowings under our revolving credit facilities.  Due to the low interest rates currently available, we are using excess cash on deposit to offset bank fees versus investing such funds in interest-bearing deposits.

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Net cash provided by operating activities	$49,534	$68,229
Net cash used in investing activities	(42,831)	(15,455)
Net cash used in financing activities	(13,677)	(32,624)
Net (decrease) increase in cash and cash equivalents	$(6,974)	$20,150

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as winter holidays, spring sports and back-to-school.  Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $49.5 million for the thirty-nine weeks ended November 2, 2013 compared with net cash provided by operating activities of $68.2 million for the thirty-nine weeks ended October 27, 2012.  Net income was the significant provider of cash, offset partially by a decrease in accounts payable, primarily due to the timing of inventory purchases and the calendar shift due to the 53rd week in Fiscal 2013.  Non-cash charges included depreciation and amortization expense and stock-based compensation expense.

Investing Activities.

Net cash used in investing activities in the thirty-nine weeks ended November 2, 2013 totaled $42.8 million compared with net cash used in investing activities of $15.5 million in the thirty-nine weeks ended October 27, 2012.  Capital expenditures used $42.5 million of cash in the thirty-nine weeks ended November 2, 2013 versus $15.1 million of cash in the thirty-nine weeks ended October 27, 2012.  Included in capital expenditures for the thirty-nine weeks ended November 2, 2013 were expenditures related to our new corporate headquarters ($2.5 million) and the construction of our new wholesaling and logistics facility ($30.6 million).  We also use cash to open new stores and remodel, expand or relocate existing stores.  We opened 42 new stores and relocated, expanded or remodeled 14 existing stores during the thirty-nine weeks ended November 2, 2013 as compared to opening 27 new stores and remodeling, relocating or expanding 14 existing stores during the thirty-nine weeks ended October 27, 2012.

For the fiscal year ending February 1, 2014, we estimate the cash outlay for capital expenditures will be approximately $55.6 million, which relates to expenditures for our new wholesaling and logistics facility and corporate headquarters, the opening of new stores, the remodeling and relocation of selected existing stores, information system upgrades, and other departmental needs.

Of the total budgeted dollars for capital expenditures for Fiscal 2014, we anticipate that approximately 68% will be related to our new wholesaling and logistics facility and our new corporate headquarters, which was placed in service in the second quarter of Fiscal 2014.  Approximately 17% will be related to the opening of new stores and remodeling and/or relocating of existing stores.  Approximately 10% will be related to information system upgrades with the remaining 5% for other departmental needs.

Financing Activities.

Net cash used in financing activities was $13.7 million in the thirty-nine weeks ended November 2, 2013 compared to net cash used in financing activities of $32.6 million in the prior year period.  The decrease was primarily due to fewer share repurchases when compared to the same period last year.

At November 2, 2013, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew annually in August and November, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  Subsequent to November 2, 2013, we renewed our existing November facility of $50.0 million with an interest rate of prime plus 2%.  The renewal was effective November 15, 2013 and will expire on November 18, 2014.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.  We had no debt outstanding under either of these facilities as of November 2, 2013.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and plans to construct our new wholesaling and logistics facility, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of November 2, 2013.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of November 2, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended November 2, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  We do not believe that any of these matters will, individually or in the aggregate, have a material adverse effect on our business or financial condition.  We cannot give assurance that one or more of these legal proceedings will not have a material adverse effect on our results of operations for the period in which they are resolved.  It is reasonably possible that losses in addition to the amount accrued could be incurred.  However, we cannot predict the outcome of these matters or make an estimate of the possible loss or range of loss based on the information currently available to the Company.  No material amounts were accrued at November 2, 2013 or February 2, 2013.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended November 2, 2013 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
August 4, 2013 to August 31, 2013	36,000	$52.21	36,000	$236,200
September 1, 2013 to October 5, 2013	82,406	$52.99	82,406	$231,834
October 6, 2013 to November 2, 2013	16,000	$56.02	16,000	$230,938
Total	134,406	$53.14	134,406	$230,938

(1)	In November 2012, the Board authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through January 29, 2016. As of November 2, 2013, we have approximately $230.9 million remaining available under the Program for stock repurchases. See Note 7, "Stock Repurchase Program".

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT SPORTS, INC.

Date: December 10, 2013	By:	/s/ Scott J. Bowman
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

10.2		Amendment No. 6 to Loan Documents; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101	**
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2013, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at November 2, 2013 and February 2, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 2, 2013 and October 27, 2012; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

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