Form 10-K
period 2014-02-01
HIBBETT SPORTS INC
filed 2014-03-31
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K
(Mark One)

[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                                      February 1, 2014

or

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(For the transition period from:  __________________________ to __________________________

Commission file number:                                                                      000-20969

HIBBETT SPORTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-8159608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are "affiliates") was $1,578,943,516 on August 3, 2013, based on the closing sale price of $61.30 at August 2, 2013 for the common stock on such date on the NASDAQ Global Select Market.

The number of shares outstanding of the Registrant's common stock, as of March 15, 2014, was 25,817,480.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended February 1, 2014 are incorporated by reference into Part II and portions of the Registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on May 29, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 24, 2014.

HIBBETT SPORTS, INC.

INDEX

			Page
PART I
Item	1.	Business.	5
Item	1A.	Risk Factors.	10
Item	1B.	Unresolved Staff Comments.	19
Item	2.	Properties.	19
Item	3.	Legal Proceedings.	20
Item	4.	Mine Safety Disclosures.	20

PART II
Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	21
Item	6.	Selected Consolidated Financial Data.	23
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	25
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	35
Item	8.	Consolidated Financial Statements and Supplementary Data.	36
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	59
Item	9A.	Controls and Procedures.	59
Item	9B.	Other Information.	60

PART III
Item	10.	Directors, Executive Officers and Corporate Governance.	60
Item	11.	Executive Compensation.	60
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	61
Item	13.	Certain Relationships and Related Transactions, and Director Independence.	61
Item	14.	Principal Accounting Fees and Services.	61

PART IV
Item	15.	Exhibits and Consolidated Financial Statement Schedules.	61
		Signatures.	64

A Warning About Forward-Looking Statements

This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments and results.  They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "target" or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated net sales, including comparable store net sales changes, net sales growth and earnings;
•	our growth, including our plans to add, expand or relocate stores and square footage growth, our markets' ability to support such growth and the suitability of our new wholesaling and logistics facility;
•	our ability to renew or replace store leases satisfactorily;
•	the cost of regulatory compliance, including the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our analysis of our risk factors and their possible effect on financial results;
•	our ability and plans to renew our revolving credit facilities;
•	our expectations regarding our capital expenditures;
•	our seasonal sales patterns and assumptions concerning customer buying behavior;
•	our expectations regarding competition;
•	our estimates and assumptions as they relate to preferable tax and financial accounting methods, accruals, inventory valuations, dividends, long-lived assets, store closures, carrying amount and liquidity of financial instruments and fair value of options and other stock-based compensation as well as our estimates of economic and useful lives of depreciable assets and leases;
•	our expectations concerning future stock-based award types and our expectations concerning employee stock option exercise behavior;
•	the possible effect of inflation, market decline and other economic changes on our costs and profitability, and ability to secure suitable locations for new stores;
•	the possible effects of uncertainty within the capital markets, the commercial credit environment and the levels of consumer confidence;
•	our analyses of trends as related to earnings performance;
•	our target market presence and its expected impact on our net sales growth;
•	our expectations concerning vendor level purchases and related discounts;
•	our estimates and assumptions related to income tax liabilities, deferred taxes and uncertain tax positions;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods;
•	the loss of key vendor support; and
•	our ability to mitigate the risk of possible business interruptions.

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and prospects may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the "Risk Factors" as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Introductory Note

References to "we", "our", "us" and the "Company" used throughout this document refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.  Unless specifically indicated otherwise, any reference to the following years or fiscal years relates to:

Year	Related Fiscal Year End	Weeks in Fiscal Period
2015 or Fiscal 2015	January 31, 2015	52
2014 or Fiscal 2014	February 1, 2014	52
2013 or Fiscal 2013	February 2, 2013	53
2012 or Fiscal 2012	January 28, 2012	52

PART 1

Item 1.  Business.

Our Company

Our Company began in 1945 under the name Dixie Supply Company in Florence, Alabama.  Although we initially specialized primarily in the marine and small aircraft business, by 1960 we were solely in the sporting goods business.  In 1965, we opened our second store, Dyess & Hibbett Sporting Goods, in Huntsville, Alabama, and hired Mickey Newsome, who is now our Chairman of the Board.  The following year, we opened another sporting goods store in Birmingham and by the end of 1980, we had 12 stores in central and northwest Alabama with a distribution center located in Birmingham and our central accounting office in Florence.  We became a public company in October 1996 when we had 79 stores and were incorporated under the laws of the State of Delaware as Hibbett Sporting Goods, Inc.  We incorporated under the laws of the State of Delaware as Hibbett Sports, Inc. in January 2007, and on February 10, 2007, Hibbett Sports, Inc. became the successor holding company for Hibbett Sporting Goods, Inc., which is now our operating subsidiary.

Today, we operate sporting goods stores in small and mid-sized markets predominantly in the South, Southwest, Mid-Atlantic and the Midwest.  As of February 1, 2014, we operated 927 stores consisting of 910 Hibbett Sports stores and 17 smaller-format Sports Additions athletic shoe stores in 31 states, opening our first stores in Delaware and Pennsylvania in Fiscal 2014.  Our primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000 square foot store located primarily in strip centers, which are usually near a Wal-Mart store.  Approximately 80% of our Hibbett Sports store base is located in strip centers, which includes free-standing stores, while approximately 20% of our Hibbett Sports store base is located in enclosed malls.  We expect to continue our store base growth in strip centers versus enclosed malls.

We offer convenient locations and a broad assortment of brand name quality athletic equipment, footwear, and apparel with a high level of customer service.  Our merchandise assortment emphasizes team sports complemented by localized apparel, footwear and accessories designed to appeal to a wide range of customers within each individual market.

Available Information

The Company maintains an Internet website at the following address: www.hibbett.com.

We make available free of charge on or through our website under the heading "Investor Relations," certain reports that we file with or furnish to the Securities and Exchange Commission (SEC) in accordance with the Securities Exchange Act of 1934 (Exchange Act).  These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K.  We make this information available on our website as soon as reasonably practicable after we electronically file the information with or furnish it to the SEC.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, at no charge, by writing to: Investor Relations, Hibbett Sports, Inc., 2700 Milan Court, Birmingham, Alabama 35211.

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

Our Business Strategy

We target markets with county populations that range from 25,000 to 75,000.  This strong regional focus enables us to achieve significant cost benefits including lower corporate expenses, reduced distribution costs and increased economies of scale from marketing activities.  We use sophisticated information systems to maintain tight controls over inventory and operating costs and continually search for ways to improve efficiencies and the customer experience through information system upgrades.  In addition, we establish greater customer, vendor and landlord recognition as a leading sporting goods retailer in these communities.  We believe our ability to more effectively merchandise to local community sporting interests differentiates us from our national competitors.

We strive to hire enthusiastic sales people with an interest in sports.  Our extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, DVDs, self-study courses, interactive group discussions and Hibbett University designed specifically for store management.

Our Store Concepts

Hibbett Sports

Our primary retail format is Hibbett Sports, an approximately 5,000 square foot store located primarily in strip centers, which are usually near a Wal-Mart store.  In considering locations for our Hibbett Sports stores, we take into account the size, demographics, quality of real estate and competitive conditions of each market.  Of these stores, 730 Hibbett Sports stores are located in strip centers, which include free-standing stores, with the remaining 180 stores located in enclosed malls, the majority of which are the only enclosed malls in their county.

Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team sports.  This merchandise mix is complemented by a selection of localized apparel, footwear, equipment and accessories designed to appeal to a wide range of customers within each market.  We strive to respond quickly to major sporting events of local interest such as the dominance of the Southeastern Conference and consecutive appearances in the Bowl Championship Series (BCS) National Championship games and similar sporting events in major league baseball, football and basketball.

Sports Additions

Our 17 Sports Additions stores are small, primarily enclosed mall-based stores, averaging 2,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel.  Sports Additions stores offer a more fashion-based merchandise assortment compared to our Hibbett Sports stores.  All but four Sports Additions stores are currently located in enclosed malls or strip centers where a Hibbett Sports store is also present.

Team

Hibbett Team Sales, Inc. (Team), a wholly-owned subsidiary of the Company, is a supplier of customized athletic apparel, equipment and footwear primarily to school athletic programs in Alabama and parts of Georgia, Florida and Mississippi.  Team sells its merchandise directly to educational institutions and youth associations.  The operations of Team are independent of the operations of our retail stores.

None of our store concepts meets the quantitative or qualitative requirements of the Accounting Standards Codification (ASC) Topic 280, Segment Reporting.

Our Growth Strategy

We currently have identified markets for our Hibbett Sports stores within the states in which we operate to grow to over 1300 stores.  Our clustered expansion program, which calls for opening new stores primarily within two-hour driving distance of an existing Hibbett location, allows us to take advantage of efficiencies in distribution, marketing and regional management.  It also allows us to build on our understanding of merchandise selection for the local market.  In evaluating potential markets, we consider population, economic conditions, local competitive dynamics, availability of suitable real estate and proximity to existing Hibbett stores.

In Fiscal 2015, we expect continued growth of our net store openings.  In addition to new stores, we will continue our successful strategy of expanding high performing existing stores.  See "Risk Factors."

Omni-channel development.  Store growth will continue to be the cornerstone of our growth strategy.  However, we recognize that our customer is evolving and looking to engage with us in multiple ways.  In Fiscal 2014, we began to develop an omni-channel roadmap that will be used going forward as we focus on engaging our customer specifically in the digital commerce channel.

Our Distribution

We maintain a single distribution center in Birmingham, Alabama.  In July 2012, we purchased land in Alabaster, Alabama (a suburb of Birmingham) and have since constructed a new wholesaling and logistics facility to replace our current facility.  See "Risk Factors."

We believe strong distribution support for our stores is a critical element of our expansion strategy and is central to our ability to maintain a low cost operating structure.  We also use third-party logistics providers to gain efficiencies of distribution costs to approximately 19% of our outlying stores.  Our new wholesaling and logistics facility will be placed in service in early Fiscal 2015 and has been designed with significant automation and operation efficiencies.  We expect the facility will support our growth over the next several years.

We receive substantially all of our merchandise at our distribution center.  For key products, we maintain backstock at the distribution center that is allocated and distributed to stores through an automatic replenishment system based on inventory levels and sales.  Merchandise is typically delivered to stores weekly via Company-operated vehicles or third-party logistics providers.

Our Merchandise

Our merchandising strategy is to provide a broad assortment of quality brand name footwear, apparel, accessories and athletic equipment at competitive prices in a full service environment.

The following table indicates the approximate percentage of net sales represented by each of our major product categories:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Footwear	45%	45%	44%
Apparel	32%	32%	32%
Equipment	23%	23%	24%
	100%	100%	100%

We believe that the breadth and the depth of brand name merchandise that we offer consistently exceed the merchandise selection carried by most of our competitors.  Many of these brand name products are highly technical and require considerable sales assistance.  We coordinate with our vendors to educate the sales staff at the store level on new products and trends.

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

Our Information Systems

We use technology as an enabler of our business strategies.  We have implemented systems targeted at improving financial control, cost management, inventory control, merchandise planning, logistics, replenishment and product allocation.  In recent years, we have focused on information systems that are designed to be used in all stores, yet are flexible enough to meet the unique needs of each specific store location.

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

We strive to maintain highly qualified and motivated individuals to support our information systems, which includes help desk staff, computer operators, programmers, system analysts, business analysts, project managers and a security officer.  Our systems are monitored 24 hours a day.  Our management believes that our current systems and practice of implementing regular updates position us well to support current needs and future growth.  We use a strategic information systems planning process that involves senior management and is integrated into our overall business planning and enterprise risk management.  Information systems projects are prioritized based upon strategic, financial, regulatory and other business criteria.

Our Advertising and Promotion

We target advertising opportunities in our markets to increase the effectiveness of our advertising budget.  Our advertising and promotional spending is centrally directed.  Print advertising, including direct mail catalogs and postcards to customers, has historically served as the foundation of our promotional program and accounted for the majority of our total advertising costs in Fiscal 2014.  Other advertising, such as our MVP customer loyalty program, the Hibbett website, social media, Hibbett trucks and outdoor billboards are used to reinforce Hibbett's name recognition and brand awareness.  By allowing us to reach and interact with our customers on a consistent basis through e-mail, the MVP program marketing effort has become the most efficient, timely and targeted segment of our marketing program.  Digital marketing, including mobile, social networks, website and MVP program marketing, will become a more significant portion of our advertising budget over the next several years.

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

Although we face competition from a variety of competitors, including on-line retailers, we believe that our stores are able to compete effectively by emphasizing team sports and fitness merchandise complemented by a selection of localized apparel and accessories.  Additionally, we differentiate our store experience through extensive product knowledge, customer service and convenient locations. We believe we compete favorably with respect to these factors in the smaller markets predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  See "Risk Factors."

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

Our Executive Officers

Our current executive officers and their prior business experience are as follows:

Jeffry O. Rosenthal, age 56, has been our Chief Executive Officer and President since March 2010.  Formerly, he served as President and Chief Operating Officer from February 2009 through March 2010 and as Vice President of Merchandising from August 1998 through February 2009.  Prior to joining us, Mr. Rosenthal was Vice President and Divisional Merchandise Manager for Apparel with Champs Sports, a division of Foot Locker, Inc. from 1981 to 1998.

Scott J. Bowman, age 47, was hired as our Senior Vice President and Chief Financial Officer in July 2012.  Prior to joining us, Mr. Bowman was Division Chief Financial Officer – Northern Division (Division CFO) of The Home Depot, a large home improvement retailer.  Previously, Mr. Bowman served The Home Depot as their Senior Director, Finance – IT for approximately three years.  In prior retail experience, he has worked in various controller and accounting management positions.

Rebecca A. Jones, age 54, was hired as our Vice President of Merchandising in August 2009 and is currently a Senior Vice President of the Company.  Prior to joining our Company, she served as Vice President/General Merchandise Manager-Crafts at Jo-Ann Fabric and Craft Stores from 2003 to 2009 and as Vice President/Divisional Merchandise Manager at Wal-Mart Stores from 1999 to 2003.  In her prior retail experience, Ms. Jones served in various operations, planning, buying and merchandising positions.

Cathy E. Pryor, age 50, is currently our Senior Vice President of Operations and has been with us since 1988.  She has been our Vice President of Operations since 1995.  Prior to 1995, Ms. Pryor held positions as a district manager and Director of Store Operations.

Effective February 2, 2014, Michael J. Newsome transitioned from Executive Chairman to Chairman of the Board of Directors.

Our Employees

As of February 1, 2014, we employed approximately 2,900 full-time and approximately 5,200 part-time employees, none of whom are represented by a labor union.  The number of part-time employees fluctuates depending on seasonal needs.  We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.  We have implemented programs in our stores and corporate offices to ensure that we hire and promote the most qualified employees in a non-discriminatory way.

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

Seasonality

We experience seasonal fluctuations in our net sales and results of operations.  Customer buying patterns around the spring sales period and the holiday season historically result in higher first and fourth quarter net sales.  Our third quarter experiences higher net sales, during the back-to-school shopping period combined with tax-free holidays in many of our markets.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, merchandise mix and demand for apparel and accessories driven by local interest in sporting events and significant weather events.

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

The opening of new retail stores has contributed significantly to our growth in net sales.  In light of the challenging economic environment that has faced real estate developers over the past several years, our new store openings have slowed compared to our historical rate.  We expect that the pressure on the commercial real estate market will ease somewhat throughout Fiscal 2015, and we will be able to increase our overall square footage in Fiscal 2015.

We have grown rapidly, primarily through opening new stores, from 67 stores at the beginning of Fiscal 1997 to 927 stores at February 1, 2014.  Our continued growth depends largely upon our ability to open new stores in a timely manner, to operate them profitably and to manage them effectively.  Additionally, successful expansion is subject to various contingencies, many of which are beyond our control.  In order to open and operate new stores successfully, we must secure leases on suitable sites with acceptable terms, build-out and equip the stores with furnishings and appropriate merchandise, hire and train personnel and integrate the stores into our operations.

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

Failure to adequately plan and manage the transition to our new wholesaling and logistics facility may interrupt our operations and lower our operating income.

The lease on our distribution facility expires in December 2014.  In July 2012, we purchased land in Alabaster, Alabama and have almost completed construction on a new wholesaling and logistics facility to replace our current distribution facility.

The planned move of our distribution function entails risks that could cause disruptions in the operation of our business, delays and cost overruns.  Such risks include potential interruption in data flow, shortages of materials; shortages of skilled labor or work stoppages; unforeseen construction, scheduling, engineering, environmental or geological problems; weather interferences or other casualty losses; and unanticipated cost increases.  There is also the risk that we will not adequately adjust our business processes or appropriately manage our work force during the transition.  Failure to adequately plan and manage the relocation efforts or delays and cost overruns in or outside our control, could cause a disruption in our operations and lower our operating income.

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

Most of our information system infrastructure is centrally located at our headquarters, but we rely on third-party service providers for certain system applications that are hosted remotely or in cloud-based applications.  There is a risk that we may not have adequately addressed risks associated with using third-party providers or cloud-based applications including security issues such as adequate encryption and intrusion detection;  user access control; data separation; the impact of technical problems such as server outages; their disaster recovery capabilities; and exit strategies.   A service provider disruption or failure in any of these areas could have an adverse effect on our business.

We may not have the technology infrastructure to support our current and future information needs.  Insufficient investment in technology, inadequate prevention maintenance, investment in the wrong technology, delayed replacement of obsolete equipment, shifts in technology and inadequate policies to identify our technology needs could have an adverse effect on our business.

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

A disruption in the flow of imported merchandise or an increase in the cost of those goods could significantly decrease our net sales and operating income.

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

We currently operate a single distribution center in Birmingham, Alabama.  While we plan to transition to our new wholesaling and logistics facility in early Fiscal 2015, we will continue to receive and ship substantially all of our merchandise at a single facility after the completion of the transition.  Any natural disaster or other serious disruption to this facility would damage a portion of our inventory and could impair our ability to adequately stock our stores and process returns of products to vendors and could adversely affect our net sales and profitability.  In addition, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes for us to reopen or replace the center.

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

The Compensation Committee of our Board of Directors reviews a succession plan prepared by senior management in consideration of the loss of key personnel positions on a regular basis.  The goal of the succession plan is to have a contingency plan that minimizes disruptions in the workplace until a suitable replacement can be found, but no assurance can be given that we will be able to retain existing or attract additional qualified personnel when needed.

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

We operate our business in numerous tax jurisdictions.  As a result, our effective tax rate is derived from a combination of the federal rate and applicable tax rates in the various states in which we operate.  Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income and the tax filing positions we take.  We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our Company and on estimates of the amount of business likely to be done in any given jurisdiction.  Changes in rules related to accounting for income taxes, changes in tax laws in any of the jurisdictions in which we operate, expiration of tax credits formerly available, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate could result in an unfavorable change in our effective tax rate.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently lease all of our existing 927 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand.  Our leases typically provide for terms of five to ten years with options on our part to extend.  Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated.  We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations.  See "Risk Factors."

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area.  Historically, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.  However, in recent years, we have experienced some difficulty securing leases for new stores related to new construction due to the economic issues facing the commercial real estate market and landlords, thus reducing our ability to open stores at our historical rates.  This trend has continued, but has improved to some extent each year and into Fiscal 2014.  Based primarily on our belief that we maintain good relations with our landlords, that most of our leases are at approximate market rents and that generally we have been able to secure leases for suitable locations, we believe our lease strategy will not be detrimental to our business, financial condition or results of operations.

We moved our corporate office in Fiscal 2014 from a leased facility to a building owned by us.  Our distribution center is leased under an operating lease which expires in December 2014.  We own the Team facility located in Birmingham, Alabama that warehouses inventory for educational institutions and youth associations.  We have completed construction on a new wholesaling and logistics facility that we expect to be in operation in early Fiscal 2015.  We believe our new facility is suitable and adequate to support our operations in the coming years.  See "Risk Factors."

Store Locations

As of February 1, 2014, we operated 927 stores in 31 contiguous states.  Of these stores, 195 are located in enclosed malls and 732 are located in strip-shopping centers, which are frequently near a Wal-Mart store.  Strip-shopping centers include free-standing stores.  The following shows the number of locations by state as of February 1, 2014:

Alabama	87	Kentucky	56	Pennsylvania	1
Arizona	6	Louisiana	48	South Carolina	35
Arkansas	42	Maryland	2	South Dakota	1
Colorado	8	Minnesota	1	Tennessee	59
Delaware	1	Mississippi	62	Texas	89
Florida	49	Missouri	33	Utah	3
Georgia	92	Nebraska	9	Virginia	16
Iowa	9	New Mexico	11	West Virginia	11
Illinois	26	North Carolina	54	Wisconsin	8
Indiana	23	Ohio	20	TOTAL	927
Kansas	23	Oklahoma	42

As of March 15, 2014, we operated 931 stores in 31 states.

Item 3.  Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  At February 1, 2014 and February 2, 2013, we estimated that the liability related to these matters was approximately $0.2 million and $0.3 million, respectively, and accordingly, we accrued $0.2 million and $0.3 million, respectively, as a current liability in our consolidated balance sheets.

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

Fiscal 2014:	High	Low
First Quarter ended May 4, 2013	$56.54	$51.00
Second Quarter ended August 3, 2013	$61.50	$55.00
Third Quarter ended November 2, 2013	$61.64	$51.16
Fourth Quarter ended February 1, 2014	$67.73	$58.74

Fiscal 2013:
First Quarter ended April 28, 2012	$59.79	$47.91
Second Quarter ended July 28, 2012	$62.24	$54.34
Third Quarter ended October 27, 2012	$62.91	$53.45
Fourth Quarter ended February 2, 2013	$54.99	$50.71

On March 15, 2014, the last reported sale price for our common stock as quoted by NASDAQ was $55.70 per share.  As of March 15, 2014, we had 35 stockholders of record.

The Stock Price Performance Graph below compares the percentage change in our cumulative total stockholder return on our common stock against a cumulative total return of the NASDAQ Composite Index and the NASDAQ Retail Trade Index.  The graph below outlines returns for the period beginning on January 31, 2009 to January 31, 2014.  We have not paid any dividends.  Total stockholder return for prior periods is not necessarily an indication of future performance.

	01/31/09	01/31/10	01/31/11	01/31/12	01/31/13	01/31/14
Hibbett Sports, Inc.	100.00	155.91	235.27	352.17	386.92	440.93
NASDAQ Composite	100.00	145.73	185.35	196.13	222.33	296.73
NASDAQ Retail Trade	100.00	176.03	231.96	262.10	333.70	401.19

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

Issuer Repurchases of Equity Securities

The following table presents our shares repurchase activity for the thirteen weeks ended February 1, 2014 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
November 3, 2013 to November 30, 2013	9,500	$61.58	9,500	$230,352
December 1, 2013 to January 4, 2014	5,000	$64.21	5,000	$230,031
January 5, 2014 to February 1, 2014	7,000	$59.76	7,000	$229,613
Total	21,500	$61.60	21,500	$229,613

(1)  In November 2012, the Board of Directors authorized a Stock Repurchase Program of $250.0 million to repurchase our common stock through January 29, 2016.   See Note 1, "Stock Repurchase Program."

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

(In thousands, except per share amounts, Selected Store Data or where noted otherwise)
	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Statement of Operations Data:
Net sales	$851,965	$818,700	$732,645	$664,954	$593,492
Cost of goods sold, including distribution center and store occupancy costs	542,700	519,818	470,237	434,552	397,292
Gross profit	309,265	298,882	262,408	230,402	196,200
Store operating, selling and administrative expenses	181,527	169,872	155,672	143,232	129,888
Depreciation and amortization	13,847	13,029	13,205	13,623	13,905
Operating income	113,891	115,981	93,531	73,547	52,407
Interest expense, net	188	168	217	105	57
Income before provision for income taxes	113,703	115,813	93,314	73,442	52,350
Provision for income taxes	42,826	43,231	34,254	27,042	19,801
Net income	$70,877	$72,582	$59,060	$46,400	$32,549

Basic earnings per share	$2.74	$2.78	$2.19	$1.63	$1.14
Diluted earnings per share	$2.70	$2.72	$2.15	$1.60	$1.12
Basic weighted shares outstanding	25,870	26,132	26,978	28,426	28,629
Diluted weighted average shares outstanding	26,266	26,638	27,506	29,033	29,089
Note:  No dividends have been declared or paid.

(In thousands, except per share amounts, Selected Store Data or where noted otherwise)
	Fiscal Year Ended
	February 1, 2014		February 2, 2013		January 28, 2012	January 29, 2011	January 30, 2010
	(52 weeks)		(53 weeks)		(52 weeks)	(52 weeks)	(52 weeks)
Other Data:
Net sales increase	4.1%		11.8%		10.2%	12.0%	5.2%
Comparable store sales increase	1.8	%(1)	6.9	%(2)	6.8%	9.8%	0.1%
Gross profit (as a % to net sales)	36.3%		36.5%		35.8%	34.7%	33.1%
Store operating, selling and administrative expenses (as a % to net sales)	21.3%		20.8%		21.2%	21.5%	21.9%
Depreciation and amortization (as a % to net sales)	1.6%		1.6%		1.8%	2.1%	2.3%
Provision for income taxes (as a % to net sales)	5.0%		5.3%		4.7%	4.1%	3.3%
Net income (as a % to net sales)	8.3%		8.9%		8.1%	7.0%	5.5%

Balance Sheet Data:
Cash and cash equivalents	$66,227		$76,911		$55,138	$75,517	$49,691
Average inventory per store	$244		$254		$234	$219	$221
Working capital	$232,235		$202,899		$177,115	$175,007	$147,583
Total assets	$416,345		$377,331		$313,696	$314,265	$276,704
Long-term capital lease obligations	$2,889		$2,138		$2,072	$2,245	$152
Stockholders' investment	$304,023		$239,127		$203,750	$200,088	$175,079
Treasury shares repurchased	366		904		1,897	1,461	-
Cost of treasury shares purchased	$20,095		$49,852		$68,613	$37,859	$-

Selected Store Data:
Stores open at beginning of period	873		832		798	767	745
New stores opened	72		54		52	45	42
Stores closed	(18)		(13)		(18)	(14)	(20)
Stores open at end of period	927		873		832	798	767

Stores expanded during the period	14		13		15	14	18
Estimated square footage at end of period	5,331		5,003		4,755	4,558	4,399

(1)	Represents the increase in comparable store sales for the period ended February 2, 2013 to February 1, 2014.
(2)	As originally reported for the period ended February 2, 2013.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with Item 6, "Selected Consolidated Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report.  This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  See "Forward-Looking Statements" and Part I, Item 1A. "Risk Factors."

Overview

Note:  All references to comparable store sales in Fiscal 2013 refer to the 52-week comparison to Fiscal 2012 without consideration of the 53rd week in Fiscal 2013.  All other Fiscal 2013 financial information includes the full 53-week period.

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  We believe Hibbett Sports stores are typically the primary sporting goods retailers in smaller markets due to the extensive selection of premium brand name merchandise, availability of local merchandise, an emphasis on team sports and a high level of customer service.  As of February 1, 2014, we operated a total of 927 retail stores in 31 states composed of 910 Hibbett Sports stores and 17 Sports Additions athletic shoe stores.

Our primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000-square-foot store located primarily in strip centers, which are frequently near a Wal-Mart store.  Approximately 80% of our Hibbett Sports store base is located in strip centers, which includes free-standing stores, while approximately 20% of our Hibbett Sports store base is located in enclosed malls.  Over the last several years, we have concentrated and expect to continue our store base growth in strip centers versus enclosed malls.  We do not expect that the average size of our stores opening in Fiscal 2015 will vary significantly from the average size of stores opened in Fiscal 2014.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year.  The consolidated statements of operations for Fiscal 2014 included 52 weeks of operations.  The consolidated statements of operations for Fiscal 2013 included 53 weeks of operations and Fiscal 2012 included 52 weeks of operations.  Fiscal 2015 will include 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

Fiscal 2014 experienced a total company-wide square footage increase of 6.5%.  Our plan for Fiscal 2015 is to increase total company-wide square footage by 6% to 7%.  To supplement new store openings, we continue to expand high performing stores, increasing the square footage in 14 existing stores in Fiscal 2014 for an average increase in square footage of 56%.  We expect to expand an additional 10 to 15 stores in Fiscal 2015.

In Fiscal 2013, we began construction on a new wholesaling and logistics facility to support our expected growth over the next several years with an expected operations date in early Fiscal 2015.  The expected total cost of the new facility is estimated at approximately $40.0 million.

We historically have had increases in comparable store net sales in the low to mid-single digit range.  In Fiscal 2014, activewear, accessories and footwear experienced mid-single digit comparable store gains.  Total comparable store sales percentage growth is expected to be in the low to mid-single digits in Fiscal 2015.  We expect a flat to slightly positive increase in merchandise margin, but a slight decrease in overall gross profit rate in Fiscal 2015 due to additional costs related to our new wholesaling and logistics facility.

Due to our increased net sales, we have historically leveraged our store operating, selling and administrative expenses.  Based on projected net sales, we expect operating, selling and administrative rates to increase slightly in Fiscal 2015, primarily due to increases in marketing, information technology and health care costs.  We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, to provide capital expenditures for our wholesaling and logistics facility, technology upgrade projects and to repurchase our common stock under our stock repurchase program.

Due to the 53rd week in Fiscal 2013, each quarter in Fiscal 2014 started one week later than the same quarter in Fiscal 2013.  The chart below presents comparable store sales for Fiscal 2013 as originally reported and as adjusted to represent the same 13-week period as the Fiscal 2014 quarters:

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

Executive Summary

Following is a highlight of our financial results over the last three fiscal years:

	Fiscal 2014 (52 weeks)	Fiscal 2013 (53 weeks)	Fiscal 2012 (52 weeks)
Net sales (in millions)	$852.0	$818.7	$732.6
Operating income, percentage to net sales	13.4%	14.2%	12.8%
Comparable store sales increase	1.8%	6.9%	6.8%
Net income (in millions)	$70.9	$72.6	$59.1
Net income, percentage (decrease) increase	(2.4)%	22.9%	27.3%
Diluted earnings per share	$2.70	$2.72	$2.15

During Fiscal 2014, Hibbett opened 72 new stores and closed 18 underperforming stores, bringing the store base to 927 in 31 states as of February 1, 2014.  Inventory on a per store basis at February 1, 2014 decreased by 3.6% resulting from planned later receipts of spring inventory to better coincide with the timing of sales.  Hibbett ended Fiscal 2014 with $66.2 million of available cash and cash equivalents on the consolidated balance sheet and full availability under its $80.0 million unsecured credit facilities.

Recent Accounting Pronouncements

See Note 2 of Item 8 of this Annual Report on Form 10-K for the fiscal year ended February 1, 2014, for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	100.0%	100.0%	100.0%
Costs of goods sold, including distribution and store occupancy costs	63.7	63.5	64.2
Gross profit	36.3	36.5	35.8

Store operating, selling and administrative expenses	21.3	20.8	21.2
Depreciation and amortization	1.6	1.6	1.8
Operating income	13.4	14.2	12.8

Interest (expense) income, net	-	-	-
Income before provision for income taxes	13.4	14.2	12.7

Provision for income taxes	5.0	5.3	4.7
Net income	8.3%	8.9%	8.1%

Note:  Columns may not sum due to rounding.

Fiscal 2014 Compared to Fiscal 2013

Net sales.  Net sales increased $33.3 million, or 4.1%, to $852.0 million for Fiscal 2014 from $818.7 million for Fiscal 2013.  Furthermore:

•	We opened 72 Hibbett Sports stores while closing 18 underperforming Hibbett Sports stores for net stores opened of 54 stores in Fiscal 2014. Stores not in the comparable store net sales calculation accounted for $19.9 million of the increase in net sales. We expanded, remodeled or relocated 17 high performing stores. Store openings and closings are reported net of relocations.
•	We achieved a 1.8% increase in comparable store net sales for Fiscal 2014 compared to Fiscal 2013. Comparable store net sales contributed $13.4 million to the increase in net sales.

During Fiscal 2014, 799 stores were included in the comparable store sales comparison.  The increase in comparable store net sales was broad-based with gains across activewear, accessories and footwear.  Product performances were led by positive trends in youth and fleece activewear, branded accessories and youth footwear.  Basketball shoes were the highest performer in our footwear categories while our running business under performed in Fiscal 2014.  The majority of our comparable store sales increase was from increased sales per transaction primarily due to a continued trend towards premium product.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for our distribution center.  Gross profit was $309.3 million, or 36.3% of net sales, in Fiscal 2014, compared with $298.9 million, or 36.5% of net sales, in Fiscal 2013.

•	Gross profit rate decreased slightly as a percentage of net sales due to increased markdowns to liquidate aged inventory. We expect gross profit rate to decrease slightly in Fiscal 2015 due to increased expenses as we transition into our new wholesaling and logistics facility.
•	Distribution expense as a percentage of net sales decreased 16 basis points resulting primarily from decreased labor costs, which was due to improvements in labor efficiency and product flow through the current facility. In Fiscal 2015, with the transition into our new wholesaling and logistics facility, we expect this expense to increase as a percentage of net sales due to the transition to the new facility, higher on-going operating costs of the new facility and duplicate expenses from the current facility until the lease expires in December 2014.

•	Store occupancy expense as a percentage of net sales increased 23 basis points due to weakened sales resulting from closed store days caused by the unusual winter weather in a large portion of our markets in January. The largest increase as a percent to net sales was rent expense.

      Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $181.5 million, or 21.3% of net sales, for Fiscal 2014, compared with $169.9 million, or 20.8% of net sales, for Fiscal 2013.  Expense trends we experienced included:

•	Total salary and benefit costs increased in dollars and as a percentage to net sales by 32 basis points due to Company growth, higher health care costs, annual pay rate increases and as a consequence of weaker sales growth. As our store base grows, we expect an increase in salary and benefit dollars, but believe these costs as a percentage to net sales will remain relatively stable.
•	New store costs increased 6 basis points as a percentage of net sales resulting from an increase in new store openings. We expect these costs to increase slightly in Fiscal 2015 as we continue to increase new store openings.
•	Stock-based compensation decreased by 8 basis points as a percentage of net sales due to the achievement of certain performance awards at a lower level than those achieved in the prior year and the expectation of future awards being achieved at less than the goal established.
•	Expenses associated with our new corporate headquarters contributed an increase of 10 basis points as a percentage of net sales. We expect these costs will increase in Fiscal 2015 as we record a complete year of expense related to the new building.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.6% in Fiscal 2014 and in Fiscal 2013.  In Fiscal 2014, the addition of our new corporate headquarters and inventory markdown optimization system resulted in an elevated depreciation expense in both dollars and in percentage of net sales.  This expense will increase in Fiscal 2015 as we place our new wholesaling and logistics facility into service.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.7% for Fiscal 2014 and 37.3% for Fiscal 2013.  The increase in rate resulted primarily from less deductible stock option expense and fewer federal employment tax credits compared to Fiscal 2013.

Fiscal 2013 Compared to Fiscal 2012

Net sales.  Net sales increased $86.1 million, or 11.8%, to $818.7 million for Fiscal 2013 from $732.6 million for Fiscal 2012.  Furthermore:

•	We opened 54 Hibbett Sports stores while closing 13 underperforming Hibbett Sports stores for net stores opened of 41 stores in Fiscal 2013. Stores not in the comparable store net sales calculation accounted for $37.7 million of the increase in net sales. The 53rd week contributed $11.9 million of the increase in net sales. We expanded, remodeled or relocated 18 high performing stores. Store openings and closings are reported net of relocations.
•	We achieved a 6.9% increase in comparable store net sales for Fiscal 2013 compared to Fiscal 2012. Comparable store net sales contributed $48.4 million to the increase in net sales.

During Fiscal 2013, 763 stores were included in the comparable store sales comparison.  The increase in comparable store net sales was broad-based with strong performances across accessories, activewear and footwear.  Strong product performances were led by positive trends in footwear accessories, branded headwear, youth activewear and all categories of footwear.  Basketball shoes were the highest performer in our footwear categories while our running business moderated in Fiscal 2013.  The majority of our comparable store sales increase was from increased sales per transaction primarily due to an assortment change mix to premium product.

Gross profit.  Cost of goods sold included the cost of inventory, occupancy costs for stores and occupancy and operating costs for our distribution center.  Gross profit was $298.9 million, or 36.5% of net sales, in Fiscal 2013, compared with $262.4 million, or 35.8% of net sales, in Fiscal 2012.

•	Gross profit percentage improved as a percentage of net sales due to continued improvements in assortments by market, tight controls over markdowns and promotions and improved inventory shrinkage. Strong sales performance and improved aged inventory negated the need for liquidating promotions and resulted in higher initial sell-through of inventory at regular prices.
•	Distribution expense as a percentage of net sales increased 9 basis points resulting primarily from increases in data processing, third-party services and labor expenses. In Fiscal 2012, we initiated broadband service in the majority of our stores and experienced its full cost impact in Fiscal 2013. We also experienced an increase in freight costs due to higher gas prices.
•	Store occupancy expense as a percentage of net sales decreased 53 basis points due to strong sales and careful management of occupancy costs. The largest decrease as a percent to net sales was rent expense as we continued to experience rent savings through lease renegotiations and from co-tenancy violations by our landlords, offset somewhat by a decrease in construction allowances.

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

Liquidity and Capital Resources

Our capital requirements relate primarily to new store openings, stock repurchases, facilities and systems to support company growth and working capital requirements.  Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year.  Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under our revolving credit facilities.  Due to the low interest rates currently available, we are using excess cash on deposit to offset bank fees versus investing such funds in an equity market or in interest-bearing deposits.

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net cash provided by operating activities	$53,301	$87,124	$54,921
Net cash used in investing activities	(50,990)	(22,318)	(13,375)
Net cash used in financing activities	(12,995)	(43,033)	(61,925)
Net (decrease) increase in cash and cash equivalents	$(10,684)	$21,773	$(20,379)

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

Net cash provided by operating activities was $53.3 million for Fiscal 2014 compared with net cash provided by operating activities of $87.1 million and $54.9 million in Fiscal 2013 and Fiscal 2012, respectively.  The decrease in net cash provided by operating activities for Fiscal 2014 compared to Fiscal 2013 and Fiscal 2012 was impacted by the following:

•	The change in accounts payable used cash of $27.5 million, provided cash of $28.3 million in Fiscal 2013 and used cash of $2.3 million during Fiscal 2012. The decrease in Fiscal 2014 resulted from a later receipt of inventory in advance of the spring season. The increase in Fiscal 2013 resulted from an earlier receipt of inventory in advance of the spring season. The fluctuation in cash provided by accounts payable in Fiscal 2012 resulted from the anniversary of payment term extensions initiated in Fiscal 2011 with the use of corporate purchasing cards.
•	Ending inventory declined 3.6% and increased 8.2% on a per store level basis at February 1, 2014 and February 2, 2013, respectively, compared to the prior year. This was primarily due to the later receipt of spring inventory compared to the prior year. The increase in inventory used cash of $5.2 million, $26.3 million and $20.2 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
•	Net income provided cash of $70.9 million, $72.6 million and $59.1 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.
•	Non-cash charges included depreciation and amortization expense of $13.8 million, $13.0 million and $13.2 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively, and stock-based compensation expense of $5.8 million, $5.6 million and $5.5 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively. Depreciation expense increased in Fiscal 2014 due to investments in facilities and information technology systems and will continue to increase as all facilities and systems are placed into service. Fluctuations in stock-based compensation generally result from the achievement of performance-based equity awards at greater or lesser than their granted level and fluctuations in the price of our common stock.

Investing Activities.

Cash used in investing activities in the fiscal periods ended February 1, 2014, February 2, 2013 and January 28, 2012 totaled $51.0 million, $22.3 million and $13.4 million, respectively.  Gross capital expenditures used $50.5 million, $22.0 million and $13.0 million during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.  Capital expenditures in Fiscal 2014 included our new corporate headquarters, our inventory markdown optimization system and construction costs on our new wholesale and logistics facility.

We use cash in investing activities to build new stores and remodel, expand or relocate existing stores.  We opened 72 new stores and relocated, expanded and/or remodeled 17 existing stores during Fiscal 2014.  We opened 54 new stores and relocated, expanded and/or remodeled 18 existing stores during Fiscal 2013.  We opened 52 new stores and relocated, expanded and/or remodeled 18 existing stores during Fiscal 2012.

We estimate the cash outlay for capital expenditures in the fiscal year ending January 31, 2015 will be approximately $25.0 million to $30.0 million, which relates to expenditures for our new wholesaling and logistics facility, the opening of 75 to 80 new stores, the remodeling, relocation or expansion of selected existing stores, information system upgrades, and other departmental needs.  Of the total budgeted dollars for capital expenditures for Fiscal 2015, we anticipate that approximately 43% will be related to the opening of new stores and remodeling and/or relocating of existing stores.  Approximately 19% will be related to the completion of our new wholesaling and logistics facility.  The remaining 38% relates primarily to expenditures in information technology, but also includes store fixtures, transportation equipment, automobiles and security equipment for our stores.

The lease for our existing distribution center expires in December 2014.  We expect to relocate our new wholesaling and logistics facility in early Fiscal 2015 at a total cost of $40.0 million of which $33.2 million was expended by the end of Fiscal 2014.

Financing Activities.

Net cash used in financing activities was $13.0 million, $43.0 million and $61.9 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.  The financing activity cash fluctuation between years is primarily the result of repurchases of our common stock.  We expended $15.8 million, $45.9 million and $67.5 million on repurchases of our common stock during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

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

At February 1, 2014, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew in August 2014 and November 2014, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of February 1, 2014, we did not have any debt outstanding under either of these facilities.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sports, Inc. at February 1, 2014 (in thousands):

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations (1)	331	741	854	1,285	3,211
Interest on capital lease obligations (1)	288	514	405	406	1,613
Operating lease obligations (1)	50,162	71,540	40,428	29,941	192,071
Purchase obligations (2)	4,497	933	21	-	5,451
Other liabilities (3)	515	-	-	2,437	2,952
Total	$55,793	$73,728	$41,708	$34,069	$205,298

(1)	See "Part II, Item 8, Consolidated Financial Statements Note 6 – Leases."

(2)	Purchase obligations include all material legally binding contracts such as software license commitments and service contracts. The table above also includes a stand-by letter of credit in conjunction with our self-insured workers' compensation and general liability insurance coverage. Contractual obligations that are not binding agreements, including purchase orders for inventory, are excluded from the table above. Store utility contracts, including waste disposal agreements, are also excluded.

(3)	Other liabilities include amounts accrued for various deferred compensation arrangements. See "Part II, Item 8, Consolidated Financial Statements Note 7 – Defined Contribution Benefit Plans" for a discussion regarding our employee benefit plans.

Non-current liabilities, primarily consisting of deferred rent and unrecognized tax benefits, have been excluded from the above table to the extent that the timing and/or amount of any cash payment are uncertain.  Excluded from this table are approximately $1.5 million of unrecognized tax benefits, which have been recorded as liabilities in accordance with ASC Topic 740, Income Taxes, as the timing of such payments cannot be reasonably determined.  See "Part II, Item 8, Consolidated Financial Statements Note 1 – Deferred Rent" for a discussion on our deferred rent liabilities.  See "Part II, Item 8, Consolidated Financial Statements Note 9 – Income Taxes" for a discussion of our unrecognized tax benefits.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees through February 1, 2014.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Inflation and Other Economic Factors

Our ability to provide quality merchandise on a profitable basis may be subject to economic factors and influences that we cannot control.  National or international events, including uncertainties in the global financial markets, U.S. government policies, the Middle East and Asia, could lead to disruptions in economies in the United States or in foreign countries where a significant portion of our merchandise is manufactured.  These and other factors could increase our merchandise costs and other costs that are critical to our operations.  Consumer spending could also decline because of economic pressures.  See "Risk Factors."

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

We offer a customer loyalty program, the MVP Rewards program, whereby customers, upon registration, can earn points in a variety of ways, including store purchases, website surveys and other activities on our website.  Based on the number of points accumulated, customers receive reward certificates on a quarterly basis that can be redeemed in our stores.  An estimate of the obligation related to the program, based on historical redemption rates, is recorded as a current liability and a reduction of net sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net sales, in the amount of and at the time of redemption of the reward certificate.  At February 1, 2014 and February 2, 2013, the amount recorded in current liabilities for reward certificates issued was inconsequential.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us.  Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as a current liability.

Gift card breakage revenue is recognized to the extent not required to be remitted to jurisdictions as unclaimed property and is based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.  Based on our analyses of redemption activity, we have determined the likelihood of redemption for gift cards 5 years after the date of initial issuance is remote.  For Fiscal 2014, Fiscal 2013 and Fiscal 2012, $0.2 million, $0.3 million and $0.2 million of breakage revenue, respectively, was recorded as other income and is included in the accompanying consolidated statements of operations as a reduction to store operating, selling and administrative expenses.  The net deferred revenue liability at February 1, 2014 and February 2, 2013 was $4.5 million and $3.9 million, respectively.

Inventory Valuation.

Inventories are valued using the lower of weighted average cost or market method.  Items are removed from inventory using the weighted average cost method.

Lower of Cost or Market:  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of February 1, 2014 and February 2, 2013, the accrual was $2.2 million and $2.3 million, respectively.  A determination of net realizable value requires significant judgment and estimates.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Store and distribution center physical counts are performed on a cyclical basis.  As of February 1, 2014 and February 2, 2013, the accrual was $1.3 million and $1.5 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 52.3%, 48.9% and 48.3% of our purchases for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.  Our second largest vendor in Fiscal 2014 represented 15.6%, 12.8% and 9.3% of our purchases while our third largest vendor in Fiscal 2014 represented 8.6%, 10.9% and 11.4% of our purchases for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

Consignment Inventories:  Consignment inventories, which are owned by the vendor but located in our stores, are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At February 1, 2014 and February 2, 2013, vendor-owned inventories held at our locations (and not reported as our inventory) were $1.1 million and $1.6 million, respectively.

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

Legal Proceedings and Claims.  Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets.  The likelihood of a material change in these estimated accruals is dependent on new claims as they may arise and the favorable or unfavorable outcome of a particular litigation.  As additional information becomes available, we assess the potential liability related to pending litigation and revise estimates as appropriate.  Such revisions in estimates of the potential liability could materially impact our results of operations and financial position.  See "Risk Factors."

Impairment of Long-Lived Assets.  We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of long-lived assets may be impaired and not recoverable.  Our policy is to adjust the remaining useful life of depreciable assets and to recognize any impairment loss on long-lived assets as a charge to current income when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Impairment is assessed considering the estimated undiscounted cash flows over the asset's remaining life.  If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on a comparison of the cost of the asset to fair value less any costs of disposition.  Evaluation of asset impairment requires significant judgment and estimates.  See "Risk Factors."

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

Stock-based compensation is expensed over the service period of the awards.  Performance-based awards are expensed based on the probability of achievement of the underlying target, which is estimated and adjusted as financial results dictate during the performance period.  The Black-Scholes valuation model requires the input of assumptions and estimates which are regularly evaluated and updated when applicable.  These include estimating the length of time vested stock options will be retained before being exercised (expected term), the estimated volatility of our common stock price over the expected term and the risk-free interest rate based on the annual continuously compounded risk-free rate with a term equal to the option's expected term.  In addition, we estimate the number of awards that will ultimately not complete their vesting requirements (forfeitures).

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

We also have financial institutions that are committed to provide loans under our revolving credit facilities.  There is a risk that these institutions cannot deliver against these obligations.  See "Risk Factors."

Interest Rate Risk

Our net exposure to interest rate risk results primarily from interest rate fluctuations on our credit facilities, which bears interest at a rate which varies with LIBOR, prime or federal funds rates.  At the end of Fiscal 2014 and Fiscal 2013, we had no borrowings outstanding under any credit facility, nor did we have any borrowings against either of the facilities during Fiscal 2014 and Fiscal 2013.

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

Item 8.  Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of our Company are included in response to this item:

• Report of Independent Registered Public Accounting Firm

• Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013

• Consolidated Statements of Operations for the fiscal year ended February 1, 2014, February 2, 2013 and January 28, 2012

• Consolidated Statements of Cash Flows for the fiscal year ended February 1, 2014, February 2, 2013 and January 28, 2012

• Consolidated Statements of Stockholders' Investment for the fiscal year ended February 1, 2014, February 2, 2013 and January 28, 2012

• Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
 Hibbett Sports, Inc.:

We have audited the accompanying consolidated balance sheets of Hibbett Sports, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the years in the three-year period ended February 1, 2014. We also have audited Hibbett Sports, Inc.'s internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hibbett Sports, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Hibbett Sports, Inc.'s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sports, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Hibbett Sports, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Birmingham, Alabama
March 31, 2014

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

ASSETS	February 1, 2014	February 2, 2013
Current Assets:
Cash and cash equivalents	$66,227	$76,911
Trade receivables, net	3,798	3,346
Accounts receivable, other	4,602	2,608
Inventories, net	226,545	221,378
Prepaid expenses and other	13,429	8,603
Deferred income taxes, net	9,048	8,768
Total current assets	323,649	321,614

Property and Equipment:
Land and building	6,280	245
Buildings under capital lease	3,247	2,662
Equipment	61,604	58,660
Equipment under capital lease	501	510
Furniture and fixtures	29,717	28,041
Leasehold improvements	72,216	68,661
Construction in progress	37,639	11,781
	211,204	170,560
Less accumulated depreciation and amortization	125,190	121,484
Net property and equipment	86,014	49,076

Deferred income taxes, net	3,497	4,085
Other assets, net	3,185	2,556
Total Assets	$416,345	$377,331

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$74,532	$102,021
Capital lease obligations	322	714
Accrued payroll expenses	8,464	8,112
Deferred rent	3,792	3,492
Other accrued expenses	4,304	4,376
Total current liabilities	91,414	118,715

Capital lease obligations	2,889	2,138
Deferred rent	13,803	12,006
Unrecognized tax benefits	1,738	3,027
Other liabilities, net	2,478	2,318
Total liabilities	112,322	138,204

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,202,486 and 37,846,321 shares issued at February 1, 2014 and February 2, 2013, respectively	382	378
Paid-in capital	154,533	140,423
Retained earnings	492,471	421,594
Treasury stock, at cost, 12,389,531 and 12,023,834 shares repurchased at February 1, 2014 and February 2, 2013, respectively	(343,363)	(323,268)
Total stockholders' investment	304,023	239,127
Total Liabilities and Stockholders' Investment	$416,345	$377,331

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	$851,965	$818,700	$732,645
Cost of goods sold, including distribution center and store occupancy costs	542,700	519,818	470,237
Gross profit	309,265	298,882	262,408

Store operating, selling and administrative expenses	181,527	169,872	155,672
Depreciation and amortization	13,847	13,029	13,205
Operating income	113,891	115,981	93,531

Interest income	11	14	25
Interest expense	(199)	(182)	(242)
Interest expense, net	(188)	(168)	(217)
Income before provision for income taxes	113,703	115,813	93,314

Provision for income taxes	42,826	43,231	34,254
Net income	$70,877	$72,582	$59,060

Basic earnings per share	$2.74	$2.78	$2.19
Diluted earnings per share	$2.70	$2.72	$2.15

Weighted average shares outstanding:
Basic	25,870	26,132	26,978
Diluted	26,266	26,638	27,506

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share information)

	Fiscal Year Ended
	February 1, 2014		February 2, 2013		January 28, 2012
Cash Flows From Operating Activities:
Net income	$	$ 70,877	$	$ 72,582	$	$ 59,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		13,847		13,029		13,205
Deferred and unrecognized income tax benefit, net		(73)		(1,507)		(46)
Excess tax benefit from stock option exercises		(4,357)		(4,002)		(1,834)
Loss on disposal and write-down of assets, net		173		68		151
Stock-based compensation		5,838		5,649		5,453
Changes in operating assets and liabilities:
Trade receivables, net		(452)		577		(633)
Accounts receivable, other		(1,993)		(408)		(105)
Inventories, net		(5,167)		(26,307)		(20,193)
Prepaid expenses and other		36		34		3,146
Other assets, net, non-current		(475)		(115)		(157)
Accounts payable		(27,489)		28,286		(2,251)
Deferred rent, non-current		1,798		435		(1,245)
Accrued expenses and other		738		(1,197)		370
Net cash provided by operating activities		53,301		87,124		54,921

Cash Flows From Investing Activities:
Purchase of investments, net		(704)		(530)		(481)
Capital expenditures		(50,507)		(21,970)		(12,997)
Proceeds from sale of property and equipment		221		182		103
Net cash used in investing activities		(50,990)		(22,318)		(13,375)

Cash Flows From Financing Activities:
Cash used for stock repurchases		(15,807)		(45,938)		(67,484)
Net payments on capital lease obligations		(268)		(181)		(311)
Excess tax benefit from stock option exercises		4,357		4,002		1,834
Cash used to settle net share equity awards		(4,288)		(3,914)		(1,129)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan		3,011		2,998		5,165
Net cash used in financing activities		(12,995)		(43,033)		(61,925)

Net (decrease) increase in cash and cash equivalents		(10,684)		21,773		(20,379)
Cash and cash equivalents, beginning of year		76,911		55,138		75,517
Cash and cash equivalents, end of year		$66,227		$76,911		$55,138

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest		$195		$178		$238
Income taxes, net of refunds		$42,276		$39,878		$30,788

Supplemental Schedule of Non-Cash Financing Activities:
Property and plant additions under capital lease		$1,086		$1,040		$-

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
(in thousands, except share information)

	Common Stock							Treasury Stock
	Number of Shares	Amount		Paid-In Capital		Retained Earnings		Number of Shares	Amount	Total Stockholders' Investment
Balance-January 29, 2011	37,130,646		$371		$114,568		$289,952	9,223	$(204,803)		$200,088
Net income	-		-		-		59,060	-	-		59,060
Issuance of shares through the Company's equity plans, including tax benefit of $1,834	367,482		4		6,995		-	-	-		6,999
Tax shortfall on release of restricted stock and option exercises	-		-		(51)		-	-	-		(51)
Adjustment to income tax benefit from exercises of employee stock options	-		-		814		-	-	-		814
Purchase of shares under the stock repurchase program	-		-		-		-	1,897,002	(68,613)		(68,613)
Stock-based compensation	-		-		5,453		-	-	-		5,453
Balance-January 28, 2012	37,498,128		375		127,779		349,012	11,120,040	(273,416)		203,750
Net income	-		-		-		72,582	-	-		72,582
Issuance of shares through the Company's equity plans, including tax benefit of $4,002	348,193		3		6,997		-	-	-		7,000
Adjustment to income tax benefit from exercises of employee stock options	-		-		(2)		-	-	-		(2)
Purchase of shares under the stock repurchase program	-		-		-		-	903,794	(49,852)		(49,852)
Stock-based compensation	-		-		5,649		-	-	-		5,649
Balance-February 2, 2013	37,846,321		378		140,423		421,594	12,023,834	(323,268)		239,127
Net income	-		-		-		70,877	-	-		70,877
Issuance of shares through the Company's equity plans, including tax benefit of $4,357	356,165		4		7,364		-	-	-		7,368
Adjustment to income tax benefit from exercises of employee stock options	-		-		908		-	-	-		908
Purchase of shares under the stock repurchase program	-		-		-		-	365,697	(20,095)		(20,095)
Stock-based compensation	-		-		5,838		-	-	-		5,838
Balance-February 1, 2014	38,202,486	$	$ 382	$	$ 154,533	$	$ 492,471	12,389,531	$(343,363)	$	$ 304,023

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett Sports, Inc. is an operator of sporting goods retail stores in small to mid-sized markets predominately in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  References to "we," "our," "us" and the "Company" refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.  Our fiscal year ends on the Saturday closest to January 31 of each year.  The consolidated statement of operations for Fiscal 2014 includes 52 weeks of operations while our consolidated statements of operations for Fiscal 2013 includes 53 weeks of operations and Fiscal 2012 includes 52 weeks of operations.  Our merchandise assortment features a core selection of brand name merchandise emphasizing athletic footwear, team sports equipment, athletic and fashion apparel and related accessories.  We complement this core assortment with a selection of localized apparel, footwear and accessories designed to appeal to a wide range of customers within each market.

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

Customers

No customer accounted for more than 5.0% of our net sales during the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012.

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

The following table presents the components of our advertising expense (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Gross advertising costs	$8,980	$9,554	$8,329
Advertising reimbursements	(3,335)	(4,002)	(3,748)
Net advertising costs	$5,645	$5,552	$4,581

Cost of Goods Sold

We include inbound freight charges, merchandise purchases, store occupancy costs and a portion of our distribution costs related to our retail business in cost of goods sold.  Costs associated with moving merchandise to and between stores are included in store operating, selling and administrative expenses.

Stock Repurchase Program

In November 2012, the Board of Directors (Board) authorized a Stock Repurchase Program (2012 Program) of $250.0 million to repurchase our common stock through January 29, 2016.  The 2012 Program replaced an existing plan that was adopted in November 2009 (2009 Program).  Stock repurchases may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.

Under the 2012 Program, we repurchased 0.4 million shares of our common stock during Fiscal 2014 at a cost of $20.1 million, including 0.1 million shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4.3 million.  Under both the 2012 Program and 2009 Program, we repurchased 0.9 million shares of our common stock during Fiscal 2013 at a cost of $49.9 million, including 0.1 million shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $3.9 million.

Historically, under all stock repurchase authorizations, we have repurchased a total of 12.4 million shares of our common stock at an approximate cost of $343.4 million as of February 1, 2014, and had approximately $229.6 million remaining under the 2012 Program for stock repurchase.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  We are exposed to credit risk in the event of default by our financial institutions where we maintain deposits to the extent the amount recorded on the consolidated balance sheet exceeds the FDIC insurance limits per institution.  Amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at February 1, 2014 and February 2, 2013 were $3.5 million and $3.6 million, respectively.

Investments

We hold investments in trust for the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) and the Hibbett Sports, Inc. Executive Voluntary Deferral Plan (Deferral Plan).  These are trading securities.  At February 1, 2014, we had $2.6 million of investments of which $0.5 million was included in prepaid expenses and other and $2.1 million was included in other assets, net.  At February 2, 2013, we had $1.9 million of investments included in other assets, net.  Net unrealized holding gains for Fiscal 2014 and Fiscal 2013 were $0.2 million and $0.1 million, respectively.

Trade and Other Accounts Receivable

Trade accounts receivable consist primarily of amounts due to us from sales to educational institutions for athletic programs.  We do not require collateral, and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant.  The allowance for doubtful accounts at February 1, 2014 and February 2, 2013 was $42,000.

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

Lower of Cost or Market:  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of February 1, 2014 and February 2, 2013, the accrual was $2.2 million and $2.3 million, respectively.  A determination of net realizable value requires significant judgment and estimates.

Shrinkage:  We accrue for inventory shrinkage based on the actual historical results of our physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Store and distribution center physical counts are performed on a cyclical basis.  As of February 1, 2014 and February 2, 2013, the accrual was $1.3 million and $1.5 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 52.3%, 48.9% and 48.3% of our purchases in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.  Our next largest vendor in Fiscal 2014 represented 15.6%, 12.8% and 9.3% of our purchases while our third largest vendor in Fiscal 2014 represented 8.6%, 10.9% and 11.4% of our purchases in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

Consignment Inventories:  Consignment inventories, which are owned by the vendor but located in our stores, are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At February 1, 2014 and February 2, 2013, vendor-owned inventories held at our locations (and not reported as our inventory) were $1.1 million and $1.6 million, respectively.

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

Construction in progress has historically been comprised primarily of property and equipment related to unopened stores and costs associated with technology upgrades at period-end.  At February 1, 2014, approximately 94% of the construction in progress balance was comprised of costs associated with our new wholesaling and logistics facility.  Information technology costs not associated with the new facility accounted for approximately 5% and unopened stores accounted for approximately 1% of the construction in progress balance on February 1, 2014.

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

In our consolidated statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current.  The liability for the current portion of unamortized landlord allowances was $3.1 million and $2.9 million at February 1, 2014 and February 2, 2013, respectively.  The liability for the long-term portion of unamortized landlord allowances was $10.5 million and $8.8 million at February 1, 2014 and February 2, 2013, respectively.  We estimate the non-cash portion of landlord allowances was $2.1 million and $1.1 million in Fiscal 2014 and Fiscal 2013, respectively.

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

We offer a customer loyalty program, the MVP Rewards program, whereby customers, upon registration, can earn points in a variety of ways, including store purchases, website surveys and other activities on our website.  Based on the number of points accumulated, customers receive reward certificates on a quarterly basis that can be redeemed in our stores.  An estimate of the obligation related to the program, based on historical redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the reward certificate.  At February 1, 2014 and February 2, 2013, the amount recorded in current liabilities for reward certificates issued was inconsequential.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us.  Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as a current liability.

Gift card breakage revenue is recognized to the extent not required to be remitted to jurisdictions as unclaimed property and is based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.  Based on our analyses of redemption activity, we have determined the likelihood of redemption for gift cards 5 years after the date of initial issuance is remote.  For Fiscal 2014, Fiscal 2013 and Fiscal 2012, $0.2 million, $0.3 million and $0.2 million of breakage revenue, respectively, was recorded in net income as other income and is included in the accompanying consolidated statements of operations as a reduction to store operating, selling and administrative expense.  The net deferred revenue liability at February 1, 2014 and February 2, 2013 was $4.5 million and $3.9 million, respectively.

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

Insurance Accrual

We are self-insured for a significant portion of our health insurance.  Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims experience.  The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions.  To minimize our potential exposure, we carry stop-loss insurance that reimburses us for losses over $0.2 million per covered person per year, limited to a lifetime maximum reimbursement of $2.0 million per covered person.  As of February 1, 2014 and February 2, 2013, the accrual for these liabilities was $0.8 million and $0.7 million, respectively, and was included in accrued expenses in the consolidated balance sheets.

We are also self-insured for our workers' compensation, property and general liability insurance up to an established deductible with a cumulative stop-loss on workers' compensation.  As of February 1, 2014 and February 2, 2013, the accrual for these liabilities (which is not discounted) was $0.3 million and $0.2 million, respectively, and was included in accrued expenses in the consolidated balance sheets.

Sales Returns

Net sales returns were $30.5 million for Fiscal 2014, $28.8 million for Fiscal 2013 and $25.7 million for Fiscal 2012.  The accrual for the effect of estimated returns was $0.4 million as of February 1, 2014 and February 2, 2013, and was included in accrued expenses in the consolidated balance sheets.  Determination of the accrual for estimated returns requires significant judgment and estimates.

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

NOTE 3.  STOCK-BASED COMPENSATION

At February 1, 2014, we had four stock-based compensation plans:

(a)	The Amended 2005 Equity Incentive Plan (EIP) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion. The EIP was adopted effective July 1, 2005 and authorizes grants of equity awards of up to 1,983,159 authorized but unissued shares of common stock. At February 1, 2014, there were 651,869 shares available for grant under the EIP.

(b)	The Amended 2005 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP was adopted effective July 1, 2005. At February 1, 2014, there were 77,253 shares available for purchase under the ESPP.

(c)	The Amended 2005 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options. The Deferred Plan was adopted effective July 1, 2005 and authorizes grants of stock up to 112,500 authorized but unissued shares of common stock. At February 1, 2014, there were 48,675 shares available for grant under the Deferred Plan.

(d)	The 2012 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors. The DEP was adopted effective May 24, 2012 and authorizes grants of equity awards of up to 500,000 authorized but unissued shares of common stock. At February 1, 2014, there were 473,235 shares available for grant under the DEP.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of February 1, 2014, we had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based units (PSUs) to our employees.  The annual grant made for Fiscal 2014, Fiscal 2013 and Fiscal 2012 to employees consisted solely of RSUs.  We have also awarded PSUs to our Named Executive Officers (NEOs) and expect the Compensation Committee of the Board will continue to grant PSUs to our NEOs in the future.

As of February 1, 2014, we had only granted awards in the form of stock, stock options and deferred stock units (DSUs) to our Board members.  Under the DEP, Board members currently receive an annual value of $75,000 worth of equity in the form of stock options or restricted stock units upon election to the Board and a value of $100,000 worth of equity in any form allowed within the DEP, for each full year of service, pro-rated for Directors who serve less than one full year.  The Chairman of the Board, Mr. Newsome, will receive an annual value of $150,000 worth of equity in any form he chooses allowed within the DEP beginning in Fiscal 2015.

The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Under the DEP, Directors have the option with certain equity forms to set vest dates.  Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.  All of our awards are classified as equity awards.

The compensation cost for these plans was as follows (in thousands):
	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Stock-based compensation expense by type:
Stock options	$358	$805	$460
Restricted stock units	5,250	4,715	4,857
Employee stock purchases	100	93	76
Director deferred compensation	130	36	60
Total stock-based compensation expense	5,838	5,649	5,453
Income tax benefit recognized	2,154	2,082	1,987
Stock-based compensation expense, net of income tax	$3,684	$3,567	$3,466

Stock-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses.  There is no capitalized stock-based compensation cost.

The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock unit awards vested during the period.  The actual income tax benefit realized for the deductions considered on our income tax returns for Fiscal 2014, Fiscal 2013 and Fiscal 2012 was from option exercises and restricted stock unit releases and totaled $6.5 million, $5.9 million and $3.2 million, respectively.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of our common stock on the date of grant.  Vesting and expiration provisions vary between equity plans, but options granted awarded to employees under the EIP typically vest over a four or five-year period in equal installments beginning on the first anniversary of the grant date and typically expire on the eighth or tenth anniversary of the date of grant.  Grants awarded to outside directors under the DEP and Deferred Plan vest immediately upon grant and expire on the tenth anniversary of the date of grant.

Following is the weighted average fair value of each option granted during Fiscal 2014.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for each period:

	Quarter Ended
	May 4, 2013		August 3, 2013	November 2, 2013	February 1, 2014
Grant date	Mar 19	Mar 31	Jun 30	Sep 30	Dec 31
Exercise price	$54.06	$56.27	$55.57	$56.11	$67.15
Weighted average fair value at date of grant	$17.50	$17.98	$17.40	$21.51	$26.10
Expected option life (years)	4.71	4.71	4.71	5.18	5.18
Expected volatility	36.96%	36.47%	34.38%	41.03%	40.95%
Risk-free interest rate	0.74%	0.72%	1.31%	1.43%	1.79%
Dividend yield	None	None	None	None	None

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

Activity for our option plans during Fiscal 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at February 2, 2013	342,173	$27.34	5.29	$8,875
Granted	19,928	54.74
Exercised	(118,075)	22.34
Forfeited, cancelled or expired	-	-
Options outstanding at February 1, 2014	244,026	$31.99	5.69	$6,841

Exercisable at February 1, 2014	244,026	$31.99	5.69	$6,841

The weighted average grant-date fair value of options granted during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $17.97, $19.39 and $12.95, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $0.4 million, $0.8 million and $0.5 million, respectively, before the recognized income tax benefit of $0.1 million, $0.3 million and $0.2 million, respectively.

The total intrinsic value of stock options exercised during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $6.8 million, $4.0 million and $5.3 million, respectively.  The total cash received from these stock option exercises during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $2.6 million, $2.7 million and $4.9 million, respectively.  Excess income tax proceeds from stock option exercises are included in cash flows from financing activities as required by ASC Topic 230, Statement of Cash Flows.  As of February 1, 2014, there was no unrecognized compensation cost related to nonvested stock options.

Restricted Stock and Performance-Based Units

RSUs and PSUs are granted with a fair value equal to the closing market price of our common stock on the date of grant.  All PSUs have been awarded in the form of restricted stock units.  Compensation expense is recorded straight-line over the vesting period and, in the case of PSUs, at the estimated percent of achievement.  Restricted stock unit awards to our employees generally cliff vest in four years from the date of grant for those awards that are not performance-based.  If a Director chooses to receive their annual equity award in stock and he or she sets the vesting period in the future, then the form of stock is a DSU.  PSUs provide for awards based on achievement of certain predetermined corporate performance goals and cliff vest in one to five years from the date of grant after achievement of stated performance criterion and upon meeting stated service conditions.

The following table summarizes the restricted stock unit awards activity under all of our plans during Fiscal 2014:

	RSUs		PSUs		Totals
	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted stock unit awards outstanding at February 2, 2013	378,366	$29.00	265,700	$27.66	644,066	$28.45
Granted	70,603	54.17	36,700	54.06	107,303	54.13
PSU multiplier earned (1)	-	-	28,650	18.46	28,650	18.46
Vested	(117,862)	18.27	(110,000)	17.01	(227,862)	17.66
Forfeited, cancelled or expired	(10,790)	37.98	-	-	(10,790)	37.98
Restricted stock unit awards outstanding at February 1, 2014	320,317	$38.20	221,050	$33.55	541,367	$36.30

(1)            PSU multiplier earned represents the net additional RSUs awarded to our NEOs above and below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant.

The weighted average grant date fair value of our RSUs granted was $54.13, $52.26 and $31.31 for Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.  There were 107,303, 104,417 and 156,143 RSUs awarded during Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $5.3 million, $4.7 million and $4.9 million, respectively, before the recognized income tax benefit of $2.0 million, $1.8 million and $1.8 million, respectively.

During Fiscal 2014, RSU awards of 227,862 unit awards, including 110,000 awards that were PSUs, vested with an intrinsic value of $11.6 million.  The total intrinsic value of our RSU awards outstanding and unvested at February 1, 2014, February 2, 2013 and January 28, 2012 was $32.5 million, $34.3 million and $36.9 million, respectively.  As of February 1, 2014, there was approximately $8.5 million of total unamortized unrecognized compensation cost related to RSU awards.  This cost is expected to be recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plan

The Company's ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employee purchases of common stock and the average price per share through the ESPP were as follows:

Fiscal Year Ended	Shares Purchased	Average Price Per Share
February 1, 2014	8,066	$46.39
February 2, 2013	7,596	$43.45
January 28, 2012	9,184	$29.76

The assumptions used in the option pricing model were as follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Weighted average fair value at date of grant	$12.47	$12.37	$8.23
Expected life (years)	0.25	0.25	0.25
Expected volatility	34.4% - 41.0%	39.7% - 42.6%	43.6% - 45.2%
Risk-free interest rate	0.01% - 0.05%	0.02% - 0.10%	0.04% - 0.10%
Dividend yield	None	None	None

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of ASC Topic 718 as it relates to accounting for certain employee stock purchase plans with a look-back option.  The compensation expense included in store operating, selling and administrative expenses and recognized during each of Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $0.1 million.

Director Deferred Compensation

Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their Board and Board Committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into our common stock are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, Board and Board Committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  A total of 2,215, 646 and 1,561 stock units were deferred under this plan in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.  One director has elected to defer compensation into stock units in calendar 2014.

The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $130,000, $36,000 and $60,000, respectively, before the recognized income tax benefit of $49,000, $14,000 and $22,000, respectively.

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

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net income	$70,877	$72,582	$59,060

Weighted average number of common shares outstanding	25,870	26,132	26,978
Dilutive stock options	96	372	177
Dilutive restricted stock units	300	134	351
Weighted average number of common shares outstanding and dilutive shares	26,266	26,638	27,506

Basic earnings per share	$2.74	$2.78	$2.19
Diluted earnings per share	$2.70	$2.72	$2.15

In calculating diluted earnings per share for Fiscal 2014, Fiscal 2013 and Fiscal 2012, there were no options to purchase shares of common stock outstanding as of the end of the period that were excluded in the computations of diluted earnings per share due to their anti-dilutive effect.

We excluded 34,550 nonvested stock awards granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to performance-based annual vesting conditions which had not been achieved by the end of Fiscal 2014.  Assuming the performance criteria had been achieved at target as of February 1, 2014, the incremental dilutive impact would have been 12,242 shares.

NOTE 5.  DEBT

At February 1, 2014, we had two unsecured credit facilities, which are renewable in August 2014 and November 2014.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during Fiscal 2014, nor was there any debt outstanding under either of these facilities at February 1, 2014.  At February 1, 2014, a total of $80.0 million was available to us from these facilities.

At February 2, 2013, we had two unsecured credit facilities, which were renewable in August 2013 and November 2013.  The August facility allowed for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.50% or LIBOR.  The November facility allowed for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we did not pay commitment fees and were not subject to covenant requirements.  We did not have any borrowings against either of these facilities during Fiscal 2013, nor was there any debt outstanding under either of these facilities at February 2, 2013.

NOTE 6.  LEASES

We have entered into capital leases for certain property and transportation equipment.  At February 1, 2014, the total capital lease obligation was $3.2 million, of which $0.3 million was classified as a short-term liability and included in capital lease obligations and $2.9 million was classified as a long-term liability as obligations under capital leases in our consolidated balance sheet.  At February 2, 2013, the total capital lease obligation was $2.8 million, of which $0.7 million was classified as a short-term liability and included in capital lease obligations and $2.1 million was classified as a long-term liability as obligations under capital leases in our consolidated balance sheet.  The cost basis of total assets under capital leases at February 1, 2014 and February 2, 2013 was $3.7 million and $3.2 million, respectively, with accumulated amortization at February 1, 2014 and February 2, 2013 of $0.8 million and $0.5 million, respectively.  Amortization expense related to assets under capital leases was $0.3 million, $0.2 million and $0.3 million in Fiscal 2014, Fiscal 2013 and Fiscal 2012, respectively.

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

In February 1996, we entered into a sale-leaseback transaction to finance our distribution center and office facilities.  In December 1999, the related operating lease was amended to include the Fiscal 2000 expansion of these facilities.  The amended lease rate is $0.9 million per year and can increase annually with the Consumer Price Index.  This lease will expire in December 2014.   Future minimum lease payments under this non-cancelable lease aggregate approximately $0.9 million.  The transaction is also subject to quarterly financial covenants based on certain ratios.

During Fiscal 2014, we increased our lease commitments by a net of 54 retail stores, each having initial lease termination dates between April 2018 and April 2024 as well as various office and transportation equipment.  At February 1, 2014, the future minimum lease payments under capital leases and the present value of such payments, and the future minimum lease payments under our operating leases, excluding maintenance, insurance and real estate taxes, including the net 54 operating leases added during Fiscal 2014, were as follows (in thousands):

	Capital	Operating	Total
Fiscal 2015	$619	$50,162	$50,781
Fiscal 2016	623	39,836	40,459
Fiscal 2017	632	31,704	32,336
Fiscal 2018	632	23,760	24,392
Fiscal 2019	627	16,668	17,295
Thereafter	1,691	29,941	31,632
Total minimum lease payments	4,824	192,071	196,895
Less amount representing interest	1,613	-	1,613
Present value of total minimum lease payments	$3,211	$192,071	$195,282

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Minimum rentals	$44,984	$40,075	$37,971
Contingent rentals	5,280	6,331	5,767
	$50,264	$46,406	$43,738

NOTE 7.  DEFINED CONTRIBUTION BENEFIT PLANS

We maintain the Hibbett Sports, Inc. 401(k) Plan (401(k) Plan) for the benefit of our employees.  The 401(k) Plan covers all employees who have completed one year of service, worked 1,000 hours and who are at least 18 years of age.  Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law.  These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the 401(k) Plan.  The Company's contribution to the 401(k) Plan equals (1) an amount determined at the discretion of the Board of Directors plus (2) a matching contribution equal to a discretionary percentage of up to 6.0% of a participant's compensation.  For Fiscal 2014, Fiscal 2013 and Fiscal 2012, we matched $0.75 for each dollar of compensation deferred by the employees up to 6.0% of compensation.  Contribution expense incurred under the 401(k) Plan for Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $0.8 million.

We maintain the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under our existing 401(k) Plan has been limited because of certain restrictions applicable to qualified plans.  The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation and receive an employer matching contribution equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 4.5% of compensation and subject to Board discretion.  The matching contribution for Fiscal 2015 has been set by the Board to equal no more than $0.75 for each dollar of compensation deferred under both the 401(k) Plan and the Supplemental Plan up to 6.0% of compensation.  Contribution expense incurred under the Supplemental Plan for Fiscal 2014, Fiscal 2013 and Fiscal 2012 was $0.1 million, $0.1 million and $0.2 million, respectively.  The Supplemental Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

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

NOTE 8.  RELATED-PARTY TRANSACTIONS

The Company leases one store under a lease arrangement with AL Florence Realty Holdings 2010, LLC, a wholly-owned subsidiary of Books-A-Million, Inc., (BAMM). One of our Directors, Terrance G. Finley is an executive officer and stockholder of BAMM and another Director, Albert C. Johnson, is a Director and stockholder of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy and the lease termination date is February 2017.  In Fiscal 2014 and Fiscal 2013, minimum lease payments were $0.1 million.  In Fiscal 2012, there were no minimum annual lease payments.  Minimum lease payments remaining under this lease at February 1, 2014 were $0.3 million.

NOTE 9.  INCOME TAXES

A summary of the components of the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Federal:
Current	$37,313	$39,511	$30,529
Deferred	312	(1,418)	26
	37,625	38,093	30,555
State:
Current	5,205	5,355	3,820
Deferred	(4)	(217)	(121)
	5,201	5,138	3,699
Provision for income taxes	$42,826	$43,231	$34,254

A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before provision for income taxes follows:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
Effect of state income taxes, net of federal benefits	2.81	2.76	2.61
Other, net	(0.15)	(0.43)	(0.90)
	37.66%	37.33%	36.71%

In accordance with ASC Topic 740, Income Taxes, deferred income taxes on the consolidated balance sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes.  The components of the deferred income taxes, net, are as follows (in thousands):

	February 1, 2014		February 2, 2013
	Current	Non-current	Current	Non-current
Deferred rent	$1,452	$5,193	$1,406	$4,834
Inventories	4,649	-	4,439	-
Accruals	3,068	1,605	2,980	1,672
Stock-based compensation	1,267	4,118	1,308	4,148
Other	17	2	17	1
Total deferred tax assets	10,453	10,918	10,150	10,655

Accumulated depreciation and amortization	-	(7,289)	-	(6,414)
Prepaid expenses	(927)	-	(901)	-
Accruals	(42)	-	(58)	-
State taxes	(436)	(132)	(423)	(156)
Total deferred tax liabilities	(1,405)	(7,421)	(1,382)	(6,570)
Deferred income taxes, net	$9,048	$3,497	$8,768	$4,085

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

We apply the provisions of ASC Subtopic 740-10 in accounting for uncertainty in income taxes.  In accordance with ASC Subtopic 740-10, we recognize a tax benefit associated with an uncertain tax position when, in our judgment based on technical merits, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation.  Such adjustments are recognized entirely in the period in which they are identified.  Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

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

A reconciliation of the unrecognized tax benefit under ASC Topic 740 follows (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Unrecognized tax benefits - beginning of year	$2,708	$2,604	$3,887
Gross increases - tax positions in prior period	245	55	31
Gross decreases - tax positions in prior period	(964)	(42)	(1,412)
Gross increases - tax positions in current period	277	278	496
Settlements	(517)	-	(230)
Lapse of statute of limitations	(210)	(187)	(168)
Unrecognized tax benefits - end of year	$1,539	$2,708	$2,604

We classify interest and penalties recognized on unrecognized tax benefits as income tax expense.  We have accrued interest and penalties in the amount of $0.2 million, $0.3 million and $0.3 million as of February 1, 2014, February 2, 2013 and January 28, 2012, respectively.  During Fiscal 2014, Fiscal 2013 and Fiscal 2012, we recorded ($43,000), $0.1 million and $0.1 million, respectively, for the accrual of interest and penalties in the consolidated statement of operations

Of the unrecognized tax benefits as of February 1, 2014, February 2, 2013 and January 28, 2012, $1.0 million, $1.1 million and $1.1 million, respectively, if recognized, would affect our effective income tax rate.

On September 13, 2013, the U.S. Treasury Department and the Internal Revenue Service issued final Tangible Property Regulations (TPR) under Internal Revenue Code (IRC) Section 162 and IRC Section 263(a).  The regulations are not effective until tax years beginning on or after January 1, 2014; however, certain portions may require an accounting method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes.

The accounting rules under ASC 740 treat the release of the regulations as a change in tax law as of the date of issuance and required us to determine the impact on our financial statements for the period ended February 1, 2014.  Any such impact of the final tangible property regulations would affect temporary deferred taxes only and result in a balance sheet reclassification between current and deferred taxes.  We have analyzed the impact of the TPR and concluded that the impact is not material.  We will continue to monitor the impact of any future changes to the TPR on us prospectively.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Annual Bonuses and Equity Incentive Awards

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At February 1, 2014 and February 2, 2013, there was $4.0 million and $4.3 million, respectively, of annual bonus-related expense included in accrued expenses.

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

Legal Proceedings and Other Contingencies

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved. At February 1, 2014 and February 2, 2013, we estimated that the liability related to these matters was approximately $0.2 million and $0.3 million, respectively, and accordingly, we accrued $0.2 million and $0.3 million, respectively, as a current liability in our consolidated balance sheets.

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

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated financial data for the quarters indicated (dollar amounts in thousands, except per share amounts):

	Fiscal Year Ended February 1, 2014
	First	Second	Third	Fourth
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Net sales	$239,993	$186,235	$207,971	$217,767
Gross profit	$90,877	$63,927	$76,488	$77,973
Operating income	$42,439	$16,966	$27,443	$27,042
Net income	$26,214	$10,542	$17,250	$16,870

Basic earnings per share	$1.01	$0.41	$0.67	$0.65
Diluted earnings per share	$1.00	$0.40	$0.66	$0.64

	Fiscal Year Ended February 2, 2013
	First	Second	Third	Fourth
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
Net sales	$232,914	$165,445	$202,934	$217,407
Gross profit	$88,428	$56,525	$75,440	$78,489
Operating income	$42,399	$12,377	$30,300	$30,906
Net income	$26,363	$7,895	$18,965	$19,359

Basic earnings per share	$1.00	$0.30	$0.73	$0.75
Diluted earnings per share	$0.98	$0.30	$0.71	$0.73

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	February 1, 2014			February 2, 2013
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$509	$-	$-	$-	$-	$-
Long-term investments	2,107	-	-	1,912	-	-
Total investments	$2,616	$-	$-	$1,912	$-	$-

Short-term investments are reported in prepaid and other while long-term investments are reported in other assets in our consolidated balance sheets.

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

As of February 1, 2014, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of February 1, 2014.

(b)  Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2014, based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 1, 2014.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on the Company's internal control over financial reporting as of February 1, 2014 included in Item 8 herein.

(c)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics (Code) for all Company employees, including our Named Executive Officers as determined for our Proxy Statement for the 2014 Annual Meeting of Stockholders (Proxy Statement) to be held on May 29, 2014.  We have also adopted a set of Corporate Governance Guidelines (Guidelines) and charters for all of our Board Committees, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for Senior Executive and Financial Officers as well as any change or amendments to our Guidelines or committee charters by posting such information on our website.  The Code, Guidelines and charters are posted on our website, www.hibbett.com under "Investor Relations."

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

Equity Compensation Plan Information (1)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	789,815	$31.99	1,251,032
Equity compensation plans not approved by security holders	-	-	-
TOTAL	789,815	$31.99	1,251,032

(1)    Information presented as of February 1, 2014.
(2)	Includes 312,679 RSUs and 221,050 PSUs that may be awarded if specified targets and/or service periods are met. It also includes 12,060 DSUs. The weighted average exercise price of outstanding options does not include these awards.
(3)	Includes 77,253 shares remaining under our ESPP and 48,675 shares remaining under our DEP without consideration of shares subject to purchase in the purchasing period ending March 31, 2014.

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

The following Financial Statements and Supplementary Data of the Registrant and Independent Registered Public Accounting Firm's Report on such Financial Statements are incorporated by reference from the Registrant's 2014 Annual Report to Stockholders, in Part II, Item 8:

		Report of Independent Registered Public Accounting Firm	37
		Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013	38

2.	Financial Statement Schedules.

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

Material Contracts
10.1
Master Note – Regions Bank Line of Credit; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2013..

10.2	Amendment No. 6 to Loan Documents; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013.
10.3	Executive Transition Agreement and General Release between Michael J. Newsome and Hibbett Sporting Goods, Inc.; attached as Exhibit 10.3 to this Annual Report on Form 10-K.
10.4
Hibbett Sports, Inc. Non-Employee Director Equity Plan; incorporated by reference as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.

10.5
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

Annual Report to Security Holders
13.1	Fiscal 2014 Annual Report to Stockholders.

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
4)    Hibbett Capital Management, Inc., a Nevada Corporation
5)    Sports Holdings, Inc., a Nevada Corporation
6)    Gift Card Services, LLC., a Virginia Limited Liability Company
7)    Hibbett.com, Inc., a Nevada Corporation
8)    Hibbett Wholesale, Inc., an Alabama Corporation
9)  Hibbett Holdings, LLC, an Alabama Limited Liability Company

Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (filed herewith)

Interactive Data Files
101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended February 1, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Audited Consolidated Balance Sheets at February 1, 2014 and February 2, 2013; (ii) the Audited Consolidated Statements of Operations for the fiscal year ended February 1, 2014, February 2, 2013 and January 28, 2012; (iii) the Audited Consolidated Statements of Cash Flows for the fiscal year ended February 1, 2014, February 2, 2013 and January 28, 2012; (vi) the Audited Statements of Stockholders' Investment for the fiscal year ended February 1, 2014, February 2, 2013 and January 28, 2012; (v) the Notes to Audited Consolidated Financial Statements.

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

HIBBETT SPORTS, INC.

Date: March 31, 2014	By:	/s/ Scott J. Bowman
Scott J. Bowman
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffry O. Rosenthal	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2014
Jeffry O. Rosenthal

/s/ Scott J. Bowman	Senior Vice President and Chief Financial	March 31, 2014
Scott J. Bowman	Officer (Principal Financial and Accounting Officer)

/s/ Michael J. Newsome	Chairman of the Board	March 31, 2014
Michael J. Newsome

/s/ Alton E. Yother	Lead Director	March 31, 2014
Alton E. Yother

/s/ Jane F. Aggers	Director	March 31, 2014
Jane F. Aggers

/s/ Anthony F. Crudele	Director	March 31, 2014
Anthony F. Crudele

/s/ Terrance G. Finley	Director	March 31, 2014
Terrance G. Finley

/s/ Albert C. Johnson	Director	March 31, 2014
Albert C. Johnson

/s/ Carl Kirkland	Director	March 31, 2014
Carl Kirkland

/s/ Ralph T. Parks	Director	March 31, 2014
Ralph T. Parks

/s/ Thomas A. Saunders III	Director	March 31, 2014
Thomas A. Saunders III