Form 10-Q
period 2014-05-03
HIBBETT SPORTS INC
filed 2014-06-09
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

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

Shares of common stock, par value $.01 per share, outstanding as of June 5, 2014, were 25,607,245 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	May 3, 2014	February 1, 2014
Current Assets:
Cash and cash equivalents	$110,275	$66,227
Inventories, net	206,338	226,545
Other current assets	22,969	30,877
Total current assets	339,582	323,649

Property and equipment	218,177	211,204
Less accumulated depreciation and amortization	126,861	125,190
Property and equipment, net	91,316	86,014

Other assets, net	6,195	6,682
Total Assets	$437,093	$416,345

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$68,970	$74,532
Accrued payroll expenses	8,318	8,464
Deferred rent	4,059	3,792
Short-term capital lease obligations	391	322
Other accrued expenses	11,475	4,304
Total current liabilities	93,213	91,414

Deferred rent	13,962	13,803
Other liabilities, net	7,493	7,105
Total liabilities	114,668	112,322

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,432,794 and 38,202,486 shares issued at May 3, 2014 and February 1, 2014, respectively	384	382
Paid-in capital	159,862	154,533
Retained earnings	520,859	492,471
Treasury stock, at cost; 12,666,974 and 12,389,531 shares repurchased at May 3, 2014 and February 1, 2014, respectively	(358,680)	(343,363)
Total stockholders' investment	322,425	304,023
Total Liabilities and Stockholders' Investment	$437,093	$416,345

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net sales	$261,909	$239,993
Cost of goods sold, including wholesale, logistics and store occupancy costs	163,713	149,116
Gross profit	98,196	90,877

Store operating, selling and administrative expenses	48,952	45,113
Depreciation and amortization	3,580	3,325
Operating income	45,664	42,439

Interest expense, net	73	45
Income before provision for income taxes	45,591	42,394

Provision for income taxes	17,203	16,180
Net income	$28,388	$26,214

Earnings per share:
Basic	$1.10	$1.01
Diluted	$1.09	$1.00

Weighted average shares outstanding:
Basic	25,846	25,906
Diluted	26,131	26,328

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Cash Flows From Operating Activities:
Net income	$28,388	$26,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,580	3,325
Stock-based compensation	2,517	2,367
Other non-cash adjustments to net income	(188)	(1,860)
Decrease in inventories, net	20,207	15,883
Decrease in prepaid expenses	14,181	13,820
Decrease in accounts payable	(7,691)	(18,552)
Changes in other operating assets and liabilities	2,488	(4,879)
Net cash provided by operating activities	63,482	36,318

Cash Flows From Investing Activities:
Capital expenditures	(6,480)	(8,195)
Other, net	(364)	(189)
Net cash used in investing activities	(6,844)	(8,384)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(10,776)	(1,188)
Payments on capital lease obligations	(86)	(67)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	209	559
Other, net	(1,937)	(961)
Net cash used in financing activities	(12,590)	(1,657)

Net increase in cash and cash equivalents	44,048	26,277
Cash and cash equivalents, beginning of period	66,227	76,911
Cash and cash equivalents, end of period	$110,275	$103,188

Supplemental Disclosure
Increase in equipment and accounts payable for capital purchases	2,129	-

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.            Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (including the condensed consolidated balance sheet as of February 1, 2014, which has been derived from audited financial statements) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  References to "we," "our," "us" and the "Company" refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed on March 31, 2014.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of May 3, 2014 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed on March 31, 2014.

2.            Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of May 3, 2014, there were no new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed on March 31, 2014.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of May 3, 2014 and February 1, 2014 (in thousands):

	May 3, 2014			February 1, 2014
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$602	$-	$-	$509	$-	$-
Long-term investments	2,421	-	-	2,107	-	-
Total investments	$3,023	$-	$-	$2,616	$-	$-

  Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.            Debt

At May 3, 2014, we had two unsecured credit facilities, which are renewable annually in August and November.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during the thirteen weeks ended ended May 3, 2014, nor was there any debt outstanding under either of these facilities at May 3, 2014.  At May 3, 2014, a total of $80.0 million was available to us from these facilities.

At February 1, 2014, we had the same two unsecured facilities and corresponding terms as listed above.  We did not have any borrowings against either of these facilities during Fiscal 2014, nor was there any debt outstanding under either of these facilities at February 1, 2014.

5.            Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen weeks ended May 3, 2014 and May 4, 2013 were as follows (in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Stock-based compensation expense by type:
Stock options	$412	$309
Restricted stock unit awards, including performance-based	2,051	1,986
Employee stock purchases	37	42
Director deferred compensation	17	30
Total stock-based compensation expense	2,517	2,367
Income tax benefit recognized	933	876
Stock-based compensation expense, net of income tax	$1,584	$1,491

In the thirteen weeks ended May 3, 2014 and May 4, 2013, we granted the following equity awards:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Stock options	16,996	17,623
Restricted stock unit awards	62,503	62,625
Performance-based restricted stock unit awards	25,300	36,700
Deferred stock units	10,006	6,897

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), a total of 1,759 and 2,312 shares of our common stock were awarded during the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively, as part of the annual equity award to directors in the first quarter.  In addition, under our employee stock purchase plan, our employees purchased 3,101 and 3,481 shares of our common stock during the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen weeks ended May 3, 2014 was $24.22 per share. The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $15.19, and the weighted-average price paid by our employees for shares of our common stock was $44.95 during the thirteen weeks ended May 3, 2014.

The weighted-average grant date fair value of stock options granted during the thirteen weeks ended May 4, 2013 was $17.52 per share. The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $12.04 and the weighted-average price paid by our employees for shares of our common stock was $44.80 during the thirteen weeks ended May 4, 2013.

At May 3, 2014, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $11.2 million and the weighted-average period over which such awards are expected to be recognized was 2.8 years.  There are no future compensation costs related to nonvested stock options to be recognized at May 3, 2014.

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

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Weighted-average shares used in basic computations	25,846	25,906
Dilutive equity awards	285	422
Weighted-average shares used in diluted computations	26,131	26,328

For the thirteen weeks ended weeks ended May 3, 2014 and May 4, 2013, no options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We excluded 47,340 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by May 3, 2014.  Assuming the performance-criteria had been achieved as of May 3, 2014, the incremental dilutive impact would have been 16,618 shares.

7.            Stock Repurchase Activity

In November 2012, the Board of Directors (Board) authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through January 29, 2016. The Program replaced an existing program (Former Program) and authorizes repurchases of our common stock in open market or negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.  In addition to the Program, we also acquire shares of our common stock from holders of restricted stock unit awards to satisfy tax withholding requirements due at vesting.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program authorization.

During the thirteen weeks ended May 3, 2014, we repurchased 277,443 shares of our common stock at a cost of $15.3 million, including 79,443 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4.5 million.  We repurchased 99,430 shares of our common stock during the thirteen weeks ended May 4, 2013 at a cost of $5.4 million, including 76,924 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4.3 million.

As of May 3, 2014, we had approximately $218.8 million remaining under the Program for stock repurchase.

8.            Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At May 3, 2014, the total capital lease obligations were $3.5 million, of which $0.4 million was included in short-term capital lease obligations and $3.1 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At February 1, 2014, the total capital lease obligation was $3.2 million, of which $0.3 million was included in short-term capital lease obligations and $2.9 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended May 3, 2014, we opened 16 stores and closed 4 stores increasing our lease commitments by a net of 12 retail stores. The stores we opened have initial lease termination dates between February 2019 and June 2024.  At May 3, 2014, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital and operating leases, were as follows (in thousands):

	Capital	Operating	Total
Remaining Fiscal 2015	$509	$38,597	$39,106
Fiscal 2016	681	42,865	43,546
Fiscal 2017	691	34,414	35,105
Fiscal 2018	691	26,189	26,880
Fiscal 2019	685	18,761	19,446
Fiscal 2020	658	11,341	11,999
Thereafter	1,101	21,575	22,676
Total minimum lease payments	5,016	193,742	198,758
Less amount representing interest	1,551	-	1,551
Present value of total minimum lease payments	$3,465	$193,742	$197,207

Included in the above table are future minimum lease payments on our distribution center which aggregate approximately $0.6 million.  The related operating lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At May 3, 2014 and February 1, 2014, there was $1.2 million and $4.0 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

No material amounts were accrued at May 3, 2014 or February 1, 2014 pertaining to legal proceedings or other contingencies.

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

At May 3, 2014, it is reasonably possible that our liability for unrecognized tax benefits will decrease in the next 12 months between $0.4 million and $0.5 million resulting from a settlement with a state taxing authority.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2011 or by most state taxing jurisdictions for years prior to Fiscal 2010.

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

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and prospects may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under "Risk Factors," "Business" and "Properties" in our Form 10-K for the fiscal year ended February 1, 2014 filed with the Securities and Exchange Commission on March 31, 2014.  You should also read such information in conjunction with our unaudited condensed financial statements and related notes and "Management Discussion and Analysis of Financial Condition and Results of Operations" in this report.

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

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  We believe Hibbett Sports stores are typically the primary sporting goods retailers in smaller markets due to the extensive selection of premium brand name merchandise, availability of local merchandise, an emphasis on team sports and a high level of customer service.   As of May 3, 2014, we operated a total of 939 retail stores in 31 states composed of 921 Hibbett Sports stores and 18 Sports Additions athletic shoe stores.

The Hibbett Sports store is our primary retail format and growth vehicle and is an approximately 5,000 square foot store located primarily in strip centers which are frequently influenced by a Wal-Mart store.  Approximately 81% of our Hibbett Sports store base is located in strip centers, which include free-standing stores, while approximately 19% of our Hibbett Sports store base is located in enclosed malls.  We expect to continue our store base growth in strip centers versus enclosed malls.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statement of operations for fiscal year ending January 31, 2015 and February 1, 2014 will include 52 weeks of operations.  We became a public company in October 1996 and are currently incorporated under the laws of the State of Delaware as Hibbett Sports, Inc.

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  During the thirteen weeks ended May 3, 2014, 851 stores were included in comparable store net sales.

Executive Summary

Net sales for the thirteen weeks ended May 3, 2014, increased 9.1% to $261.9 million compared with $240.0 million for the thirteen weeks ended May 4, 2013.  The net sales increase was attributable to new stores and comparable store sales.  Comparable store sales increased 4.1%, driven by strong performances in footwear and activewear, offset by weaker performance in licensed products and equipment.  Gross profit was negatively impacted by promotional activity related to the management of inventory levels and transitional costs related to our new wholesale and logistics facility.

During the first quarter of Fiscal 2015, we opened 16 new stores, expanded 4 high performing stores and closed 4 underperforming stores, bringing the store base to 939 in 31 states as of May 3, 2014.  We ended the first quarter of Fiscal 2015 with $110.3 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 227,443 shares of our common stock for a total expenditure of $15.3 million during the thirteen weeks ended May 3, 2014.

Significant Accounting Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our significant accounting policies and estimates are described more fully in the Annual Report on Form 10-K for the fiscal year ended February 1, 2014, and filed on March 31, 2014.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended May 3, 2014, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Statements of Operations
Net sales increase	9.1%	3.0%
Comparable store sales increase	4.1%	0.8%
Gross profit (as a % to net sales)	37.5%	37.9%
Store operating, selling and administrative expenses (as a % to net sales)	18.7%	18.8%
Depreciation and amortization (as a % to net sales)	1.4%	1.4%
Provision for income taxes (as a % to net sales)	6.6%	6.7%
Net income (as a % to net sales)	10.8%	10.9%

Earnings per diluted share	$1.09	$1.00
Weighted-average dilutive shares (in thousands)	26,131	26,328

Balance Sheets
Ending cash and cash equivalents (in thousands)	$110,275	$103,188
Average inventory per store	$219,742	$233,782

Store Information
Beginning of period	927	873
New stores opened	16	9
Stores closed	(4)	(3)
End of period	939	879

Stores expanded	4	5
Estimated square footage at end of period (in thousands)	5,408	5,054

Share Repurchase Activity
Shares purchased	277,443	99,430
Cost (in thousands)	$15,317	$5,440

Thirteen Weeks Ended May 3, 2014 Compared to Thirteen Weeks Ended May 4, 2013

Net sales.  Net sales increased $21.9 million, or 9.1%, to $261.9 million for the thirteen weeks ended May 3, 2014 from $240.0 million for the comparable period in the prior year.  Furthermore:

•	We opened 16 Hibbett Sports stores, expanded 4 high performing stores and closed 4 underperforming stores.
•	Comparable store sales increased 4.1%, driven by footwear and activewear.
•	Footwear was driven by basketball, while activewear was driven by branded apparel. Licensed products were weaker mainly due to headwear and college special event sales.

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $98.2 million, or 37.5% of net sales, in the thirteen weeks ended May 3, 2014, compared with $90.9 million, or 37.9% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Product margin decreased 44 basis points as a percentage of net sales primarily due to promotional activity related to the management of inventory levels.

•	Wholesale and logistics expenses increased 11 basis points as a percentage of net sales mainly due to expenses associated with transition to our new facility.
•	Store occupancy expense decreased 17 basis points as a percentage of net sales mainly due to higher comparable sales which leveraged rent expense.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $49.0 million, or 18.7% of net sales, for the thirteen weeks ended May 3, 2014, compared to $45.1 million, or 18.8% of net sales, for the comparable period a year ago.  For the first quarter:

•	Salaries and benefits expenses decreased 30 basis points as a percentage of net sales. Store labor costs leveraged with the increase in comparable sales. Benefits costs were lower due to lower health care claims.
•	Expenses associated with the new corporate office and the preparation of the new wholesale and logistics facility (including duplicate expenses with our former location) increased 11 basis points as a percentage of net sales.
•	Professional fees increased 8 basis points as a percentage of net sales due to an increase in consulting fees.

Depreciation and amortization.  Depreciation and amortization remained at 1.4% of net sales for the thirteen weeks ended May 3, 2014 and May 4, 2013.  We expect these expenses to increase over the year resulting from the capitalization of our new wholesale and logistics facility, our new corporate headquarters, new stores and IT initiatives.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.7% and 38.2% for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.  The rate for the thirteen weeks ended May 3, 2014 was lower primarily due to an accrual for an income tax matter with a state taxing authority that was made in the thirteen weeks ended May 4, 2013.

Liquidity and Capital Resources

Our cash outlays relate primarily to new store openings, stock repurchases, facilities costs, IT systems and working capital requirements.  Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under our revolving credit facilities.  Due to the low interest rates currently available, we are using excess cash on deposit to offset bank fees versus investing such funds in interest-bearing deposits.

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net cash provided by operating activities	$63,482	$36,318
Net cash used in investing activities	(6,844)	(8,384)
Net cash used in financing activities	(12,590)	(1,657)
Net increase in cash and cash equivalents	$44,048	$26,277

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as winter holidays, spring sports and back-to-school.  Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $63.5 million for the thirteen weeks ended May 3, 2014 compared with net cash provided by operating activities of $36.3 million for the thirteen weeks ended May 4, 2013.  Net income and decreases in inventory and prepaid expenses were the significant providers of cash, offset partially by a decrease in accounts payable, primarily due to the timing of inventory purchases.

Investing Activities.

Net cash used in investing activities in the thirteen weeks ended May 3, 2014 totaled $6.8 million compared with net cash used in investing activities of $8.4 million in the thirteen weeks ended May 4, 2013.  Capital expenditures used $6.5 million of cash in the thirteen weeks ended May 3, 2014 versus $8.2 million of cash in the thirteen weeks ended May 4, 2013.  Included in capital expenditures for the thirteen weeks ended May 3, 2014 were expenditures related to our new wholesale and logistics facility which is now fully operational.  We also use cash to open new stores and remodel, expand or relocate existing stores.  We opened 16 new stores and relocated, expanded or remodeled 5 existing stores during the thirteen weeks ended May 3, 2014 as compared to opening 9 new stores and remodeling, relocating or expanding 5 existing stores during the thirteen weeks ended May 4, 2013.

We estimate the cash outlay for capital expenditures in Fiscal 2015 will be approximately $25.0 million to $30.0 million, which relate to expenditures for our new wholesale and logistics facility, the opening of 75 to 80 new stores, the remodeling, relocation or expansion of selected existing stores, information system upgrades, and other departmental needs.  Of the total budgeted dollars for capital expenditures for Fiscal 2015, we anticipate that approximately 43% will be related to the opening of new stores and remodeling and/or relocating of existing stores.  Approximately 19% will be related to the completion of our new wholesale and logistics facility.  The remaining 38% relates primarily to expenditures in information technology, but also includes store fixtures, transportation equipment, automobiles and security equipment for our stores.

Financing Activities.

Net cash used in financing activities was $12.6 million in the thirteen weeks ended May 3, 2014 compared to net cash used in financing activities of $1.7 million in the prior year period.  The increase was primarily due to higher share repurchases when compared to the thirteen weeks ended May 4, 2013.

At May 3, 2014, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew annually in August and November, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We had no debt outstanding under either of these facilities as of May 3, 2014.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of May 3, 2014.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

An increase in overall inflation rates may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of net sales if the selling prices of our merchandise do not increase with increased costs.  Based on current economic conditions, we expect that any increase in merchandise costs per unit will be offset by increased retail prices in Fiscal 2015.

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

We also have financial institutions that are committed to provide loans under our revolving credit facilities.  There is a risk that these institutions cannot deliver against these obligations.  For a further discussion of this risk and risks related to our deposits, see "Risk Factors" in our Form 10-K for the fiscal year ended February 1, 2014.

Interest Rate Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed with the Securities and Exchange Commission on March 31, 2014.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of May 3, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended May 3, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at May 3, 2014 or February 1, 2014.

ITEM 1A.  Risk Factors

We operate in an environment that involves a number of risks and uncertainties which are described in our Form 10-K for the year ended February 1, 2014.  If any of the risks described in our Fiscal 2014 Form 10-K were to actually occur, our business, operating results and financial results could be adversely affected.  There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended February 1, 2014.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended May 3, 2014 (1):

Period	Total Number of Shares Purchased (2)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
February 2, 2014 to March 1, 2014	40,847	$58.89	19,500	$228,488
March 2, 2014 to April 5, 2014	118,500	$55.66	60,500	$225,147
April 6, 2014 to May 3, 2014	118,096	$53.48	118,000	$218,837
Total	277,443	$55.21	198,000	$218,837

(1)	In November 2012, the Board authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through January 29, 2016. As of May 3, 2014, we have approximately $218.8 million remaining available under the Program for stock repurchases. See Note 7, "Stock Repurchase Activity".
(2)	Includes 79,443 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4.5 million. Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.

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

HIBBETT SPORTS, INC.

Date: June 9, 2014	By:	/s/ Scott J. Bowman
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
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at May 3, 2014 and February 1, 2014; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen weeks ended May 3, 2014 and May 4, 2013; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 3, 2014 and May 4, 2013; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

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