Form 10-Q
period 2014-08-02
HIBBETT SPORTS INC
filed 2014-09-08
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

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

Shares of common stock, par value $.01 per share, outstanding as of September 4, 2014, were 25,126,976 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements.
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	August 2, 2014	February 1, 2014
Current Assets:
Cash and cash equivalents	$81,447	$66,227
Inventories, net	227,866	226,545
Other current assets	32,937	30,877
Total current assets	342,250	323,649

Property and equipment	212,127	211,204
Less accumulated depreciation and amortization	119,520	125,190
Property and equipment, net	92,607	86,014

Other assets, net	6,583	6,682
Total Assets	$441,440	$416,345

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$92,593	$74,532
Accrued payroll expenses	6,848	8,464
Deferred rent	4,044	3,792
Short-term capital lease obligations	386	322
Other accrued expenses	5,820	4,304
Total current liabilities	109,691	91,414

Deferred rent	14,416	13,803
Other liabilities, net	7,565	7,105
Total liabilities	131,672	112,322

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,451,588 and 38,202,486 shares issued at August 2, 2014 and February 1, 2014, respectively	385	382
Paid-in capital	161,339	154,533
Retained earnings	529,239	492,471
Treasury stock, at cost; 13,090,237 and 12,389,531 shares repurchased at August 2, 2014 and February 1, 2014, respectively	(381,195)	(343,363)
Total stockholders' investment	309,768	304,023
Total Liabilities and Stockholders' Investment	$441,440	$416,345

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$193,918	$186,235	$455,827	$426,228
Cost of goods sold, including distribution center and store occupancy costs	129,510	122,308	293,223	271,424
Gross profit	64,408	63,927	162,604	154,804

Store operating, selling and administrative expenses	46,625	43,642	95,577	88,754
Depreciation and amortization	4,060	3,319	7,640	6,644
Operating income	13,723	16,966	59,387	59,406

Interest expense, net	70	42	144	88
Income before provision for income taxes	13,653	16,924	59,243	59,318

Provision for income taxes	5,273	6,382	22,475	22,562
Net income	$8,380	$10,542	$36,768	$36,756

Earnings per share:
Basic	$0.33	$0.41	$1.43	$1.42
Diluted	$0.32	$0.40	$1.42	$1.40

Weighted average shares outstanding:
Basic	25,555	25,950	25,700	25,929
Diluted	25,806	26,318	25,968	26,323

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Cash Flows From Operating Activities:
Net income	$36,768	$36,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,640	6,644
Stock-based compensation	3,457	3,329
Other non-cash adjustments to net income	(1,147)	(2,217)
Decrease in inventories, net	(1,321)	157
Decrease in prepaid expenses	444	(4,801)
Decrease in accounts payable	18,062	(7,251)
Changes in other operating assets and liabilities	618	(1,340)
Net cash provided by operating activities	64,521	31,277

Cash Flows From Investing Activities:
Capital expenditures	(14,203)	(20,215)
Other, net	(439)	(191)
Net cash used in investing activities	(14,642)	(20,406)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(33,195)	(7,341)
Payments on capital lease obligations	(178)	(135)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	517	1,247
Other, net	(1,803)	(640)
Net cash used in financing activities	(34,659)	(6,869)

Net increase in cash and cash equivalents	15,220	4,002
Cash and cash equivalents, beginning of period	66,227	76,911
Cash and cash equivalents, end of period	$81,447	$80,913

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed on March 31, 2014.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of August 2, 2014 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed on March 31, 2014.

2.            Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers.  This ASU is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted.  Accordingly, we will adopt this ASU in the first quarter of Fiscal 2018.  We are currently evaluating the impact of the adoption of this pronouncement on our results of operations and cash flows; however, it is not expected to be material.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of August 2, 2014 and February 1, 2014 (in thousands):

	August 2, 2014			February 1, 2014
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$612	$-	$-	$509	$-	$-
Long-term investments	2,571	-	-	2,107	-	-
Total investments	$3,183	$-	$-	$2,616	$-	$-

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.            Debt

At August 2, 2014, we had two unsecured credit facilities, which are renewable annually in August and November.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during the thirteen and twenty-six weeks ended ended August 2, 2014, nor was there any debt outstanding under either of these facilities at August 2, 2014.  At August 2, 2014, a total of $80.0 million was available to us from these facilities.

At February 1, 2014, we had the same two unsecured facilities and corresponding terms as listed above.  We did not have any borrowings against either of these facilities during Fiscal 2014, nor was there any debt outstanding under either of these facilities at February 1, 2014.

Subsequent to August 2, 2014, we renewed our existing August facility of $30.0 million with an interest rate at the higher of the bank's prime rate (as set by the bank), the federal funds rate plus 0.5% or LIBOR.  The renewal was effective August 22, 2014 and will expire on August 21, 2015.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

5.            Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Stock-based compensation expense by type:
Stock options	$19	$14	$430	$323
Restricted stock unit awards, including performance-based	885	899	2,936	2,885
Employee stock purchases	19	17	56	59
Director deferred compensation	17	32	35	62
Total stock-based compensation expense	940	962	3,457	3,329
Income tax benefit recognized	347	353	1,280	1,229
Stock-based compensation expense, net of income tax	$593	$609	$2,177	$2,100

In the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, we granted the following equity awards:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Stock options	979	818	17,975	18,441
Restricted stock unit awards	896	-	63,399	62,625
Performance-based restricted stock unit awards	-	-	25,300	36,700
Deferred stock units	323	578	10,329	7,475

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), a total of 1,759 and 2,312 shares of our common stock were awarded during the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively, as part of the annual equity award to directors in the first quarter.  In addition, under our employee stock purchase plan, our employees purchased 1,580 and 1,385 shares of our common stock during the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively, and 4,681 and 4,866 shares of our common stock during the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen and twenty-six weeks ended August 2, 2014 was $18.99 and $23.93 per share, respectively. The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $11.88 and $11.91, and the weighted-average price paid by our employees for shares of our common stock was $45.42 and $45.11 during the thirteen and twenty-six weeks ended August 2, 2014, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen and twenty-six weeks ended August 3, 2013 was $17.40 and $17.52 per share, respectively.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $12.10 and $12.05 and the weighted-average price paid by our employees for shares of our common stock was $47.18 and $45.47 during the thirteen and twenty-six weeks ended August 3, 2013, respectively.

At August 2, 2014, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $10.3 million and the weighted-average period over which such awards are expected to be recognized was 2.6 years.  There are no future compensation costs related to nonvested stock options to be recognized at August 2, 2014.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Weighted-average shares used in basic computations	25,555	25,950	25,700	25,929
Dilutive equity awards	251	368	268	394
Weighted-average shares used in diluted computations	25,806	26,318	25,968	26,323

For the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013, no options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We excluded 59,850 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by August 2, 2014.  Assuming the performance-criteria had been achieved as of August 2, 2014, the incremental dilutive impact would have been 25,328 shares.

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

During the thirteen weeks ended August 2, 2014, we repurchased 423,263 shares of our common stock at a cost of $22.5 million, including 1,763 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.1 million.  During the twenty-six weeks ended August 2, 2014, we repurchased 700,706 shares of our common stock at a cost of $37.8 million, including 81,206 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4.6 million.

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

As of August 2, 2014, we had approximately $196.4 million remaining under the Program for stock repurchase.  Subsequent to August 2, 2014, we have repurchased 240,000 shares of our common stock at a cost of $11.1 million through September 4, 2014.

8.            Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At August 2, 2014, the total capital lease obligations were $3.3 million, of which $0.4 million was included in short-term capital lease obligations and $2.9 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At February 1, 2014, the total capital lease obligation was $3.2 million, of which $0.3 million was included in short-term capital lease obligations and $2.9 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended August 2, 2014, we opened 16 stores and closed 5 stores increasing our lease commitments by a net of 11 retail stores. The stores we opened have initial lease termination dates between July 2019 and November 2024.  At August 2, 2014, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital and operating leases, were as follows (in thousands):

	Capital	Operating	Total
Remaining Fiscal 2015	$330	$27,192	$27,522
Fiscal 2016	662	45,678	46,340
Fiscal 2017	672	37,247	37,919
Fiscal 2018	672	29,015	29,687
Fiscal 2019	666	21,521	22,187
Fiscal 2020	639	13,428	14,067
Thereafter	1,065	24,750	25,815
Total minimum lease payments	4,706	198,831	203,537
Less amount representing interest	1,444	-	1,444
Present value of total minimum lease payments	$3,262	$198,831	$202,093

Included in the above table are future minimum lease payments on our former distribution center which aggregate approximately $0.4 million.  The related operating lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At August 2, 2014 and February 1, 2014, there was $1.9 million and $4.0 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

No material amounts were accrued at August 2, 2014 or February 1, 2014 pertaining to legal proceedings or other contingencies.

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

At August 2, 2014, we had $2.0 million of liability associated with unrecognized tax benefits.  We believe it is reasonably possible that our liability for unrecognized tax benefits will decrease in the next 12 months between $0.4 million and $0.5 million resulting from a settlement with a state taxing authority.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2011 or by most state taxing jurisdictions for years prior to Fiscal 2010.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Notice Regarding Forward-Looking Statements

This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan" or "estimate."  For example, our forward-looking statements would include:

•	our expectations concerning store locations, types and size;
•	our assumptions as they relate to pending legal actions and other contingencies;
•	our cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facilities;
•	our estimates and assumptions as they relate to the preparation of our unaudited condensed consolidated financial statements including our estimates of economic and useful lives of depreciable assets and leases and our anticipated annual effective tax rate based on expected taxable income or changes in our liability for unrecognized tax benefits; and
•	seasonality and the effect of inflation.

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

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  We believe Hibbett Sports stores are typically the primary sporting goods retailer in smaller markets due to the extensive selection of premium brand name merchandise with an emphasis on team sports and a high level of customer service.   As of August 2, 2014, we operated a total of 950 retail stores in 31 states composed of 932 Hibbett Sports stores and 18 Sports Additions athletic shoe stores.

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

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  During the thirteen weeks ended August 2, 2014, 855 stores were included in comparable store net sales.   During the twenty-six weeks ended August 2, 2014, 846 stores were included in comparable store net sales.

Executive Summary

Net sales for the thirteen weeks ended August 2, 2014, increased 4.1% to $193.9 million compared with $186.2 million for the thirteen weeks ended August 3, 2013.  The net sales increase was primarily attributable to new stores.  Comparable store sales increased 0.1%, driven by strong performances in activewear, offset by weaker performance in licensed products and equipment.  Gross profit was negatively impacted by promotional activity related to slow selling and aged inventory, a higher percentage of occupancy costs due to lower than anticipated comparable store sales, and costs related to our new wholesale and logistics facility.

Net sales for the twenty-six weeks ended August 2, 2014, increased 6.9% to $455.8 million compared with $426.2 million for the twenty-six weeks ended August 3, 2013.  The net sales increase was attributable to new stores and comparable store sales.  Comparable store sales increased 2.4%, driven by strong performances in footwear and activewear, offset by weaker performance in licensed products and equipment.  Gross profit was negatively impacted by promotional activity related to slow selling and aged inventory, and costs related to our new wholesale and logistics facility.

During the second quarter of Fiscal 2015, we opened 16 new stores, expanded 1 high performing store and closed 5 underperforming stores, bringing the store base to 950 in 31 states as of August 2, 2014.  We ended the second quarter of Fiscal 2015 with $81.4 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 423,263 shares of our common stock for a total expenditure of $22.5 million during the thirteen weeks ended August 2, 2014.

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

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended August 2, 2014, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Statements of Operations
Net sales increase	4.1%	12.6%	6.9%	7.0%
Comparable store sales increase	0.1%	0.3%	2.4%	0.6%
Gross profit (as a % to net sales)	33.2%	34.3%	35.7%	36.3%
Store operating, selling and administrative expenses (as a % to net sales)	24.0%	23.4%	21.0%	20.8%
Depreciation and amortization (as a % to net sales)	2.1%	1.8%	1.7%	1.6%
Provision for income taxes (as a % to net sales)	2.7%	3.4%	4.9%	5.3%
Net income (as a % to net sales)	4.3%	5.7%	8.1%	8.6%

Earnings per diluted share	$0.32	$0.40	$1.42	$1.40
Weighted-average dilutive shares (in thousands)	25,806	26,318	25,968	26,323

Balance Sheets
Ending cash and cash equivalents (in thousands)	$81,447	$80,913
Average inventory per store	$239,859	$248,006

Store Information
Beginning of period	939	879	927	873
New stores opened	16	17	32	26
Stores closed	(5)	(4)	(9)	(7)
End of period	950	892	950	892

Stores expanded	1	3	5	8
Estimated square footage at end of period (in thousands)	5,459	5,129

Share Repurchase Activity
Shares purchased	423,263	110,361	700,706	209,791
Cost (in thousands)	$22,515	$6,188	$37,833	$11,628

Thirteen Weeks Ended August 2, 2014 Compared to Thirteen Weeks Ended August 3, 2013

Net sales.  Net sales increased $7.7 million, or 4.1%, to $193.9 million for the thirteen weeks ended August 2, 2014 from $186.2 million for the comparable period in the prior year.  Furthermore:

•	We opened 16 Hibbett Sports stores, expanded 1 high performing stores and closed 5 underperforming stores.
•	Comparable store sales increased 0.1%, driven by strength in footwear and activewear sales.
•	Strength in footwear was due to the basketball division, including NIKE's signature products and Jordan footwear. Activewear showed strength across all major divisions, including women's, men's and youth. Licensed products were weaker due to a decline in professional baseball and basketball product as well as licensed collegiate sales.

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $64.4 million, or 33.2% of net sales, in the thirteen weeks ended August 2, 2014, compared with $63.9 million, or 34.3% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Product margin decreased 47 basis points as a percentage of net sales primarily due to promotional activity related to slow selling and aged inventory.
•	Wholesale and logistics expenses increased 15 basis points as a percentage of net sales mainly due to expenses associated with our new facility.

•	Store occupancy expense increased 48 basis points as a percentage of net sales mainly due to lower comparable store sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $46.6 million, or 24.0% of net sales, for the thirteen weeks ended August 2, 2014, compared to $43.6 million, or 23.4% of net sales, for the comparable period a year ago.  For the second quarter:

•	Store labor costs increased 35 basis points as a percentage of net sales due to decreased leverage associated with lower than expected comparable store sales.
•	Expenses associated with the new corporate office increased 14 basis points as a percentage of net sales.
•	Professional fees increased 14 basis points as a percentage of net sales due to an increase in consulting fees for the planning of our omni-channel initiative and other elements of our strategic plan.

Depreciation and amortization.  Depreciation and amortization increased to 2.1% of net sales for the thirteen weeks ended August 2, 2014 from 1.8% of net sales for the comparable period a year ago.  This increase was mainly due to our new wholesale and logistics facility and an increased number of new stores.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 38.6% and 37.7% for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively.  The increase in rate resulted primarily from a favorable adjustment in the thirteen weeks ended August 3, 2013, related to the filing of the February 2, 2013 federal and state income tax returns.

Twenty-Six Weeks Ended August 2, 2014 Compared to Twenty-Six Weeks Ended August 3, 2013

Net sales.  Net sales increased $29.6 million, or 6.9%, to $455.8 million for the twenty-six weeks ended August 2, 2014 from $426.2 million for the comparable period in the prior year.  Furthermore:

•	We opened 32 Hibbett Sports stores, expanded 5 high performing stores and closed 9 underperforming stores.
•	Comparable store sales increased 2.4%, driven by footwear and activewear.
•	Footwear was driven by basketball, while activewear was driven by branded apparel. Licensed products were weaker mainly due to headwear and college special event sales.

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $162.6 million, or 35.7% of net sales, in the twenty-six weeks ended August 2, 2014, compared with $154.8 million, or 36.3% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Product margin decreased 44 basis points as a percentage of net sales primarily due to promotional activity related to slow selling and aged inventory.
•	Wholesale and logistics expenses increased 13 basis points as a percentage of net sales mainly due to expenses associated with our new facility.
•	Store occupancy expense increased 9 basis points as a percentage of net sales mainly due to an increase in utility expenses.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $95.6 million, or 21.0% of net sales, for the twenty-six weeks ended August 2, 2014, compared to $88.8 million, or 20.8% of net sales, for the comparable period a year ago.  Furthermore:

•	Salaries and benefits expenses decreased 4 basis points as a percentage of net sales. Store labor costs increased while administrative salaries decreased due to a lower annual bonus accrual. Benefits costs were lower due to lower health care claims.
•	Expenses associated with the new corporate office and the preparation of the new wholesale and logistics facility increased 6 basis points as a percentage of net sales.
•	Professional fees increased 11 basis points as a percentage of net sales due to an increase in consulting fees.

Depreciation and amortization. Depreciation and amortization increased to 1.7% of net sales for the twenty-six weeks ended August 2, 2014 compared to 1.6% of net sales for the same comparable period a year ago. This increase mainly reflects the capitalization of our new wholesale and logistics facility, but also includes an increased number of new stores.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was relatively stable at 37.9% and 38.0% for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively.

Liquidity and Capital Resources

Our cash outlays relate primarily to new store openings, stock repurchases, IT systems and working capital requirements.  Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under our revolving credit facilities.  Due to the low interest rates currently available, we are using excess cash on deposit to offset bank fees versus investing such funds in interest-bearing deposits.

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Net cash provided by operating activities	$64,521	$31,277
Net cash used in investing activities	(14,642)	(20,406)
Net cash used in financing activities	(34,659)	(6,869)
Net increase in cash and cash equivalents	$15,220	$4,002

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as winter holidays, spring sports and back-to-school.  Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $64.5 million for the twenty-six weeks ended August 2, 2014 compared with net cash provided by operating activities of $31.3 million for the twenty-six weeks ended August 3, 2013.  Net income and an increase in accounts payable were the significant providers of cash, primarily due to the timing of inventory purchases in the current twenty-six week period.

Investing Activities.

Net cash used in investing activities in the twenty-six weeks ended August 2, 2014 totaled $14.6 million compared with net cash used in investing activities of $20.4 million in the twenty-six weeks ended August 3, 2013.  Capital expenditures used $14.2 million of cash in the twenty-six weeks ended August 2, 2014 versus $20.2 million of cash in the twenty-six weeks ended August 3, 2013.  Included in capital expenditures for the twenty-six weeks ended August 2, 2014 were expenditures related to our new wholesale and logistics facility which is now fully operational.  We also use cash to open new stores and remodel, expand or relocate existing stores.  We opened 32 new stores and relocated, expanded or remodeled 6 existing stores during the twenty-six weeks ended August 2, 2014 as compared to opening 26 new stores and remodeling, relocating or expanding 10 existing stores during the twenty-six weeks ended August 3, 2013.

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

Financing Activities.

Net cash used in financing activities was $34.7 million in the twenty-six weeks ended August 2, 2014 compared to net cash used in financing activities of $6.9 million in the prior year period. The increase was primarily due to higher share repurchases when compared to the twenty-six weeks ended August 3, 2013.

At August 2, 2014, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew annually in August and November, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We had no debt outstanding under either of these facilities as of August 2, 2014.  Subsequent to August 2, 2014, we renewed our existing August facility of $30.0 million which was effective August 22, 2014 and will expire on August 21, 2015.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of August 2, 2014.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

Quarterly and Seasonal Fluctuations

We experience seasonal fluctuations in our net sales, results of operations and working capital.  Customer buying patterns around the spring sports, back-to-school and the holiday season historically result in higher first and fourth quarter net sales.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, merchandise mix and demand for apparel and accessories driven by local interest in sporting events.

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

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of August 2, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended August 2, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at August 2, 2014 or February 1, 2014.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended August 2, 2014 (1):

Period	Total Number of Shares Purchased (2)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
May 4, 2014 to May 31, 2014	128,200	$53.08	128,200	$212,032
June 1, 2014 to July 5, 2014	173,000	$53.90	173,000	$202,707
July 6, 2014 to August 2, 2014	122,063	$52.32	120,300	$196,418
Total	423,263	$53.19	421,500	$196,418

(1)	In November 2012, the Board authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through January 29, 2016. As of August 2, 2014, we have approximately $196.4 million remaining available under the Program for stock repurchases. See Note 7, "Stock Repurchase Activity".
(2)	Includes 1,763 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.1 million. Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.

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

HIBBETT SPORTS, INC.

Date: September 8, 2014	By:	/s/ Scott J. Bowman
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

Material Agreements
10.1
Master Note – Regions Bank Line of Credit; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2014.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101	**
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 2, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at August 2, 2014 and February 1, 2014; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 2, 2014 and August 3, 2013; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

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