Form 10-Q
period 2014-11-01
HIBBETT SPORTS INC
filed 2014-12-08
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

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

Shares of common stock, par value $.01 per share, outstanding as of December 4, 2014, were 25,000,692 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	November 1, 2014	February 1, 2014
Current Assets:
Cash and cash equivalents	$71,481	$66,227
Inventories, net	242,788	226,545
Other current assets	29,321	30,877
Total current assets	343,590	323,649

Property and equipment	212,097	211,204
Less accumulated depreciation and amortization	118,750	125,190
Property and equipment, net	93,347	86,014

Other assets, net	6,768	6,682
Total Assets	$443,705	$416,345

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$90,816	$74,532
Accrued payroll expenses	9,540	8,464
Deferred rent	4,193	3,792
Short-term capital lease obligations	428	322
Other accrued expenses	5,975	4,304
Total current liabilities	110,952	91,414

Deferred rent	14,940	13,803
Other liabilities, net	7,462	7,105
Total liabilities	133,354	112,322

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,462,693 and 38,202,486 shares issued at November 1, 2014 and February 1, 2014, respectively	385	382
Paid-in capital	161,777	154,533
Retained earnings	546,129	492,471
Treasury stock, at cost; 13,461,826 and 12,389,531 shares repurchased at November 1, 2014 and February 1, 2014, respectively	(397,940)	(343,363)
Total stockholders' investment	310,351	304,023
Total Liabilities and Stockholders' Investment	$443,705	$416,345

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$218,321	$207,971	$674,148	$634,198
Cost of goods sold, including wholesale, logistics and store occupancy costs	139,171	131,483	432,394	402,907
Gross profit	79,150	76,488	241,754	231,291

Store operating, selling and administrative expenses	48,202	45,496	143,778	134,251
Depreciation and amortization	4,136	3,549	11,777	10,193
Operating income	26,812	27,443	86,199	86,847

Interest expense, net	73	55	216	142
Income before provision for income taxes	26,739	27,388	85,983	86,705

Provision for income taxes	9,849	10,138	32,324	32,700
Net income	$16,890	$17,250	$53,659	$54,005

Earnings per share:
Basic	$0.67	$0.67	$2.10	$2.09
Diluted	$0.67	$0.66	$2.08	$2.05

Weighted average shares outstanding:
Basic	25,111	25,823	25,504	25,893
Diluted	25,336	26,282	25,758	26,309

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
Cash Flows From Operating Activities:
Net income	$53,659	$54,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,777	10,193
Stock-based compensation	3,641	4,727
Other non-cash adjustments to net income	(1,097)	(3,575)
Increase in inventories, net	(16,243)	(8,794)
Decrease (increase) in prepaid expenses	1,969	(44)
Increase (decrease) in accounts payable	16,284	(8,857)
Changes in other operating assets and liabilities	5,268	1,879
Net cash provided by operating activities	75,258	49,534

Cash Flows From Investing Activities:
Capital expenditures	(18,955)	(42,504)
Other, net	191	(327)
Net cash used in investing activities	(18,764)	(42,831)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(49,908)	(14,483)
Payments on capital lease obligations	(273)	(204)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	700	1,502
Other, net	(1,759)	(492)
Net cash used in financing activities	(51,240)	(13,677)

Net increase (decrease) in cash and cash equivalents	5,254	(6,974)
Cash and cash equivalents, beginning of period	66,227	76,911
Cash and cash equivalents, end of period	$71,481	$69,937

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed on March 31, 2014.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of November 1, 2014 and the results of our operations and cash flows for the periods presented.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of November 1, 2014 and February 1, 2014 (in thousands):

	November 1, 2014			February 1, 2014
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$87	$-	$-	$509	$-	$-
Long-term investments	2,554	-	-	2,107	-	-
Total investments	$2,641	$-	$-	$2,616	$-	$-

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.            Debt

At November 1, 2014, we had two unsecured credit facilities, which are renewable annually in August and November.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during the thirteen and thirty-nine weeks ended November 1, 2014, nor was there any debt outstanding under either of these facilities at November 1, 2014.  At November 1, 2014, a total of $80.0 million was available to us from these facilities.

At February 1, 2014, we had the same two unsecured facilities and corresponding terms as listed above.  We did not have any borrowings against either of these facilities during Fiscal 2014, nor was there any debt outstanding under either of these facilities at February 1, 2014.

Subsequent to November 1, 2014, we renewed our existing November facility of $50.0 million with an interest rate of prime plus 2%. The renewal was effective November 18, 2014 and will expire on November 18, 2015.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

5.            Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Stock-based compensation expense by type:
Stock options	$19	$17	$449	$340
Restricted stock unit awards, including performance-based	122	1,321	3,059	4,207
Employee stock purchases	25	26	81	84
Director deferred compensation	18	34	52	96
Total stock-based compensation expense	184	1,398	3,641	4,727
Income tax benefit recognized	60	516	1,342	1,745
Stock-based compensation expense, net of income tax	$124	$882	$2,299	$2,982

In the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, we granted the following equity awards:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Stock options	1,244	810	19,219	19,251
Restricted stock unit awards	-	-	63,399	62,625
Performance-based restricted stock unit awards	-	-	25,300	36,700
Deferred stock units	411	601	10,740	8,076

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), a total of 1,759 and 2,312 shares of our common stock were awarded during the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively, as part of the annual equity award to directors in the first quarter.  In addition, under our employee stock purchase plan, our employees purchased 2,115 and 1,994 shares of our common stock during the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively, and 6,796 and 6,860 shares of our common stock during the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended November 1, 2014 was $15.36 and $23.38 per share, respectively.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $9.50 and $11.16, and the weighted-average price paid by our employees for shares of our common stock was $36.24 and $42.35 during the thirteen and thirty-nine weeks ended November 1, 2014, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended November 2, 2013 was $21.51 and $17.68 per share, respectively.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $12.94 and $12.34, and the weighted-average price paid by our employees for shares of our common stock was $47.40 and $46.03 during the thirteen and thirty-nine weeks ended November 2, 2013, respectively.

At November 1, 2014, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $8.6 million and the weighted-average period over which such awards are expected to be recognized was 2.4 years.  There are no future compensation costs related to nonvested stock options to be recognized at November 1, 2014.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Weighted-average shares used in basic computations	25,111	25,823	25,504	25,893
Dilutive equity awards	225	459	254	416
Weighted-average shares used in diluted computations	25,336	26,282	25,758	26,309

For the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013, no options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We excluded 47,900 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by November 1, 2014.  Assuming the performance-criteria had been achieved as of November 1, 2014, the incremental dilutive impact would have been 25,084 shares.

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

During the thirteen weeks ended November 1, 2014, we repurchased 371,589 shares of our common stock at a cost of $16.7 million, including 689 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $31,000.  During the thirty-nine weeks ended November 1, 2014, we repurchased 1,072,295 shares of our common stock at a cost of $54.6 million, including 81,895 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4.7 million.

We repurchased 134,406 shares of our common stock during the thirteen weeks ended November 2, 2013 at a cost of $7.1 million. We repurchased 344,197 shares of our common stock during the thirty-nine weeks ended November 2, 2013 at a cost of $18.8 million, including 77,473 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4.3 million.

As of November 1, 2014, we had approximately $179.7 million remaining under the Program for stock repurchase.

8.            Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At November 1, 2014, the total capital lease obligations were $3.6 million, of which $0.4 million was included in short-term capital lease obligations and $3.2 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At February 1, 2014, the total capital lease obligations were $3.2 million, of which $0.3 million was included in short-term capital lease obligations and $2.9 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended November 1, 2014, we opened 26 stores and closed 7 stores increasing our lease commitments by a net of 19 retail stores. The stores we opened have initial lease termination dates between August 2019 and February 2025.  At November 1, 2014, the future minimum lease payments, excluding maintenance, insurance and real estate taxes, for our current capital and operating leases, were as follows (in thousands):

	Capital	Operating	Total
Remaining Fiscal 2015	$179	$13,752	$13,931
Fiscal 2016	726	48,534	49,260
Fiscal 2017	735	40,257	40,992
Fiscal 2018	735	31,980	32,715
Fiscal 2019	730	24,290	25,020
Fiscal 2020	703	16,026	16,729
Thereafter	1,288	29,741	31,029
Total minimum lease payments	5,096	204,580	209,676
Less amount representing interest	1,528	-	1,528
Present value of total minimum lease payments	$3,568	$204,580	$208,148

Included in the above table are future minimum lease payments on our former distribution center which aggregate approximately $0.2 million.  The related operating lease expires in December 2014.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At November 1, 2014 and February 1, 2014, there was $2.6 million and $4.0 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

No material amounts were accrued at November 1, 2014 or February 1, 2014 pertaining to legal proceedings or other contingencies.

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

A reconciliation of the unrecognized tax benefit under ASC Subtopic 740 follows (in thousands):

	November 1, 2014	February 1, 2014
Unrecognized tax benefits - beginning of year	$1,539	$2,708
Gross increases - tax positions in prior period	121	245
Gross decreases - tax positions in prior period	(168)	(964)
Gross increases - tax positions in current period	128	277
Settlements	(119)	(517)
Lapse of statute of limitations	(197)	(210)
Unrecognized tax benefits - end of year	$1,304	$1,539

We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2012 or by most state taxing jurisdictions for years prior to Fiscal 2011.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Notice Regarding Forward-Looking Statements

This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan" or "estimate."  For example, our forward-looking statements would include:

•	our expectations concerning store locations, types and size;
•	our expectations concerning capital expenditures;
•	our assumptions as they relate to pending legal actions and other contingencies;
•	our cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facilities;
•	our estimates and assumptions as they relate to the preparation of our unaudited condensed consolidated financial statements including our estimates of economic and useful lives of depreciable assets and leases and our anticipated annual effective tax rate based on expected taxable income or changes in our liability for unrecognized tax benefits; and
•	seasonality and the effect of inflation.

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and prospects may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under "Risk Factors," "Business" and "Properties" in our Form 10-K for the fiscal year ended February 1, 2014 filed with the Securities and Exchange Commission on March 31, 2014.  You should also read such information in conjunction with our unaudited condensed financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

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

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  We believe Hibbett Sports stores are typically the primary sporting goods retailer in smaller markets due to the extensive selection of premium brand name merchandise, availability of local merchandise, an emphasis on team sports and a high level of customer service.   As of November 1, 2014, we operated a total of 969 retail stores in 31 states composed of 950 Hibbett Sports stores and 19 Sports Additions athletic shoe stores.

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

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store sales base until it has been open a full 12 months.  During the thirteen weeks ended November 1, 2014, 865 stores were included in comparable store sales.   During the thirty-nine weeks ended November 1, 2014, 839 stores were included in comparable store sales.

Executive Summary

Net sales for the thirteen weeks ended November 1, 2014, increased 5.0% to $218.3 million compared with $208.0 million for the thirteen weeks ended November 2, 2013.  Comparable store sales increased 0.6%, driven by solid performances in cleats, activewear and footwear, offset by weaker performance in equipment and licensed products.  Gross profit was 36.3% of net sales for the thirteen weeks ended November 1, 2014, compared with 36.8% for the thirteen weeks ended November 2, 2013.  The decline was mainly due to markdowns related to slow selling and aged inventory.  Gross profit was also affected by store occupancy costs, as these expenses increased at a higher rate than total net sales.

Net sales for the thirty-nine weeks ended November 1, 2014, increased 6.3% to $674.1 million compared with $634.2 million for the thirty-nine weeks ended November 2, 2013.  Comparable store sales increased 1.9%, driven by strong performances in footwear and activewear, offset by weaker performance in licensed products and equipment.  Gross profit was 35.9% of net sales for the thirty-nine weeks ended November 1, 2014, compared with 36.5% for the thirty-nine weeks ended November 2, 2013.  The decline was due to markdowns related to slow selling and aged inventory, costs related to our new wholesale and logistics facility since opening in April, 2014, and store occupancy costs increasing at a higher rate than total net sales.

During the third quarter of Fiscal 2015, we opened a record number of 26 new stores, expanded 2 high performing stores and closed 7 underperforming stores, bringing the store base to 969 in 31 states as of November 1, 2014.  We ended the third quarter of Fiscal 2015 with $71.5 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 371,589 shares of our common stock for a total expenditure of $16.7 million during the thirteen weeks ended November 1, 2014.

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

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended November 1, 2014, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Statements of Operations
Net sales increase	5.0%	2.5%	6.3%	5.5%
Comparable store sales increase	0.6%	4.8%	1.9%	1.8%
Gross profit (as a % to net sales)	36.3%	36.8%	35.9%	36.5%
Store operating, selling and administrative expenses (as a % to net sales)	22.1%	21.9%	21.3%	21.2%
Depreciation and amortization (as a % to net sales)	1.9%	1.7%	1.8%	1.6%
Provision for income taxes (as a % to net sales)	4.5%	4.9%	4.8%	5.2%
Net income (as a % to net sales)	7.7%	8.3%	8.0%	8.5%

Earnings per diluted share	$0.67	$0.66	$2.08	$2.05
Weighted-average dilutive shares (in thousands)	25,336	26,282	25,758	26,309

Balance Sheets
Ending cash and cash equivalents (in thousands)	$71,481	$69,937
Average inventory per store	$250,555	$254,615

Store Information
Beginning of period	950	892	927	873
New stores opened	26	16	58	42
Stores closed	(7)	(4)	(16)	(11)
End of period	969	904	969	904

Stores expanded	2	4	7	12
Estimated square footage at end of period (in thousands)	5,553	5,216

Share Repurchase Activity
Shares purchased	371,589	134,406	1,072,295	344,197
Cost (in thousands)	$16,745	$7,142	$54,577	$18,771

Thirteen Weeks Ended November 1, 2014 Compared to Thirteen Weeks Ended November 2, 2013

Net sales.  Net sales increased $10.4 million, or 5.0%, to $218.3 million for the thirteen weeks ended November 1, 2014 from $208.0 million for the comparable period in the prior year.  Furthermore:

•	We opened 26 Hibbett Sports stores, expanded 2 high performing stores and closed 7 underperforming stores.
•	Comparable store sales increased 0.6%, driven by growth in activewear, footwear and cleats sales.
•	Sales growth in cleats was driven by soccer. Activewear showed sales growth across all major divisions, including women's, men's and youth. Footwear strength was due to the basketball division, including NIKE's signature products and Jordan footwear.
•	Licensed product sales were weaker mainly due to a decline in professional football and basketball products. A weakness in equipment sales was led by a decline in the demand for tackle football products (somewhat offset by sales growth in flag football products) and cold weather gear.

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $79.2 million, or 36.3% of net sales, in the thirteen weeks ended November 1, 2014, compared with $76.5 million, or 36.8% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Product margin decreased 26 basis points as a percentage of net sales primarily due to markdowns related to slow selling and aged inventory.
•	Wholesale and logistics expenses decreased 15 basis points as a percentage of net sales resulting mainly from salary and benefit expense savings associated with efficiency gains from our new facility.
•	Store occupancy expense increased 42 basis points as a percentage of net sales mainly due to decreased leverage associated with lower comparable store sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $48.2 million, or 22.1% of net sales, for the thirteen weeks ended November 1, 2014, compared to $45.5 million, or 21.9% of net sales, for the comparable period a year ago.  For the third quarter:

•	Store labor costs increased 12 basis points as a percentage of net sales due to decreased leverage associated with lower comparable store sales.
•	Business insurance expenses increased 12 basis points as a percentage of net sales due to higher worker's compensation costs. Expenses associated with opening new stores increased 9 basis points as a percentage of net sales. Professional fees also increased 9 basis points as a percentage of net sales due to an increase in consulting fees related to our long-term strategic plan.
•	Stock-based compensation costs decreased 58 basis points as a percentage of net sales due to a larger number of equity award forfeitures in the current quarter.

Depreciation and amortization.  Depreciation and amortization increased to 1.9% of net sales for the thirteen weeks ended November 1, 2014 from 1.7% of net sales for the comparable period a year ago.  This increase was mainly due to our new wholesale and logistics facility and an increased number of new stores.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.8% and 37.0% for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively.  The decrease in rate resulted primarily from a settlement with a state taxing authority during the thirteen weeks ended November 1, 2014.

Thirty-Nine Weeks Ended November 1, 2014 Compared to Thirty-Nine Weeks Ended November 2, 2013

Net sales.  Net sales increased $39.9 million, or 6.3%, to $674.1 million for the thirty-nine weeks ended November 1, 2014 from $634.2 million for the comparable period in the prior year.  Furthermore:

•	We opened 58 Hibbett Sports stores, expanded 7 high performing stores and closed 16 underperforming stores.
•	Comparable store sales increased 1.9%, driven by footwear and activewear.
•	Footwear increased due to basketball, while activewear increased due to branded apparel.
•	Licensed products were weaker mainly due to headwear and college special event sales.

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $241.8 million, or 35.9% of net sales, in the thirty-nine weeks ended November 1, 2014, compared with $231.3 million, or 36.5% of net sales, for the comparable period in the prior year.  Furthermore:

•	Product margin decreased 39 basis points as a percentage of net sales primarily due to markdowns related to slow selling and aged inventory.
•	Wholesale and logistics expenses increased 3 basis points as a percentage of net sales mainly due to transitional expenses associated with our new facility, partially offset by labor efficiency gains from the new facility.
•	Store occupancy expense increased 19 basis points as a percentage of net sales mainly due to decreased leverage associated with lower comparable store sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $143.8 million, or 21.3% of net sales, for the thirty-nine weeks ended November 1, 2014, compared to $134.3 million, or 21.2% of net sales, for the comparable period in the prior year.  Furthermore:

•	Salaries and benefits expenses decreased 5 basis points as a percentage of net sales. Store labor costs increased while administrative salaries decreased due to a lower annual bonus accrual. Benefits costs decreased due to lower health care claims.
•	Expenses associated with the preparation of the new wholesale and logistics facility increased 6 basis points as a percentage of net sales.
•	Professional fees increased 11 basis points as a percentage of net sales due to an increase in consulting fees related to long-term strategic planning.

Depreciation and amortization.  Depreciation and amortization increased to 1.8% of net sales for the thirty-nine weeks ended November 1, 2014 compared to 1.6% of net sales for the comparable period in the prior year.  This increase mainly reflects the capitalization of our new wholesale and logistics facility and an increased number of new stores.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.6% and 37.7% for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
Net cash provided by operating activities	$75,258	$49,534
Net cash used in investing activities	(18,764)	(42,831)
Net cash used in financing activities	(51,240)	(13,677)
Net increase (decrease) in cash and cash equivalents	$5,254	$(6,974)

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as spring sports, back-to-school and winter holidays.  Inventory levels are reduced following peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $75.3 million for the thirty-nine weeks ended November 1, 2014 compared with net cash provided by operating activities of $49.5 million for the thirty-nine weeks ended November 2, 2013.  Net income, an increase in accounts payable of $16.3 million and an increase in depreciation expense of $11.8 million were the significant providers of cash, somewhat offset by an increase in net inventories of $16.2 million.  The increase in net inventories was due to increased levels in advance of the holiday shopping season, as well as a higher number of stores.  The increase in accounts payable was primarily due to the timing of inventory purchases in the current thirty-nine week period.  Changes in other operating assets and liabilities added $5.3 million in cash flow primarily due to an increase in accrued expenses, including payroll.

Investing Activities.

Net cash used in investing activities in the thirty-nine weeks ended November 1, 2014 totaled $18.8 million compared with net cash used in investing activities of $42.8 million in the thirty-nine weeks ended November 2, 2013.  Capital expenditures used $19.0 million of cash in the thirty-nine weeks ended November 1, 2014 versus $42.5 million of cash in the thirty-nine weeks ended November 2, 2013.  Included in capital expenditures for the thirty-nine weeks ended November 1, 2014 were expenditures related to our new wholesale and logistics facility which is now fully operational.  We also use cash to open new stores and remodel, expand or relocate existing stores.  We opened 58 new stores and relocated, expanded or remodeled 8 existing stores during the thirty-nine weeks ended November 1, 2014 as compared to opening 42 new stores and remodeling, relocating or expanding 14 existing stores during the thirty-nine weeks ended November 2, 2013.

We estimate the cash outlay for capital expenditures in Fiscal 2015 will be approximately $25.0 million, which relate to expenditures for our new wholesale and logistics facility, the opening of 75 to 80 new stores, the remodeling, relocation or expansion of selected existing stores, information system upgrades, and other departmental needs.  Of the total budgeted dollars for capital expenditures for Fiscal 2015, approximately 43% is related to the opening of new stores and remodeling and/or relocating of existing stores.  Approximately 19% is related to the completion of our new wholesale and logistics facility.  The remaining 38% relates primarily to expenditures in information technology, but also includes store fixtures, transportation equipment, automobiles and security equipment for our stores.

Financing Activities.

Net cash used in financing activities was $51.2 million in the thirty-nine weeks ended November 1, 2014 compared to net cash used in financing activities of $13.7 million in the prior year period.  The increase was primarily due to higher share repurchases when compared to the thirty-nine weeks ended November 2, 2013.

At November 1, 2014, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew annually in August and November, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We had no debt outstanding under either of these facilities as of November 1, 2014.  We renewed our existing November facility of $50.0 million effective November 18, 2014, which will expire on November 18, 2015.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of November 1, 2014.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of November 1, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended November 1, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at November 1, 2014 or February 1, 2014.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended November 1, 2014 (1):

Period	Total Number of Shares Purchased (2)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
August 3, 2014 to August 30, 2014	240,689	$46.26	240,000	$185,316
August 31, 2014 to October 4, 2014	86,500	$42.90	86,500	$181,605
October 5, 2014 to November 1, 2014	44,400	$42.79	44,400	$179,705
Total	371,589	$45.06	370,900	$179,705

(1)	In November 2012, the Board authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through January 29, 2016. As of November 1, 2014, we have approximately $179.7 million remaining available under the Program for stock repurchases. See Note 7, "Stock Repurchase Activity".
(2)	Includes 689 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $31,000. Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.

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

HIBBETT SPORTS, INC.

Date: December 8, 2014	By:	/s/ Scott J. Bowman
Scott J. Bowman
Senior Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws
3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.

Form of Stock Certificate
4.1		Form of Stock Certificate; attached as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on September 26, 2007.

Material Agreements
10.1	*	Separation Agreement and General Release of All Claims
10.2
Amendment No. 7 to Loan Documents; incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101	**
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 1, 2014, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at November 1, 2014 and February 1, 2014; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 1, 2014 and November 2, 2013; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

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