Form 10-K
period 2015-01-31
HIBBETT SPORTS INC
filed 2015-03-31
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K
(Mark One)

[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                                      January 31, 2015

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are "affiliates") was $1,247,074,896 on August 2, 2014, based on the closing sale price of $49.55 at August 1, 2014 for the common stock on such date on the NASDAQ Global Select Market.

The number of shares outstanding of the Registrant's common stock, as of March 14, 2015, was 24,826,022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended January 31, 2015 are incorporated by reference into Part II and portions of the Registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 28, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 27, 2015.

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
•
our growth, including our plans to add, expand, relocate or close stores, our square footage growth, our markets' ability to support such growth and the suitability of our new wholesale and logistics facility;

•	our expectations regarding our investment in and development of our technology initiatives, including our e-commerce platform and other methods for engaging our customers;
•	our ability to renew or replace store leases satisfactorily;
•	the cost of regulatory compliance, including the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
•	our analysis of our risk factors and their possible effect on financial results;
•	our ability and plans to renew our revolving credit facilities;
•	our expectations regarding our capital expenditures;
•	our seasonal sales patterns and assumptions concerning customer buying behavior;
•	our expectations regarding competition;
•	our estimates and assumptions as they relate to preferable tax and financial accounting methods, accruals, inventory valuations, dividends, long-lived assets, store closures, carrying amount and liquidity of financial instruments and fair value of options and other stock-based compensation as well as our estimates of economic and useful lives of depreciable assets and leases;
•	our expectations concerning future stock-based award types and the exercise of outstanding stock options;
•	the possible effect of inflation, market decline and other economic changes on our costs and profitability, and ability to secure suitable locations for new stores;
•	the possible effects of uncertainty within the capital markets, on the commercial credit environment and levels of consumer confidence;
•	our analyses of trends as related to sales and earnings performance;
•	our target market presence and its expected impact on our net sales growth;
•	our expectations concerning vendor level purchases and related discounts;
•	our estimates and assumptions related to income tax liabilities, deferred taxes and uncertain tax positions;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods;
•	the loss of key vendor support; and
•	our ability to mitigate the risk of possible business interruptions.

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

Introductory Note

References to "we", "our", "us" and the "Company" used throughout this document refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.  Unless specifically indicated otherwise, any reference to the following years or fiscal years relates to:

Year	Related Fiscal Year End	Weeks in Fiscal Period
2016 or Fiscal 2016	January 30, 2016	52
2015 or Fiscal 2015	January 31, 2015	52
2014 or Fiscal 2014	February 1, 2014	52
2013 or Fiscal 2013	February 2, 2013	53

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

Today, we operate sporting goods stores in small and mid-sized markets predominantly in the South, Southwest, Mid-Atlantic and the Midwest.  As of January 31, 2015, we operated 988 stores consisting of 969 Hibbett Sports stores and 19 smaller-format Sports Additions athletic shoe stores in 31 states.  Our primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000 square foot store located primarily in strip centers which are frequently influenced by a Wal-Mart store.  Approximately 80% of our Hibbett Sports store base is located in strip centers, which includes free-standing stores, while approximately 20% of our Hibbett Sports store base is located in enclosed malls.  We expect to continue our store base growth in strip centers versus enclosed malls.

We offer convenient locations and a broad assortment of brand name quality footwear, apparel and athletic equipment with a high level of customer service.  Our merchandise assortment emphasizes team sports complemented by localized apparel, footwear and accessories designed to appeal to a wide range of customers within each individual market.

Available Information

Hibbett Sports, Inc.'s website address is www.hibbett.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports on beneficial ownership of our securities on Forms 3, 4 and 5 and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC).  The website is the primary source of publicly disclosed news about Hibbett Sports, Inc.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, at no charge, by writing to: Investor Relations, Hibbett Sports, Inc., 2700 Milan Court, Birmingham, Alabama 35211.

The SEC also maintains a website at www.sec.gov where reports, proxy and information statements, and other information regarding issuers that file electronically can be accessed.  In addition, we make available, through our website, the Company's Code of Business Conduct and Ethics, Corporate Governance Guidelines and the written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  Information contained on our website is not included as part of, or incorporated by reference into, this annual report.

Our Business Strategy

We target markets with county populations that range from 25,000 to 75,000.  This strong regional focus enables us to achieve significant cost benefits including lower corporate expenses, reduced logistics costs and increased economies of scale from marketing activities.  We use information systems to maintain tight controls over inventory and operating costs and continually search for ways to improve efficiencies and the customer experience through information system upgrades.  In addition, we establish greater customer, vendor and landlord recognition as a leading sports retailer in these communities.  We believe our ability to more effectively merchandise to local community sports and trends differentiates us from our national competitors.

We strive to hire enthusiastic sales people with an interest in sports.  Our extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, DVDs, self-study courses, interactive group discussions and Hibbett University designed specifically for store management.

Our Store Concepts

Hibbett Sports

Our primary retail format is Hibbett Sports, an approximately 5,000 square foot store located primarily in strip centers, which are usually near a Wal-Mart store.  In considering locations for our Hibbett Sports stores, we take into account the size, demographics, quality of real estate and competitive conditions in each market.  Of these stores, 790 Hibbett Sports stores are located in strip centers, which include free-standing stores, with the remaining 179 stores located in enclosed malls, the majority of which are the only enclosed malls in their county.

Hibbett Sports stores offer a core selection of quality, brand name merchandise with an emphasis on team sports.  The merchandise mix contains a selection of localized apparel, footwear, equipment and accessories designed to appeal to a wide range of customers within each market.  We strive to respond quickly to major sporting events such as Bowl or National Championship games and similar sporting events in college or major league baseball, football and basketball involving teams of local interest within our markets.

Sports Additions

Our 19 Sports Additions stores are small, primarily enclosed mall-based stores, averaging 2,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel.  Sports Additions stores offer a more fashion-based merchandise assortment compared to our Hibbett Sports stores.  All but five Sports Additions stores are currently located in enclosed malls or strip centers where a Hibbett Sports store is also present.

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

Our Growth Strategy

We identify markets for our Hibbett Sports stores under a clustered expansion program.  This approach primarily focuses on opening new stores within two-hour driving distance of an existing Hibbett location, allowing us to take advantage of efficiencies in logistics, marketing and regional management.  It also aids us in building a better understanding of appropriate merchandise selection for the local market.  In addition to proximity to existing Hibbett stores, we also consider population, economic conditions, local competitive dynamics, availability of suitable real estate and potential for return on investment when evaluating potential markets.

In Fiscal 2016, we expect continued growth of our net store openings year over year.  In addition to new stores, we will also continue our successful strategy of expanding high performing existing stores.  See "Risk Factors."

Omni-channel strategy.  Store growth will continue to be the cornerstone of our growth strategy.  However, we recognize that our customer is evolving and looking to engage with us in multiple ways.  We continue to invest in infrastructure that will enable us to engage our customer specifically in the digital commerce channel.  The foundational components for our future e-commerce platform began in Fiscal 2015 with the completion of our wholesale and logistics facility and will continue in Fiscal 2016 with an upgrade to our point-of-sale system, which includes enhanced inventory visibility across all stores and a new Customer Relationship Management platform.

Our Logistics

We maintain a single wholesale and logistics facility in Alabaster, Alabama (a suburb of Birmingham) where we receive and ship substantially all of our merchandise.  For key products, we maintain backstock at the facility that is allocated and shipped to stores through an automatic replenishment system based on inventory levels and sales.  Merchandise is typically delivered to stores weekly via Company-operated vehicles or third-party logistics providers.  See "Risk Factors."

We believe strong logistics support for our stores is a critical element of our expansion strategy and is central to our ability to maintain a low cost operating structure.  We use third-party logistics providers to gain efficiencies to approximately 19% of our outlying stores.  Our wholesale and logistics facility is designed with significant automation and operational efficiencies.  We expect the facility will support our growth over the next several years.

Our Merchandise

Our merchandising strategy is to provide a broad assortment of quality brand name footwear, apparel, accessories and athletic equipment at competitive prices in a full service environment.

The following table indicates the approximate percentage of net sales represented by each of our major product categories:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Footwear	47%	45%	45%
Apparel	31%	32%	32%
Equipment	22%	23%	23%
	100%	100%	100%

We believe that the breadth and the depth of brand name merchandise that we offer consistently exceed the merchandise selection carried by most of our competitors, particularly in our smaller markets.  Many of these brand name products are highly technical and require considerable sales assistance.  We coordinate with our vendors to educate the sales staff at the store level on new products and trends.

Although the core merchandise assortment tends to be similar for each Hibbett retail store, important local or regional differences exist.  Accordingly, our stores offer products that reflect preferences for particular sporting activities in each community and local interests in college and professional sports teams.  Our knowledge of these interests, combined with access to leading vendors, enables our merchandising staff to react quickly to emerging trends or special events, such as college or professional championships.

Our merchandising staff, operations staff and management analyze current trends primarily through the gathering and analyzing of daily sales activity available through point-of-sale terminals located in the stores.  Other strategic measures we utilize to recognize trends or changes in our industry include:

•      maintaining close relationships with vendors and other retailers;
•	studying other retailers for best practices in merchandising;
•	attending various trade shows, both in our industry and outside as well as reviewing industry trade publications;
•	actively participating in industry associations such as the National Sporting Goods Association (NSGA);
•	visiting competitor store locations;
•	monitoring industry data sources and periodicals;
•	monitoring product selection at competing stores and online; and
•	communicating with our regional vice presidents, district managers and store managers.

The merchandising staff works closely with store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities.  See "Risk Factors."

Our Vendor Relationships

The sporting goods retail business is brand name driven.  Accordingly, we maintain positive relationships with a number of well-known vendors to satisfy customer demand.  We believe that our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets.  As a result, we are able to attract considerable vendor interest and establish long‑term partnerships with vendors.  As our vendors expand their product lines and grow in popularity, we expand sales of these products within our stores.  In addition, as we continue to increase our store base and enter new markets, our vendors increase their brand presence within these regions.  We also work with our vendors to establish favorable pricing and to receive cooperative marketing funds.  See "Risk Factors."

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

A communications network sends and receives critical business data to and from our stores, providing timely and extensive information on business activity in every location.  Our information is processed in a secure environment to protect both the actual data and the physical assets.  We attempt to mitigate the risk of cyber-security threats and business interruptions by maintaining strong security protocols and a disaster recovery plan, which includes storing critical business information off-site.

We strive to maintain highly qualified and motivated individuals to support our information systems, which includes security, help desk, development, engineering, system analysts, business analysts and project managers.  Our systems are monitored 24 hours a day.  Our management believes that our current systems and practice of implementing regular updates position us well to support current needs and future growth.  We use a strategic information systems planning process that involves senior management and is integrated into our overall business planning and enterprise risk management.  Information systems projects are prioritized based upon strategic, financial, regulatory and other business criteria.

Our Advertising and Promotion

We target advertising opportunities in our markets to increase the effectiveness of our advertising budget.  Our advertising and promotional spending is centrally directed.  Print advertising, including direct mail catalogs and postcards to customers, has historically served as the foundation of our promotional program and accounted for the majority of our total advertising costs in Fiscal 2015.  We expect this trend to continue in Fiscal 2016.  Other advertising, such as our MVP customer loyalty program, the Hibbett website, social media, Hibbett trucks and outdoor billboards are used to reinforce Hibbett's name recognition and brand awareness.  By allowing us to reach and interact with our customers on a consistent basis through e-mail and mobile devices, the MVP program marketing effort has become the most efficient, timely and targeted segment of our marketing program.  Digital marketing, including mobile devices, social networks, website and MVP program marketing, will become a more significant portion of our advertising budget over the next several years.

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

Although we face competition from a variety of competitors, including on-line retailers, we believe that our stores are able to compete effectively by providing team sports and fitness merchandise complemented by a selection of localized apparel and accessories.  Additionally, we differentiate our store experience through extensive product knowledge, customer service and convenient locations.  We believe we compete favorably with respect to these factors in the smaller markets predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  See "Risk Factors."

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

Our Executive Officers

Our current executive officers and their prior business experience are as follows:

Jeffry O. Rosenthal, age 57, has been our Chief Executive Officer and President since March 2010.  He also currently serves on our Board of Directors.  Formerly, he served as President and Chief Operating Officer from February 2009 through March 2010 and as Vice President of Merchandising from August 1998 through February 2009.  Prior to joining us, Mr. Rosenthal was Vice President and Divisional Merchandise Manager for Apparel with Champs Sports, a division of Foot Locker, Inc. from 1981 to 1998.

Scott J. Bowman, age 48, was hired as our Senior Vice President and Chief Financial Officer in July 2012.  Prior to joining us, Mr. Bowman was Division Chief Financial Officer – Northern Division of The Home Depot, a large home improvement retailer.  Previously, Mr. Bowman served The Home Depot as their Senior Director, Finance – IT for approximately three years.  In prior retail experience, he has worked in various controller and accounting management positions.

Jared S. Briskin, age 42, was appointed our Senior Vice President and Chief Merchant in September 2014.  Formerly, he served as Vice President/Divisional Merchandise Manager of Footwear and Equipment from March 2010 through September 2014 and Vice President/Divisional Merchandise Manager of Apparel and Equipment from June 2004 through March 2010.  Prior to his appointment to Vice President in 2004, Mr. Briskin held various merchandising positions across multiple categories since joining the Company in April 1998.

Cathy E. Pryor, age 51, has been our Senior Vice President of Operations since 2012.  Formerly, she served as Vice President of Operations from 1995 to 2012.  She joined our Company in 1988 serving in areas of increasing responsibility including district manager and Director of Store Operations.

On February 2, 2014, Michael J. Newsome transitioned from Executive Chairman to Chairman of our Board of Directors.

Our Employees

As of January 31, 2015, we employed approximately 3,200 full-time and approximately 5,500 part-time employees, none of whom are represented by a labor union.  The number of part-time employees fluctuates depending on seasonal needs.  We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.  We have implemented programs in our stores and corporate offices to ensure that we hire and promote the most qualified employees in a non-discriminatory way.

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

One of the most significant training programs we have is Hibbett University or "Hibbett U", which is an intensive, five-day session designed specifically for store management.

Seasonality

We experience seasonal fluctuations in our net sales and results of operations.  Customer buying patterns around the spring sales period and the winter holiday season historically result in higher first and fourth quarter net sales.  Our third quarter experiences higher net sales during the back-to-school shopping period combined with tax-free holidays in many of our markets.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, merchandise mix and demand for apparel and accessories driven by local interest in sporting events, significant weather events and the timing of tax-free holidays.

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

In general, our sales represent discretionary spending by our customers.  A slowdown in the U.S. economy or other economic conditions affecting disposable consumer income, such as volatile fuel and energy costs, depressed real estate values, employment levels, lack of wage and income growth, inflation, deflation, business conditions, consumer debt levels, lack of available credit, interest rates and tax rates may adversely affect our business.  A reduction in customer traffic to our stores or a shift in customer spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins.

A slower pace of new store openings may negatively impact our net sales growth and operating income, and we may be unable to achieve our expansion plans for future growth.

The opening of new retail stores has contributed significantly to our growth in net sales.  Our continued growth depends largely upon our ability to open new stores in a timely manner, to operate them profitably and to manage them effectively.  Additionally, successful expansion is subject to various contingencies, many of which are beyond our control.  Economic and other challenges faced by real estate developers can also impact our ability to open new stores at the pace we prefer.  In order to open and operate new stores successfully, we must secure leases on suitable sites with acceptable terms, build-out and equip the stores with furnishings and appropriate merchandise, hire and train personnel and integrate the stores into our operations.

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

The operation of our business is dependent on the successful integration and operation of our information systems.  We rely on our information systems to effectively manage our sales, logistics, merchandise planning and replenishment, to process financial information and sales transactions and to optimize our overall inventory levels.  We attempt to mitigate the risk of possible business interruptions through change control protocols and a disaster recovery plan, which includes storing critical business information off-site.

Most of our information system infrastructure is centrally located at our headquarters, but we rely on third-party service providers for certain system applications that are hosted remotely or in cloud-based applications.  There is a risk that we may not have adequately addressed risks associated with using third-party providers or cloud-based applications.  Such risks include security issues such as adequate encryption and intrusion detection; user access control; data separation; the impact of technical problems such as server outages; their disaster recovery capabilities; and exit strategies.  A service provider disruption or failure in any of these areas could have an adverse effect on our business.

We may not have the technology infrastructure to support our current and future information needs.  Insufficient investment in technology, inadequate prevention maintenance, investment in the wrong technology, delayed replacement of obsolete equipment, shifts in technology, the failure to attract and retain highly-qualified IT personnel and inadequate policies to identify our technology needs could have an adverse effect on our business.

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

Uncertainty in the economy, coupled with volatility in the capital markets, affects our business and, ultimately, our revenue and profitability.  To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in asset impairment charges.  In addition, if we were to close stores, we could be subject to costs and charges that may adversely affect our financial results.

Our stores are concentrated within the South, Southwest, Mid-Atlantic and Midwest regions of the United States, which could subject us to regional risks.

Our stores are heavily concentrated in certain regions of the United States.  We are subject to regional risks, such as the regional economy, weather conditions and natural disasters, increasing costs of electricity, oil and natural gas, as well as government regulations specific in the states and localities within which we operate.  In addition, recent falling oil prices may adversely affect employment and consumer spending in those states that are within our regions that rely on oil revenues as a significant part of the economies of those states.  We sell a significant amount of team sports merchandise that can be adversely affected by significant weather events that postpone the start of or shorten sports seasons or that limit participation of fans and sports enthusiasts.

Unforeseen events, including public health issues and natural disasters such as earthquakes, hurricanes, tornados, snow or ice storms, floods and heavy rains could; disrupt our operations or the operations of our suppliers; significantly damage or destroy our retail locations; prohibit consumers from traveling to our retail locations; or prevent us from resupplying our stores or wholesale and logistics facility.  We believe that we take reasonable precautions to prepare for such events; however, our precautions may not be adequate to deal with such events in the future.  If such events occur in areas in which we have our wholesale and logistics facility or a concentration of retail stores, or if they occur during peak shopping seasons, it could have a material adverse effect on our business, financial condition and results of operations.

We sell a significant amount of licensed team sports merchandise, the sale of which may be subject to fluctuations based on the success or failure of such teams.  The poor performance by college and professional sports teams within our core regions of operations, as well as professional team lockouts, could cause our financial results to fluctuate year over year.

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

We believe that an increasing number of our customers browse or shop through the use of computers and mobile internet devices.  A delay in the development and implementation of our omni-channel initiative, or lack of acceptance of the completed platform by our customers, may adversely impact our revenues and growth.

If we lose any of our key vendors or any of our key vendors fail to supply us with merchandise, we may not be able to meet the demand of our customers and our net sales could decline.

We are a retailer of manufacturers' branded items and are thereby dependent on the availability of key products and brands.  Our business is dependent to a significant degree upon close relationships with vendors and our ability to purchase brand name merchandise at competitive prices.  As a retailer, we cannot control the supply, design, function or cost of many of the products we offer for sale.  In addition, many of our vendors provide us with return privileges, volume purchasing allowances and cooperative advertising.

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

Many of our largest vendors source a majority of their products from foreign countries.  Imported goods are generally less expensive than domestic goods and contribute significantly to our favorable profit margins.  We may experience a disruption or increase in the cost of imported vendor products at any time for reasons beyond our control.  If imported merchandise becomes more expensive or unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our customers.  Products from alternative sources may also be more expensive than those our vendors currently import.  Risks associated with reliance on imported goods include:

•	disruptions in the flow of imported goods because of factors such as:
•	raw material shortages, work stoppages, labor availability and political unrest;
•	problems with oceanic shipping, including blockages or labor union strikes at U.S. or foreign ports; and
•	economic crises and international disputes.

•	increases in the cost of purchasing or shipping foreign merchandise resulting from, for example:
•	foreign government regulations;
•	rising commodity prices;
•	changes in currency exchange rates or policies and local economic conditions; and

•	trade restrictions, including import duties, import quotas or loss of "most favored nation" status with the United States.

In addition, to the extent that any foreign manufacturer from whom our vendors are associated may directly or indirectly utilize labor practices that are not commonly accepted in the United States, we could be affected by any resulting negative publicity.

Security threats, including physical and cyber-security threats, and unauthorized disclosure of sensitive or confidential information could harm our business and reputation with our consumers.

The protection of Company, customer and employee data is critical to us.  Our ability to effectively manage our business depends on the security, reliability and capacity of our IT systems. Information technology system failures, network disruptions or breaches of security could disrupt our operations, impacting timely order or receipt of inventory, payment to vendors and employees, processing of transactions or reporting of financial results.  An attack or other problem with our systems could also result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees, which could result in significant damage to our business and our reputation.

We have security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information or disruption of our operations.  Our risk remediation procedures include an annual IT risk assessment based on the SANS Institute Critical Security Controls framework which prioritizes security functions that are effective against the latest Advanced Targeted Threats while emphasizing security controls that have demonstrated real world effectiveness.  Even so, advanced cyber-security threats are persistent and continue to evolve making them increasingly difficult to identify and prevent.  They include, but are not limited to, distributed denial of service attacks, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.  Protecting against these threats may require significant resources, and we may not be able to implement measures that will protect against all of the significant risks to our information technology systems.

In addition, we rely on a number of third party service providers to execute certain business processes and maintain certain IT systems and infrastructure.  Any breach of security on their part could impair our ability to effectively operate.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, intentional or unintentional, whether by us or our providers, could damage our reputation, expose us to risk of litigation and liability and could have a material adverse effect on our business.

Pressure from our competitors may force us to reduce our prices or increase our spending, which would lower our net sales, gross profit and operating income.
The business in which we are engaged is highly competitive.  The marketplace for sporting goods is highly fragmented as many different retailers compete for market share by utilizing a variety of store formats, including outlet centers, and merchandising strategies.  We compete with department and discount stores, traditional shoe stores, local sporting goods stores, mass merchandisers and, on a limited basis, national sporting goods stores.  In addition, we face competition from vendors that sell directly to consumers.  Direct sales by vendors may adversely affect our market share and reduce our revenues.  Many of our competitors have greater financial resources than we do.  In addition, many of our competitors employ price discounting policies that, if intensified, may make it difficult for us to reach our sales goals without reducing our prices.  As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate.

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

We would be materially and adversely affected if our single wholesale and logistics facility were shut down.

We currently operate a single wholesale and logistics facility in Alabaster, Alabama, a suburb of Birmingham, where we receive and ship substantially all of our merchandise.  Any natural disaster or other serious disruption to this facility would damage a portion of our inventory and could impair our ability to adequately stock our stores and process returns of products to vendors and could adversely affect our net sales and profitability.  In addition, we could incur significantly higher costs and longer lead times associated with shipping our products to our stores during the time it takes for us to reopen or replace the facility.

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

Increases in transportation costs, climate change regulation and other factors may negatively impact our results of operations.

We rely upon various means of transportation, including ship and truck, to deliver products from vendors to our wholesale and logistics facility and from our wholesale and logistics facility to our stores.  Consequently, our results can vary depending upon the price of fuel.  The price of oil has fluctuated drastically over the last few years.  In addition, efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means.  Any increases in fuel costs would increase our transportation costs for delivery of product to our wholesale and logistics facility and shipment to our stores, as well as our vendors' transportation costs.

In addition, labor shortages in the transportation industry could negatively affect transportation costs and our ability to supply our stores in a timely manner.  We also rely on efficient and effective operations within our wholesale and logistics facility to ensure accurate product delivery to our stores.  Failure to maintain such operations could adversely affect net sales.

We manage cash and cash equivalents beyond federally insured limits per financial institution and purchase investments not fully guaranteed by the Federal Deposit Insurance Corporation (FDIC), subjecting us to investment and credit availability risks.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we purchase investments not guaranteed by the FDIC.  Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.  In an attempt to mitigate this risk, our investment policy emphasizes preservation of principal and liquidity.  We cannot be assured that we will not experience losses on our deposits or investments.

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

Risks Related to Ownership of Our Common Stock.

The market price of our common stock, like the stock market in general, is likely to be highly volatile.  Factors that could cause fluctuation in our common stock price may include, among other things:

•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by investment analysts and our inability to meet or exceed those estimates;
•	additions or departures of key personnel;
•	market rumors or announcements by us or by our competitors of significant acquisitions, divestitures or joint ventures, strategic partnerships, large capital commitments or other strategic initiatives;
•	changes in retail sales data that indicate consumers may spend less on discretionary purchases; and
•	sales of our common stock by key personnel or large institutional holders.

Many of these factors are beyond our control and may cause the market price of our common stock to decline, regardless of our operating performance.

Risks Related to Regulatory, Legislative and Legal Matters.

We operate in a number of jurisdictions.  It can be cumbersome to fill needed positions and comply with labor laws and regulations, many of which vary from jurisdiction to jurisdiction.

We are heavily dependent upon our labor force.  Our compensation packages are designed to provide benefits commensurate with our level of expected service.  However, within our retail and logistics operations, we face the challenge of filling many positions at wage scales that are appropriate to the industry and competitive factors.  We operate in a number of jurisdictions which can make it cumbersome to comply with labor laws and regulations, many of which vary from jurisdiction to jurisdiction.  As a result of these and other factors, we face many external risks and internal factors in meeting our labor needs, including competition for qualified personnel, overall unemployment levels, prevailing wage rates, as well as rising employee benefit costs.  Changes in any of these factors, including a shortage of available workforce in areas in which we operate, could interfere with our ability to adequately service our customers or to open suitable locations and could result in increasing labor costs.

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
•     The Patient Protection and Affordable Care Act provisions;
•     Labor and employment laws that govern employment matters such as minimum wage, overtime, family leave mandates and workplace safety regulations;
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

We operate our business in numerous tax jurisdictions.  As a result, our effective tax rate is derived from a combination of the federal rate and applicable tax rates in the various states in which we operate.  Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income and the tax filing positions we take.  We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our Company and on estimates of the amount of business likely to be done in any given jurisdiction.  Changes in rules related to accounting for income taxes, changes in tax laws in any of the jurisdictions in which we operate, expiration of tax credits formerly available, failure to manage and utilize available tax credits, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate could result in an unfavorable change in our effective tax rate.

Product liability claims or product recalls can adversely affect our business reputation, expose us to lawsuits or increased scrutiny by federal and state regulators and may not be fully covered by insurance.

We sell products, particularly equipment, which entail an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant claims if the purchase of a defective product from any of our stores causes injury or death. Our merchandise could be subject to a product recall which could reflect negatively on our business reputation. We cannot be assured that product liability claims will not be asserted against us in the future. Any claims made may create adverse publicity that would have a material adverse effect on our business, reputation, financial condition and results of operations.

We and our vendors maintain insurance with respect to certain of these risks, including product liability insurance and general liability insurance, but in many cases such insurance is expensive, difficult to obtain and no assurance can be given that such insurance can be maintained in the future on acceptable terms, or in sufficient amounts to protect us against losses due to any such events, or at all. Moreover, even though our insurance coverage may be designed to protect us from losses attributable to certain events, it may not adequately protect us from liability and expenses we incur in connection with such events.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We currently lease all of our existing 988 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand.  Our leases typically provide for terms of five to ten years with options on our part to extend.  Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated.  We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations.  See "Risk Factors."

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area.  Historically, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.  We do not anticipate any such difficulties into Fiscal 2016.  Based primarily on our belief that we maintain good relations with our landlords, that most of our leases are at approximate market rents and that generally we have been able to secure leases for suitable locations, we believe our lease strategy will not be detrimental to our business, financial condition or results of operations.

We own our corporate office building, our wholesale and logistics facility and our Team facility, the latter of which is located in Birmingham, Alabama and warehouses inventory for educational institutions and youth associations.  We believe our wholesale and logistics facility is suitable and adequate to support our operations for many years.  See "Risk Factors."

Store Locations

As of January 31, 2015, we operated 988 stores in 31 contiguous states.  Of these stores, 195 are located in enclosed malls and 793 are located in strip-shopping centers, which are frequently near a Wal-Mart store.  Strip-shopping centers include free-standing stores.  The following shows the number of locations by state as of January 31, 2015:

Alabama	90	Kentucky	58	Pennsylvania	3
Arizona	8	Louisiana	53	South Carolina	35
Arkansas	42	Maryland	3	South Dakota	4
Colorado	7	Minnesota	2	Tennessee	63
Delaware	1	Mississippi	64	Texas	97
Florida	58	Missouri	34	Utah	3
Georgia	97	Nebraska	10	Virginia	17
Iowa	10	New Mexico	12	West Virginia	10
Illinois	27	North Carolina	55	Wisconsin	8
Indiana	24	Ohio	26	TOTAL	988
Kansas	23	Oklahoma	44

As of March 14, 2015, we operated 989 stores in 31 states.

Item 3.  Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  At January 31, 2015 and February 1, 2014, we estimated that the liability related to these matters was approximately $0.4 million and $0.2 million, respectively, and accordingly, we accrued $0.4 million and $0.2 million, respectively, as a current liability in our consolidated balance sheets.

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

Fiscal 2015:	High	Low
First Quarter ended May 3, 2014	$59.64	$52.32
Second Quarter ended August 2, 2014	$57.47	$49.55
Third Quarter ended November 1, 2014	$50.69	$41.57
Fourth Quarter ended January 31, 2015	$50.54	$43.95

Fiscal 2014:
First Quarter ended May 4, 2013	$56.54	$51.00
Second Quarter ended August 3, 2013	$61.50	$55.00
Third Quarter ended November 2, 2013	$61.64	$51.16
Fourth Quarter ended February 1, 2014	$67.73	$58.74

On March 14, 2015, the last reported sale price for our common stock as quoted by NASDAQ was $50.83 per share.  As of March 14, 2015, we had 24 stockholders of record.

The Stock Price Performance Graph below compares the percentage change in our cumulative total stockholder return on our common stock against a cumulative total return of the NASDAQ Composite Index and the NASDAQ Retail Trade Index.  The graph below outlines returns for the period beginning on January 31, 2010 to January 31, 2015.  We have not paid any dividends.  Total stockholder return for prior periods is not necessarily an indication of future performance.

	1/10	1/11	1/12	1/13	1/14	1/15
Hibbett Sports, Inc.	100.00	150.90	225.87	248.16	282.80	221.68
NASDAQ Composite	100.00	126.90	134.50	152.96	204.19	231.72
NASDAQ Retail Trade	100.00	128.20	143.05	176.27	219.05	232.39

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

Issuer Repurchases of Equity Securities

The following table presents our share repurchase activity for the thirteen weeks ended January 31, 2015 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
November 2, 2014 to November 29, 2014	4,100	$43.96	4,100	$179,525
November 30, 2014 to January 3, 2015	43,991	$48.43	43,991	$177,394
January 4, 2015 to January 31, 2015	85,620	$47.69	85,620	$173,311
Total	133,711	$47.82	133,711	$173,311

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

(In thousands, except per share amounts, Selected Store Data or where noted otherwise)
	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Statement of Operations Data:
Net sales	$913,486	$851,965	$818,700	$732,645	$664,954
Cost of goods sold, including wholesale and logistics facility and store occupancy costs	586,702	542,700	519,818	470,237	434,552
Gross profit	326,784	309,265	298,882	262,408	230,402
Store operating, selling and administrative expenses	192,648	181,527	169,872	155,672	143,232
Depreciation and amortization	15,990	13,847	13,029	13,205	13,623
Operating income	118,146	113,891	115,981	93,531	73,547
Interest expense, net	293	188	168	217	105
Income before provision for income taxes	117,853	113,703	115,813	93,314	73,442
Provision for income taxes	44,269	42,826	43,231	34,254	27,042
Net income	$73,584	$70,877	$72,582	$59,060	$46,400

Basic earnings per share	$2.90	$2.74	$2.78	$2.19	$1.63
Diluted earnings per share	$2.87	$2.70	$2.72	$2.15	$1.60
Basic weighted shares outstanding	25,369	25,870	26,132	26,978	28,426
Diluted weighted average shares outstanding	25,620	26,266	26,638	27,506	29,033
   Note:  No dividends have been declared or paid.

(In thousands, except per share amounts, Selected Store Data or where noted otherwise)
	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
Other Data:
Net sales increase	7.2%	4.1%	11.8%	10.2%	12.0%
Comparable store sales increase	2.9%	1.8%	6.9%	6.8%	9.8%
Gross profit (as a % to net sales)	35.8%	36.3%	36.5%	35.8%	34.7%
Store operating, selling and administrative expenses (as a % to net sales)	21.1%	21.3%	20.8%	21.2%	21.5%
Depreciation and amortization (as a % to net sales)	1.8%	1.6%	1.6%	1.8%	2.1%
Provision for income taxes (as a % to net sales)	4.8%	5.0%	5.3%	4.7%	4.1%
Net income (as a % to net sales)	8.1%	8.3%	8.9%	8.1%	7.0%

Balance Sheet Data:
Cash and cash equivalents	$88,397	$66,227	$76,911	$55,138	$75,517
Average inventory per store	$243	$244	$254	$234	$219
Working capital	$253,373	$232,235	$202,899	$177,115	$175,007
Total assets	$452,397	$416,345	$377,331	$313,696	$314,265
Long-term capital lease obligations	$3,029	$2,889	$2,138	$2,072	$2,245
Stockholders' investment	$324,781	$304,023	$239,127	$203,750	$200,088
Treasury shares repurchased	1,206	366	904	1,897	1,461
Cost of treasury shares purchased	$60,971	$20,095	$49,852	$68,613	$37,859

Selected Store Data:
Stores open at beginning of period	927	873	832	798	767
New stores opened	80	72	54	52	45
Stores closed	(19)	(18)	(13)	(18)	(14)
Stores open at end of period	988	927	873	832	798

Stores expanded during the period	9	14	13	15	14
Estimated square footage at end of period	5,649	5,331	5,003	4,755	4,558

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

Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  We believe Hibbett Sports stores are typically the primary sports retailer in smaller markets due to the extensive selection of premium brand name merchandise, availability of local merchandise, an emphasis on team sports and a high level of customer service.  As of January 31, 2015, we operated a total of 988 retail stores in 31 states composed of 969 Hibbett Sports stores and 19 Sports Additions athletic shoe stores.

Our primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000-square-foot store located primarily in strip centers, which are frequently near a Wal-Mart store.  Approximately 82% of our Hibbett Sports store base is located in strip centers, which includes free-standing stores, while approximately 18% of our Hibbett Sports store base is located in enclosed malls.  Over the last several years, we have concentrated and expect to continue our store base growth in strip centers versus enclosed malls.  We do not expect that the average size of our stores opening in Fiscal 2016 will vary significantly from the average size of stores opened in Fiscal 2015.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year.  The consolidated statements of operations for Fiscal 2015 and Fiscal 2014 included 52 weeks of operations.  The consolidated statements of operations for Fiscal 2013 included 53 weeks of operations.  Fiscal 2016 will include 52 weeks of operations.  We have operated as a public company and have been incorporated under the laws of the State of Delaware since October 6, 1996.

Fiscal 2015 experienced a total company-wide square footage increase of 6.0%.  Our plan for Fiscal 2016 is to increase total company-wide square footage by 6% to 7%.  To supplement new store openings, we continue to expand high performing stores, increasing the square footage in 9 existing stores in Fiscal 2015 for an average increase in square footage of 43%.  We expect to expand an additional 10 to 15 stores in Fiscal 2016.

We historically have had increases in comparable store net sales in the low to mid-single digit range.  In Fiscal 2015, footwear and activewear experienced mid-single digit comparable store gains.  Total comparable store sales percentage growth is expected to be in the low to mid-single digits in Fiscal 2016.  We expect a slightly positive increase in merchandise margin and a slight increase in overall gross profit rate in Fiscal 2016 as we expect wholesale and logistics expenses and store occupancy expenses to be relatively flat as a percentage of net sales.

Due to our increased net sales, we have historically leveraged our store operating, selling and administrative expenses.  Based on projected net sales, we expect operating, selling and administrative rates to increase as a percentage of net sales in Fiscal 2016, primarily due to increases in information technology and health care costs.  We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, to provide capital expenditures including technology upgrade projects and to repurchase our common stock under our stock repurchase program.

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

Executive Summary

Following is a highlight of our financial results over the last three fiscal years:

	Fiscal 2015 (52 weeks)	Fiscal 2014 (52 weeks)	Fiscal 2013 (53 weeks)
Net sales (in millions)	$913.5	$852.0	$818.7
Operating income, percentage to net sales	12.9%	13.4%	14.2%
Comparable store sales increase	2.9%	1.8%	6.9%
Net income (in millions)	$73.6	$70.9	$72.6
Net income, percentage (decrease) increase	3.8%	(2.4)%	22.9%
Diluted earnings per share	$2.87	$2.70	$2.72

During Fiscal 2015, Hibbett opened 80 new stores and closed 19 underperforming stores, bringing the store base to 988 in 31 states as of January 31, 2015.  Inventory on a per store basis at January 31, 2015, decreased by 0.4%.  Hibbett ended Fiscal 2015 with $88.4 million of available cash and cash equivalents on the consolidated balance sheet and full availability under its $80.0 million unsecured credit facilities.

Recent Accounting Pronouncements

See Note 2 of Item 8 of this Annual Report on Form 10-K for the fiscal year ended January 31, 2015, for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	100.0%	100.0%	100.0%
Costs of goods sold, including wholesale and logistics facility and store occupancy costs	64.2	63.7	63.5
Gross profit	35.8	36.3	36.5

Store operating, selling and administrative expenses	21.1	21.3	20.8
Depreciation and amortization	1.8	1.6	1.6
Operating income	12.9	13.4	14.2

Interest (expense) income, net	-	-	-
Income before provision for income taxes	12.9	13.4	14.2

Provision for income taxes	4.8	5.0	5.3
Net income	8.1%	8.3%	8.9%

Note:  Columns may not sum due to rounding.

Fiscal 2015 Compared to Fiscal 2014

Net sales.  Net sales increased $61.5 million, or 7.2%, to $913.5 million for Fiscal 2015 from $852.0 million for Fiscal 2014.  Furthermore:

•
We opened 80 Hibbett Sports stores while closing 19 underperforming Hibbett Sports stores for net stores opened of 61 stores in Fiscal 2015.  Stores not in the comparable store net sales calculation accounted for $38.3 million of the increase in net sales.  We expanded, remodeled or relocated 10 high performing stores.  Store openings and closings are reported net of relocations.

•	We achieved a 2.9% increase in comparable store net sales for Fiscal 2015 compared to Fiscal 2014. Comparable store net sales contributed $23.2 million to the increase in net sales.

During Fiscal 2015, 836 stores were included in the comparable store sales comparison.  The increase in comparable store net sales was broad-based with gains across footwear, activewear and cleats.  Significant increases were achieved in basketball and lifestyle footwear, branded apparel, and wrestling, volleyball and soccer cleats.  The majority of our comparable store sales increase was from increased sales per transaction primarily due to a continued trend towards premium product.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for our wholesale and logistics facility.  Gross profit was $326.8 million, or 35.8% of net sales, in Fiscal 2015, compared with $309.3 million, or 36.3% of net sales, in Fiscal 2014.

•	Gross profit rate decreased as a percentage of net sales due to increased markdowns to liquidate aged inventory. We expect gross profit rate to remain flat or increase slightly in Fiscal 2016 resulting from an anticipated positive product gross margin rate compared to Fiscal 2015.
•	Wholesale and logistics expenses as a percentage of net sales remained relatively flat, decreasing 1 basis point. Decreased labor costs as a percentage of net sales due to improvements in labor efficiency as well as a decrease in occupancy costs offset other volume-related cost increases. In Fiscal 2016, we expect this expense to remain relatively stable as we realize a full-year's operation of our new facility without the duplicate costs of our old distribution center.
•	Store occupancy expense as a percentage of net sales increased 12 basis points due to increases in rent, utility and real estate taxes. However, as comparable sales improved in the fourth quarter, these expenses decreased 4 basis points as a percentage of net sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $192.6 million, or 21.1% of net sales, for Fiscal 2015, compared with $181.5 million, or 21.3% of net sales, for Fiscal 2014.  Expense trends we experienced included:

•	Total salary and benefit costs increased in dollars, but decreased as a percentage of net sales by 16 basis points due to higher comparable store sales and lower health care costs. As our store base grows, we expect an increase in salary and benefit dollars, but believe these costs as a percentage of net sales will remain relatively stable.
•	Stock-based compensation decreased by 19 basis points as a percentage of net sales due to a larger number of equity award forfeitures in the current year compared to last year.
•	Expenses associated with costs of our old distribution center not included in cost of goods sold increased 5 basis points as a percentage of net sales. The lease on our old center expired in December 2014. A complete year of expense related to our new corporate headquarters added 5 basis points as a percentage of net sales.
•	Professional fees increased 7 basis points as a percentage of net sales due to an increase in consulting fees for the planning of our omni-channel initiative and other elements of our strategic plan.
•	We expect overall store operating, selling and administrative expenses as a percent of net sales to increase in Fiscal 2016 due to an anticipated increased in health care costs and IT costs.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.8% in Fiscal 2015 and 1.6% in Fiscal 2014.  In Fiscal 2015, the addition of our new wholesale and logistics facility placed in service in April 2014, the addition of new stores and the capitalization of IT investments, resulted in an elevated depreciation expense in both dollars and in percentage of net sales.  We expect this trend to continue into Fiscal 2016.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.6% for Fiscal 2015 and 37.7% for Fiscal 2014.  The decrease in rate resulted primarily from a settlement with a state taxing authority during Fiscal 2015.

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

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $181.5 million, or 21.3% of net sales, for Fiscal 2014, compared with $169.9 million, or 20.8% of net sales, for Fiscal 2013.  Expense trends we experienced included:

•	Total salary and benefit costs increased in dollars and as a percentage of net sales by 32 basis points due to Company growth, higher health care costs, annual pay rate increases and as a consequence of weaker sales growth.
•	New store costs increased 6 basis points as a percentage of net sales resulting from an increase in new store openings.
•	Stock-based compensation decreased by 8 basis points as a percentage of net sales due to the achievement of certain performance awards at a lower level than those achieved in the prior year and the expectation of future awards being achieved at less than the goal established.
•	Expenses associated with our new corporate headquarters contributed an increase of 10 basis points as a percentage of net sales.

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

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net cash provided by operating activities	$102,392	$53,301	$87,124
Net cash used in investing activities	(22,559)	(50,990)	(22,318)
Net cash used in financing activities	(57,663)	(12,995)	(43,033)
Net increase (decrease) in cash and cash equivalents	$22,170	$(10,684)	$21,773

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

Net cash provided by operating activities was $102.4 million for Fiscal 2015 compared with net cash provided by operating activities of $53.3 million and $87.1 million in Fiscal 2014 and Fiscal 2013, respectively.  The increase in net cash provided by operating activities for Fiscal 2015 compared to Fiscal 2014 and Fiscal 2013 was impacted by the following:

•	The change in accounts payable provided cash of $9.9 million in Fiscal 2015, used cash of $27.5 million in Fiscal 2014 and provided cash of $28.3 million in Fiscal 2013. The increases in Fiscal 2015 and Fiscal 2013 resulted from an earlier receipt of inventory in advance of the spring season. The decrease in Fiscal 2014 resulted from a later receipt of inventory in advance of the spring season.
•	Ending inventory declined 0.4% and 3.6% on a per store level basis at January 31, 2015 and February 1, 2014, respectively, compared to the prior year. Fiscal 2015 was affected by later receipts resulting from the port labor disputes ongoing on the West coast. Fiscal 2014 was affected by the later receipt of spring inventory compared to the prior year. The increase in inventory used cash of $13.9 million, $5.2 million and $26.3 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
•	Prepaid expenses and other provided cash of $6.6 million in Fiscal 2015 resulting from a decrease in refundable income taxes and a decrease in tax benefits due to fewer stock option exercises in Fiscal 2015 compared to Fiscal 2014. The effect of the change in prepaid expenses and other was negligible in Fiscal 2014 and Fiscal 2013.
•	Net income provided cash of $73.6 million, $70.9 million and $72.6 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.
•	Non-cash charges included depreciation and amortization expense of $16.0 million, $13.8 million and $13.0 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively, and stock-based compensation expense of $4.5 million, $5.8 million and $5.6 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively. Stock-based compensation in Fiscal 2015 was affected by a higher than historical forfeiture of restricted stock and performance-based awards. Depreciation expense increased in Fiscal 2015 due to investments in facilities and information technology systems and will continue to increase as additional systems are placed into service. Fluctuations in stock-based compensation generally result from the achievement of performance-based equity awards at greater or lesser than their granted level, fluctuations in the price of our common stock and levels of forfeitures in any given period.

Investing Activities.

Cash used in investing activities in the fiscal periods ended January 31, 2015, February 1, 2014 and February 2, 2013 totaled $22.6 million, $51.0 million and $22.3 million, respectively.  Gross capital expenditures used $22.9 million, $50.5 million and $22.0 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.  Capital expenditures in Fiscal 2014 included our new corporate headquarters, our inventory markdown optimization system and construction costs on our new wholesale and logistics facility.

We use cash in investing activities to build new stores and remodel, expand or relocate existing stores.  We opened 80 new stores and relocated, expanded and /or remodeled 10 existing stores during Fiscal 2015.  We opened 72 new stores and relocated, expanded and/or remodeled 17 existing stores during Fiscal 2014.  We opened 54 new stores and relocated, expanded and/or remodeled 18 existing stores during Fiscal 2013.

We estimate the cash outlay for capital expenditures in the fiscal year ending January 30, 2016 will be approximately $33.0 million, which relates to expenditures for information system infrastructure and upgrades, the opening of 80 to 85 new stores; the remodeling, relocation or expansion of selected existing stores, and other departmental needs.  Of the total budgeted dollars for capital expenditures for Fiscal 2016, we anticipate that approximately 43% will be related to the information infrastructure and upgrades.  Approximately 36% will be related to the opening new stores, store expansions and relocations and store remodels.  The remaining 21% relates primarily to specific department expenditures and includes information technology, facility upgrades, transportation equipment, automobiles and security equipment for our stores.

The lease for our old distribution center expired in December 2014.  We relocated to our new wholesale and logistics facility in April 2014 at a total capitalized cost of $38.7 million.

Financing Activities.

Net cash used in financing activities was $57.7 million, $13.0 million and $43.0 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.  The financing activity cash fluctuation between years is primarily the result of repurchases of our common stock.  We expended $56.3 million, $15.8 million and $45.9 million on repurchases of our common stock during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.  In addition, cash used to settle net share equity awards expended $4.7 million, $4.3 million and $3.9 million during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

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

At January 31, 2015, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew in August 2015 and November 2015, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of January 31, 2015, we did not have any debt outstanding under either of these facilities.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sports, Inc. at January 31, 2015 (in thousands):

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations (1)	726	1,470	1,433	1,288	4,917
Interest on capital lease obligations (1)	289	501	368	294	1,452
Operating lease obligations (1)	51,414	77,907	44,713	32,670	206,704
Purchase obligations (2)	3,462	1,188	196	-	4,846
Other liabilities (3)	322	-	-	2,765	3,087
Total	$56,213	$81,066	$46,710	$37,017	$221,006

(1)	See "Part II, Item 8, Consolidated Financial Statements Note 6 – Leases."

(2)	Purchase obligations include all material legally binding contracts such as software license commitments and service contracts. The table above also includes a stand-by letter of credit in conjunction with our self-insured workers' compensation and general liability insurance coverage. Contractual obligations that are not binding agreements, including purchase orders for inventory, are excluded from the table above. Store utility contracts, including waste disposal agreements, are also excluded.

(3)	Other liabilities include amounts accrued for various deferred compensation arrangements. See "Part II, Item 8, Consolidated Financial Statements Note 7 – Defined Contribution Benefit Plans" for a discussion regarding our employee benefit plans.

Non-current liabilities, primarily consisting of deferred rent and unrecognized tax benefits, have been excluded from the above table to the extent that the timing and/or amount of any cash payment are uncertain.  Excluded from this table are approximately $1.3 million of unrecognized tax benefits, which have been recorded as liabilities in accordance with ASC Topic 740, Income Taxes, as the timing of such payments cannot be reasonably determined.  See "Part II, Item 8, Consolidated Financial Statements Note 1 – Deferred Rent" for a discussion on our deferred rent liabilities.  See "Part II, Item 8, Consolidated Financial Statements Note 9 – Income Taxes" for a discussion of our unrecognized tax benefits.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees through January 31, 2015.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

We offer a customer loyalty program, the MVP Rewards program, whereby customers, upon registration, can earn points in a variety of ways, including store purchases, website surveys and other activities on our website.  Based on the number of points accumulated, customers receive reward certificates on a monthly basis that can be redeemed in our stores.  An estimate of the obligation related to the program, based on historical redemption rates, is recorded as a current liability and a reduction of net sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net sales, in the amount of and at the time of redemption of the reward certificate.  At January 31, 2015 and February 1, 2014, the amount recorded in current liabilities for reward certificates issued was not significant.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us.  Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as a current liability.

Income from gift card breakage is recognized to the extent not required to be remitted to jurisdictions as unclaimed property and is based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.  We have determined the likelihood of redemption is remote when redemptions are equal to or less than five percent of the remaining balances of gift cards aged by activation year.  For Fiscal 2015, Fiscal 2014 and Fiscal 2013, $0.7 million, $0.2 million and $0.3 million of breakage revenue, respectively, was recorded as other income and is included in the accompanying consolidated statements of operations as a reduction to store operating, selling and administrative expenses.  The net deferred revenue liability at January 31, 2015 and February 1, 2014 was $4.7 million and $4.5 million, respectively.

Inventory.

Inventories are valued using the lower of weighted average cost or market method.  Items are removed from inventory using the weighted average cost method.

Lower of Cost or Market:  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of January 31, 2015 and February 1, 2014, the accrual was $3.5 million and $2.2 million, respectively.  A determination of net realizable value requires significant judgment and estimates.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Physical counts are performed on a cyclical basis.  As of January 31, 2015 and February 1, 2014, the accrual was $1.2 million and $1.3 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 55.7%, 52.3% and 48.9% of our purchases for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.  Our second largest vendor in Fiscal 2015 represented 15.4%, 15.6% and 12.8% of our purchases while our third largest vendor in Fiscal 2015 represented 6.4%, 8.6% and 10.9% of our purchases for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

Consignment Inventories:  Consignment inventories, which are owned by the vendor but located in our stores, are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At January 31, 2015 and February 1, 2014, vendor-owned inventories held at our locations (and not reported as our inventory) were $3.8 million and $1.1 million, respectively.

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

We account for uncertain tax positions in accordance with ASC Subtopic 740-10.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.  See "Part II, Item 8, Consolidated Financial Statements Note 9 – Income Taxes" for additional detail on our uncertain tax positions.

Legal Proceedings and Claims.  Estimated amounts for claims that are probable and can be reasonably estimated are recorded as liabilities in the consolidated balance sheets.  The likelihood of a material change in these estimated accruals is dependent on new claims as they may arise and the favorable or unfavorable outcome of particular litigation.  As additional information becomes available, we assess the potential liability related to pending litigation and revise estimates as appropriate.  Such revisions in estimates of the potential liability could materially impact our results of operations and financial position.  See "Risk Factors."

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

Leases.  We lease all our retail stores and certain equipment, including transportation and office equipment.  We evaluate each lease at inception to determine whether the lease will be accounted for as an operating or capital lease.  The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.  The majority of our retail stores are operating leases.

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

Interest Rate Risk

Our net exposure to interest rate risk results primarily from interest rate fluctuations on our credit facilities, which bears interest at a rate which varies with LIBOR, prime or federal funds rates.  At the end of Fiscal 2015 and Fiscal 2014, we had no borrowings outstanding under any credit facility, nor did we have any borrowings against either of the facilities during Fiscal 2015 and Fiscal 2014.

Quarterly and Seasonal Fluctuations

We experience seasonal fluctuations in our net sales and results of operations.  Customer buying patterns around the spring sales period and the winter holiday season historically result in higher first and fourth quarter net sales.  Over the past few years, our third quarter has experienced higher than historical net sales, resulting from back-to-school shopping combined with tax-free holidays in many of our markets.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, merchandise mix, demand for apparel and accessories driven by local interest in sporting events and timing of sales tax holidays.

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

Item 8.  Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of our Company are included in response to this item:

• Report of Independent Registered Public Accounting Firm

• Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014

• Consolidated Statements of Operations for the fiscal year ended January 31, 2015, February 1, 2014 and February 2, 2013

• Consolidated Statements of Cash Flows for the fiscal year ended January 31, 2015, February 1, 2014 and February 2, 2013

• Consolidated Statements of Stockholders' Investment for the fiscal year ended January 31, 2015, February 1, 2014 and February 2, 2013

• Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
 Hibbett Sports, Inc.:

We have audited the accompanying consolidated balance sheets of Hibbett Sports, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the years in the three-year period ended January 31, 2015. We also have audited Hibbett Sports, Inc.'s internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hibbett Sports, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Hibbett Sports, Inc.'s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sports, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Hibbett Sports, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Birmingham, Alabama
March 31, 2015

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

ASSETS	January 31, 2015	February 2, 2013
Current Assets:
Cash and cash equivalents	$88,397	$66,227
Trade receivables, net	3,681	3,798
Accounts receivable, other	3,896	4,602
Inventories, net	240,408	226,545
Prepaid expenses and other	9,296	13,429
Deferred income taxes, net	9,820	9,048
Total current assets	355,498	323,649

Property and Equipment:
Land and buildings	27,892	6,280
Buildings under capital lease	3,144	3,247
Equipment	71,280	61,604
Equipment under capital lease	1,121	501
Furniture and fixtures	31,303	29,717
Leasehold improvements	74,085	72,216
Construction in progress	3,369	37,639
	212,194	211,204
Less accumulated depreciation and amortization	119,213	125,190
Net property and equipment	92,981	86,014

Deferred income taxes, net	306	3,497
Other assets, net	3,612	3,185
Total Assets	$452,397	$416,345

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$84,439	$74,532
Capital lease obligations	436	322
Accrued payroll expenses	8,249	8,464
Deferred rent	3,821	3,792
Other accrued expenses	5,180	4,304
Total current liabilities	102,125	91,414

Capital lease obligations	3,029	2,889
Deferred rent	16,043	13,803
Unrecognized tax benefits	1,457	1,738
Other liabilities, net	4,962	2,478
Total liabilities	127,616	112,322

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,465,814 and 38,202,486 shares issued at January 31, 2015 and February 1, 2014, respectively	385	382
Paid-in capital	162,675	154,533
Retained earnings	566,055	492,471
Treasury stock, at cost, 13,595,537 and 12,389,531 shares repurchased at January 31, 2015 and February 1, 2014, respectively	(404,334)	(343,363)
Total stockholders' investment	324,781	304,023
Total Liabilities and Stockholders' Investment	$452,397	$416,345

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
	(52 weeks)	(52 weeks)	(53 weeks)
Net sales	$913,486	$851,965	$818,700
Cost of goods sold, including wholesale and logistics facility and store occupancy costs	586,702	542,700	519,818
Gross profit	326,784	309,265	298,882

Store operating, selling and administrative expenses	192,648	181,527	169,872
Depreciation and amortization	15,990	13,847	13,029
Operating income	118,146	113,891	115,981

Interest income	22	11	14
Interest expense	(315)	(199)	(182)
Interest expense, net	(293)	(188)	(168)
Income before provision for income taxes	117,853	113,703	115,813

Provision for income taxes	44,269	42,826	43,231
Net income	$73,584	$70,877	$72,582

Basic earnings per share	$2.90	$2.74	$2.78
Diluted earnings per share	$2.87	$2.70	$2.72

Weighted average shares outstanding:
Basic	25,369	25,870	26,132
Diluted	25,620	26,266	26,638

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 31, 2015		February 1, 2014		February 2, 2013
Cash Flows From Operating Activities:
Net income	$	$ 73,584	$	$ 70,877	$	$ 72,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		15,990		13,847		13,029
Deferred income taxes and unrecognized income tax benefit, net		4,220		(73)		(1,507)
Excess tax benefit from stock option exercises		(2,911)		(4,357)		(4,002)
Loss on disposal and write-down of assets, net		181		173		68
Stock-based compensation		4,468		5,838		5,649
Changes in operating assets and liabilities:
Trade receivables, net		117		(452)		577
Accounts receivable, other		706		(1,993)		(408)
Inventories, net		(13,863)		(5,167)		(26,307)
Prepaid expenses and other		6,614		36		34
Other assets, net, non-current		46		(475)		(115)
Accounts payable		9,907		(27,489)		28,286
Deferred rent, non-current		2,240		1,798		435
Accrued expenses and other		1,093		738		(1,197)
Net cash provided by operating activities		102,392		53,301		87,124

Cash Flows From Investing Activities:
Purchase of investments, net		(90)		(704)		(530)
Capital expenditures		(22,873)		(50,507)		(21,970)
Proceeds from sale of property and equipment		320		221		182
Proceeds from insurance		84		-		-
Net cash used in investing activities		(22,559)		(50,990)		(22,318)

Cash Flows From Financing Activities:
Cash used for stock repurchases		(56,302)		(15,807)		(45,938)
Net payments on capital lease obligations		(377)		(268)		(181)
Excess tax benefit from stock option exercises		2,911		4,357		4,002
Cash used to settle net share equity awards		(4,669)		(4,288)		(3,914)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan		774		3,011		2,998
Net cash used in financing activities		(57,663)		(12,995)		(43,033)

Net increase (decrease) in cash and cash equivalents		22,170		(10,684)		21,773
Cash and cash equivalents, beginning of year		66,227		76,911		55,138
Cash and cash equivalents, end of year		$88,397		$66,227		$76,911

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest		$306		$195		$178
Income taxes, net of refunds		$32,626		$42,276		$39,878

Supplemental Schedule of Non-Cash Financing Activities:
Property and plant additions under capital lease		$909		$1,086		$1,040

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
(in thousands, except share information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance-January 28, 2012	37,498,128	$375	$127,779	$349,012	11,120,040	$(273,416)	$203,750
Net income	-	-	-	72,582	-	-	72,582
Issuance of shares through the Company's equity plans, including tax benefit of $4,002	348,193	3	6,997	-	-	-	7,000
Adjustment to income tax benefit from exercises of employee stock options	-	-	(2)	-	-	-	(2)
Purchase of shares under the stock repurchase program	-	-	-	-	903,794	(49,852)	(49,852)
Stock-based compensation	-	-	5,649	-	-	-	5,649
Balance-February 2, 2013	37,846,321	378	140,423	421,594	12,023,834	(323,268)	239,127
Net income	-	-	-	70,877	-	-	70,877
Issuance of shares through the Company's equity plans, including tax benefit of $4,357	356,165	4	7,364	-	-	-	7,368
Adjustment to income tax benefit from exercises of employee stock options	-	-	908	-	-	-	908
Purchase of shares under the stock repurchase program	-	-	-	-	365,697	(20,095)	(20,095)
Stock-based compensation	-	-	5,838	-	-	-	5,838
Balance-February 1, 2014	38,202,486	382	154,533	492,471	12,389,531	(343,363)	304,023
Net income	-	-	-	73,584	-	-	73,584
Issuance of shares through the Company's equity plans, including tax benefit of $2,911	263,328	3	3,682	-	-	-	3,685
Adjustment to income tax benefit from exercises of employee stock options	-	-	(8)	-	-	-	(8)
Purchase of shares under the stock repurchase program	-	-	-	-	1,206,006	(60,971)	(60,971)
Stock-based compensation	-	-	4,468	-	-	-	4,468
Balance-January 31, 2015	38,465,814	$$385	$$162,675	$$566,055	13,595,537	$($404,334)	$$324,781

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett Sports, Inc. is an operator of sporting goods retail stores in small to mid-sized markets predominately in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  References to "we," "our," "us" and the "Company" refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.  Our fiscal year ends on the Saturday closest to January 31 of each year.  The consolidated statements of operations for Fiscal 2015 and Fiscal 2014 include 52 weeks of operations while our consolidated statement of operations for Fiscal 2013 includes 53 weeks of operations.  Our merchandise assortment features a core selection of brand name merchandise emphasizing athletic footwear, team sports equipment, athletic and fashion apparel and related accessories.  We complement this core assortment with a selection of localized apparel, footwear and accessories designed to appeal to a wide range of customers within each market.

Principles of Consolidation

The consolidated financial statements of our Company include its accounts and the accounts of all wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Occasionally, certain reclassifications are made to conform previously reported data to the current presentation.  Such reclassifications had no impact on total assets, total liabilities, net income or stockholders' investment in any of the years presented.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make estimates and assumptions that affect:

•	the reported amounts of certain assets, including inventories and property and equipment;
•	the reported amounts of certain liabilities, including legal, tax-related and other accruals; and
•	the reported amounts of certain revenues and expenses during the reporting period.

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

Customers

No customer accounted for more than 5.0% of our net sales during the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013.

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

The following table presents the components of our advertising expense (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Gross advertising costs	$9,763	$8,980	$9,554
Advertising reimbursements	(3,456)	(3,335)	(4,002)
Net advertising costs	$6,307	$5,645	$5,552

Cost of Goods Sold

We include inbound freight charges, merchandise purchases, store occupancy costs and a portion of our logistics costs related to our retail business in cost of goods sold.  Costs associated with moving merchandise to and between stores are included in store operating, selling and administrative expenses.

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

Under the 2012 Program, we repurchased 1.2 million shares of our common stock during Fiscal 2015 at a cost of $61.0 million, including 0.1 million shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4.7 million.  We repurchased 0.4 million shares of our common stock during Fiscal 2014 at a cost of $20.1 million, including 0.1 million shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4.3 million.

Historically, under all stock repurchase authorizations, we have repurchased a total of 13.6 million shares of our common stock at an approximate cost of $404.3 million as of January 31, 2015, and had approximately $173.3 million remaining under the 2012 Program for stock repurchase.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  We are exposed to credit risk in the event of default by our financial institutions where we maintain deposits to the extent the amount recorded on the consolidated balance sheet exceeds the FDIC insurance limits per institution.  Amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at January 31, 2015 and February 1, 2014 were $5.2 million and $3.5 million, respectively.

Investments

We hold investments in trust for the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) and the Hibbett Sports, Inc. Executive Voluntary Deferral Plan (Deferral Plan).  These are trading securities.  At January 31, 2015, we had $2.7 million of investments of which $0.1 million was included in prepaid expenses and other and $2.6 million was included in other assets, net.  At February 1, 2014, we had $2.6 million of investments of which $0.5 million was included in prepaid expenses and other and $2.1 million was included in other assets, net.   Net unrealized holding gains for Fiscal 2015 and Fiscal 2014 were $31,000 and $0.2 million, respectively.

Trade and Other Accounts Receivable

Trade accounts receivable consist primarily of amounts due to us from sales to educational institutions for athletic programs.  We do not require collateral, and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant.  The allowance for doubtful accounts at January 31, 2015 and February 1, 2014 was $79,000 and $42,000, respectively.

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

Lower of Cost or Market:  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of January 31, 2015 and February 1, 2014, the accrual was $3.5 million and $2.2 million, respectively.  A determination of net realizable value requires significant judgment and estimates.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our physical inventories.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Physical counts are performed on a cyclical basis.  As of January 31, 2015 and February 1, 2014, the accrual was $1.2 million and $1.3 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 55.7%, 52.3% and 48.9% of our purchases for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.  Our second largest vendor in Fiscal 2015 represented 15.4%, 15.6% and 12.8% of our purchases while our third largest vendor in Fiscal 2015 represented 6.4%, 8.6% and 10.9% of our purchases for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

Consignment Inventories:  Consignment inventories, which are owned by the vendor but located in our stores, are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At January 31, 2015 and February 1, 2014, vendor-owned inventories held at our locations (and not reported as our inventory) were $3.8 million and $1.1 million, respectively.

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

Construction in progress has historically been comprised primarily of property and equipment related to unopened stores and amounts associated with technology upgrades at period-end.  At January 31, 2015, approximately 84% of the construction in progress balance was comprised of costs associated with information technology capital projects.  The remaining balance consisted of costs associated with unopened stores and facility leasehold improvements.

Maintenance and repairs are charged to expense as incurred.  The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from property and equipment and the related gain or loss is credited or charged to net income.

Deferred Rent

Deferred rent primarily consists of step rent and allowances from landlords related to our leased properties.  Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which we record over the term of the lease, including the build-out period.  This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line rent expense.  Landlord allowances are generally comprised of amounts received and/or promised to us by landlords and may be received in the form of cash or free rent.  We record a receivable from the landlord in accordance with the terms of the lease and a deferred rent liability.  This deferred rent is amortized into net income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are realized from the landlord.

In our consolidated statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current.  The liability for the current portion of unamortized landlord allowances was $3.3 million and $3.1 million at January 31, 2015 and February 1, 2014, respectively.  The liability for the long-term portion of unamortized landlord allowances was $12.4 million and $10.5 million at January 31, 2015 and February 1, 2014, respectively.  We estimate the non-cash portion of landlord allowances was $1.3 million and $2.1 million at January 31, 2015 and February 1, 2014, respectively.

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

We offer a customer loyalty program, the MVP Rewards program, whereby customers, upon registration, can earn points in a variety of ways, including store purchases, website surveys and other activities on our website.  Based on the number of points accumulated, customers receive reward certificates on a monthly basis that can be redeemed in our stores.  An estimate of the obligation related to the program, based on historical redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the reward certificate.  At January 31, 2015 and February 1, 2014, the amount recorded in current liabilities for reward certificates issued was not significant.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us.  Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as a current liability.

Income from gift card breakage is recognized to the extent not required to be remitted to jurisdictions as unclaimed property and is based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.  We have determined the likelihood of redemption is remote when redemptions are equal to or less than five percent of the remaining balances of gift cards aged by activation year.  For Fiscal 2015, Fiscal 2014 and Fiscal 2013, $0.7 million, $0.2 million and $0.3 million of breakage revenue, respectively, was recorded as other income and is included in the accompanying consolidated statements of operations as a reduction to store operating, selling and administrative expenses.  The net deferred revenue liability at January 31, 2015 and February 1, 2014 was $4.7 million and $4.5 million, respectively.

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

Insurance Accrual

We are self-insured for a significant portion of our health insurance.  Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims experience.  The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions.  To minimize our potential exposure, we carry stop-loss insurance that reimburses us for losses over $0.2 million per covered person per year.  As of January 31, 2015 and February 1, 2014, the accrual for these liabilities was $0.8 million and was included in accrued expenses in the consolidated balance sheets.

We are also self-insured for our workers' compensation, property and general liability insurance up to an established deductible with a cumulative stop-loss on workers' compensation.  As of January 31, 2015 and February 1, 2014, the accrual for these liabilities (which is not discounted) was $0.4 million and $0.3 million, respectively, and was included in accrued expenses in the consolidated balance sheets.

Sales Returns

Net sales returns were $32.3 million for Fiscal 2015, $30.5 million for Fiscal 2014 and $28.8 million for Fiscal 2013.  The accrual for the effect of estimated returns was $0.5 million and $0.4 million as of January 31, 2015 and February 1, 2014, respectively, and was included in accrued expenses in the consolidated balance sheets.  Determination of the accrual for estimated returns requires significant judgment and estimates.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) and other authoritative sources of U.S. GAAP for applicability to our operations.

In April 2014, the FASB issued Accounting Standard Update (ASU) 2014-08, Discontinued Operations.  This ASU stipulates that the disposal of a component of an entity is to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results.  The ASU also removed the conditions that a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.  We adopted this guidance as of the beginning of Fiscal 2015.  The guidance applies to components of the Company that are disposed or classified as held for sale after the effective date.  The adoption of this guidance had no impact on our consolidated financial statements for Fiscal 2015.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  This ASU is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2016 and early adoption is not permitted.  Accordingly, we will adopt this ASU in the first quarter of Fiscal 2017.  We are currently evaluating the impact of the adoption of this pronouncement on our results of operations and cash flows; however, it is not expected to be material.

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

NOTE 3.  STOCK-BASED COMPENSATION

At January 31, 2015, we had four stock-based compensation plans:

(a)	The Amended 2005 Equity Incentive Plan (EIP) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion. The EIP was adopted effective July 1, 2005 and authorizes grants of equity awards of up to 1,983,159 authorized but unissued shares of common stock. At January 31, 2015, there were 559,095 shares available for grant under the EIP.

(b)	The Amended 2005 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 204,794 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP was adopted effective July 1, 2005. At January 31, 2015, there were 68,371 shares available for purchase under the ESPP.

(c)	The Amended 2005 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options. The Deferred Plan was adopted effective July 1, 2005 and authorizes grants up to 112,500 authorized but unissued shares of common stock. At January 31, 2015, there were 42,928 shares available for grant under the Deferred Plan.

(d)	The 2012 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors. The DEP was adopted effective May 24, 2012 and authorizes grants of equity awards of up to 500,000 authorized but unissued shares of common stock. At January 31, 2015, there were 447,567 shares available for grant under the DEP.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of January 31, 2015, we had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based units (PSUs) to our employees.  The annual grant made for Fiscal 2015, Fiscal 2014 and Fiscal 2013 to employees consisted solely of RSUs.  We have also awarded PSUs to our Named Executive Officers (NEOs) and expect the Compensation Committee of the Board will continue to grant PSUs to our NEOs in the future.

As of January 31, 2015, we had only granted awards in the form of stock, stock options and deferred stock units (DSUs) to our Board members.  Under the DEP, Board members currently receive an annual value of $75,000 worth of equity in the form of stock options or restricted stock units upon election to the Board and a value of $100,000 worth of equity in any form allowed within the DEP, for each full year of service, pro-rated for Directors who serve less than one full year.  The Chairman of the Board, Mr. Newsome, receives an annual value of $150,000 worth of equity in any form he chooses allowed within the DEP.

The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Under the DEP, Directors have the option with certain equity forms to set vest dates.  Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.  All of our awards are classified as equity awards.

The compensation cost for these plans was as follows (in thousands):
	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Stock-based compensation expense by type:
Stock options	$469	$358	$805
Restricted stock units	3,833	5,250	4,715
Employee stock purchases	96	100	93
Director deferred compensation	70	130	36
Total stock-based compensation expense	4,468	5,838	5,649
Income tax benefit recognized	1,645	2,154	2,082
Stock-based compensation expense, net of income tax	$2,823	$3,684	$3,567

Stock-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses.  There is no capitalized stock-based compensation cost.

The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock unit awards vested during the period.  The actual income tax benefit realized for the deductions considered on our income tax returns for Fiscal 2015, Fiscal 2014 and Fiscal 2013 was from option exercises and restricted stock unit releases and totaled $5.3 million, $6.5 million and $5.9 million, respectively.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of our common stock on the date of grant.  Vesting and expiration provisions vary between equity plans, but options granted to employees under the EIP typically vest over a four or five-year period in equal installments beginning on the first anniversary of the grant date and typically expire on the eighth or tenth anniversary of the date of grant.  Grants awarded to outside directors under the DEP and Deferred Plan vest immediately upon grant and expire on the tenth anniversary of the date of grant.

Following is the weighted average fair value of each option granted during Fiscal 2015.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for each period:

	Quarter Ended
	May 3, 2014		August 2, 2014	November 1, 2014	January 31, 2015
Grant date	Mar 18	Mar 31	Jun 30	Sep 30	Dec 31
Exercise price	$56.84	$52.88	$54.17	$42.63	$48.43
Weighted average fair value at date of grant	$24.31	$22.74	$18.99	$15.36	$18.58
Expected option life (years)	5.18	5.18	5.18	5.36	5.36
Expected volatility	46.46%	46.42%	36.42%	36.47%	39.73%
Risk-free interest rate	1.59%	1.76%	1.64%	1.82%	1.68%
Dividend yield	None	None	None	None	None

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

The volatility used to value stock options is based on historical volatility.  We calculate historical volatility using an average calculation methodology based on daily price intervals as measured over the expected term of the option.  We have consistently applied this methodology since our adoption of the provisions of ASC Topic 718, Stock Compensation.

In accordance with ASC Topic 718, we base the risk-free interest rate on the annual continuously compounded risk-free rate with a term equal to the option's expected term.  The dividend yield is assumed to be zero since we have no current plan to declare dividends.

Activity for our option plans during Fiscal 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at February 1, 2014	244,026	$31.99	5.69	$6,841
Granted	20,314	55.19
Exercised	(22,046)	18.71
Forfeited, cancelled or expired	-	-
Options outstanding at January 31, 2015	242,294	$35.15	5.34	$3,439

Exercisable at January 31, 2015	242,294	$35.15	5.34	$3,439

The weighted average grant-date fair value of options granted during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $23.12, $17.97 and $19.39, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $0.5 million, $0.4 million and $0.8 million, respectively, before the recognized income tax benefit of $0.2 million, $0.1 million and $0.3 million, respectively.

The total intrinsic value of stock options exercised during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $1.1 million, $6.8 million and $4.0 million, respectively.  The total cash received from these stock option exercises during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $0.4 million, $2.6 million and $2.7 million, respectively.  Excess income tax proceeds from stock option exercises are included in cash flows from financing activities as required by ASC Topic 230, Statement of Cash Flows.  As of January 31, 2015, there was no unrecognized compensation cost related to nonvested stock options.

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

The following table summarizes the restricted stock unit awards activity under all of our plans during Fiscal 2015:

	RSUs		PSUs		Totals
	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted stock unit awards outstanding at February 1, 2014	320,317	$38.20	221,050	$33.55	541,367	$36.30
Granted	73,074	56.80	25,300	56.84	98,374	56.81
PSU multiplier earned (1)	-	-	4,075	(20.07)	4,075	(20.07)
Vested	(109,721)	27.95	(120,400)	26.98	(230,121)	27.44
Forfeited, cancelled or expired	(17,781)	37.01	(31,250)	40.61	(49,031)	39.31
Restricted stock unit awards outstanding at January 31, 2015	265,889	$47.62	98,775	$43.08	364,664	$46.39

(1)            PSU multiplier earned represents the net additional RSUs awarded to our NEOs above and below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant.

The weighted average grant date fair value of our RSUs granted was $56.81, $54.13 and $52.26 for Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.  There were 98,374, 107,303 and 104,417 RSUs awarded during Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $3.8 million, $5.3 million and $4.7 million, respectively, before the recognized income tax benefit of $1.4 million, $2.0 million and $1.8 million, respectively.

During Fiscal 2015, RSU awards of 230,121 unit awards, including 120,400 awards that were PSUs, vested with an intrinsic value of $13.1 million.  The total intrinsic value of our RSU awards outstanding and unvested at January 31, 2015, February 1, 2014 and February 2, 2013 was $17.2 million, $32.5 million and $34.3 million, respectively.  As of January 31, 2015, there was approximately $7.8 million of total unamortized unrecognized compensation cost related to RSU awards.  This cost is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan

The Company's ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employee purchases of common stock and the average price per share through the ESPP were as follows:

Fiscal Year Ended	Shares Purchased	Average Price Per Share
January 31, 2015	8,882	$42.16
February 1, 2014	8,066	$46.39
February 2, 2013	7,596	$43.45

The assumptions used in the option pricing model were as follows:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Weighted average fair value at date of grant	$10.78	$12.47	$12.37
Expected life (years)	0.25	0.25	0.25
Expected volatility	36.4% - 46.4%	34.4% - 41.0%	39.7% - 42.6%
Risk-free interest rate	0.04% - 0.16%	0.01% - 0.05%	0.02% - 0.10%
Dividend yield	None	None	None

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of ASC Topic 718 as it relates to accounting for certain employee stock purchase plans with a look-back option.  The compensation expense included in store operating, selling and administrative expenses and recognized during each of Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $0.1 million.

Director Deferred Compensation

Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their Board and Board Committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into stock units are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price of our common stock on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, Board and Board Committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  A total of 1,426, 2,215 and 646 stock units were deferred under this plan in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.  One director has elected to defer compensation into stock units in calendar 2015.

The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $70,000, $130,000 and $36,000, respectively, before the recognized income tax benefit of $26,000, $49,000 and $14,000, respectively.

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

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net income	$$73,584	$$70,877	$$72,582

Weighted average number of common shares outstanding	25,369	25,870	26,132
Dilutive stock options	66	96	372
Dilutive restricted stock units	185	300	134
Weighted average number of common shares outstanding and dilutive shares	25,620	26,266	26,638

Basic earnings per share	$2.90	$2.74	$2.78
Diluted earnings per share	$2.87	$2.70	$2.72

In calculating diluted earnings per share for Fiscal 2015, 677 options to purchase shares of common stock outstanding as of the end of the period were excluded in the computations of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for Fiscal 2014 and Fiscal 2013, there were no options to purchase shares of common stock outstanding as of the end of the period that were excluded in the computations of diluted earnings per share due to their anti-dilutive effect.

We excluded 24,950 nonvested stock awards granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to performance-based annual vesting conditions which had not been achieved by the end of Fiscal 2015.  Assuming the performance criteria had been achieved at target as of January 31, 2015, the incremental dilutive impact would have been 17,316 shares.

NOTE 5.  DEBT

At January 31, 2015, we had two unsecured credit facilities, which are renewable in August and November 2015.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during Fiscal 2015, nor was there any debt outstanding under either of these facilities at January 31, 2015.  At January 31, 2015, a total of $80.0 million was available to us from these facilities.

At February 1, 2014, we had two unsecured credit facilities, which are renewable in August and November 2014.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during Fiscal 2014, nor was there any debt outstanding under either of these facilities at February 1, 2014.

NOTE 6.  LEASES

We have entered into capital leases for certain property and transportation equipment.  At January 31, 2015, total capital lease obligations were $3.5 million, of which $0.4 million was classified as a short-term liability and included in capital lease obligations and $3.1 million was classified as a long-term liability and included in capital lease obligations in our consolidated balance sheet.  At February 1, 2014, total capital lease obligations were $3.2 million, of which $0.3 million was classified as a short-term liability and included in capital lease obligations and $2.9 million was classified as a long-term liability and included in capital lease obligations in our consolidated balance sheet.  The cost basis of total assets under capital leases at January 31, 2015 and February 1, 2014 was $4.3 million and $3.7 million, respectively, with accumulated amortization at January 31, 2015 and February 1, 2014 of $1.1 million and $0.8 million, respectively.  Amortization expense related to assets under capital leases was $0.5 million, $0.3 million and $0.2 million in Fiscal 2015, Fiscal 2014 and Fiscal 2013, respectively.

We lease the majority of our retail sporting goods stores under operating leases.  The leases typically provide for terms of five to ten years with options to extend at our discretion.  Many of our leases contain scheduled increases in annual rent payments and the majority of our leases also require us to pay maintenance, insurance and real estate taxes.  Additionally, many of the lease agreements contain tenant improvement allowances, rent holidays and/or rent escalation clauses (contingent rentals) based on net sales for the location.  For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of our intended use.

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

We also lease certain office equipment and transportation equipment under operating leases having initial terms of more than one year.

During Fiscal 2015, we increased our lease commitments by a net of 61 retail stores, each having initial lease termination dates between January 2019 and May 2025 as well as various office and transportation equipment.  At January 31, 2015, the future minimum lease payments under capital leases and the present value of such payments, and the future minimum lease payments under our operating leases, excluding maintenance, insurance and real estate taxes, including the net 61 lease commitments added during Fiscal 2015, were as follows (in thousands):

	Capital	Operating	Total
Fiscal 2016	$726	$51,414	$52,140
Fiscal 2017	735	43,329	44,064
Fiscal 2018	735	34,578	35,313
Fiscal 2019	730	26,462	27,192
Fiscal 2020	703	18,251	18,954
Thereafter	1,288	32,670	33,958
Total minimum lease payments	4,917	206,704	211,621
Less amount representing interest	1,452	-	1,452
Present value of total minimum lease payments	$3,465	$206,704	$210,169

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Minimum rentals	$49,323	$44,984	$40,075
Contingent rentals	4,647	5,280	6,331
	$53,970	$50,264	$46,406

NOTE 7.  DEFINED CONTRIBUTION BENEFIT PLANS

We maintain the Hibbett Sports, Inc. 401(k) Plan (401(k) Plan) for the benefit of our employees.  The 401(k) Plan covers all employees who have completed one year of service, worked 1,000 hours and who are at least 18 years of age.  Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law.  These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the 401(k) Plan.  The Company's contribution to the 401(k) Plan is determined at the discretion of the Board of Directors.  For Fiscal 2015, Fiscal 2014 and Fiscal 2013, we matched $0.75 for each dollar of compensation deferred by the employees up to 6.0 % of compensation.  Contribution expense incurred under the 401(k) Plan for Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $0.7 million, $0.8 million and $0.8 million, respectively.

We maintain the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under our existing 401(k) Plan has been limited because of certain restrictions applicable to qualified plans.  The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation and receive an employer matching contribution equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 4.5 % of compensation and subject to Board discretion.  The matching contribution under the Supplemental Plan was set by the Board to equal no more than $0.75 for each dollar of compensation deferred under both the 401(k) Plan and the Supplemental Plan up to 6.0% of compensation.  Contribution expense incurred under the Supplemental Plan for Fiscal 2015, Fiscal 2014 and Fiscal 2013 was $0.1 million.  The Supplemental Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

For Fiscal 2016, the Board adopted the Safe Harbor provisions for our 401(k) Plan.  Under this election, contributions will be matched at 100 % of the first 3% of eligible compensation and 50 % of the next 3% of eligible compensation for a total possible match of 4.5% of the first 6% of eligible compensation.  Beginning in Fiscal 2016, contributions made to the Supplemental Plan will no longer be subject to a matching provision.

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

NOTE 8.  RELATED-PARTY TRANSACTIONS

The Company leases one store under a lease arrangement with AL Florence Realty Holdings 2010, LLC, a wholly-owned subsidiary of Books-A-Million, Inc., (BAMM).  One of our Directors, Terrance G. Finley is an executive officer of BAMM and another Director, Albert C. Johnson, was a former director of BAMM.  Minimum annual lease payments are $0.1 million, if not in co-tenancy and the lease termination date is February 2017.  In Fiscal 2015, Fiscal 2014 and Fiscal 2013, minimum lease payments were $0.1 million.  Minimum lease payments remaining under this lease at January 31, 2015 were $0.2 million.

NOTE 9.  INCOME TAXES

A summary of the components of the provision/(benefit) for income taxes is as follows (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Federal:
Current	$35,013	$37,313	$39,511
Deferred	4,059	312	(1,418)
	39,072	37,625	38,093
State:
Current	4,756	5,205	5,355
Deferred	441	(4)	(217)
	5,197	5,201	5,138
Provision for income taxes	$44,269	$42,826	$43,231

A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before provision for income taxes follows:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
Effect of state income taxes, net of federal benefits	2.85	2.81	2.76
Other, net	(0.29)	(0.15)	(0.43)
	37.56%	37.66%	37.33%

In accordance with ASC Topic 740, Income Taxes, deferred income taxes on the consolidated balance sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes.  The components of the deferred income taxes, net, are as follows (in thousands):

	January 31, 2015		February 1, 2014
	Current	Non-current	Current	Non-current
Deferred rent	$1,486	$5,893	$1,452	$5,193
Inventories	5,552	-	4,649	-
Accruals	2,898	1,656	3,068	1,605
Stock-based compensation	996	3,393	1,267	4,118
Other	31	92	17	2
Total deferred tax assets	10,963	11,034	10,453	10,918

Accumulated depreciation and amortization	-	(12,809)	-	(7,289)
Prepaid expenses	(645)	-	(927)	-
Accruals	(26)	-	(42)	-
State taxes	(472)	-	(436)	(132)
Total deferred tax liabilities	(1,143)	(12,809)	(1,405)	(7,421)
Deferred income taxes, net	$9,820	$(1,775)	$9,048	$3,497

Non-current deferred income taxes, net, at January 31, 2015, includes $2.1 million of deferred income tax liability reported in other liabilities, net, on our consolidated balance sheet.

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

A reconciliation of the unrecognized tax benefit under ASC Subtopic 740-10 follows (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Unrecognized tax benefits - beginning of year	$1,539	$2,708	$2,604
Gross increases - tax positions in prior period	122	245	55
Gross decreases - tax positions in prior period	(168)	(964)	(42)
Gross increases - tax positions in current period	162	277	278
Settlements	(119)	(517)	-
Lapse of statute of limitations	(197)	(210)	(187)
Unrecognized tax benefits - end of year	$1,339	$1,539	$2,708

We classify interest and penalties recognized on unrecognized tax benefits as income tax expense.  We have accrued interest and penalties in the amount of $0.1 million, $0.2 million and $0.3 million as of January 31, 2015, February 1, 2014 and February 2, 2013, respectively.  During Fiscal 2015, Fiscal 2014 and Fiscal 2013, we recorded ($0.1) million, ($43,000) and $0.1 million, respectively, for the accrual of interest and penalties in the consolidated statement of operations

Of the unrecognized tax benefits as of January 31, 2015, February 1, 2014 and February 2, 2013, $1.0 million, $1.0 million and $1.1 million, respectively, if recognized, would affect our effective income tax rate.

On September 13, 2013, the U.S. Treasury Department and the Internal Revenue Service issued final Tangible Property Regulations (TPR) under Internal Revenue Code (IRC) Section 162 and IRC Section 263(a).  The regulations were effective for tax years beginning on or after January 1, 2014; however, certain portions require an accounting method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to fixed and real asset deferred taxes.  We have analyzed the impact of the TPR and determined that the impact was not material.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Annual Bonuses and Equity Incentive Awards

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At January 31, 2015 and February 1, 2014, there was $3.5 million and $4.0 million, respectively, of annual bonus-related expense included in accrued expenses.

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

Legal Proceedings and Other Contingencies

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  At January 31, 2015 and February 1, 2014, we estimated that the liability related to these matters was approximately $0.4 million and $0.2 million, respectively, and accordingly, we accrued $0.4 million and $0.2 million, respectively, as a current liability in our consolidated balance sheets.

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

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated financial data for the quarters indicated (dollar amounts in thousands, except per share amounts):

	Fiscal Year Ended January 31, 2015
	First	Second	Third	Fourth
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
Net sales	$261,909	$193,918	$218,321	$239,338
Gross profit	$98,196	$64,408	$79,150	$85,030
Operating income	$45,664	$13,723	$26,812	$31,947
Net income	$28,388	$8,380	$16,890	$19,925

Basic earnings per share	$1.10	$0.33	$0.67	$0.80
Diluted earnings per share	$1.09	$0.32	$0.67	$0.79

	Fiscal Year Ended February 1, 2014
	First	Second	Third	Fourth
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
Net sales	$239,993	$186,235	$207,971	$217,767
Gross profit	$90,877	$63,927	$76,488	$77,973
Operating income	$42,439	$16,966	$27,443	$27,042
Net income	$26,214	$10,542	$17,250	$16,870

Basic earnings per share	$1.01	$0.41	$0.67	$0.65
Diluted earnings per share	$1.00	$0.40	$0.66	$0.64

In the opinion of our management, this unaudited information has been prepared on the same basis as the audited information.  The operating results from any quarter are not necessarily indicative of the results to be expected for any future period.

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	January 31, 2015			February 1, 2014
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$87	$-	$-	$509	$-	$-
Long-term investments	2,619	-	-	2,107	-	-
Total investments	$2,706	$-	$-	$2,616	$-	$-

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

As of January 31, 2015, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 31, 2015.

(b)  Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2015, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 31, 2015.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on the Company's internal control over financial reporting as of January 31, 2015 included in Item 8 herein.

(c)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics (Code) for all Company employees, including our Named Executive Officers as determined for our Proxy Statement for the 2015 Annual Meeting of Stockholders (Proxy Statement) to be held on May 28, 2015.  We have also adopted a set of Corporate Governance Guidelines (Guidelines) and charters for all of our Board Committees, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for senior executive and financial officers as well as any change or amendments to our Guidelines or committee charters by posting such information on our website.  The Code, Guidelines and charters are posted on our website, www.hibbett.com under "Investor Relations."

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required in this item is incorporated by reference from the sections entitled "Security Ownership of Certain Beneficial Owners and Management," "Compensation of Non-Employee Directors," "Annual Compensation of Executive Officers" and "Directors and Executive Officers" in the Proxy Statement.

Equity Compensation Plan Information (1)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	613,286	$35.15	1,117,961
Equity compensation plans not approved by security holders	-	-	-
TOTAL	613,286	$35.15	1,117,961

(1)    Information presented as of January 31, 2015.
(2)	Includes 265,889 RSUs and 99,775 PSUs that may be awarded if specified targets and/or service periods are met. It also includes 5,328 DSUs. The weighted average exercise price of outstanding options does not include these awards.
(3)	Includes 68,371 shares remaining under our ESPP and 42,928 shares remaining under our DEP without consideration of shares subject to purchase in the purchasing period ending March 31, 2015.

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

The following Financial Statements and Supplementary Data of the Registrant and Independent Registered Public Accounting Firm's Report on such Financial Statements are incorporated by reference from the Registrant's 2015 Annual Report to Stockholders, in Part II, Item 8:

		Report of Independent Registered Public Accounting Firm	37
		Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014	38

	Consolidated Statements of Operations for the fiscal year ended January 31, 2015, February 1, 2014 and February 2, 2013	39
	Consolidated Statements of Cash Flows for the fiscal year ended January 31, 2015, February 1, 2014 and February 2, 2013	40
	Consolidated Statements of Stockholders' Investment for the fiscal year ended January 31, 2015, February 1, 2014 and February 2, 2013	41
	Notes to Consolidated Financial Statements	42

2.	Financial Statement Schedules.

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

10.2	Amendment No. 7 to Loan Documents; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014.
10.3
Separation Agreement and General Release of All Claims; incorporated by reference as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 8, 2014.

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

Annual Report to Security Holders
13.1	Fiscal 2015 Annual Report to Stockholders.

Subsidiaries of the Registrant
21
List of Company's Subsidiaries:
1)    Hibbett Sporting Goods, Inc., a Delaware Corporation
2)    Hibbett Team Sales, Inc., an Alabama Corporation
3)    Gift Card Services, LLC., a Virginia Limited Liability Company
4)    Hibbett.com, Inc., a Nevada Corporation
5)    Hibbett Wholesale, Inc., an Alabama Corporation
6)    Hibbett Holdings, LLC, an Alabama Limited Liability Company

Consents of Experts and Counsel
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

Certifications
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Interactive Data Files
101
The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Audited Consolidated Balance Sheets at January 31, 2015 and February 1, 2014; (ii) the Audited Consolidated Statements of Operations for the fiscal year ended January 31, 2015, February 1, 2014 and February 2, 2013; (iii) the Audited Consolidated Statements of Cash Flows for the fiscal year ended January 31, 2015, February 1, 2014 and February 2, 2013; (vi) the Audited Statements of Stockholders' Investment for the fiscal year ended January 31, 2015, February 1, 2014 and February 2, 2013; (v) the Notes to Audited Consolidated Financial Statements.

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

HIBBETT SPORTS, INC.

Date: March 31, 2015	By:	/s/ Scott J. Bowman
Scott J. Bowman
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffry O. Rosenthal	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2015
Jeffry O. Rosenthal

/s/ Scott J. Bowman	Senior Vice President and Chief Financial Officer (Principal	March 31, 2015
Scott J. Bowman	Financial and Accounting Officer)

/s/ Michael J. Newsome	Chairman of the Board	March 31, 2015
Michael J. Newsome

/s/ Alton E. Yother	Lead Director	March 31, 2015
Alton E. Yother

/s/ Jane F. Aggers	Director	March 31, 2015
Jane F. Aggers

/s/ Anthony F. Crudele	Director	March 31, 2015
Anthony F. Crudele

/s/ Terrance G. Finley	Director	March 31, 2015
Terrance G. Finley

/s/ Albert C. Johnson	Director	March 31, 2015
Albert C. Johnson

/s/ Carl Kirkland	Director	March 31, 2015
Carl Kirkland

/s/ Ralph T. Parks	Director	March 31, 2015
Ralph T. Parks

/s/ Thomas A. Saunders III	Director	March 31, 2015
Thomas A. Saunders III