Form 10-Q
period 2015-05-02
HIBBETT SPORTS INC
filed 2015-06-08
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of June 3, 2015, were 24, 615, 919 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	May 2, 2015	January 31, 2015
Current Assets:
Cash and cash equivalents	$119,089	$88,397
Inventories, net	233,359	240,408
Other current assets	22,565	26,693
Total current assets	375,013	355,498

Property and equipment	216,226	212,194
Less accumulated depreciation and amortization	122,508	119,213
Property and equipment, net	93,718	92,981

Other assets, net	3,889	3,918
Total Assets	$472,620	$452,397

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$74,526	$84,439
Accrued payroll expenses	7,222	8,249
Deferred rent	3,734	3,821
Short-term capital lease obligations	449	436
Other accrued expenses	14,281	5,180
Total current liabilities	100,212	102,125

Deferred rent	16,654	16,043
Other liabilities, net	9,292	9,448
Total liabilities	126,158	127,616

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,600,200 and 38,465,814 shares issued at May 2, 2015 and January 31, 2015, respectively	386	385
Paid-in capital	166,411	162,675
Retained earnings	593,463	566,055
Treasury stock, at cost; 13,790,301 and 13,595,537 shares repurchased at May 2, 2015 and January 31, 2015, respectively	(413,798)	(404,334)
Total stockholders' investment	346,462	324,781
Total Liabilities and Stockholders' Investment	$472,620	$452,397

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net sales	$269,823	$261,909
Cost of goods sold, including wholesale, logistics and store occupancy costs	170,115	163,713
Gross profit	99,708	98,196

Store operating, selling and administrative expenses	51,763	48,952
Depreciation and amortization	4,142	3,580
Operating income	43,803	45,664

Interest expense, net	70	73
Income before provision for income taxes	43,733	45,591

Provision for income taxes	16,325	17,203
Net income	$27,408	$28,388

Earnings per share:
Basic	$1.10	$1.10
Diluted	$1.09	$1.09

Weighted average shares outstanding:
Basic	24,860	25,846
Diluted	25,069	26,131

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Cash Flows From Operating Activities:
Net income	$27,408	$28,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,142	3,580
Stock-based compensation	2,673	2,517
Other non-cash adjustments to net income	2,076	(188)
Decrease in inventories, net	7,050	20,207
Decrease in prepaid expenses	10,250	14,181
Decrease in accounts payable	(9,914)	(7,691)
Changes in other operating assets and liabilities	347	2,488
Net cash provided by operating activities	44,032	63,482

Cash Flows From Investing Activities:
Capital expenditures	(4,946)	(6,480)
Other, net	96	(364)
Net cash used in investing activities	(4,850)	(6,844)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(7,359)	(10,776)
Payments on capital lease obligations	(107)	(86)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	297	209
Other, net	(1,321)	(1,937)
Net cash used in financing activities	(8,490)	(12,590)

Net increase in cash and cash equivalents	30,692	44,048
Cash and cash equivalents, beginning of period	88,397	66,227
Cash and cash equivalents, end of period	$119,089	$110,275

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.            Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (including the condensed consolidated balance sheet as of January 31, 2015, which has been derived from audited financial statements) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  References to "we," "our," "us" and the "Company" refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed on March 31, 2015.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of May 2, 2015 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed on March 31, 2015.

2.            Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers.  This ASU is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is not permitted.  Accordingly, we will adopt this ASU in the first quarter of Fiscal 2018.  We are currently evaluating the impact of the adoption of this pronouncement on our results of operations and cash flows; however, it is not expected to be material.

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of May 2, 2015, there were no other new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed on March 31, 2015.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of May 2, 2015 and January 31, 2015 (in thousands):

	May 2, 2015			January 31, 2015
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$79	$-	$-	$87	$-	$-
Long-term investments	2,635	-	-	2,619	-	-
Total investments	$2,714	$-	$-	$2,706	$-	$-

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.            Debt

At May 2, 2015, we had two unsecured credit facilities, which are renewable annually in August and November.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during the thirteen weeks ended May 2, 2015, nor was there any debt outstanding under either of these facilities at May 2, 2015.  At May 2, 2015, a total of $80.0 million was available to us from these facilities.

At January 31, 2015, we had the same two unsecured facilities and corresponding terms as listed above.  We did not have any borrowings against either of these facilities during Fiscal 2015, nor was there any debt outstanding under either of these facilities at January 31, 2015.

5.            Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen weeks ended May 2, 2015 and May 3, 2014 were as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Stock-based compensation expense by type:
Stock options	$340	$412
Restricted stock unit awards, including performance-based	2,278	2,051
Employee stock purchases	37	37
Director deferred compensation	18	17
Total stock-based compensation expense	2,673	2,517
Income tax benefit recognized	985	933
Stock-based compensation expense, net of income tax	$1,688	$1,584

In the thirteen weeks ended May 2, 2015 and May 3, 2014, we granted the following equity awards:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Stock options	19,090	16,996
Restricted stock unit awards	69,529	62,503
Performance-based restricted stock unit awards	29,300	25,300
Deferred stock units	11,252	10,006

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), a total of 1,981 and 1,759 shares of our common stock were awarded during the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively, as part of the annual equity award to directors in the first quarter.  In addition, under our employee stock purchase plan, our employees purchased 3,449 and 3,101 shares of our common stock during the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen weeks ended May 2, 2015 was $17.82 per share.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $10.72, and the weighted-average price paid by our employees for shares of our common stock was $41.17 during the thirteen weeks ended May 2, 2015.

The weighted-average grant date fair value of stock options granted during the thirteen weeks ended May 3, 2014 was $24.22 per share.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $11.93, and the weighted-average price paid by our employees for shares of our common stock was $44.95 during the thirteen weeks ended May 3, 2014.

At May 2, 2015, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $10.8 million and the weighted-average period over which such awards are expected to be recognized was 2.9 years.  There are no future compensation costs related to nonvested stock options to be recognized at May 2, 2015.

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

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Weighted-average shares used in basic computations	24,860	25,846
Dilutive equity awards	209	285
Weighted-average shares used in diluted computations	25,069	26,131

For the thirteen weeks ended May 2, 2015, we excluded 97,410 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.  For the thirteen weeks ended May 3, 2014, no options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We excluded 54,250 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by May 2, 2015.  Assuming the performance-criteria had been achieved as of May 2, 2015, the incremental dilutive impact would have been 22,923 shares.

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

During the thirteen weeks ended May 2, 2015, we repurchased 194,764 shares of our common stock at a cost of $9.5 million, including 42,552 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $2.1 million.  During the thirteen weeks ended May 3, 2014, we repurchased 277,443 shares of our common stock at a cost of $15.3 million, including 79,443 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4.5 million.

As of May 2, 2015, we had approximately $166.0 million remaining under the Program for stock repurchase.  Subsequent to May 2, 2015, we have repurchased 194,130 shares of our common stock at a cost of $9.1 million through June 3, 2015.

8.            Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At May 2, 2015, the total capital lease obligations were $3.4 million, of which $0.4 million was included in short-term capital lease obligations and $3.0 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At January 31, 2015, the total capital lease obligations were $3.5 million, of which $0.4 million was included in short-term capital lease obligations and $3.1 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended May 2, 2015, we opened 15 stores and closed 2 stores increasing our lease commitments by a net of 13 retail stores. The stores we opened have initial lease termination dates between March 2020 and July 2025.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At May 2, 2015 and January 31, 2015, there was $1.0 million and $3.5 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

In addition, the Compensation Committee of the Board has placed performance criteria on awards of restricted stock units (PSUs) to our "named executive officers" as determined in accordance with Item 402(a) of Regulation S-K.  The performance criteria are tied to performance targets with respect to future return on invested capital and earnings before interest and taxes over a specified period of time.  These PSUs are expensed under the provisions of ASC Topic 718, Compensation – Stock Compensation, and are evaluated each quarter to determine the probability that the performance conditions set within will be met.

Legal Proceedings and Other Contingencies.

No material amounts were accrued at May 2, 2015 or January 31, 2015 pertaining to legal proceedings or other contingencies.

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

At May 2, 2015, we had a liability of $1.5 million associated with unrecognized tax benefits.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2012 or by most state taxing jurisdictions for years prior to Fiscal 2011.

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

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and prospects may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under "Risk Factors," "Business" and "Properties" in our Form 10-K for the fiscal year ended January 31, 2015 filed with the Securities and Exchange Commission on March 31, 2015.  You should also read such information in conjunction with our unaudited condensed financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

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

Investor Access to Company Filings

We make available free of charge on our website, www.hibbett.com under the heading "Investor Relations," copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Securities Exchange Act) as well as all Forms 3, 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the Securities and Exchange Commission on its EDGAR database at www.sec.gov.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, at no charge, by writing to:  Investor Relations, Hibbett Sports, Inc., 2700 Milan Court, Birmingham, Alabama  35211.

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  We believe Hibbett Sports stores are typically the primary sporting goods retailer in smaller markets due to the extensive selection of premium brand name merchandise, availability of local merchandise, an emphasis on team sports and a high level of customer service.   As of May 2, 2015, we operated a total of 1,001 retail stores in 32 states composed of 981 Hibbett Sports stores and 20 Sports Additions athletic shoe stores.

The Hibbett Sports store is our primary retail format and growth vehicle and is an approximately 5,000 square foot store located primarily in strip centers which are frequently influenced by a Wal-Mart store.  Approximately 82% of our Hibbett Sports store base is located in strip centers, which include free-standing stores, while approximately 18% of our Hibbett Sports store base is located in enclosed malls.  We expect to continue our store base growth in strip centers versus enclosed malls.

Our merchandising strategy is to provide a broad assortment of quality brand name footwear, apparel, accessories and athletic equipment at competitive prices in a full service environment.  The following table indicates the approximate percentage of net sales represented by each of our major product categories:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Footwear	52%	51%
Apparel	24%	24%
Equipment	24%	25%
	100%	100%

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

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statement of operations for fiscal year ending January 30, 2016 and January 31, 2015 will include 52 weeks of operations.  We became a public company in October 1996 and are currently incorporated under the laws of the State of Delaware as Hibbett Sports, Inc.

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store sales base until it has been open a full 12 months.  During the thirteen weeks ended May 2, 2015, we included 906 stores in comparable store sales.

Executive Summary

Net sales for the thirteen weeks ended May 2, 2015, increased 3.0% to $269.8 million compared with $261.9 million for the thirteen weeks ended May 3, 2014.  Comparable store sales decreased 0.9%, resulting from weather-related store closure days, port delays and a shift in the timing of tax refunds.  Gross profit was 37.0% of net sales for the thirteen weeks ended May 2, 2015, compared with 37.5% for the thirteen weeks ended May 3, 2014.  The decline was mainly due to markdowns taken to sell through merchandise related to slow sales in February due to store closures.  Gross profit was also affected by store occupancy costs, as these expenses increased as a percentage of net sales due to lower-than-anticipated comparable store sales.

During the first quarter of Fiscal 2016, we opened 15 new stores, expanded 3 high performing stores and closed 2 underperforming stores, bringing the store base to 1,001 in 32 states as of May 2, 2015.  We also opened our first store in New Jersey during the quarter.  We ended the first quarter of Fiscal 2016 with $119.1 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 194,764 shares of our common stock for a total expenditure of $9.5 million during the thirteen weeks ended May 2, 2015.

Significant Accounting Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our significant accounting policies and estimates are described more fully in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015, and filed on March 31, 2015.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended May 2, 2015, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Statements of Operations
Net sales increase	3.0%	9.1%
Comparable store sales (decrease) increase	(0.9%)	4.1%
Gross profit (as a % to net sales)	37.0%	37.5%
Store operating, selling and administrative expenses (as a % to net sales)	19.2%	18.7%
Depreciation and amortization (as a % to net sales)	1.5%	1.4%
Provision for income taxes (as a % to net sales)	6.1%	6.6%
Net income (as a % to net sales)	10.2%	10.8%

Earnings per diluted share	$1.09	$1.09
Weighted-average dilutive shares (in thousands)	25,069	26,131

Balance Sheets
Ending cash and cash equivalents (in thousands)	$119,089	$110,275
Average inventory per store	$233,125	$219,742

Store Information
Beginning of period	988	927
New stores opened	15	16
Stores closed	(2)	(4)
End of period	1,001	939

Stores expanded	3	4
Estimated square footage at end of period (in thousands)	5,724	5,408

Share Repurchase Activity
Shares purchased	194,764	277,443
Cost (in thousands)	$9,464	$15,317

Thirteen Weeks Ended May 2, 2015 Compared to Thirteen Weeks Ended May 3, 2014

Net sales.  Net sales increased $7.9 million, or 3.0%, to $269.8 million for the thirteen weeks ended May 2, 2015 from $261.9 million for the comparable period in the prior year.  Furthermore:

•	We opened 15 Hibbett Sports stores, expanded 3 high performing stores and closed 2 underperforming stores.
•	New stores drove the increase in net sales, while comparable stores declined 0.9% due to the impact of weather-related store closure days, port delays and a shift in the timing of tax refunds.
•	Sales growth in footwear was driven by the basketball division, including NIKE's signature products and Jordan footwear. Cleats and equipment were negatively impacted by baseball, which was partially due to weather-related store closure days in February. Football and soccer both showed strong sales growth.
•	Activewear showed strong sales growth in men's branded apparel, although women's and youth showed weaker trends. Accessories showed strong sales growth in branded and fashion headwear, although socks and shoe accessories had weaker results.

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $99.7 million, or 37.0% of net sales, in the thirteen weeks ended May 2, 2015, compared with $98.2 million, or 37.5% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Product margin decreased 35 basis points as a percentage of net sales primarily due to markdowns related to slow selling and aged inventory.
•	Wholesale and logistics expenses decreased 9 basis points as a percentage of net sales resulting mainly from salary and benefit expense savings associated with efficiency gains from our new facility, and from reduced fuel costs compared to the same period of the prior fiscal year.
•	Store occupancy expense increased 27 basis points as a percentage of net sales mainly due to decreased leverage associated with lower comparable store sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $51.8 million, or 19.2% of net sales, for the thirteen weeks ended May 2, 2015, compared to $49.0 million, or 18.7% of net sales, for the comparable period a year ago.  For the first quarter:

•	Store labor costs increased 18 basis points as a percentage of net sales, and administrative salaries and benefits increased 9 basis points as a percentage of net sales due to decreased leverage associated with lower comparable sales.
•	IT costs increased 9 basis points as a percentage of net sales due to spending on major initiatives, including an initiative to upgrade our point-of-sale system in all stores. Supplies increased 9 basis points as a percentage of net sales due to a bulk order of window signage purchased in the first quarter this year.
•	Net advertising costs increased 8 basis points as a percentage of net sales due to a slight change in the timing of spending, and due to decreased leverage associated with lower comparable sales.

Depreciation and amortization.  Depreciation and amortization increased to 1.5% of net sales for the thirteen weeks ended May 2, 2015 from 1.4% of net sales for the comparable period a year ago.  This increase was mainly due to our new wholesale and logistics facility and an increased number of new stores.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.3% and 37.7% for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.  The decrease in rate resulted primarily from utilization of tax credits associated with our wholesale and logistics facility.

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

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $98.2 million, or 37.5% of net sales, in the thirteen weeks ended May 3, 2014, compared with $90.9 million, or 37.9% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Product margin decreased 44 basis points as a percentage of net sales primarily due to markdowns taken to manage slow selling and aged inventory.
•	Wholesale and logistics expenses increased 11 basis points as a percentage of net sales mainly due to expenses associated with the transition to our new facility.
•	Store occupancy expense decreased 17 basis points as a percentage of net sales mainly due to higher comparable sales which leveraged rent expense.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net cash provided by operating activities	$44,032	$63,482
Net cash used in investing activities	(4,850)	(6,844)
Net cash used in financing activities	(8,490)	(12,590)
Net increase in cash and cash equivalents	$30,692	$44,048

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as spring sports, back-to-school and winter holidays.  Inventory levels are reduced following peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $44.0 million for the thirteen weeks ended May 2, 2015 compared with net cash provided by operating activities of $63.5 million for the thirteen weeks ended May 3, 2014.  Net income, a decrease in prepaid expenses of $10.2 million and a decrease in net inventories of $7.0 million were the significant providers of cash, somewhat offset by a decrease in accounts payable of $9.9 million.  The decreases in prepaid expenses and net inventories from fiscal year end are typical in the first quarter due to the seasonality of purchases and certain expense payments.

Investing Activities.

Net cash used in investing activities in the thirteen weeks ended May 2, 2015 totaled $4.9 million compared with net cash used in investing activities of $6.8 million in the thirteen weeks ended May 3, 2014.  Capital expenditures used $4.9 million of cash in the thirteen weeks ended May 2, 2015 versus $6.5 million of cash in the thirteen weeks ended May 3, 2014.  We also use cash to open new stores and remodel, expand or relocate existing stores.  We opened 15 new stores and relocated, expanded or remodeled 3 existing stores during the thirteen weeks ended May 2, 2015 as compared to opening 16 new stores and remodeling, relocating or expanding 5 existing stores during the thirteen weeks ended May 3, 2014.

We estimate the cash outlay for capital expenditures in the fiscal year ending January 30, 2016 will be approximately $32.9 million, which relates to expenditures for information system infrastructure and project initiatives, the opening of 80 to 85 new stores; the remodeling, relocation or expansion of selected existing stores, and other departmental needs.  Of the total budgeted dollars for capital expenditures for Fiscal 2016, we anticipate that approximately 43% will be related to the information infrastructure and project initiatives.  Approximately 36% will be related to the opening new stores, store expansions and relocations and store remodels.  The remaining 21% relates primarily to specific department expenditures and includes technology and facility upgrades, automobiles and security equipment for our stores.

Financing Activities.

Net cash used in financing activities was $8.5 million in the thirteen weeks ended May 2, 2015 compared to net cash used in financing activities of $12.6 million in the prior year period.  The decrease was primarily due to lower share repurchases when compared to the thirteen weeks ended May 3, 2014.

At May 2, 2015, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew annually in August and November, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We had no debt outstanding under either of these facilities as of May 2, 2015.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of May 2, 2015.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

Quarterly and Seasonal Fluctuations

We experience seasonal fluctuations in our net sales and results of operations.  Customer buying patterns during the spring sales period and winter holiday season historically result in higher first and fourth quarter net sales.  Over the past few years, our third quarter has experienced higher than historical net sales, resulting from back-to-school shopping combined with tax-free holidays in many of our markets.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, merchandise mix, demand for apparel and accessories driven by local interest in sporting events and timing of sales tax holidays.

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

We also have financial institutions that are committed to provide loans under our revolving credit facilities.  There is a risk that these institutions cannot deliver against these obligations.  For a further discussion of this risk and risks related to our deposits, see "Risk Factors" in our Form 10-K for the fiscal year ended January 31, 2015.

Interest Rate Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the Securities and Exchange Commission on March 31, 2015.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of May 2, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended May 2, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at May 2, 2015 or January 31, 2015.

ITEM 1A.	Risk Factors.

We operate in an environment that involves a number of risks and uncertainties which are described in our Form 10-K for the year ended January 31, 2015.  If any of the risks described in our Fiscal 2015 Form 10-K were to actually occur, our business, operating results and financial results could be adversely affected.  There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended January 31, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended May 2, 2015 (1):

Period	Total Number of Shares Purchased (2)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
February 1, 2015 to February 28, 2015	53,032	$48.59	53,012	$170,736
March 1, 2015 to April 4, 2015	46,532	$49.39	4,000	$170,542
April 5, 2015 to May 2, 2015	95,200	$48.21	95,200	$165,953
Total	194,764		152,212	$165,953

(1)	In November 2012, the Board authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through January 29, 2016. As of May 2, 2015, we have approximately $166.0 million remaining available under the Program for stock repurchases. See Note 7, "Stock Repurchase Activity".
(2)	Includes 42,552 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $2.1 million. Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.

ITEM 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT SPORTS, INC.

Date: June 8, 2015	By:	/s/ Scott J. Bowman
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

Interactive Data Files
101
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2015, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at May 2, 2015 and January 31, 2015; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen weeks ended May 2, 2015 and May 3, 2014; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 2, 2015 and May 3, 2014; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

	*	Filed Within