Form 10-Q
period 2015-08-01
HIBBETT SPORTS INC
filed 2015-09-08
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of September 3, 2015, were 23,828,987 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	August 1, 2015	January 31, 2015
Current Assets:
Cash and cash equivalents	$85,302	$88,397
Inventories, net	251,340	240,408
Other current assets	31,778	26,693
Total current assets	368,420	355,498

Property and equipment	219,159	212,194
Less accumulated depreciation and amortization	125,398	119,213
Property and equipment, net	93,761	92,981

Other assets, net	3,906	3,918
Total Assets	$466,087	$452,397

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$96,902	$84,439
Accrued payroll expenses	6,166	8,249
Deferred rent	3,701	3,821
Short-term capital lease obligations	457	436
Other accrued expenses	6,303	5,180
Total current liabilities	113,529	102,125

Deferred rent	17,226	16,043
Other liabilities, net	8,686	9,448
Total liabilities	139,441	127,616

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,603,669 and 38,465,814 shares issued at August 1, 2015 and January 31, 2015, respectively	386	385
Paid-in capital	167,501	162,675
Retained earnings	600,495	566,055
Treasury stock, at cost; 14,391,756 and 13,595,537 shares repurchased at August 1, 2015 and January 31, 2015, respectively	(441,736)	(404,334)
Total stockholders' investment	326,646	324,781
Total Liabilities and Stockholders' Investment	$466,087	$452,397

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$199,261	$193,918	$469,085	$455,827
Cost of goods sold, including wholesale, logistics and store occupancy costs	134,082	129,510	304,192	293,223
Gross profit	65,179	64,408	164,893	162,604

Store operating, selling and administrative expenses	50,181	46,625	101,951	95,577
Depreciation and amortization	4,276	4,060	8,418	7,640
Operating income	10,722	13,723	54,524	59,387

Interest expense, net	65	70	134	144
Income before provision for income taxes	10,657	13,653	54,390	59,243

Provision for income taxes	3,626	5,273	19,950	22,475
Net income	$7,031	$8,380	$34,440	$36,768

Earnings per share:
Basic	$0.29	$0.33	$1.39	$1.43
Diluted	$0.28	$0.32	$1.38	$1.42

Weighted average shares outstanding:
Basic	24,533	25,555	24,697	25,700
Diluted	24,710	25,806	24,889	25,968

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Cash Flows From Operating Activities:
Net income	$34,440	$36,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,418	7,640
Stock-based compensation	3,617	3,457
Other non-cash adjustments to net income	308	(1,147)
Increase in inventories, net	(10,932)	(1,321)
(Increase) decrease in prepaid expenses	(6,382)	444
Increase in accounts payable	12,463	18,062
Changes in other operating assets and liabilities	492	618
Net cash provided by operating activities	42,424	64,521

Cash Flows From Investing Activities:
Capital expenditures	(9,304)	(14,203)
Other, net	177	(439)
Net cash used in investing activities	(9,127)	(14,642)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(35,282)	(33,195)
Payments on capital lease obligations	(217)	(178)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	381	517
Other, net	(1,274)	(1,803)
Net cash used in financing activities	(36,392)	(34,659)

Net (decrease) increase in cash and cash equivalents	(3,095)	15,220
Cash and cash equivalents, beginning of period	88,397	66,227
Cash and cash equivalents, end of period	$85,302	$81,447

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed on March 31, 2015.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of August 1, 2015 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed on March 31, 2015.

2.            Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers.  This ASU is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  In August 2015, FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year.  The new pronouncement will now be effective for annual and interim reporting periods beginning after December 15, 2017.  Accordingly, we will adopt this ASU in the first quarter of Fiscal 2019.  We are currently evaluating the impact of the adoption of this pronouncement on our results of operations and cash flows; however, it is not expected to be material.

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of August 1, 2015, there were no other new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed on March 31, 2015.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of August 1, 2015 and January 31, 2015 (in thousands):

	August 1, 2015			January 31, 2015
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$79	$-	$-	$87	$-	$-
Long-term investments	2,622	-	-	2,619	-	-
Total investments	$2,701	$-	$-	$2,706	$-	$-

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.            Debt

At August 1, 2015, we had two unsecured credit facilities, which are renewable annually in August and November.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during the thirteen and twenty-six weeks ended August 1, 2015, nor was there any debt outstanding under either of these facilities at August 1, 2015.  At August 1, 2015, a total of $80.0 million was available to us from these facilities.

At January 31, 2015, we had the same two unsecured facilities and corresponding terms as listed above.  We did not have any borrowings against either of these facilities during Fiscal 2015, nor was there any debt outstanding under either of these facilities at January 31, 2015.

Subsequent to August 1, 2015, we renewed our existing August facility of $30.0 million with an interest rate at the higher of the bank's prime rate (as set by the bank), the federal funds rate plus 0.5% or LIBOR.  The renewal was effective August 21, 2015 and will expire on August 19, 2016.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

5.            Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Stock-based compensation expense by type:
Stock options	$18	$19	$359	$430
Restricted stock unit awards, including performance-based	887	885	3,165	2,936
Employee stock purchases	21	19	58	56
Director deferred compensation	18	17	35	35
Total stock-based compensation expense	944	940	3,617	3,457
Income tax benefit recognized	346	347	1,331	1,280
Stock-based compensation expense, net of income tax	$598	$593	$2,286	$2,177

In the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014, we granted the following equity awards:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Stock options	1,138	979	20,228	17,975
Restricted stock unit awards	-	896	69,529	63,399
Performance-based restricted stock unit awards	-	-	29,300	25,300
Deferred stock units	376	323	11,628	10,329

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), no shares of our common stock were awarded during the thirteen weeks ended August 1, 2015 and August 2, 2014.  A total of 1,981 and 1,759 shares of our common stock were awarded during the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively, as part of the annual equity award to directors in the first quarter.  In addition, under our employee stock purchase plan, our employees purchased 2,042 and 1,580 shares of our common stock during the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively, and 5,491 and 4,681 shares of our common stock during the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen and twenty-six weeks ended August 1, 2015 was $16.14 and $17.73 per share, respectively.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $10.23 and $10.54, and the weighted-average price paid by our employees for shares of our common stock was $39.59 and $40.58, during the thirteen and twenty-six weeks ended August 1, 2015, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen and twenty-six weeks ended August 2, 2014 was $18.99 and $23.93 per share, respectively.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $11.88 and $11.91, and the weighted-average price paid by our employees for shares of our common stock was $45.42 and $45.11, during the thirteen and twenty-six weeks ended August 2, 2014, respectively.

At August 1, 2015, the total compensation costs related to nonvested restricted stock unit awards not yet recognized was $9.7 million and the weighted-average period over which such awards are expected to be recognized was 2.7 years.  There are no future compensation costs related to nonvested stock options to be recognized at August 1, 2015.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Weighted-average shares used in basic computations	24,533	25,555	24,697	25,700
Dilutive equity awards	177	251	192	268
Weighted-average shares used in diluted computations	24,710	25,806	24,889	25,968

For the thirteen weeks ended August 1, 2015, we excluded 99,586 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.  For the thirteen weeks ended August 2, 2014, no options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We excluded 54,250 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by August 1, 2015.  Assuming the performance-criteria had been achieved as of August 1, 2015, the incremental dilutive impact would have been 29,476 shares.

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

During the thirteen weeks ended August 1, 2015, we repurchased 601,455 shares of our common stock at a cost of $27.9 million, including 325 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $15,000.  During the twenty-six weeks ended August 1, 2015, we repurchased 796,219 shares of our common stock at a cost of $37.4 million, including 42,877 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $2.1 million.

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

As of August 1, 2015, we had approximately $138.0 million remaining under the Program for stock repurchases.  Subsequent to August 1, 2015, we have repurchased 385,170 shares of our common stock at a cost of $15.7 million through September 3, 2015.

8.            Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At August 1, 2015, the total capital lease obligations were $3.3 million, of which $0.5 million was included in short-term capital lease obligations and $2.8 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At January 31, 2015, the total capital lease obligations were $3.5 million, of which $0.4 million was included in short-term capital lease obligations and $3.1 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended August 1, 2015, we opened 16 stores and closed 3 stores increasing our lease commitments by a net of 13 retail stores. The stores we opened have initial lease termination dates between June 2020 and October 2025.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At August 1, 2015 and January 31, 2015, there was $1.8 million and $3.5 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

No material amounts were accrued at August 1, 2015 or January 31, 2015 pertaining to legal proceedings or other contingencies.

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

At August 1, 2015, we had a liability of $1.3 million associated with unrecognized tax benefits.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2013 or by most state taxing jurisdictions for years prior to Fiscal 2012.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Notice Regarding Forward-Looking Statements

This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan" or "estimate."  For example, our forward-looking statements would include:

•	our expectations concerning store locations, types and size;
•	our expectations concerning capital expenditures;
•	our assumptions as they relate to pending legal actions and other contingencies;
•	our cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facilities;
•	our estimates, assumptions and expectations as they relate to the preparation of our unaudited condensed consolidated financial statements including, without limitation, our estimates of economic and useful lives of depreciable assets and leases and our anticipated annual effective tax rate based on expected taxable income or changes in our liability for unrecognized tax benefits; and
•	seasonality and the effect of inflation.

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

General Overview

Hibbett Sports, Inc. operates sporting goods stores in small to mid-sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  We believe Hibbett Sports stores are typically the primary sporting goods retailer in smaller markets due to the extensive selection of premium brand name merchandise, availability of local merchandise, an emphasis on team sports and a high level of customer service.   As of August 1, 2015, we operated a total of 1,014 retail stores in 32 states composed of 994 Hibbett Sports stores and 20 Sports Additions athletic shoe stores.

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

Our merchandising strategy is to provide a broad assortment of quality brand name footwear, apparel, accessories and athletic equipment at competitive prices in a full service environment.  We believe that the breadth and depth of our brand name merchandise consistently exceeds the product selection carried by most of our competitors, particularly in our smaller markets.  Many of these brand name products are highly technical and require expert sales assistance.  We continuously educate our sales staff on new products and trends through coordinated efforts with our vendors.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statement of operations for fiscal year ending January 30, 2016 and January 31, 2015 will include 52 weeks of operations.  We became a public company in October 1996.

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store sales base until it has been open a full 12 months.  During the thirteen weeks ended August 1, 2015, we included 919 stores in comparable store sales.  During the twenty-six weeks ended August 1, 2015, we included 903 stores in comparable store sales.

Executive Summary

Net sales for the thirteen weeks ended August 1, 2015, increased 2.8% to $199.3 million compared with $193.9 million for the thirteen weeks ended August 2, 2014.  Comparable store sales decreased 1.1%, resulting from a shift in the timing of tax-free holidays in ten states from July to August, and broad-based sales softness in the last two weeks of July.  Gross profit was 32.7% of net sales for the thirteen weeks ended August 1, 2015, compared with 33.2% for the thirteen weeks ended August 1, 2014.  The decline was partially due to markdowns taken early in the second quarter to liquidate excess inventory.  Gross profit was also affected by store occupancy costs, as these expenses increased as a percentage of net sales due to lower comparable store sales.

Net sales for the twenty-six weeks ended August 1, 2015, increased 2.9% to $469.1 million compared with $455.8 million for the twenty-six weeks ended August 2, 2014.  Comparable store sales decreased 1.0%, resulting primarily from the impact of weather-related store closure days in the first quarter, and a shift in the timing of tax-free holidays in ten states from July to August.  Gross profit was 35.2% of net sales for the twenty-six weeks ended August 1, 2015, compared with 35.7% for the twenty-six weeks ended August 1, 2014.  The decline was partially due to promotional activity and markdowns taken to liquidate excess inventory.  Gross profit was also affected by store occupancy costs, as these expenses increased as a percentage of net sales due to lower comparable store sales.

During the second quarter of Fiscal 2016, we opened 16 new stores, expanded 4 high performing stores and closed 3 underperforming stores, bringing the store base to 1,014 in 32 states as of August 1, 2015.  We ended the second quarter of Fiscal 2016 with $85.3 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 601,455 shares of our common stock for a total expenditure of $27.9 million during the thirteen weeks ended August 1, 2015.

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

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended August 1, 2015, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Statements of Operations
Net sales increase	2.8%	4.1%	2.9%	6.9%
Comparable store sales (decrease) increase	-1.1%	0.1%	-1.0%	2.4%
Gross profit (as a % to net sales)	32.7%	33.2%	35.2%	35.7%
Store operating, selling and administrative expenses (as a % to net sales)	25.2%	24.0%	21.7%	21.0%
Depreciation and amortization (as a % to net sales)	2.2%	2.1%	1.8%	1.7%
Provision for income taxes (as a % to net sales)	1.8%	2.7%	4.3%	4.9%
Net income (as a % to net sales)	3.5%	4.3%	7.3%	8.1%

Earnings per diluted share	$0.28	$0.32	$1.38	$1.42
Weighted-average dilutive shares (in thousands)	24,710	25,806	24,889	25,968

Balance Sheets
Ending cash and cash equivalents (in thousands)	$85,302	$81,447
Average inventory per store	$247,870	$239,859

Store Information
Beginning of period	1,001	939	988	927
New stores opened	16	16	31	32
Stores closed	(3)	(5)	(5)	(9)
End of period	1,014	950	1,014	950

Stores expanded	4	1	7	5
Estimated square footage at end of period (in thousands)	5,799	5,459

Share Repurchase Activity
Shares purchased	601,455	423,263	796,219	700,706
Cost (in thousands)	$27,938	$22,515	$37,402	$37,833

Thirteen Weeks Ended August 1, 2015 Compared to Thirteen Weeks Ended August 2, 2014

Net sales.  Net sales increased $5.3 million, or 2.8%, to $199.3 million for the thirteen weeks ended August 1, 2015 from $193.9 million for the comparable period in the prior year.  Furthermore:

•	We opened 16 Hibbett Sports stores, expanded 4 high performing stores and closed 3 underperforming stores.
•
New stores drove the increase in net sales, while comparable stores declined 1.1% resulting from a shift in the timing of tax-free holidays in ten states from July to August, and broad-based sales softness in the last two weeks of July.

•	Footwear achieved positive results with strong sales in basketball and positive growth in lifestyle, casual and running.
•
Cleats and equipment were negatively impacted by soccer and football.  Soccer was negatively impacted by the comparison to last year's sales due to the World Cup, and football sales were weaker due to a later start to the season.

•	We experienced continued softness in licensed products, a weaker trend in socks and declines in branded apparel.

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $65.2 million, or 32.7% of net sales, in the thirteen weeks ended August 1, 2015, compared with $64.4 million, or 33.2% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Product margin decreased 17 basis points as a percentage of net sales primarily due to markdowns related to slow selling and aged inventory.
•	Wholesale and logistics expenses were relatively flat compared to the same period of the prior fiscal year. An increase in salary expense of 12 basis points as a percentage of net sales was offset by a decrease in occupancy costs compared to the same period of the prior fiscal year.
•	Store occupancy expense increased 35 basis points as a percentage of net sales mainly due to decreased leverage associated with lower comparable store sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $50.2 million, or 25.2% of net sales, for the thirteen weeks ended August 1, 2015, compared to $46.6 million, or 24.0% of net sales, for the comparable period a year ago.  For the second quarter:

•	Store labor costs increased 50 basis points as a percentage of net sales, and administrative salaries and benefits increased 21 basis points as a percentage of net sales due to decreased leverage associated with lower comparable store sales.
•	Benefit costs increased 15 basis points as a percentage of net sales resulting from an increase in health care costs.
•	Property taxes increased 11 basis points as a percentage of net sales due to decreased leverage associated with lower comparable store sales, and a tax credit received in the same period of the prior fiscal year.

Depreciation and amortization.  Depreciation and amortization increased slightly to 2.2% of net sales for the thirteen weeks ended August 1, 2015 from 2.1% of net sales for the comparable period a year ago due to an increased number of new stores, and the capitalization of IT initiatives.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 34.0% and 38.6% for the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively.  The decrease in rate resulted primarily from a favorable adjustment in the thirteen weeks ended August 1, 2015, related to the filing of the January 31, 2015, federal and state income tax returns.

Twenty-Six Weeks Ended August 1, 2015 Compared to Twenty-Six Weeks Ended August 2, 2014

Net sales.  Net sales increased $13.3 million, or 2.9%, to $469.1 million for the twenty-six weeks ended August 1, 2015 from $455.8 million for the comparable period in the prior year.  Furthermore:

•	We opened 31 Hibbett Sports stores, expanded 7 high performing stores and closed 5 underperforming stores.
•	New stores drove the increase in net sales, while comparable stores declined 1.0% due to the impact of weather-related store closure days in the first quarter and a shift in the timing of tax-free holidays from July to August in the second quarter.
•	Sales growth in footwear was driven by the basketball division, including NIKE's signature products and Jordan footwear.
•
Cleats and equipment were negatively impacted by a decline in baseball due to weather-related store closure days in February, a decline in soccer due to sales related to last year's World Cup, and a decline in football due to a later start to the season.

•	We experienced continued softness in licensed products, a weaker trend in socks and declines in branded apparel.

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $164.9 million, or 35.2% of net sales, in the twenty-six weeks ended August 1, 2015, compared with $162.6 million, or 35.7% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Product margin decreased 28 basis points as a percentage of net sales primarily due to markdowns related to slow selling and aged inventory.
•	Wholesale and logistics expenses decreased 6 basis points as a percentage of net sales. Occupancy costs declined 8 basis points as a percent of net sales due to the elimination of expenses associated with our former distribution facility. Fuel cost savings resulting from the drop in oil prices contributed 4 basis points as a percentage of net sales. Labor costs increased due to increased staffing related to strategic initiatives, including ramping up the quick replenishment capability to our stores.
•	Store occupancy expense increased 31 basis points as a percentage of net sales mainly due to decreased leverage associated with lower comparable store sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $102.0 million, or 21.7% of net sales, for the twenty-six weeks ended August 1, 2015, compared to $95.6 million, or 21.0% of net sales, for the comparable period a year ago.  For the second quarter:

•	Store labor costs increased 32 basis points as a percentage of net sales, and administrative salaries and benefits increased 14 basis points as a percentage of net sales due to decreased leverage associated with lower comparable store sales.
•	Net advertising costs increased 6 basis points as a percentage of net sales due increased promotional efforts and decreased leverage associated with lower comparable store sales.

Depreciation and amortization.  Depreciation and amortization increased to 1.8% of net sales for the twenty-six weeks ended August 1, 2015 from 1.7% of net sales for the comparable period a year ago.  This increase was mainly due to our new wholesale and logistics facility, the capitalization of IT initiatives, and an increased number of new stores.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.7% and 37.9% for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively.  The decrease in rate resulted primarily from a favorable adjustment in the twenty-six weeks ended August 1, 2015, related to the filing of the January 31, 2015, federal and state income tax returns.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Net cash provided by operating activities	$42,424	$64,521
Net cash used in investing activities	(9,127)	(14,642)
Net cash used in financing activities	(36,392)	(34,659)
Net (decrease) increase in cash and cash equivalents	$(3,095)	$15,220

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as spring sports, back-to-school and winter holidays.  Inventory levels are reduced following peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $42.4 million for the twenty-six weeks ended August 1, 2015 compared with net cash provided by operating activities of $64.5 million for the twenty-six weeks ended August 2, 2014.  Net income and an increase in accounts payable of $12.5 million were the significant providers of cash, somewhat offset by increases in inventories and prepaid expenses of $10.9 million and $6.4 million, respectively.  The increases in accounts payable and net inventories from fiscal year end are typical in the second quarter due to the seasonality of purchases.  Prepaid expenses were affected by the annual adjustment to income tax related accruals.

Investing Activities.

Net cash used in investing activities in the twenty-six weeks ended August 1, 2015 totaled $9.1 million compared with net cash used in investing activities of $14.6 million in the twenty-six weeks ended August 2, 2014.  Capital expenditures used $9.3 million of cash in the twenty-six weeks ended August 1, 2015 versus $14.2 million of cash in the twenty-six weeks ended August 1, 2014.  We also use cash to open new stores and remodel, expand or relocate existing stores.  We opened 31 new stores and relocated, expanded or remodeled 7 existing stores during the twenty-six weeks ended August 1, 2015 as compared to opening 32 new stores and remodeling, relocating or expanding 6 existing stores during the twenty-six weeks ended August 2, 2014.

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

Financing Activities.

Net cash used in financing activities was $36.4 million in the twenty-six weeks ended August 1, 2015 compared to net cash used in financing activities of $34.7 million in the prior year period.  The increase was primarily due to higher share repurchases when compared to the twenty-six weeks ended August 2, 2014.

At August 1, 2015, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew annually in August and November, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We had no debt outstanding under either of these facilities as of August 1, 2015.  Subsequent to August 1, 2015, we renewed our existing August facility of $30.0 million which was effective August 21, 2015 and will expire on August 19, 2016.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of August 1, 2015.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of August 1, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended August 1, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at August 1, 2015 or January 31, 2015.
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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended August 1, 2015 (1):

Period	Total Number of Shares Purchased (2)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
May 3, 2015 to May 30, 2015	166,130	$46.81	166,130	$158,175
May 31, 2015 to July 4, 2015	197,000	$47.46	197,000	$148,826
July 5, 2015 to August 1, 2015	238,325	$45.37	238,000	$138,029
Total	601,455	$46.45	601,130	$138,029

(1)	In November 2012, the Board authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through January 29, 2016. As of August 1, 2015, we have approximately $138.0 million remaining available under the Program for stock repurchases. See Note 7, "Stock Repurchase Activity".
(2)
Includes 325 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $15,000.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program authorization.

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

HIBBETT SPORTS, INC.

Date: September 8, 2015	By:	/s/ Scott J. Bowman
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

Material Agreements
10.1
Master Note – Regions Bank Line of Credit; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2015.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2015, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at August 1, 2015 and January 31, 2015; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within