Form 10-Q
period 2015-10-31
HIBBETT SPORTS INC
filed 2015-12-08
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of December 3, 2015, were 22,786,340 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	October 31, 2015	January 31, 2015
Current Assets:
Cash and cash equivalents	$45,453	$88,397
Inventories, net	276,938	240,408
Other current assets	29,682	26,693
Total current assets	352,073	355,498

Property and equipment	223,719	212,194
Less accumulated depreciation and amortization	127,918	119,213
Property and equipment, net	95,801	92,981

Other assets, net	4,098	3,918
Total Assets	$451,972	$452,397

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$110,663	$84,439
Accrued payroll expenses	9,628	8,249
Deferred rent	3,802	3,821
Short-term capital lease obligations	467	436
Other accrued expenses	5,367	5,180
Total current liabilities	129,927	102,125

Deferred rent	18,205	16,043
Other liabilities, net	8,022	9,448
Total liabilities	156,154	127,616

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,609,341 and 38,465,814 shares issued at October 31, 2015 and January 31, 2015, respectively	386	385
Paid-in capital	168,539	162,675
Retained earnings	619,171	566,055
Treasury stock, at cost; 15,732,926 and 13,595,537 shares repurchased at October 31, 2015 and January 31, 2015, respectively	(492,278)	(404,334)
Total stockholders' investment	295,818	324,781
Total Liabilities and Stockholders' Investment	$451,972	$452,397

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$228,301	$218,321	$697,385	$674,148
Cost of goods sold, including wholesale, logistics and store occupancy costs	145,949	139,171	450,140	432,394
Gross profit	82,352	79,150	247,245	241,754

Store operating, selling and administrative expenses	48,255	48,202	150,206	143,778
Depreciation and amortization	4,238	4,136	12,656	11,777
Operating income	29,859	26,812	84,383	86,199

Interest expense, net	67	73	201	216
Income before provision for income taxes	29,792	26,739	84,182	85,983

Provision for income taxes	11,115	9,849	31,065	32,324
Net income	$18,677	$16,890	$53,117	$53,659

Earnings per share:
Basic	$0.79	$0.67	$2.18	$2.10
Diluted	$0.79	$0.67	$2.17	$2.08

Weighted average shares outstanding:
Basic	23,607	25,111	24,333	25,504
Diluted	23,777	25,336	24,519	25,758

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Cash Flows From Operating Activities:
Net income	$53,117	$53,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,656	11,777
Stock-based compensation	4,489	3,641
Other non-cash adjustments to net income	(303)	(1,097)
Increase in inventories, net	(36,530)	(16,243)
(Increase) decrease in prepaid expenses	(4,520)	1,969
Increase in accounts payable	26,224	16,284
Changes in other operating assets and liabilities	4,071	5,268
Net cash provided by operating activities	59,204	75,258

Cash Flows From Investing Activities:
Capital expenditures	(15,616)	(18,955)
Other, net	345	191
Net cash used in investing activities	(15,271)	(18,764)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(85,824)	(49,908)
Payments on capital lease obligations	(327)	(273)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	530	700
Other, net	(1,256)	(1,759)
Net cash used in financing activities	(86,877)	(51,240)

Net (decrease) increase in cash and cash equivalents	(42,944)	5,254
Cash and cash equivalents, beginning of period	88,397	66,227
Cash and cash equivalents, end of period	$45,453	$71,481

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed on March 31, 2015.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of October 31, 2015 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed on March 31, 2015.

2.            Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board, or FASB, issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers.  This ASU is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year.  The new pronouncement will now be effective for annual and interim reporting periods beginning after December 15, 2017.  Accordingly, we will adopt this ASU in the first quarter of Fiscal 2019.  We are currently evaluating the impact of the adoption of this pronouncement on our results of operations and cash flows; however, it is not expected to be material.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes.  This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position.  ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016.  This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  Early application is permitted as of the beginning of the interim or annual reporting period.  We are currently evaluating the impact of the adoption of this pronouncement on our balance sheet; although we expect a significant reclassification between current and long-term assets.

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of October 31, 2015, there were no other new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed on March 31, 2015.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of October 31, 2015 and January 31, 2015 (in thousands):

	October 31, 2015			January 31, 2015
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$79	$-	$-	$87	$-	$-
Long-term investments	2,498	-	-	2,619	-	-
Total investments	$2,577	$-	$-	$2,706	$-	$-

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.            Debt

At October 31, 2015, we had two unsecured credit facilities, which are renewable annually in August and November.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not have any borrowings against either of these facilities during the thirteen and thirty-nine weeks ended October 31, 2015, nor was there any debt outstanding under either of these facilities at October 31, 2015.  At October 31, 2015, a total of $80.0 million was available to us from these facilities.

At January 31, 2015, we had the same two unsecured facilities and corresponding terms as listed above.  We did not have any borrowings against either of these facilities during Fiscal 2015, nor was there any debt outstanding under either of these facilities at January 31, 2015.

Subsequent to October 31, 2015, we renewed our existing November facility of $50.0 million with an interest rate of prime plus 2%.  The renewal was effective November 18, 2015 and will expire on November 18, 2016.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

5.            Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Stock-based compensation expense by type:
Stock options	$16	$19	$375	$449
Restricted stock unit awards, including performance-based	815	122	3,980	3,059
Employee stock purchases	23	25	81	81
Director deferred compensation	18	18	53	52
Total stock-based compensation expense	872	184	4,489	3,641
Income tax benefit recognized	316	60	1,645	1,342
Stock-based compensation expense, net of income tax	$556	$124	$2,844	$2,299

In the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014, we granted the following equity awards:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Stock options	1,515	1,244	21,743	19,219
Restricted stock unit awards	-	-	69,529	63,399
Performance-based restricted stock unit awards	-	-	29,300	25,300
Deferred stock units	500	411	12,128	10,740

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), no shares of our common stock were awarded during the thirteen weeks ended October 31, 2015 and November 1, 2014.  A total of 1,981 and 1,759 shares of our common stock were awarded during the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively, as part of the annual equity award to directors in the first quarter.  In addition, under our employee stock purchase plan, our employees purchased 3,114 and 2,115 shares of our common stock during the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively, and 8,605 and 6,796 shares of our common stock during the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended October 31, 2015 was $10.52 and $17.23 per share, respectively.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $10.01 and $10.35, and the weighted-average price paid by our employees for shares of our common stock was $29.76 and $36.66, during the thirteen and thirty-nine weeks ended October 31, 2015, respectively.

The weighted-average grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended November 1, 2014 was $15.36 and $23.38 per share, respectively.  The weighted-average grant date fair value of shares of stock purchased through our employee stock purchase plan was $9.50 and $11.16, and the weighted-average price paid by our employees for shares of our common stock was $36.24 and $42.35, during the thirteen and thirty-nine weeks ended November 1, 2014, respectively.

At October 31, 2015, the total compensation costs related to nonvested restricted stock unit awards not yet recognized was $8.6 million and the weighted-average period over which such awards are expected to be recognized was 2.5 years.  There are no future compensation costs related to nonvested stock options to be recognized at October 31, 2015.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Weighted-average shares used in basic computations	23,607	25,111	24,333	25,504
Dilutive equity awards	170	225	186	254
Weighted-average shares used in diluted computations	23,777	25,336	24,519	25,758

For the thirteen weeks ended October 31, 2015, we excluded 104,091 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.  For the thirteen weeks ended November 1, 2014, no options were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We excluded 54,250 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by October 31, 2015.  Assuming the performance-criteria had been achieved as of October 31, 2015, the incremental dilutive impact would have been 33,619 shares.

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

During the thirteen weeks ended October 31, 2015, we repurchased 1,341,170 shares of our common stock at a cost of $50.5 million.  During the thirty-nine weeks ended October 31, 2015, we repurchased 2,137,389 shares of our common stock at a cost of $87.9 million, including 42,877 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $2.1 million.

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

As of October 31, 2015, we had approximately $87.5 million remaining under the Program for stock repurchases.

Subsequent to October 31, 2015, our Board authorized a stock repurchase program of $300.0 million through February 2, 2019 effective November 19, 2015.  The new program replaces the authorization that was in place at October 31, 2015.  Stock repurchases may be made in the open market or in negotiated transactions with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.

8.            Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At October 31, 2015, the total capital lease obligations were $3.1 million, of which $0.5 million was included in short-term capital lease obligations and $2.6 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At January 31, 2015, the total capital lease obligations were $3.5 million, of which $0.4 million was included in short-term capital lease obligations and $3.1 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended October 31, 2015, we opened 20 stores and closed 3 stores increasing our lease commitments by a net of 17 retail stores. The stores we opened have initial lease termination dates between October 2020 and October 2026.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At October 31, 2015 and January 31, 2015, there was $2.5 million and $3.5 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

No material amounts were accrued at October 31, 2015 or January 31, 2015 pertaining to legal proceedings or other contingencies.  The thirteen week period ended October 31, 2015, included a favorable legal settlement of $1.9 million.

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

At October 31, 2015, we had a liability of $1.3 million associated with unrecognized tax benefits.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2013 or by most state taxing jurisdictions for years prior to Fiscal 2012.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Notice Regarding Forward-Looking Statements

This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan" or "estimate."  For example, our forward-looking statements would include:

•	our expectations concerning store locations, types and size;
•	our expectations concerning cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facilities;
•	our estimates, assumptions and expectations as they relate to the preparation of our unaudited condensed consolidated financial statements including, without limitation, our estimates of economic and useful lives of depreciable assets and leases and our anticipated annual effective tax rate based on expected taxable income or changes in our liability for unrecognized tax benefits;
•	our assumptions as they relate to pending legal actions and other contingencies; and
•	seasonality and the effect of inflation.

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

General Overview

Hibbett Sports, Inc. is an athletic specialty retailer operating in small to mid-sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  Hibbett Sports stores provide an extensive selection of premium brand footwear, apparel and team sports equipment, emphasizing convenient locations and a high level of customer service.  As of October 31, 2015, we operated a total of 1,031 retail stores in 33 states composed of 1,011 Hibbett Sports stores and 20 Sports Additions athletic shoe stores.  We became a public company in October 1996.

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

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store sales base until it has been open a full 12 months.  During the thirteen weeks ended October 31, 2015, we included 931 stores in comparable store sales.  During the thirty-nine weeks ended October 31, 2015, we included 899 stores in comparable store sales.

Executive Summary

Net sales for the thirteen weeks ended October 31, 2015, increased 4.6% to $228.3 million compared with $218.3 million for the thirteen weeks ended November 1, 2014.  Comparable store sales increased 0.6%, resulting from strong sales in footwear, offset by a significant decline in our colder weather apparel and equipment categories.  Gross profit was 36.1% of net sales for the thirteen weeks ended October 31, 2015, compared with 36.3% for the thirteen weeks ended November 1, 2014.  The decline in gross profit was mainly due to store occupancy and logistics costs, as these expenses increased as a percentage of net sales due to lower comparable store sales.

Net sales for the thirty-nine weeks ended October 31, 2015, increased 3.5% to $697.4 million compared with $674.1 million for the thirty-nine weeks ended November 1, 2014.  Comparable store sales decreased 0.5%, with strong sales in footwear offset by softer sales in apparel and equipment.  Additionally, sales were negatively impacted by weather-related store closure days in the first quarter and a significant decline in our colder apparel and equipment weather categories in the third quarter.  Gross profit was 35.5% of net sales for the thirty-nine weeks ended October 31, 2015, compared with 35.9% for the thirty-nine weeks ended November 1, 2014.  The decline was partially due to promotional activity and markdowns taken to liquidate excess inventory.  Gross profit was also affected by store occupancy costs, as these expenses increased as a percentage of net sales due to lower comparable store sales.

During the third quarter of Fiscal 2016, we opened 20 new stores, expanded one high performing store and closed three underperforming stores, bringing the store base to 1,031 in 33 states as of October 31, 2015.  In addition, we opened our first store in the state of New York during the quarter.  We ended the third quarter of Fiscal 2016 with $45.5 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 1.3 million shares of our common stock for a total expenditure of $50.5 million during the thirteen weeks ended October 31, 2015.  Net income included a favorable legal settlement of $1.9 million.

Significant Accounting Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our significant accounting policies and estimates are described more fully in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, as filed on March 31, 2015.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended October 31, 2015, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Statements of Operations
Net sales increase	4.6%	5.0%	3.5%	6.3%
Comparable store sales increase (decrease)	0.6%	0.6%	-0.5%	1.9%
Gross profit (as a % to net sales)	36.1%	36.3%	35.5%	35.9%
Store operating, selling and administrative expenses (as a % to net sales)	21.1%	22.1%	21.5%	21.3%
Depreciation and amortization (as a % to net sales)	1.9%	1.9%	1.8%	1.8%
Provision for income taxes (as a % to net sales)	4.9%	4.5%	4.5%	4.8%
Net income (as a % to net sales)	8.2%	7.7%	7.6%	8.0%

Earnings per diluted share	$0.79	$0.67	$2.17	$2.08
Weighted-average dilutive shares (in thousands)	23,777	25,336	24,519	25,758

Balance Sheets
Ending cash and cash equivalents (in thousands)	$45,453	$71,481
Average inventory per store	$268,611	$250,555

Store Information
Beginning of period	1,014	950	988	927
New stores opened	20	26	51	58
Stores closed	(3)	(7)	(8)	(16)
End of period	1,031	969	1,031	969

Stores expanded	1	2	8	7
Estimated square footage at end of period (in thousands)	5,893	5,553

Share Repurchase Activity
Shares purchased	1,341,170	371,589	2,137,389	1,072,295
Cost (in thousands)	$50,542	$16,745	$87,944	$54,577

Thirteen Weeks Ended October 31, 2015 Compared to Thirteen Weeks Ended November 1, 2014

Net sales.  Net sales increased $10.0 million, or 4.6%, to $228.3 million for the thirteen weeks ended October 31, 2015 from $218.3 million for the comparable period in the prior year.  Furthermore:

•	We opened 20 Hibbett Sports stores, expanded one high performing store and closed three underperforming stores.
•	New stores drove the increase in net sales, while comparable stores increased 0.6% resulting from strong sales in footwear offset by a decline in our colder weather apparel and equipment categories.
•	Footwear achieved positive results with strong sales in casual, lifestyle and basketball.
•
Cleats achieved positive results driven by football, partially offset by soccer due to the comparison to last year's World Cup.  Equipment had weaker results due to slower sales in soccer, football and baseball. Soccer was negatively impacted by the comparison to last year's sales due to the World Cup and football sales were weaker primarily due to slower sales of cold weather gear.

•	We experienced continued softness in licensed products, partially offset by increases in branded accessories and branded headwear. Branded apparel also had weaker results and strategic initiatives are being executed to improve merchandise assortments and replenishment in this category.

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $82.4 million, or 36.1% of net sales, in the thirteen weeks ended October 31, 2015, compared with $79.2 million, or 36.3% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Product margin was basically flat, increasing 1 basis point as a percentage of net sales due to effectively managing promotions and markdowns, while keeping aged inventory below last year's levels.
•	Wholesale and logistics expenses increased 6 basis points as a percentage of net sales. An increase in salary and benefit expenses was partially offset by decreased fuel costs.
•	Store occupancy expense increased 12 basis points as a percentage of net sales mainly due to decreased leverage associated with lower comparable store sales and increased new store expansion.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $48.3 million, or 21.1% of net sales, for the thirteen weeks ended October 31, 2015, compared to $48.2 million, or 22.1% of net sales, for the comparable period a year ago.  For the third quarter:

•	A favorable legal settlement of $1.9 million resulted in a decrease of 82 basis points as a percentage of net sales for the period.
•	Store labor cost increased 25 basis points as a percentage of net sales due to decreased leverage associated with lower comparable store sales. Administrative salaries and benefits decreased 19 basis points as a percentage of net sales mainly due to lower benefit costs.
•	Stock-based compensation increased 29 basis points as a percentage of net sales due to less forfeitures this period versus the same period last year.

Depreciation and amortization.  Depreciation and amortization decreased 3 basis points as a percentage of net sales for the thirteen weeks ended October 31, 2015 and November 1, 2014.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.3% and 36.8% for the thirteen weeks ended October 31, 2015 and November 1, 2014, respectively.  The increase in rate included a favorable settlement with a state taxing authority during the thirteen weeks ended November 1, 2014.

Thirty-Nine Weeks Ended October 31, 2015 Compared to Thirty-Nine Weeks Ended November 1, 2014

Net sales.  Net sales increased $23.2 million, or 3.5%, to $697.4 million for the thirty-nine weeks ended October 31, 2015 from $674.1 million for the comparable period in the prior year.  Furthermore:

•	We opened 51 Hibbett Sports stores, expanded 8 high performing stores and closed 8 underperforming stores.
•	New stores drove the increase in net sales, while comparable stores declined 0.5% due to slower sales in apparel and equipment. This was partially due to the impact of weather-related store closure days in the first quarter and a sales decline in our cold weather categories in the third quarter.
•	Sales growth in footwear was driven by the basketball division, including NIKE's signature products and Jordan footwear, as well as strong sales in our lifestyle and casual categories.
•
Cleats and equipment were negatively impacted by a decline in baseball due to weather-related store closure days in February, a decline in soccer due to sales related to last year's World Cup, and a decline in football due to slower sales of colder weather merchandise in the third quarter.

•	We experienced continued softness in licensed products, socks and branded apparel, partially offset by strong sales in branded accessories and branded headwear.

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $247.2 million, or 35.5% of net sales, in the thirty-nine weeks ended October 31, 2015, compared with $241.8 million, or 35.9% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Product margin decreased 18 basis points as a percentage of net sales primarily due to markdowns related to slow selling and aged inventory.
•	Wholesale and logistics expenses decreased 2 basis points as a percentage of net sales. Occupancy costs declined 11 basis points as a percent of net sales due to the elimination of expenses associated with our former distribution facility. Fuel cost savings resulting from the drop in oil prices contributed 10 basis points as a percentage of net sales. Labor costs increased due to increased staffing related to strategic initiatives, including ramping up the quick replenishment capability to our stores.
•	Store occupancy expense increased 25 basis points as a percentage of net sales mainly due to decreased leverage associated with lower comparable store sales and increased store expansion.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $150.2 million, or 21.5% of net sales, for the thirty-nine weeks ended October 31, 2015, compared to $143.8 million, or 21.3% of net sales, for the comparable period a year ago.  For the period:

•	A favorable legal settlement of $1.9 million resulted in a decrease of 27 basis points as a percentage of net sales for the period.
•	Store labor costs increased 30 basis points as a percentage of net sales due to decreased leverage associated with lower comparable store sales.
•	Stock-based compensation increased 11 basis points as a percentage of net sales due to less forfeitures recognized this year versus the same period last year.

Depreciation and amortization.  Depreciation and amortization increased 6 basis points as a percentage of net sales for the thirty-nine weeks ended October 31, 2015.  This increase was mainly due to our new wholesale and logistics facility, the capitalization of IT initiatives, and an increased number of new stores.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.9% and 37.6% for the thirty-nine weeks ended October 31, 2015 and November 1, 2014, respectively.  The decrease in rate included a favorable adjustment in the thirty-nine weeks ended October 31, 2015, related to the filing of the January 31, 2015, federal and state income tax returns and from additional utilization of tax credits associated with our wholesale and logistics facility.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Net cash provided by operating activities	$59,204	$75,258
Net cash used in investing activities	(15,271)	(18,764)
Net cash used in financing activities	(86,877)	(51,240)
Net (decrease) increase in cash and cash equivalents	$(42,944)	$5,254

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as spring sports, back-to-school and winter holidays.  Inventory levels are reduced following peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $59.2 million for the thirty-nine weeks ended October 31, 2015 compared with net cash provided by operating activities of $75.3 million for the thirty-nine weeks ended November 1, 2014.  The primary use of cash was an increase in inventory of $36.5 million due to planned positioning for holiday sales and opportunity buys.  Prepaid expenses used cash of $4.5 million and were affected by the annual adjustment to income tax related accruals.  Net income and an increase in accounts payable of $26.2 million were the significant providers of cash.  Increases in accounts payable and net inventories from fiscal year end are typical in the third quarter due to the seasonality of purchases.

Investing Activities.

Net cash used in investing activities in the thirty-nine weeks ended October 31, 2015 totaled $15.3 million compared with net cash used in investing activities of $18.8 million in the thirty-nine weeks ended November 1, 2014.  Capital expenditures used $15.6 million of cash in the thirty-nine weeks ended October 31, 2015 versus $19.0 million of cash in the thirty-nine weeks ended November 1, 2014.  We also use cash to open new stores and remodel, expand or relocate existing stores.  We opened 51 new stores and relocated, expanded or remodeled 10 existing stores during the thirty-nine weeks ended October 31, 2015 as compared to opening 58 new stores and remodeling, relocating or expanding 8 existing stores during the thirty-nine weeks ended November 1, 2014.

We estimate the cash outlay for capital expenditures in the fiscal year ending January 30, 2016 will be approximately $33.0 million, which relates to expenditures for information system infrastructure and project initiatives, the opening of 80 to 85 new stores; the remodeling, relocation or expansion of selected existing stores, and other departmental needs.  Of the total budgeted dollars for capital expenditures for Fiscal 2016, we anticipate that approximately 43% will be related to the information infrastructure and project initiatives.  Approximately 36% will be related to the opening new stores, store expansions and relocations and store remodels.  The remaining 21% relates primarily to specific department expenditures and includes technology and facility upgrades, automobiles and security equipment for our stores.

Financing Activities.

Net cash used in financing activities was $86.9 million in the thirty-nine weeks ended October 31, 2015 compared to net cash used in financing activities of $51.2 million in the prior year period.  The increase was primarily due to higher share repurchases when compared to the thirty-nine weeks ended October 31, 2015.

At October 31, 2015, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew annually in August and November, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We had no debt outstanding under either of these facilities as of October 31, 2015.  Subsequent to October 31, 2015, we renewed our existing November facility of $50.0 million which was effective November 18, 2015 and will expire on November 18, 2016.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of October 31, 2015.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 31, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended October 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at October 31, 2015 or January 31, 2015.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended October 31, 2015 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands) (2)
August 2, 2015 to August 29, 2015	299,170	$41.20	299,170	$125,704
August 30, 2015 to October 3, 2015	566,000	$37.71	566,000	$104,358
October 4, 2015 to October 31, 2015	476,000	$35.44	476,000	$87,487
Total	1,341,170	$37.68	1,341,170	$87,487

(1)	In November 2012, the Board authorized a Stock Repurchase Program (Program) of $250.0 million to repurchase our common stock through January 29, 2016. As of October 31, 2015, we had approximately $87.5 million remaining available under the Program for stock repurchases. See Note 7, "Stock Repurchase Activity".
(2)
Subsequent to October 31, 2015, our Board authorized a stock repurchase program of $300.0 million through February 2, 2019 effective November 19, 2015.  The new program replaces the authorization that was in place at October 31, 2015.  See Note 7, "Stock Repurchase Activity".

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

HIBBETT SPORTS, INC.

Date: December 8, 2015	By:	/s/ Scott J. Bowman
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

Material Agreements
10.1
Amendment No. 8 to Loan Documents; incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at October 31, 2015 and January 31, 2015; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 31, 2015 and November 1, 2014; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 31, 2015 and November 1, 2014; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within