Form 10-K
period 2016-01-30
HIBBETT SPORTS INC
filed 2016-03-28
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K
(Mark One)

[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                                                      January 30, 2016

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      __X__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are "affiliates") was $1,092,096,870 on August 1, 2015, based on the closing sale price of $45.55 at July 31, 2015 for the common stock on such date on the NASDAQ Global Select Market.

The number of shares outstanding of the Registrant's common stock, as of March 14, 2016, was 22,827,872.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended January 30, 2016 are incorporated by reference into Part II and portions of the Registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 19, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 21, 2016.

HIBBETT SPORTS, INC.

INDEX

			Page
PART I
Item	1.	Business.	5
Item	1A.	Risk Factors.	10
Item	1B.	Unresolved Staff Comments.	19
Item	2.	Properties.	20
Item	3.	Legal Proceedings.	20
Item	4.	Mine Safety Disclosures.	21

PART II
Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	21
Item	6.	Selected Consolidated Financial Data.	23
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	25
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	35
Item	8.	Consolidated Financial Statements and Supplementary Data.	35
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	59
Item	9A.	Controls and Procedures.	59
Item	9B.	Other Information.	59

PART III
Item	10.	Directors, Executive Officers and Corporate Governance.	60
Item	11.	Executive Compensation.	60
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	60
Item	13.	Certain Relationships and Related Transactions, and Director Independence.	61
Item	14.	Principal Accounting Fees and Services.	61

PART IV
Item	15.	Exhibits and Consolidated Financial Statement Schedules.	61
		Signatures.	64

A Warning About Forward-Looking Statements

This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments and results.  They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan," "target" or "estimate."  For example, our forward-looking statements include statements regarding:

•	our anticipated net sales, including comparable store net sales changes, net sales growth, gross margins, expenses and earnings;
•	our business strategy, target market presence and its expected impact on our net sales growth;
•	our growth, including our plans to add, expand, relocate or close stores, our square footage growth, our markets' ability to support such growth, our ability to secure suitable locations for new stores and the suitability of our wholesale and logistics facility;
•	our expectations regarding our investment in and development of our technology initiatives, including cyber-security, our omni-channel platform and other methods for engaging our customers;
•	our expectations regarding the timing of completion of our omni-channel initiatives;
•	our policy of leasing rather than owning stores and our ability to renew or replace store leases satisfactorily;
•	the cost of regulatory compliance, including the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures, working capital requirements and repurchases of Company common stock under our repurchase program;
•	our analysis of our risk factors and their possible effect on financial results;
•	our ability and plans to renew our revolving credit facilities;
•	our expectations regarding our capital expenditures and dividend policy;
•	our seasonal sales patterns and assumptions concerning customer buying behavior;
•	our expectations regarding competition;
•	our estimates and assumptions as they relate to preferable tax and financial accounting methods, accruals, inventory valuations, long-lived assets, store closures, carrying amount and liquidity of financial instruments, fair value of options and other stock-based compensation, economic and useful lives of depreciable assets and leases, income tax liabilities, deferred taxes and uncertain tax positions;
•	our expectations concerning future stock-based award types and the exercise of outstanding stock options;
•	the possible effect of inflation, market decline and other economic changes on our costs and profitability;
•	our assessment of the materiality and impact on our business of recent accounting pronouncements adopted by the Financial Accounting Standards Board;
•	the possible effects of uncertainty within the capital markets, on the commercial credit environment and on levels of consumer confidence;
•	our analyses of trends as related to advertising, sales and earnings performance;
•	our expectations concerning vendor level purchases and related discounts;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods;
•	the loss of key vendor support; and
•	our ability to mitigate the risk of possible business interruptions.

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

Introductory Note

References to "we", "our", "us" and the "Company" used throughout this document refer to Hibbett Sports, Inc. and its subsidiaries.  Unless specifically indicated otherwise, any reference to the following years or fiscal years relates to:
Year	Related Fiscal Year End	Weeks in Fiscal Period
2017 or Fiscal 2017	January 28, 2017	52
2016 or Fiscal 2016	January 30, 2016	52
2015 or Fiscal 2015	January 31, 2015	52
2014 or Fiscal 2014	February 1, 2014	52

PART 1

Item 1.   Business.

Our Company

Our Company began in 1945 under the name Dixie Supply Company in Florence, Alabama.  Although we initially specialized primarily in the marine and small aircraft business, by 1960, we were solely in the sporting goods business.  In 1965, we opened our second store, Dyess & Hibbett Sporting Goods, in Huntsville, Alabama, and hired Mickey Newsome, who is now Chairman of our Board.  The following year, we opened another sporting goods store in Birmingham and by the end of 1980, we had 12 stores in central and northwest Alabama with a distribution center located in Birmingham and our central accounting office in Florence.  We became a public company in October 1996.

Today, we operate athletic specialty stores in small and mid-sized markets predominantly in the South, Southwest, Mid-Atlantic and the Midwest regions of the United States.  As of January 30, 2016, we operated 1,044 stores consisting of 1,024 Hibbett Sports stores and 20 smaller-format Sports Additions athletic shoe stores in 33 states.  Our primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000 square foot store located primarily in strip centers which are frequently influenced by a Wal-Mart store.  Approximately 81% of our Hibbett Sports store base is located in strip centers, which includes free-standing stores, while approximately 19% of our Hibbett Sports store base is located in enclosed malls.  We expect to continue our store base growth in strip centers versus enclosed malls.

We offer convenient locations and a broad assortment of quality brand name footwear, apparel, accessories and athletic equipment at competitive prices in a full service environment.  We believe that the breadth and depth of our brand name merchandise consistently exceeds the product selection carried by most of our competitors, particularly in our smaller markets.  Many of these brand name products are highly technical and require knowledgeable sales assistance.  We educate our sales staff on new products and trends through coordinated efforts with our vendors.

Available Information

Hibbett Sports, Inc.'s website address is www.hibbett.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, reports on beneficial ownership of our securities on Forms 3, 4 and 5 and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC).  The website is the primary source of publicly disclosed news about Hibbett Sports, Inc.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, at no charge, by writing to: Investor Relations, Hibbett Sports, Inc., 2700 Milan Court, Birmingham, Alabama 35211.

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

Our Business Strategy

We target small, isolated communities with branded products and provide a high level of customer service.  Our strong focus on small communities enables us to achieve significant cost benefits including lower corporate expenses, reduced logistics costs and increased economies of scale from marketing activities.  We use information systems to maintain tight controls over inventory and operating costs and continually search for ways to improve efficiencies and the customer experience through information system upgrades.  In addition, we establish greater customer, vendor and landlord recognition as a leading athletic specialty retailer in these communities.  We believe our ability to align our merchandising mix to local preferences and trends differentiates us from our national competitors.

We strive to hire enthusiastic sales people with an interest in sports.  Our extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, DVDs, self-study courses, interactive group discussions and Hibbett University designed specifically for store management.

Our Store Concepts

Hibbett Sports

Our primary retail format is Hibbett Sports, an approximately 5,000 square foot store located primarily in strip centers, which are usually near a Wal-Mart store.  In considering locations for our Hibbett Sports stores, we take into account the size, demographics, quality of real estate and competitive conditions in each market.  Of these stores, 840 Hibbett Sports stores are located in strip centers, which include free-standing stores, with the remaining 184 stores located in enclosed malls, the majority of which are the only enclosed malls in their county.

Hibbett Sports stores offer a core merchandising mix of localized apparel, footwear, equipment and accessories designed to appeal to a wide range of customers within each market.  We strive to respond quickly to major sporting events such as Bowl or National Championship games and similar sporting events in college or major league baseball, football and basketball involving teams of local interest within our markets.

Sports Additions

Our 20 Sports Additions stores are small, primarily enclosed mall-based stores, averaging 2,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel.  Sports Additions stores offer a more fashion-based merchandise assortment compared to our Hibbett Sports stores.  All but six Sports Additions stores are currently located in enclosed malls or strip centers where a Hibbett Sports store is also present.

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

In Fiscal 2017, we expect continued growth of our net store openings year over year.  In addition to new stores, we will also continue our successful strategy of expanding high performing existing stores.  See "Risk Factors."

Omni-channel strategy.  Store growth will continue to be the cornerstone of our growth strategy.  However, we recognize that our customer is evolving and looking to engage with us in multiple ways.  We continue to invest in infrastructure that will enable us to engage our customer specifically in the digital commerce channel.  The foundational components for our future e-commerce platform began in Fiscal 2015 with the completion of our wholesale and logistics facility.  The second foundational component began in Fiscal 2016 with an upgrade to our point-of-sale (POS) system.

Phase I of our POS upgrade will provide inventory visibility across all stores and will facilitate Store-to-Store transfers to complete a customer sale.  This functionality is expected to be operational in the third quarter of Fiscal 2017.  This phase will also include a new Customer Relationship Management (CRM) capability, which will allow us to more effectively communicate and market to our database of over 5 million loyalty members.  Phase II will enable a Store-to-Home capability, and is expected to be in pilot by the end of Fiscal 2017.  This phase will allow us to use our chain-wide inventory to satisfy a customer sale by shipping directly to the customer's home.  Phase III will enable digital commerce and is expected to launch in the back half of Fiscal 2018.  Once implemented, digital commerce will be fully integrated with our brick and mortar stores, and will provide a seamless omni-channel experience for our customers.

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
See "Risk Factors."

We believe strong logistics support for our stores is a critical element of our expansion strategy and is central to our ability to maintain a low cost operating structure.  We use third-party logistics providers to gain efficiencies to approximately 25% of our outlying stores.  Our wholesale and logistics facility is designed with significant automation and operational efficiencies.  We expect the facility will support our growth over the next several years.

Our Merchandise

Our merchandising strategy is to provide a broad assortment of quality brand name footwear, apparel, accessories and athletic equipment at competitive prices in a full service environment.

The following table indicates the approximate percentage of net sales represented by each of our major product categories:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Footwear	49%	47%	45%
Apparel	29%	31%	32%
Equipment	22%	22%	23%
	100%	100%	100%

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

Although the core merchandise assortment tends to be similar for each Hibbett store, important local or regional differences exist.  Accordingly, our stores offer products that reflect preferences for particular sporting activities in each community and local interests in college and professional sports teams.  Our knowledge of these interests, combined with access to leading vendors, enables our merchandising staff to react quickly to emerging trends or special events, such as college or professional championships.

Our merchandising staff, operations staff and management analyze current trends primarily through the gathering and analyzing of daily sales activity and utilization of our business intelligence tool.  Other strategic measures we utilize to recognize trends or changes in our industry include:

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

Our Vendor Relationships

The athletic specialty retail business is brand name driven.  Accordingly, we maintain positive relationships with a number of well-known vendors to satisfy customer demand.  We believe that our stores are among the primary retail distribution avenues for brand name vendors that seek to penetrate our target markets.  As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors.  As our vendors expand their product lines and grow in popularity, we expand sales of these products within our stores.  In addition, as we continue to increase our store base and enter new markets, our vendors increase their brand presence within these regions.  We also work with our vendors to establish favorable pricing and to receive cooperative marketing funds.  See "Risk Factors."

Our Information Systems

We use technology as an enabler of our business strategies.  We have implemented systems targeted at improving financial control, cost management, inventory control, merchandise planning, logistics, replenishment, and product allocation.  In recent years, we have focused on information systems that are designed to be used in all stores, yet are flexible enough to meet the unique needs of each specific store location.

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

Our Advertising and Promotion

We target advertising opportunities in our markets to increase the effectiveness of our advertising budget.  Our advertising and promotional spending is centrally directed.  Print advertising, including direct mail pieces and postcards to customers, has historically served as the foundation of our promotional program and accounted for the majority of our total advertising costs in Fiscal 2016.  We expect this trend to continue in Fiscal 2017.  Other advertising, such as our MVP customer loyalty program, e-mail and mobile marketing, the Hibbett website, social media, Hibbett trucks and outdoor billboards are used to reinforce Hibbett's name recognition and brand awareness.  By allowing us to reach and interact with our customers on a consistent basis through e-mail and mobile devices, the MVP program marketing effort has become the most efficient, timely and targeted segment of our marketing program.  Digital marketing, including mobile devices, social networks, website and MVP program marketing, is expected to become a more significant portion of our advertising budget over the next several years.

Our Competition

The business in which we are engaged is highly competitive.  The marketplace for athletic specialty merchandise is highly fragmented as many different brick and mortar and online retailers compete for market share by utilizing a variety of formats and merchandising strategies.  We compete with department and discount stores, traditional shoe stores, specialty sporting goods shops, local sporting goods stores, outlet centers, mass merchandisers, e-commerce retailers and, in some of our large and mid-size markets, national sporting goods superstores.  In addition, we face competition from vendors that sell directly to consumers.

Although we face competition from a variety of competitors, we believe that our stores are able to compete effectively by providing a premium assortment of footwear, apparel, accessories and team sports merchandise.  Additionally, we differentiate our store experience through extensive product knowledge, customer service and convenient locations.  We believe we compete favorably with respect to these factors in the smaller markets predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  See "Risk Factors."

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

Our Executive Officers

Our current executive officers and their prior business experience are as follows:

Jeffry O. Rosenthal, age 58, has been our Chief Executive Officer and President since March 2010.  He also currently serves on our Board of Directors.  Formerly, he served as President and Chief Operating Officer from February 2009 through March 2010 and as Vice President of Merchandising from August 1998 through February 2009.  Prior to joining us, Mr. Rosenthal was Vice President and Divisional Merchandise Manager for Apparel with Champs Sports, a division of Foot Locker, Inc. from 1981 to 1998.

Scott J. Bowman, age 49, was hired as our Senior Vice President and Chief Financial Officer in July 2012.  Prior to joining us, Mr. Bowman was Division Chief Financial Officer – Northern Division of The Home Depot, a large home improvement retailer.  Previously, Mr. Bowman served The Home Depot as their Senior Director, Finance – IT for approximately three years.  In prior retail experience, he has worked in various controller and accounting management positions.

Jared S. Briskin, age 43, was appointed our Senior Vice President and Chief Merchant in September 2014.  Formerly, he served as Vice President/Divisional Merchandise Manager of Footwear and Equipment from March 2010 through September 2014 and Vice President/Divisional Merchandise Manager of Apparel and Equipment from June 2004 through March 2010.  Prior to his appointment to Vice President in 2004, Mr. Briskin held various merchandising positions across multiple categories since joining the Company in April 1998.

Cathy E. Pryor, age 52, has been our Senior Vice President of Operations since 2012.  Formerly, she served as Vice President of Operations from 1995 to 2012.  She joined our Company in 1988 serving in areas of increasing responsibility including district manager and Director of Store Operations.

Our Employees

As of January 30, 2016, we employed approximately 3,300 full-time and approximately 5,600 part-time employees, none of whom are represented by a labor union.  The number of part-time employees fluctuates depending on seasonal needs.  We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.  We have implemented programs in our stores and corporate offices to ensure that we hire and promote the most qualified employees in a non-discriminatory way.

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

Seasonality

We experience seasonal fluctuations in our net sales and results of operations.  Customer buying patterns around the spring sales period and the winter holiday season historically result in higher first and fourth quarter net sales.  Our third quarter experiences higher net sales during the back-to-school shopping period combined with tax-free holidays in many of our markets.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the amount and timing of net sales contributed by new stores, merchandise mix and demand for apparel and accessories driven by local interest in sporting events, significant weather events, and the timing of tax-free holidays and tax refunds.

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

Risks Related to Our Business and Industry.

Disruptions in the economy and in financial markets could adversely affect consumer purchases of discretionary items, which could reduce our net sales.

In general, our sales represent discretionary spending by our customers.  Discretionary spending is affected by many factors, including general business conditions, interest rates, inflation, household income, consumer debt levels, the availability of consumer credit, tax rates and tax refunds, sales tax holidays, gasoline prices, unemployment trends, home values and other matters that influence consumer confidence and spending. Many of these factors are outside of our control.  Disruptions in the U.S. economy, financial markets or other economic conditions affecting disposable consumer income may adversely affect our business.  A reduction in customer traffic to our stores or a shift in customer spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins.

Pressure from our competitors may force us to reduce our prices or increase our spending on advertising and promotion, which would lower our net sales, gross profit and operating income.
The business in which we are engaged is highly competitive.  The marketplace for athletic specialty merchandise is highly fragmented as many different brick and mortar and online retailers compete for market share by utilizing a variety of formats and merchandising strategies.  We compete with department and discount stores, traditional shoe stores, specialty sporting goods shops, local sporting goods stores, outlet centers, mass merchandisers, e-commerce retailers and, in some of our large and mid-size markets, national sporting goods superstores.  In addition, we face competition from vendors that sell directly to consumers.  Direct sales by vendors may adversely affect our market share and reduce our revenues.

Many of our competitors have greater financial, marketing and distribution resources than we do.  In addition, many of our competitors employ price discounting policies that, if intensified, may make it difficult for us to reach our sales goals without reducing our prices.  As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate.

We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors.  Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets could be detrimental to our business, financial condition and results of operations.
If we are unable to successfully develop and implement an omni-channel platform, we may not be able to compete effectively and our sales and profitability may be adversely affected.
Digital commerce has been a rapidly growing sales channel, particularly with younger consumers, and an increasing source of competition in the retail industry. We plan to develop a full omni-channel platform, which will integrate digital commerce with our stores to provide a seamless experience for our customers.  We began the development of an omni-channel platform in Fiscal 2015, and expect to complete all phases by the end of Fiscal 2018.  We cannot give any assurances that our omni-channel platform, when implemented, will perform in a manner that will give us the ability to attract and retain customers, increase sales and successfully compete with other online retailers.  If we are unable to attract online buyers through our omni-channel, our sales and profitability could be adversely affected.

A slower pace of new store openings may negatively impact our net sales growth and operating income, and we may be unable to achieve our expansion plans for future growth.

The opening of new stores has contributed significantly to our growth in net sales.  Our continued growth depends largely upon our ability to open new stores in a timely manner, to operate them profitably and to manage them effectively.  Additionally, successful expansion is subject to various contingencies, many of which are beyond our control.  Economic and other challenges faced by real estate developers can also impact our ability to open new stores at the pace we prefer.  In order to open and operate new stores successfully, we must secure leases on suitable sites with acceptable terms, build-out and equip the stores with furnishings and appropriate merchandise, hire and train personnel and integrate the stores into our operations.

We cannot give any assurances that we will decide to or be able to continue our expansion plans successfully; that we will be able to achieve results similar to those achieved with prior locations; or that we will be able to continue to manage our growth effectively.  Our failure to achieve our expansion plans could materially and adversely affect our business, financial condition and results of operations.  Furthermore, our operating margins may be adversely impacted in periods in which incremental expenses are incurred as a result of new store openings.

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

Most of our information system infrastructure is centrally located, and we rely on third-party service providers for certain system applications that are hosted remotely or in cloud-based applications.  There is a risk that we may not have adequately addressed risks associated with using third-party providers or cloud-based applications.  Such risks include security issues such as adequate encryption and intrusion detection; user access control; data separation; the impact of technical problems such as server outages; their disaster recovery capabilities; and exit strategies.  A service provider disruption or failure in any of these areas could have an adverse effect on our business.

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

The protection of Company, customer and employee data is critical to us.  Our business involves the receipt, storage and transmission of customers' personal information, consumer preferences and payment card information, as well as confidential information about our employees, our suppliers and our Company. Our ability to effectively manage our business depends on the security, reliability and capacity of our IT systems.  We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of all such data, including confidential information.  Information technology system failures, network disruptions or breaches of security could disrupt our operations, impacting timely order or receipt of inventory, payment to vendors and employees, processing of transactions or reporting of financial results.  An attack or other problem with our systems could also result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees, which could result in significant damage to our business and our reputation.

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

In addition, we rely on a number of third-party service providers to execute certain business processes and maintain certain IT systems and infrastructure.  Any breach of security on their part could impair our ability to effectively operate.  Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, intentional or unintentional, whether by us or our providers, could damage our reputation, expose us to risk of litigation and liability and could have a material adverse effect on our business.

Our inability to identify and anticipate changes in consumer demands and preferences and our inability to respond to such consumer demands in a timely manner could reduce our net sales.

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

If we lose any of our key vendors or any of our key vendors fail to supply us with quality brand name merchandise at competitive prices, we may not be able to meet the demand of our customers and our net sales and profitability could decline.

We are a retailer of manufacturers' branded items and are thereby dependent on the availability of key products and brands.  Our top three vendors accounted for over 70% of our total inventory purchases during Fiscal 2016.  Our business is dependent upon close relationships with vendors and our ability to purchase brand name merchandise at competitive prices.  As a retailer, we cannot control the supply, design, function or cost of many of the products we offer for sale.  Moreover, certain merchandise that is in high demand may be allocated by vendors based upon the vendors' internal criteria, which is beyond our control.

As a result, our sales could decline if we are not provided with a sufficient allocation of high demand merchandise from one or more of our key vendors or if the vendor's merchandise were to decline in quantity, quality or desirability to our customers.  Our profits could decline if we are unable to pass along any increases in the cost of brand merchandise from our key vendors.  In addition, many of our vendors provide us with return privileges, volume purchasing allowances and cooperative advertising such that any changes to such benefits could have an adverse effect on our business.

We believe that we have long-standing and strong relationships with our vendors and that we have adequate sources of brand name merchandise on competitive terms.  However, the loss or decline of key vendor support could have a material adverse effect on our business, financial condition and results of operations.  There can be no assurances that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future.

We also rely on services and products from non-merchandise vendors.  A disruption in these services or products due to the financial condition or inefficient operations of these vendors could adversely affect our business operations.

We would be materially and adversely affected if all or a significant portion of our single wholesale and logistics facility were shut down.

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

Further, because we rely on a single wholesale and logistics facility, our growth could be limited if our facility reaches full capacity.  Such restraint could result in a loss of market share and our inability to execute our business strategy and could have a material adverse effect on our business, financial condition and operating results.

Our success depends substantially on the value and perception of the brand name merchandise we sell.

Our success is largely dependent on our consumers' perception and connection to the brand names we carry, such as Nike, Under Armour, Reebok, adidas, Easton, The North Face, Yeti, etc.  Brand value is based in part on our consumer's perception on a variety of subjective qualities so that even an isolated incident could erode brand value and consumer trust, particularly if there is considerable publicity or litigation.  Consumer demand for our products or brands could diminish significantly in the event of erosion of consumer confidence or trust, resulting in lower sales which could have a material adverse effect on our business, financial condition and results of operations.

A disruption in the flow of imported merchandise or an increase in the cost of those goods could significantly decrease our net sales and operating income.

Many of our largest vendors source a majority of their products from foreign countries.  Imported goods are generally less expensive than domestic goods and contribute significantly to our favorable profit margins.  We may experience a disruption or increase in the cost of imported vendor products at any time for reasons beyond our control.  If imported merchandise becomes more expensive or unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our customers.  Products from alternative sources may also be more expensive or may be of lesser quality than those our vendors currently import.  Risks associated with reliance on imported goods include:

•	disruptions in the flow of imported goods because of factors such as:
•	raw material shortages, work stoppages, labor availability and political unrest;
•	problems with oceanic shipping, including blockages or labor union strikes at U.S. or foreign ports; and
•	economic crises and international disputes.

•	increases in the cost of purchasing or shipping foreign merchandise resulting from, for example:
•	foreign government regulations;
•	rising commodity prices;
•	changes in currency exchange rates or policies and local economic conditions, including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices; and
•	trade restrictions, including import duties, import quotas or loss of "most favored nation" status with the United States.

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

Customer buying patterns around the spring sales period and the winter holiday season historically result in higher first and fourth quarter net sales.  In the past few years, we have also experienced higher than historical third quarter net sales resulting from the late summer back-to-school period complimented by sales tax holidays in many of our markets.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, merchandise mix, demand for apparel and accessories driven by local interest in sporting events, adverse weather events that disrupt expected consumer purchasing patterns, the disgrace of sports superstars key to certain product promotions or strikes or lockouts involving professional sports teams.  Any of these events, particularly in the fourth quarter, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

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

We cannot assure you that comparable store net sales will increase at the rates achieved in prior periods or that rates will not decline.

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

Further, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management-level sales associates and other employees. Competition for qualified employees could require us to pay higher wages and benefits to attract a sufficient number of qualified employees, and increases in the minimum wage or other employee benefit costs could increase our operating expense.  An inability to attract and retain personnel as needed in the future could negatively impact our net sales growth and operating results.

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

Risks Related to Our Capital Structure

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

Significant stockholders or potential stockholders may attempt to effect changes or acquire control over our company, which could adversely affect our results of operations and financial condition.
Stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals.  Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the daily operations of our business or pursuing our business strategies. As a result, activist stockholder campaigns could adversely affect our results of operations and financial condition.

Risks Related to Governance, Regulatory, Legislative and Legal Matters.

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

While we believe we maintain good relations with our employees, we cannot provide any assurances that we will not experience pressure from labor unions or become the target of labor union campaigns.  The potential for unionization could increase in the United States if federal legislation or regulatory changes are adopted that would facilitate labor organization.  Significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

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

Our Company is subject to numerous laws and regulatory matters relating to the conduct of our business.  In addition, certain jurisdictions have taken a particularly aggressive stance with respect to certain matters and have stepped up enforcement, including fines and other sanctions.   Such laws and regulatory matters include:

•	The Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas;
•	The Patient Protection and Affordable Care Act provisions;
•	The Telephone Consumer Protection Act (TCPA) provisions that regulate telemarketing, auto-dialed and pre-recorded calls as well as text messages and unsolicited faxes;
•	Labor and employment laws that govern employment matters such as minimum wage, overtime, family leave mandates and workplace safety regulations;
•	Securities and exchange laws and regulations;
•	New or changing laws relating to state and local taxation and licensing, including sales and use tax laws, withholding taxes and property taxes;
•	New or changing laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud;
•	New or changing environmental regulations, including measures related to climate change and greenhouse gas emissions;
•	New or changing laws and regulations concerning product safety or truth in advertising; and
•	New or changing federal and state immigration laws and regulations.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

We currently lease all of our existing 1,044 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand.  Our leases typically provide for terms of five to ten years with options on our part to extend.  Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated.  We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations.  See "Risk Factors."

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area.  Historically, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.  We do not anticipate any such difficulties into Fiscal 2017.  Based primarily on our belief that we maintain good relations with our landlords, that most of our leases are at approximate market rents and that generally we have been able to secure leases for suitable locations, we believe our lease strategy will not be detrimental to our business, financial condition or results of operations.

We own our corporate office building, our wholesale and logistics facility and our Team facility, the latter of which is located in Birmingham, Alabama and warehouses inventory for educational institutions and youth associations.  We believe our wholesale and logistics facility is suitable and adequate to support our operations for many years.  See "Risk Factors."

Store Locations

As of January 30, 2016, we operated 1,044 stores in 33 contiguous states.  Of these stores, 200 are located in enclosed malls, 23 are free-standing and 821 are located in strip-shopping centers, which are frequently near a Wal-Mart store.  The following shows the number of locations by state as of January 30, 2016:

Alabama	95	Kentucky	60	Ohio	28
Arizona	9	Louisiana	56	Oklahoma	45
Arkansas	43	Maryland	5	Pennsylvania	9
Colorado	6	Minnesota	2	South Carolina	37
Delaware	1	Mississippi	64	South Dakota	4
Florida	59	Missouri	38	Tennessee	67
Georgia	102	Nebraska	10	Texas	104
Iowa	11	New Jersey	1	Utah	3
Illinois	30	New Mexico	12	Virginia	19
Indiana	23	New York	1	West Virginia	10
Kansas	23	North Carolina	58	Wisconsin	9
				TOTAL	1,044

As of March 14, 2016, we operated 1,046 stores in 33 states.

Item 3.   Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  At January 30, 2016 and January 31, 2015, we estimated that the liability related to these matters was approximately $0.2 million and $0.4 million, respectively, and accordingly, we accrued $0.2 million and $0.4 million, respectively, as a current liability in our consolidated balance sheets.

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

Fiscal 2015:	High	Low
First Quarter ended May 3, 2014	$59.64	$52.32
Second Quarter ended August 2, 2014	$57.47	$49.55
Third Quarter ended November 1, 2014	$50.69	$41.57
Fourth Quarter ended January 31, 2015	$50.54	$43.95

Fiscal 2016:	High	Low
First Quarter ended May 2, 2015	$52.33	$46.78
Second Quarter ended August 1, 2015	$48.33	$43.00
Third Quarter ended October 31, 2015	$46.13	$33.11
Fourth Quarter ended January 30, 2016	$34.68	$28.65

On March 14, 2016, the last reported sale price for our common stock as quoted by NASDAQ was $35.72 per share.  As of March 14, 2016, we had 21 stockholders of record.

The Stock Price Performance Graph below compares the percentage change in our cumulative total stockholder return on our common stock against a cumulative total return of the NASDAQ Composite Index and the NASDAQ Retail Trade Index.  The graph below outlines returns for the period beginning on January 31, 2011 to January 31, 2016.  We have not paid any dividends.  Total stockholder return for prior periods is not necessarily an indication of future performance.

	1/11	1/12	1/13	1/14	1/15	1/16
Hibbett Sports, Inc.	100.00	149.69	164.46	187.41	146.91	100.44
NASDAQ Composite	100.00	105.66	119.44	159.71	181.15	180.76
NASDAQ Retail Trade	100.00	109.43	134.51	169.09	189.62	223.63

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

Issuer Repurchases of Equity Securities

The following table presents our share repurchase activity for the thirteen weeks ended January 30, 2016 (1):
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
November 1, 2015 to November 28, 2015	99,000	$34.23	99,000	$300,000
November 29, 2015 to January 2, 2016	-		-
January 3, 2016 to January 30, 2016	-		-
Total	99,000	$34.23	99,000	$300,000

(1)  In November 2015, the Board of Directors authorized a Stock Repurchase Program of $300.0 million to repurchase our common stock through February 2, 2019 that replaced the existing authorization that was due to expire on January 30, 2016.  See Note 1, "Stock Repurchase Program."

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

(In thousands, except per share amounts, Selected Store Data or where noted otherwise)
	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Statement of Operations Data:
Net sales	$943,104	$913,486	$851,965	$818,700	$732,645
Cost of goods sold, including wholesale and logistics facility and store occupancy costs	610,389	586,702	542,700	519,818	470,237
Gross profit	332,715	326,784	309,265	298,882	262,408
Store operating, selling and administrative expenses	203,673	192,648	181,527	169,872	155,672
Depreciation and amortization	17,038	15,990	13,847	13,029	13,205
Operating income	112,004	118,146	113,891	115,981	93,531
Interest expense, net	292	293	188	168	217
Income before provision for income taxes	111,712	117,853	113,703	115,813	93,314
Provision for income taxes	41,184	44,269	42,826	43,231	34,254
Net income	$70,528	$73,584	$70,877	$72,582	$59,060

Basic earnings per share	$2.95	$2.90	$2.74	$2.78	$2.19
Diluted earnings per share	$2.92	$2.87	$2.70	$2.72	$2.15
Basic weighted shares outstanding	23,947	25,369	25,870	26,132	26,978
Diluted weighted average shares outstanding	24,129	25,620	26,266	26,638	27,506
   Note:  No dividends have been declared or paid.

(In thousands, except per share amounts, Selected Store Data or where noted otherwise)
	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
Other Data:
Net sales increase	3.2%	7.2%	4.1%	11.8%	10.2%
Comparable store sales	-0.4%	2.9%	1.8%	6.9%	6.8%
Gross profit (as a % to net sales)	35.3%	35.8%	36.3%	36.5%	35.8%
Store operating, selling and administrative expenses (as a % to net sales)	21.6%	21.1%	21.3%	20.8%	21.2%
Depreciation and amortization (as a % to net sales)	1.8%	1.8%	1.6%	1.6%	1.8%
Provision for income taxes (as a % to net sales)	4.4%	4.8%	5.0%	5.3%	4.7%
Net income (as a % to net sales)	7.5%	8.1%	8.3%	8.9%	8.1%

Balance Sheet Data:
Cash and cash equivalents	$32,274	$88,397	$66,227	$76,911	$55,138
Average inventory per store	$271	$243	$244	$254	$234
Working capital	$225,178	$253,373	$232,235	$202,899	$177,115
Total assets	$442,372	$452,397	$416,345	$377,331	$313,696
Long-term capital lease obligations	$3,149	$3,029	$2,889	$2,138	$2,072
Stockholders' investment	$310,846	$324,781	$304,023	$239,127	$203,750
Treasury shares repurchased	2,236	1,206	366	904	1,897
Cost of treasury shares purchased	$91,332	$60,971	$20,095	$49,852	$68,613

Selected Store Data:
Stores open at beginning of period	988	927	873	832	798
New stores opened	71	80	72	54	52
Stores closed	(15)	(19)	(18)	(13)	(18)
Stores open at end of period	1,044	988	927	873	832

Stores expanded during the period	16	9	14	13	15
Estimated square footage at end of period	5,974	5,649	5,331	5,003	4,755

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

Overview

Hibbett Sports, Inc. is an athletic specialty retailer operating in small to mid-sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  Hibbett Sports stores provide an extensive selection of premium brand footwear, apparel and team sports equipment, emphasizing convenient locations and a high level of customer service.  As of January 30, 2016, we operated a total of 1,044 stores in 33 states composed of 1,024 Hibbett Sports stores and 20 Sports Additions athletic shoe stores.

The Hibbett Sports store is our primary retail format and growth vehicle and is an approximately 5,000 square foot store located primarily in strip centers which are frequently influenced by a Wal-Mart store.  Our Hibbett Sports store base consisted of 821 stores located in strip centers, 23 free-standing stores and 200 enclosed mall locations.  We expect to continue to grow our store base in strip centers versus enclosed malls.  We do not expect that the average size of our stores opening in Fiscal 2017 will vary significantly from the average size of stores opened in Fiscal 2016.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year.  The consolidated statements of operations for Fiscal 2016, Fiscal 2015 and Fiscal 2014 included 52 weeks of operations.  Fiscal 2017 will include 52 weeks of operations.  We became a public company in October 1996.

Fiscal 2016 experienced a total company-wide square footage increase of 5.7%.  Our plan for Fiscal 2017 is to increase total company-wide square footage by 5% to 6%.  To supplement new store openings, we continue to expand high performing stores, increasing the square footage in 16 existing stores in Fiscal 2016 for an average increase in square footage of 37%.

In Fiscal 2016, comparable store sales were approximately flat, although footwear experienced a mid-single digit comparable store gain.  For Fiscal 2017, comparable store sales are expected to increase in the low-single digit range.  We expect merchandise margin to be approximately flat, and expect overall gross profit rate to decline slightly as we incur logistics expenses related to our omni-channel initiative.  Store occupancy expenses are expected to be relatively flat as a percentage of net sales.

We expect operating, selling and administrative rates to increase as a percentage of net sales in Fiscal 2017, primarily due to expenses associated with our omni-channel initiative, overall improvements in our information technology capability and increased health care costs.  We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, to enable capital expenditures including technology upgrade projects and to repurchase our common stock under our stock repurchase program.

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

Executive Summary

Following is a highlight of our financial results over the last three fiscal years:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Net sales (in millions)	$943.1	$913.5	$852.0
Operating income, percentage to net sales	11.9%	12.9%	13.4%
Comparable store sales	-0.4%	2.9%	1.8%
Net income (in millions)	$70.5	$73.6	$70.9
Net income, percentage (decrease) increase	(4.2)%	3.8%	(2.4)%
Diluted earnings per share	$2.92	$2.87	$2.70

During Fiscal 2016, Hibbett opened 71 new stores and closed 15 underperforming stores, bringing the store base to 1,044 in 33 states as of January 30, 2016.  Inventory on a per store basis at January 30, 2016, increased by 11.4% compared to the prior fiscal year.  Hibbett ended Fiscal 2016 with $32.3 million of available cash and cash equivalents on the consolidated balance sheet and full availability under its $80.0 million unsecured credit facilities.

Recent Accounting Pronouncements

See Note 2 of Item 8 of this Annual Report on Form 10-K for the fiscal year ended January 30, 2016, for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%	100.0%
Costs of goods sold, including wholesale and logistics facility and store occupancy costs	64.7	64.2	63.7
Gross profit	35.3	35.8	36.3

Store operating, selling and administrative expenses	21.6	21.1	21.3
Depreciation and amortization	1.8	1.8	1.6
Operating income	11.9	12.9	13.4

Interest (expense) income, net	-	-	-
Income before provision for income taxes	11.9	12.9	13.4

Provision for income taxes	4.4	4.8	5.0
Net income	7.5%	8.1%	8.3%

Note:  Columns may not sum due to rounding.

Fiscal 2016 Compared to Fiscal 2015

Net sales.  Net sales increased $29.6 million, or 3.2%, to $943.1 million for Fiscal 2016 from $913.5 million for Fiscal 2015.  Furthermore:

•	We opened 71 Hibbett Sports stores while closing 15 underperforming Hibbett Sports stores for net stores opened of 56 stores in Fiscal 2016. Stores not in the comparable store net sales calculation accounted for $33.7 million of the increase in net sales. We expanded, remodeled or relocated 16 high performing stores. Store openings and closings are reported net of relocations.
•	Comparable store net sales for Fiscal 2016 declined 0.4% compared to Fiscal 2015.

During Fiscal 2016, 893 stores were included in the comparable store sales comparison.  Comparable store net sales were driven by gains across footwear, offset by declines in apparel and equipment.  Significant increases were achieved in basketball and lifestyle footwear, while branded apparel, baseball equipment and fitness equipment experienced declines.  Additionally, we eliminated the sale of beverages in our stores, which contributed to the decline in equipment.  We continue to see an increase in sales per transaction, primarily due to the on-going trend towards premium product.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for our wholesale and logistics facility.  Gross profit was $332.7 million, or 35.3% of net sales, in Fiscal 2016, compared with $326.8 million, or 35.8% of net sales, in Fiscal 2015.

•	Merchandise gross margin decreased as a percentage of net sales due to increased markdowns to liquidate seasonal and aged inventory.
•	Wholesale and logistics expenses remained flat as a percentage of net sales for Fiscal 2016. Increased labor costs associated with our quick replenishment capability were offset by a decrease in occupancy costs due to the lease expiration of our old facility.
•	Store occupancy expense increased 26 basis points as a percentage of net sales mainly due to lower comparable sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $203.7 million, or 21.6% of net sales, for Fiscal 2016, compared with $192.6 million, or 21.1% of net sales, for Fiscal 2015.  Expense trends we experienced included:

•	Total salary and benefit costs increased by 53 basis points as a percentage of net sales due to lower comparable store sales and higher health care costs.
•	Data processing costs increased 9 basis points as a percentage of net sales due to the implementation of new systems and upgrade of existing systems, as well as significant improvements in our infrastructure and disaster recovery capabilities.
•	Advertising expense increased 6 basis points as a percentage of net sales due to increased costs related to mobile marketing initiatives and communicating to our growing base of loyalty members.
•	We expect overall store operating, selling and administrative expenses as a percentage of net sales to increase in Fiscal 2017 due to expenses related to our omni-channel initiative, and anticipated increases in health care and information technology costs.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 1.8% in Fiscal 2016 and in Fiscal 2015.  In Fiscal 2016, depreciation expense increased due to the full year effect of our new wholesale and logistics facility placed in service in April 2014, the addition of new stores and the capitalization of IT investments.  We expect depreciation expense to increase at a higher rate in Fiscal 2017 as we capitalize initial phases of our omni-channel initiative.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.9% for Fiscal 2016 and 37.6% for Fiscal 2015.  The decrease in rate resulted primarily from additional utilization of state tax credits associated with our wholesale and logistics facility.

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

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $192.6 million, or 21.1% of net sales, for Fiscal 2015, compared with $181.5 million, or 21.3% of net sales, for Fiscal 2014.  Expense trends we experienced included:

•	Total salary and benefit costs increased in dollars, but decreased as a percentage of net sales by 16 basis points due to higher comparable store sales and lower health care costs.
•	Stock-based compensation decreased by 19 basis points as a percentage of net sales due to a larger number of equity award forfeitures in the current year compared to the previous year.
•	Expenses associated with costs of our old distribution center not included in cost of goods sold increased 5 basis points as a percentage of net sales. The lease on our old center expired in December 2014. A complete year of expense related to our new corporate headquarters added 5 basis points as a percentage of net sales.
•	Professional fees increased 7 basis points as a percentage of net sales due to an increase in consulting fees for the planning of our omni-channel initiative and other elements of our strategic plan.

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

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net cash provided by operating activities	$58,479	$102,392	$53,301
Net cash used in investing activities	(24,677)	(22,559)	(50,990)
Net cash used in financing activities	(89,925)	(57,663)	(12,995)
Net (decrease) increase in cash and cash equivalents	$(56,123)	$22,170	$(10,684)

Operating Activities.

Cash flow from operations is seasonal in our business.  Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, such as winter holidays, the spring sales period and late summer back-to-school shopping.  Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $58.5 million for Fiscal 2016 compared with net cash provided by operating activities of $102.4 million and $53.3 million in Fiscal 2015 and Fiscal 2014, respectively.  The decrease in net cash provided by operating activities for Fiscal 2016 compared to Fiscal 2015 and Fiscal 2014 was impacted by the following:

•	Ending inventory increased 11.4% and declined 0.4% on a per store level basis at January 30, 2016 and January 31, 2015, respectively, compared to the prior year. Fiscal 2016 was affected by slower sales in the fourth quarter, as well as initiatives to improve our in-stock position and quick replenishment capability. Fiscal 2015 was affected by later receipts resulting from the port labor disputes ongoing on the West coast. The increase in inventory used cash of $42.7 million, $13.9 million and $5.2 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
•	The change in accounts payable provided cash of $4.0 and $9.9 million in Fiscal 2016 and Fiscal 2015, respectively and used cash of $27.5 million in Fiscal 2014. The increases in Fiscal 2016 and Fiscal 2015 resulted from an earlier receipt of inventory in advance of the spring season and planned additional inventory in footwear in Fiscal 2016. The decrease in Fiscal 2014 resulted from a later receipt of inventory in advance of the spring season.
•	Net income provided cash of $70.5 million, $73.6 million and $70.9 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.
•	Non-cash charges included depreciation and amortization expense of $17.0 million, $16.0 million and $13.8 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively, and stock-based compensation expense of $5.2 million, $4.5 million and $5.8 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively. Stock-based compensation in Fiscal 2015 was affected by a higher than historical forfeiture of restricted stock and performance-based awards. Fluctuations in stock-based compensation generally result from the achievement of performance-based equity awards at greater or lesser than their granted level, fluctuations in the price of our common stock and levels of forfeitures in any given period. Depreciation expense increased in Fiscal 2016 and Fiscal 2015 due to investments in facilities and information technology systems and is expected to increase as additional systems are placed into service.

Investing Activities.

Cash used in investing activities in the fiscal periods ended January 30, 2016, January 31, 2015 and February 1, 2014 totaled $24.7 million, $22.6 million and $51.0 million, respectively.  Gross capital expenditures used $25.1 million, $22.9 million and $50.5 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.  Capital expenditures in Fiscal 2014 included our new corporate headquarters, our inventory markdown optimization system and construction costs on our wholesale and logistics facility.

We use cash in investing activities to build new stores and remodel, expand or relocate existing stores.  We opened 71 new stores and relocated, expanded and/or remodeled 19 existing stores during Fiscal 2016.  We opened 80 new stores and relocated, expanded and /or remodeled 10 existing stores during Fiscal 2015.  We opened 72 new stores and relocated, expanded and/or remodeled 17 existing stores during Fiscal 2014.

We estimate the cash outlay for capital expenditures in the fiscal year ending January 28, 2017 will be approximately $39.2 million, which relates to expenditures for information system infrastructure and upgrades (including our omni-channel initiative), the opening of new stores; the remodeling, relocation or expansion of selected existing stores and other departmental needs.  We expect to expand our store base by a net 40 to 50 stores.

Of the total budgeted dollars for capital expenditures for Fiscal 2017, we anticipate that approximately 56% will be related to information technology, consisting primarily of expenditures on our omni-channel initiative, and various system enhancements and upgrades.  Approximately 26% will be related to the opening new stores, store expansions and relocations and store remodels.  The remaining 18% relates primarily to specific department expenditures and includes facility upgrades, transportation equipment, automobiles, fixtures and security equipment for our stores.

The lease for our old distribution center expired in December 2014.  We relocated to our new wholesale and logistics facility in April 2014 at a total capitalized cost of $38.7 million.

Financing Activities.

Net cash used in financing activities was $89.9 million, $57.7 million and $13.0 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.  The financing activity cash fluctuation between years is primarily the result of repurchases of our common stock.  We expended $89.2 million, $56.3 million and $15.8 million on repurchases of our common stock during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.  In addition, cash used to settle net share equity awards expended $2.1 million, $4.7 million and $4.3 million during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

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

At January 30, 2016, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew in August 2016 and November 2016, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of January 30, 2016, we did not have any debt outstanding under either of these facilities.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sports, Inc. at January 30, 2016 (in thousands):

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations (1)	478	1,132	1,046	971	3,627
Interest on capital lease obligations (1)	269	449	298	196	1,212
Operating lease obligations (1)	57,177	90,056	53,650	39,526	240,409
Purchase obligations (2)	7,499	3,021	138	-	10,658
Other liabilities (3)	79	-	-	2,712	2,791
Total	$65,502	$94,658	$55,132	$43,405	$258,697

(1)	See "Part II, Item 8, Consolidated Financial Statements Note 6 – Leases."

(2)	Purchase obligations include all material legally binding contracts such as software license commitments and service contracts. The table above also includes a stand-by letter of credit in conjunction with our self-insured workers' compensation and general liability insurance coverage. Contractual obligations that are not binding agreements, including purchase orders for inventory, are excluded from the table above. Store utility contracts, including waste disposal agreements, are also excluded.

(3)	Other liabilities include amounts accrued for various deferred compensation arrangements. See "Part II, Item 8, Consolidated Financial Statements Note 7 – Defined Contribution Benefit Plans" for a discussion regarding our employee benefit plans.

Non-current liabilities have been excluded from the above table to the extent that the timing and/or amount of any cash payment are uncertain.  Excluded from this table are approximately $1.2 million of unrecognized tax benefits, which have been recorded as liabilities in accordance with ASC Topic 740, Income Taxes, as the timing of such payments cannot be reasonably determined.  See "Part II, Item 8, Consolidated Financial Statements Note 1 – Deferred Rent" for a discussion on our deferred rent liabilities.  See "Part II, Item 8, Consolidated Financial Statements Note 9 – Income Taxes" for a discussion of our unrecognized tax benefits.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees through January 30, 2016.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

Retail merchandise sales occur on-site in our stores.  We recognize revenue at the time the customer takes possession of the merchandise.  Customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on layaway.  The customer may make further payments in installments, but the entire purchase price for merchandise placed on layaway must be received by us within 30 days.  The down payment and any installments are recorded by us as short-term deferred revenue until the customer pays the entire purchase price for the merchandise.  Retail sales are recorded net of returns and discounts and exclude sales taxes.

We offer a customer loyalty program, the MVP Rewards program, whereby customers, upon registration, can earn points in a variety of ways, including store purchases, website surveys and other activities on our website.  Based on the number of points accumulated, customers receive reward certificates on a monthly basis that can be redeemed in our stores.  An estimate of the obligation related to the program, based on historical redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the reward certificate.  At January 30, 2016 and January 31, 2015, the amount recorded in other accrued expenses on our consolidated balance sheet for reward certificates issued was not significant.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us.  Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as other accrued expenses on our consolidated balance sheet.

Income from gift card breakage is recognized to the extent not required to be remitted to jurisdictions as unclaimed property and is based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.  We have determined the likelihood of redemption is remote when redemptions are equal to or less than five percent of the remaining balances of gift cards aged by activation year.  For Fiscal 2016, we recaptured $24,000 of breakage revenue as other income which is included in the accompanying consolidated statements of operations within store operating, selling and administrative expenses.  For Fiscal 2015 and Fiscal 2014, $0.7 million and $0.2 million of breakage revenue, respectively, was recorded as other income and is included in the accompanying consolidated statements of operations as a reduction to store operating, selling and administrative expenses.  The net deferred revenue liability at January 30, 2016 and January 31, 2015 was $5.5 million and $4.7 million, respectively.

Inventories.

Inventories are valued using the lower of weighted average cost or market method.  Items are removed from inventory using the weighted average cost method.

Lower of Cost or Market:  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of January 30, 2016 and January 31, 2015, the accrual was $3.7 million and $3.5 million, respectively.  A determination of net realizable value requires significant judgment.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Physical inventory counts are performed on a cyclical basis.  As of January 30, 2016 and January 31, 2015, the accrual was $1.3 million and $1.2 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 57.5%, 55.7% and 52.3% of our purchases for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.  Our second largest vendor, Under Armour, represented 15.9%, 15.4% and 15.6% of our purchases. Our third largest vendor represented 4.2%, 6.4% and 8.6% of our purchases for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Consignment Inventories:  Consignment inventories, which are owned by the vendor but located in our stores, are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At January 30, 2016 and January 31, 2015, vendor-owned inventories held at our locations (and not reported as our inventory) were $5.7 million and $3.8 million, respectively.

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

Leases.  We lease all our stores and certain equipment, including transportation and office equipment.  We evaluate each lease at inception to determine whether the lease will be accounted for as an operating or capital lease.  The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.  The majority of our stores are operating leases.

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

Interest Rate Risk

Our net exposure to interest rate risk results primarily from interest rate fluctuations on our credit facilities, which bears interest at a rate which varies with LIBOR, prime or federal funds rates.  At the end of Fiscal 2016 and Fiscal 2015, we had no borrowings outstanding under any credit facility.

There were 36 days during the 52 weeks ended January 30, 2016, where we incurred borrowings against our credit facilities for an average borrowing of $12.9 million.  During Fiscal 2016, the maximum amount outstanding against these agreements was $28.4 million and the weighted average interest rate was 2.22%. We did not have any borrowings against either of the facilities during Fiscal 2015.

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

Item 8.   Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of our Company are included in response to this item:

• Report of Independent Registered Public Accounting Firm
• Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015
• Consolidated Statements of Operations for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014
• Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014
• Consolidated Statements of Stockholders' Investment for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014
• Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
 Hibbett Sports, Inc.:

We have audited the accompanying consolidated balance sheets of Hibbett Sports, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the years in the three-year period ended January 30, 2016. We also have audited Hibbett Sports, Inc.'s internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hibbett Sports, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Hibbett Sports, Inc.'s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sports, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Hibbett Sports, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Birmingham, Alabama
March 28, 2016

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

ASSETS	January 30, 2016	January 31, 2015
Current Assets:
Cash and cash equivalents	$32,274	$88,397
Trade receivables, net	3,787	3,681
Accounts receivable, other	3,289	3,896
Inventories, net	283,099	240,408
Prepaid expenses and other	7,919	9,296
Deferred income taxes, net	-	9,820
Total current assets	330,368	355,498

Property and Equipment:
Land and buildings	28,390	27,892
Buildings under capital lease	3,652	3,144
Equipment	76,513	71,280
Equipment under capital lease	1,121	1,121
Furniture and fixtures	32,863	31,303
Leasehold improvements	80,394	74,085
Construction in progress	8,523	3,369
	231,456	212,194
Less accumulated depreciation and amortization	130,067	119,213
Net property and equipment	101,389	92,981

Deferred income taxes, net	6,657	306
Other assets, net	3,958	3,612
Total Assets	$442,372	$452,397

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$88,456	$84,439
Capital lease obligations	478	436
Accrued payroll expenses	7,702	8,249
Deferred rent	3,972	3,821
Other accrued expenses	4,582	5,180
Total current liabilities	105,190	102,125

Capital lease obligations	3,149	3,029
Deferred rent	19,119	16,043
Unrecognized tax benefits	1,355	1,457
Other liabilities, net	2,713	4,962
Total liabilities	131,526	127,616

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,628,385 and 38,465,814 shares issued at January 30, 2016 and January 31, 2015, respectively	386	385
Paid-in capital	169,543	162,675
Retained earnings	636,583	566,055
Treasury stock, at cost, 15,831,926 and 13,595,537 shares repurchased at January 30, 2016 and January 31, 2015, respectively	(495,666)	(404,334)
Total stockholders' investment	310,846	324,781
Total Liabilities and Stockholders' Investment	$442,372	$452,397

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$943,104	$913,486	$851,965
Cost of goods sold, including wholesale and logistics facility and store occupancy costs	610,389	586,702	542,700
Gross profit	332,715	326,784	309,265

Store operating, selling and administrative expenses	203,673	192,648	181,527
Depreciation and amortization	17,038	15,990	13,847
Operating income	112,004	118,146	113,891

Interest income	31	22	11
Interest expense	(323)	(315)	(199)
Interest expense, net	(292)	(293)	(188)
Income before provision for income taxes	111,712	117,853	113,703

Provision for income taxes	41,184	44,269	42,826
Net income	$70,528	$73,584	$70,877

Basic earnings per share	$2.95	$2.90	$2.74
Diluted earnings per share	$2.92	$2.87	$2.70

Weighted average shares outstanding:
Basic	23,947	25,369	25,870
Diluted	24,129	25,620	26,266

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share information)

	Fiscal Year Ended
	January 30, 2016		January 31, 2015		February 1, 2014
Cash Flows From Operating Activities:
Net income	$	$ 70,528	$	$ 73,584	$	$ 70,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		17,038		15,990		13,847
Deferred income taxes and unrecognized income tax benefit, net		1,285		4,220		(73)
Excess tax benefit from stock option exercises		(900)		(2,911)		(4,357)
(Gain) loss on disposal and write-down of assets, net		(156)		181		173
Stock-based compensation		5,198		4,468		5,838
Changes in operating assets and liabilities:
Trade receivables, net		(106)		117		(452)
Accounts receivable, other		607		706		(1,993)
Inventories, net		(42,691)		(13,863)		(5,167)
Prepaid expenses and other		2,186		6,614		36
Other assets, net		(443)		46		(475)
Accounts payable		4,017		9,907		(27,489)
Deferred rent, non-current		3,076		2,240		1,798
Accrued expenses and other		(1,160)		1,093		738
Net cash provided by operating activities		58,479		102,392		53,301

Cash Flows From Investing Activities:
Purchase of investments, net		65		(90)		(704)
Capital expenditures		(25,147)		(22,873)		(50,507)
Proceeds from sale of property and equipment		298		320		221
Proceeds from insurance		107		84		-
Net cash used in investing activities		(24,677)		(22,559)		(50,990)

Cash Flows From Financing Activities:
Cash used for stock repurchases		(89,212)		(56,302)		(15,807)
Net payments on capital lease obligations		(346)		(377)		(268)
Excess tax benefit from stock option exercises		900		2,911		4,357
Cash used to settle net share equity awards		(2,120)		(4,669)		(4,288)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan		853		774		3,011
Net cash used in financing activities		(89,925)		(57,663)		(12,995)

Net (decrease) increase in cash and cash equivalents		(56,123)		22,170		(10,684)
Cash and cash equivalents, beginning of year		88,397		66,227		76,911
Cash and cash equivalents, end of year		$32,274		$88,397		$66,227

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest		$308		$306		$195
Income taxes, net of refunds		$42,500		$32,626		$42,276

Supplemental Schedule of Non-Cash Financing Activities:
Property and equipment additions under capital leases		$508		$909		$1,086

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
(in thousands, except share information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance-February 2, 2013	37,846,321	$378	$140,423	$421,594	12,023,834	$(323,268)	$239,127
Net income	-	-	-	70,877	-	-	70,877
Issuance of shares through the Company's equity plans, including tax benefit of $4,357	356,165	4	7,364	-	-	-	7,368
Adjustment to income tax benefit from exercises of employee stock options	-	-	908	-	-	-	908
Purchase of shares under the stock repurchase program	-	-	-	-	288,224	(15,807)	(15,807)
Settlement of net share equity awards	-	-	-	-	77,473	(4,288)	(4,288)
Stock-based compensation	-	-	5,838	-	-	-	5,838
Balance-February 1, 2014	38,202,486	382	154,533	492,471	12,389,531	(343,363)	304,023
Net income	-	-	-	73,584	-	-	73,584
Issuance of shares through the Company's equity plans, including tax benefit of $2,911	263,328	3	3,682	-	-	-	3,685
Adjustment to income tax benefit from exercises of employee stock options	-	-	(8)	-	-	-	(8)
Purchase of shares under the stock repurchase program	-	-	-	-	1,124,111	(56,302)	(56,302)
Settlement of net share equity awards	-	-	-	-	81,895	(4,669)	(4,669)
Stock-based compensation	-	-	4,468	-	-	-	4,468
Balance-January 31, 2015	38,465,814	385	162,675	566,055	13,595,537	(404,334)	324,781
Net income	-	-	-	70,528	-	-	70,528
Issuance of shares through the Company's equity plans, including tax benefit of $900	162,571	1	1,753	-	-	-	1,754
Adjustment to income tax benefit from exercises of employee stock options	-	-	(83)	-	-	-	(83)
Purchase of shares under the stock repurchase program	-	-	-	-	2,193,512	(89,212)	(89,212)
Settlement of net share equity awards	-	-	-	-	42,877	(2,120)	(2,120)
Stock-based compensation	-	-	5,198	-	-	-	5,198
Balance-January 30, 2016	38,628,385	$$386	$$169,543	$$636,583	15,831,926	$($495,666)	$$310,846

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett Sports, Inc. is an athletic specialty retailer in small to mid-sized markets predominately in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  References to "we," "our," "us" and the "Company" refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.  Our fiscal year ends on the Saturday closest to January 31 of each year.  The consolidated statements of operations for Fiscal 2016, Fiscal 2015 and Fiscal 2014 include 52 weeks of operations.  Our merchandise assortment features a core selection of brand name merchandise emphasizing athletic footwear, team sports equipment, athletic and fashion apparel and related accessories.  We complement this core assortment with a selection of localized apparel, footwear and accessories designed to appeal to a wide range of customers within each market.

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

Customers

No customer accounted for more than 5.0% of our net sales during the fiscal years ended January 30, 2016, January 31, 2015 or February 1, 2014.

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

The following table presents the components of our advertising expense (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Gross advertising costs	$9,983	$9,763	$8,980
Advertising reimbursements	(2,949)	(3,456)	(3,335)
Net advertising costs	$7,034	$6,307	$5,645

Cost of Goods Sold

We include inbound freight charges, merchandise purchases, store occupancy costs and a portion of our logistics costs related to our retail business in cost of goods sold.  Costs associated with moving merchandise to and between stores are included in store operating, selling and administrative expenses.

Stock Repurchase Program

In November 2015, the Board of Directors (Board) authorized a Stock Repurchase Program (2015 Program) of $300.0 million to repurchase our common stock through February 2, 2019.  The 2015 Program replaced an existing plan that was adopted in November 2012 (2012 Program).  Stock repurchases may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.

No stock repurchases have been made under the 2015 Program.  Under the 2012 Program, we repurchased 2.2 million shares of our common stock during Fiscal 2016 at a cost of $91.3 million, including 43,000 shares acquired from holders of restricted stock to satisfy tax withholding requirements of $2.1 million.  We repurchased 1.2 million shares of our common stock during Fiscal 2015 at a cost of $61.0 million, including 82,000 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4.7 million.

Historically, under all stock repurchase authorizations, we have repurchased a total of 15.8 million shares of our common stock at an approximate cost of $495.7 million as of January 30, 2016, and had the full $300.0 million remaining under the 2015 Program for stock repurchases.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  We are exposed to credit risk in the event of default by our financial institutions where we maintain deposits to the extent the amount recorded on the consolidated balance sheet exceeds the FDIC insurance limits per institution.  Amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at January 30, 2016 and January 31, 2015 were $4.3 million and $5.2 million, respectively.

Investments

We hold investments in trust for the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) and the Hibbett Sports, Inc. Executive Voluntary Deferral Plan (Deferral Plan).  These are trading securities.  At January 30, 2016, we had $2.6 million of investments of which $0.1 million was included in prepaid expenses and other and $2.5 million was included in other assets, net.  At January 31, 2015, we had $2.7 million of investments of which $0.1 million was included in prepaid expenses and other and $2.6 million was included in other assets, net.  Net unrealized holding losses for Fiscal 2016 were $0.1 million and net unrealized holding gains for Fiscal 2015 was $31,000.

Trade and Other Accounts Receivable

Trade accounts receivable consist primarily of amounts due to us from sales to educational institutions for athletic programs.  We do not require collateral, and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant.  The allowance for doubtful accounts at January 30, 2016 and January 31, 2015 was $89,000 and $79,000, respectively.

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

Lower of Cost or Market:  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of January 30, 2016 and January 31, 2015, the accrual was $3.7 million and $3.5 million, respectively.  A determination of net realizable value requires significant judgment.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Physical inventory counts are performed on a cyclical basis.  As of January 30, 2016 and January 31, 2015, the accrual was $1.3 million and $1.2 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 57.5%, 55.7% and 52.3% of our purchases for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.  Our second largest vendor, Under Armour, represented 15.9%, 15.4% and 15.6% of our purchases.  Our third largest vendor represented 4.2%, 6.4% and 8.6% of our purchases for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

Consignment Inventories:  Consignment inventories, which are owned by the vendor but located in our stores, are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At January 30, 2016 and January 31, 2015, vendor-owned inventories held at our locations (and not reported as our inventory) were $5.7 million and $3.8 million, respectively.

Property and Equipment

Property and equipment are recorded at cost and include assets acquired through capital leases.  Depreciation on assets is principally provided using the straight-line method over the following estimated service lives:

Buildings	39 years
Leasehold improvements	3 – 10 years
Furniture and fixtures	7 years
Equipment	3 – 7 years

In the case of leasehold improvements, we calculate depreciation using the shorter of the term of the underlying leases or the estimated economic lives of the improvements.  The term of the lease includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.  We continually reassess the remaining useful life of leasehold improvements in light of store closing plans.

Construction in progress has historically been comprised primarily of property and equipment related to unopened stores and amounts associated with technology upgrades at period-end.  At January 30, 2016, approximately 94% of the construction in progress balance was comprised of costs associated with information technology capital projects.  The remaining balance consisted of costs associated with unopened stores and leasehold improvements.

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

In our consolidated statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current.  The liability for the current portion of unamortized landlord allowances was $3.7 million and $3.3 million at January 30, 2016 and January 31, 2015, respectively.  The liability for the long-term portion of unamortized landlord allowances was $14.4 million and $12.4 million at January 30, 2016 and January 31, 2015, respectively.  We estimate the non-cash portion of landlord allowances was $1.1 million and $1.3 million at January 30, 2016 and January 31, 2015, respectively.

Revenue Recognition

We recognize revenue, including gift card and layaway sales, in accordance with the Accounting Standards Codification (ASC) Topic 605, Revenue Recognition.

Retail merchandise sales occur on-site in our stores.  We recognize revenue at the time the customer takes possession of the merchandise.  Customers have the option of paying the full purchase price of the merchandise upon sale or paying a down payment and placing the merchandise on layaway.  The customer may make further payments in installments, but the entire purchase price for merchandise placed on layaway must be received by us within 30 days.  The down payment and any installments are recorded by us as short-term deferred revenue until the customer pays the entire purchase price for the merchandise.  Retail sales are recorded net of returns and discounts and exclude sales taxes.

We offer a customer loyalty program, the MVP Rewards program, whereby customers, upon registration, can earn points in a variety of ways, including store purchases, website surveys and other activities on our website.  Based on the number of points accumulated, customers receive reward certificates on a monthly basis that can be redeemed in our stores.  An estimate of the obligation related to the program, based on historical redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  The current liability is reduced, and a corresponding amount is recognized in net retail sales, in the amount of and at the time of redemption of the reward certificate.  At January 30, 2016 and January 31, 2015, the amount recorded in other accrued expenses on our consolidated balance sheet for reward certificates issued was not significant.

The cost of coupon sales incentives is recognized at the time the related revenue is recognized by us.  Proceeds received from the issuance of gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as other accrued expenses on our consolidated balance sheet.

Income from gift card breakage is recognized to the extent not required to be remitted to jurisdictions as unclaimed property and is based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote.  We have determined the likelihood of redemption is remote when redemptions are equal to or less than five percent of the remaining balances of gift cards aged by activation year.  For Fiscal 2016, we recaptured $24,000 of breakage revenue as other income which is included in the accompanying consolidated statements of operations within store operating, selling and administrative expenses.  For Fiscal 2015 and Fiscal 2014, $0.7 million and $0.2 million of breakage revenue, respectively, was recorded as other income and is included in the accompanying consolidated statements of operations as a reduction to store operating, selling and administrative expenses.  The net deferred revenue liability at January 30, 2016 and January 31, 2015 was $5.5 million and $4.7 million, respectively.

Store Opening and Closing Costs

New store opening costs, including pre-opening costs, are charged to expense as incurred.  Store opening costs primarily include payroll expenses, training costs and straight-line rent expenses.  All pre-opening costs are included in store operating, selling and administrative expenses as a part of operating expenses.

We consider individual store closings to be a normal part of operations and regularly review store performance against expectations.  Costs associated with store closings are recognized at the time of closing or when a liability has been incurred.  These costs were not significant in Fiscal 2016, Fiscal 2015 or Fiscal 2014.

Impairment of Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the remaining balance of long-lived assets may be impaired and not recoverable.  Our policy is to recognize any impairment loss on long-lived assets as a charge to current income when certain events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Impairment is assessed considering the estimated undiscounted cash flows over the asset's remaining life.  If estimated cash flows are insufficient to recover the investment, an impairment loss is recognized based on a comparison of the cost of the asset to fair value less any costs of disposition.  Evaluation of asset impairment requires significant judgment.

Insurance Accrual

We are self-insured for a significant portion of our health insurance.  Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims experience.  The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions.  To minimize our potential exposure, we carry stop-loss insurance that reimburses us for losses over $0.2 million per covered person per year.  As of January 30, 2016 and January 31, 2015, the accrual for these liabilities was $0.7 million and $0.8 million, respectively, and was included in other accrued expenses in the consolidated balance sheets.

We are also self-insured for our workers' compensation, property and general liability insurance up to an established deductible with a cumulative stop-loss on workers' compensation.  As of January 30, 2016 and January 31, 2015, the accrual for these liabilities (which is not discounted) was $0.4 million and was included in other accrued expenses in the consolidated balance sheets.

Sales Returns

Net sales returns were $34.8 million for Fiscal 2016, $32.3 million for Fiscal 2015 and $30.5 million for Fiscal 2014.  The accrual for the effect of estimated returns was $0.4 million and $0.5 million as of January 30, 2016 and January 31, 2015, respectively, and was included in other accrued expenses in the consolidated balance sheets.  Determination of the accrual for estimated returns requires significant judgment.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) and other authoritative sources of U.S. GAAP for applicability to our operations.

In May 2014, the FASB issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers.  This ASU is a comprehensive new revenue recognition model that expands disclosure requirements and requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is not permitted.  Accordingly, we will adopt this ASU in the first quarter of Fiscal 2019.  We are currently evaluating the impact of the adoption of this pronouncement on our results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software – Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license.  If an arrangement includes a software license, the customer should account for the fees related to the software license element in a manner consistent with licenses of other intangible assets.  If the arrangement does not include a license, the arrangement will be accounted for as a service contract.  This ASU is effective for fiscal years beginning after December 15, 2015.  The adoption of ASU 2015-05 will not have any impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory – Simplifying the Measurement of Inventory, which requires all inventory, other than inventory measured at last-in, first out (LIFO) or the retail inventory method, to be measured at the lower of cost and net realizable value.  This ASU is effective for fiscal years beginning after December 15, 2016.  The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The adoption of ASU 2015-11 will not have any impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Reclassification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.  The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We early adopted this ASU in the fourth quarter of Fiscal 2016 on a prospective basis and included all deferred income taxes as non-current in our Fiscal 2016 consolidated balance sheets.  We did not adjust our Fiscal 2015 consolidated balance sheet as a result of the adoption of this ASU.  See Note 9, "Income Taxes".

In February 2016, the FASB issued ASU 2016-02 – Leases, which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current accounting practice, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease; however under ASU 2016-02, both types of leases will be recognized on the balance sheet.  The ASU will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  This ASU shall be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes expedients that an entity may elect to apply.  We are currently evaluating the impact this change in accounting will have on our consolidated financial statements, but we expect that it will be material because we are party to a significant number of lease contracts.

NOTE 3.  STOCK-BASED COMPENSATION

At January 30, 2016, we had four stock-based compensation plans:

(a)	The 2015 Equity Incentive Plan (EIP) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion. The EIP was adopted effective July 1, 2015 and authorizes grants of equity awards of up to 1,000,000 authorized but unissued shares of common stock. At January 30, 2016, there were 1,000,000 shares available for grant under the EIP.

Prior to the adoption of the EIP by our stockholders, equity awards to employees were given under the Amended 2005 Equity Incentive Plan (2005 EIP) which also provided for grants of equity awards to certain employees of the Company at its discretion.  The 2005 EIP was superseded by the EIP.

(b)	The 2015 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 300,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP was adopted effective July 1, 2015. At January 30, 2016, there were 293,240 shares available for purchase under the ESPP.

Prior to the adoption of the ESPP by our stockholders, qualified employees could participate in the Amended 2005 Employee Stock Purchase Plan (2005 ESPP) which allowed the purchase of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  The 2005 ESPP was superseded by the ESPP.

(c)	The 2015 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options. The Deferred Plan was adopted effective July 1, 2015 and authorizes grants up to 150,000 authorized but unissued shares of common stock. At January 30, 2016, there were 145,652 shares available for grant under the Deferred Plan.

Prior to the adoption of the Deferred Plan by our stockholders, non-employee directors were allowed to defer all or a portion of their fees into stock units or stock options through the Amended 2005 Director Deferred Compensation Plan (2005 Deferred Plan).  The 2005 Deferred Plan was superseded by the Deferred Plan.

(d)	The 2012 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors. The DEP was adopted effective May 24, 2012 and authorizes grants of equity awards of up to 500,000 authorized but unissued shares of common stock. At January 30, 2016, there were 416,682 shares available for grant under the DEP.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of January 30, 2016, we had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based units (PSUs) to our employees.  The annual grants made for Fiscal 2016, Fiscal 2015 and Fiscal 2014 to employees consisted solely of RSUs.  We have also awarded PSUs to our Named Executive Officers (NEOs) and expect the Compensation Committee of the Board will continue to grant PSUs to our NEOs in the future.

As of January 30, 2016, we had only granted awards in the form of stock, stock options and deferred stock units (DSUs) to our Board members.  Under the DEP, Board members currently receive an annual value of $75,000 worth of equity in the form of stock options or RSUs upon election to the Board and a value of $100,000 worth of equity in any form allowed within the DEP, for each full year of service, pro-rated for Directors who serve less than one full year.  The Chairman of the Board receives an annual value of $150,000 worth of equity in any form allowed within the DEP.

The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Under the DEP, Directors have the option with certain equity forms to set vesting dates.  Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.  All of our awards are classified as equity awards.

The compensation cost for these plans was as follows (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Stock-based compensation expense by type:
Stock options	$391	$469	$358
Restricted stock units	4,632	3,833	5,250
Employee stock purchases	105	96	100
Director deferred compensation	70	70	130
Total stock-based compensation expense	5,198	4,468	5,838
Income tax benefit recognized	1,895	1,645	2,154
Stock-based compensation expense, net of income tax	$3,303	$2,823	$3,684

Stock-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses.  There is no capitalized stock-based compensation cost.

The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock unit awards vested during the period.  The actual income tax benefit realized for the deductions considered on our income tax returns for Fiscal 2016, Fiscal 2015 and Fiscal 2014 was from option exercises and restricted stock unit releases and totaled $2.5 million, $5.3 million and $6.5 million, respectively.

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

Following is the weighted average fair value of each option granted during Fiscal 2016.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for each period:

	Quarter Ended
	May 2, 2015		August 1, 2015	October 31, 2015	January 30, 2016
Grant date	Mar 17	Mar 31	Jun 30	Sep 30	Dec 31
Exercise price	$50.48	$49.06	$46.58	$35.01	$30.24
Weighted average fair value at date of grant	$17.86	$17.19	$16.14	$10.52	$9.23
Expected option life (years)	5.36	5.36	5.36	4.84	4.84
Expected volatility	36.19%	36.17%	35.11%	32.21%	31.95%
Risk-free interest rate	1.59%	1.41%	1.67%	1.33%	1.71%
Dividend yield	None	None	None	None	None

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

Activity for our option plans during Fiscal 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at January 31, 2015	242,294	$35.15	5.34	$3,439
Granted	23,497	47.72
Exercised	(17,394)	25.53
Forfeited, cancelled or expired	(5,000)	30.98
Options outstanding at January 30, 2016	243,397	$37.13	5.18	$987

Exercisable at January 30, 2016	243,397	$37.13	5.18	$987

The weighted average grant-date fair value of options granted during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $16.63, $23.12 and $17.97, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $0.4 million, $0.5 million and $0.4 million, respectively, before the recognized income tax benefit of $0.1 million, $0.2 million and $0.1 million, respectively.

The total intrinsic value of stock options exercised during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $0.2 million, $1.1 million and $6.8 million, respectively.  The total cash received from these stock option exercises during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $0.4 million, $0.4 million and $2.6 million, respectively.  Excess income tax proceeds from stock option exercises are included in cash flows from financing activities as required by ASC Topic 230, Statement of Cash Flows.  As of January 30, 2016, there was no unrecognized compensation cost related to nonvested stock options.

Restricted Stock and Performance-Based Units

RSUs and PSUs are granted with a fair value equal to the closing market price of our common stock on the date of grant.  All PSUs have been awarded in the form of restricted stock units.  Compensation expense is recorded straight-line over the vesting period and, in the case of PSUs, at the estimated percentage of achievement.  Restricted stock unit awards to our employees generally cliff vest in four years from the date of grant for those awards that are not performance-based.  If a Director chooses to receive their annual equity award in stock and he or she sets the vesting period in the future, then the form of stock is a DSU.  PSUs provide for awards based on achievement of certain predetermined corporate performance goals and cliff vest in one to five years from the date of grant after achievement of stated performance criterion and upon meeting stated service conditions.

The following table summarizes the restricted stock unit awards activity under all of our plans during Fiscal 2016:

	RSUs		PSUs		Totals
	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted stock unit awards outstanding at January 31, 2015	265,889	$47.62	98,775	$43.08	364,664	$46.39
Granted	82,405	50.48	29,300	50.48	111,705	50.48
PSU multiplier earned (1)	-	-	-	-	-	-
Vested	(90,189)	34.21	(39,950)	34.54	(130,139)	34.31
Forfeited, cancelled or expired	(8,580)	53.19	-	-	(8,580)	53.19
Restricted stock unit awards outstanding at January 30, 2016	249,525	$53.31	88,125	$49.42	337,650	$52.29

(1)  PSU multiplier earned represents the net RSUs awarded to our NEOs above and below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant.  Goals were achieved at 100% for all performance equity awards released in Fiscal 2016; therefore, there were no multipliers.

The weighted average grant date fair value of our RSUs granted was $50.48, $56.81 and $54.13 for Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.  There were 111,705, 98,374 and 107,303 RSUs awarded during Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $4.6 million, $3.8 million and $5.3 million, respectively, before the recognized income tax benefit of $1.7 million, $1.4 million and $2.0 million, respectively.

During Fiscal 2016, RSU awards of 130,139 unit awards, including 39,950 awards that were PSUs, vested with an intrinsic value of $6.4 million.  The total intrinsic value of our RSU awards outstanding and unvested at January 30, 2016, January 31, 2015 and February 1, 2014 was $10.9 million, $17.2 million and $32.5 million, respectively.  As of January 30, 2016, there was approximately $7.6 million of total unamortized unrecognized compensation cost related to RSU awards.  This cost is expected to be recognized over a weighted average period of 2.3 years.

Employee Stock Purchase Plan

The Company's ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employee purchases of common stock and the average price per share through the ESPP were as follows:

Fiscal Year Ended	Shares Purchased	Average Price Per Share
January 30, 2016	12,251	$33.40
January 31, 2015	8,882	$42.16
February 1, 2014	8,066	$46.39

The assumptions used in the option pricing model were as follows:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Weighted average fair value at date of grant	$9.48	$10.78	$12.47
Expected life (years)	0.25	0.25	0.25
Expected volatility	32.0% - 36.2%	36.4% - 46.4%	34.4% - 41.0%
Risk-free interest rate	0.02% - 0.09%	0.04% - 0.16%	0.01% - 0.05%
Dividend yield	None	None	None

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of ASC Topic 718 as it relates to accounting for certain employee stock purchase plans with a look-back option.  The compensation expense included in store operating, selling and administrative expenses and recognized during each of Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $0.1 million.

Director Deferred Compensation

Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their Board and Board Committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into stock units are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price of our common stock on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, Board and Board Committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  A total of 1,812, 1,426 and 2,215 stock units were deferred under this plan in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.  One director has elected to defer compensation into stock units in calendar 2016.

The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $70,000, $70,000 and $130,000, respectively, before the recognized income tax benefit of $26,000, $26,000 and $49,000, respectively.

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

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net income	$$70,528	$$73,584	$$70,877

Weighted average number of common shares outstanding	23,947	25,369	25,870
Dilutive stock options	35	66	96
Dilutive restricted stock units	147	185	300
Weighted average number of common shares outstanding and dilutive shares	24,129	25,620	26,266

Basic earnings per share	$2.95	$2.90	$2.74
Diluted earnings per share	$2.92	$2.87	$2.70

In calculating diluted earnings per share for Fiscal 2016, 120,206 options to purchase shares of common stock outstanding as of the end of the period were excluded in the computations of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for Fiscal 2015, 677 options to purchase shares of common stock outstanding as of the end of the period were excluded in the computations of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for Fiscal 2014, there were no options to purchase shares of common stock outstanding as of the end of the period that were excluded in the computations of diluted earnings per share due to their anti-dilutive effect.

We excluded 24,350 nonvested stock awards granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to performance-based annual vesting conditions which had not been achieved by the end of Fiscal 2016.  Assuming the performance criteria had been achieved at target as of January 30, 2016, the incremental dilutive impact would have been 14,555 shares.

NOTE 5.  DEBT

At January 30, 2016, we had two unsecured credit facilities, which are renewable in August and November 2016.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  There were 36 days during the fifty-two weeks ended January 30, 2016, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $12.9 million and $28.4 million, respectively, and an average interest rate of 2.22%.  At January 30, 2016, a total of $80.0 million was available to us from these facilities.

At January 31, 2015, we had two unsecured credit facilities, which were renewable in August and November 2015.  The August facility allowed for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allowed for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we did not pay commitment fees and were not subject to covenant requirements.  We did not have any borrowings against either of these facilities during Fiscal 2015, nor was there any debt outstanding under either of these facilities at January 31, 2015.

NOTE 6.  LEASES

We have entered into capital leases for certain property and transportation equipment.  At January 30, 2016, total capital lease obligations were $3.6 million, of which $0.5 million was classified as a short-term liability and included in capital lease obligations and $3.1 million was classified as a long-term liability and included in capital lease obligations in our consolidated balance sheet.  At January 31, 2015, total capital lease obligations were $3.5 million, of which $0.4 million was classified as a short-term liability and included in capital lease obligations and $3.1 million was classified as a long-term liability and included in capital lease obligations in our consolidated balance sheet.  The cost basis of total assets under capital leases at January 30, 2016 and January 31, 2015 was $4.8 million and $4.3 million, respectively, with accumulated amortization at January 30, 2016 and January 31, 2015 of $1.6 million and $1.1 million, respectively.  Amortization expense related to assets under capital leases was $0.5 million, $0.5 million and $0.3 million in Fiscal 2016, Fiscal 2015 and Fiscal 2014, respectively.

We lease the majority of our stores under operating leases.  The leases typically provide for terms of five to ten years with options to extend at our discretion.  Many of our leases contain scheduled increases in annual rent payments and the majority of our leases also require us to pay maintenance, insurance and real estate taxes.  Additionally, many of the lease agreements contain tenant improvement allowances, rent holidays and/or rent escalation clauses (contingent rentals) based on net sales for the location.  For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begin to make improvements in preparation of our intended use.

Most of our store leases contain provisions that allow for early termination of the lease if certain pre-determined annual sales levels are not met.  Generally, these provisions allow the lease to be terminated between the third and fifth year of the lease.  Should the lease be terminated under these provisions, in some cases, the unamortized portion of any landlord allowances related to that property would be payable to the landlord.

We also lease certain office equipment and transportation equipment under operating leases having initial terms of more than one year.

During Fiscal 2016, we increased our lease commitments by a net of 56 stores, each having initial lease termination dates between March 2020 and October 2026.  At January 30, 2016, the future minimum lease payments under capital leases and the present value of such payments, and the future minimum lease payments under our operating leases, excluding maintenance, insurance and real estate taxes, including the net 56 lease commitments added during Fiscal 2016, were as follows (in thousands):

	Capital	Operating	Total
Fiscal 2017	$746	$57,177	$57,923
Fiscal 2018	793	49,399	50,192
Fiscal 2019	788	40,657	41,445
Fiscal 2020	761	31,188	31,949
Fiscal 2021	583	22,462	23,045
Thereafter	1,168	39,526	40,694
Total minimum lease payments	4,839	240,409	245,248
Less amount representing interest	1,212	-	1,212
Present value of total minimum lease payments	$3,627	$240,409	$244,036

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Minimum rentals	$52,538	$49,323	$44,984
Contingent rentals	4,434	4,647	5,280
	$56,972	$53,970	$50,264

NOTE 7.  DEFINED CONTRIBUTION BENEFIT PLANS

We maintain the Hibbett Sports, Inc. 401(k) Plan (401(k) Plan) for the benefit of our employees.  The 401(k) Plan covers all employees who have completed one year of service, worked 1,000 hours and who are at least 18 years of age.  Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law.  These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the 401(k) Plan.  The Company's contribution to the 401(k) Plan is determined at the discretion of the Board of Directors.  Effective Fiscal 2016, the Board adopted the Safe Harbor provisions for our 401(k) Plan.  For Fiscal 2016, we matched 100% of the first 3% of eligible compensation and 50% of the next 3% of eligible compensation for a total possible match of 4.5% of the first 6% of eligible compensation for Fiscal 2016.  For Fiscal 2015 and Fiscal 2014, we matched $0.75 for each dollar of compensation deferred by the employees up to 6.0% of compensation.  Contribution expense incurred under the 401(k) Plan for Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $1.0 million, $0.7 million and $0.8 million, respectively.

We maintain the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under our existing 401(k) Plan has been limited because of certain restrictions applicable to qualified plans.  The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation.  Historically, participants received an employer matching contribution equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 4.5% of compensation and subject to Board discretion.  The matching contribution under the Supplemental Plan was set by the Board to equal no more than $0.75 for each dollar of compensation deferred under both the 401(k) Plan and the Supplemental Plan up to 6.0% of compensation.  Effective Fiscal 2016, with the adoption of the Safe Harbor provisions under our 401(k) Plan, contributions to the Supplemental Plan are no longer subject to matching provisions.  Contribution expense incurred under the Supplemental Plan for Fiscal 2016, Fiscal 2015 and Fiscal 2014 was $19,000, $0.1 million and $0.1 million, respectively.  The Supplemental Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

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

NOTE 8.  RELATED-PARTY TRANSACTIONS

The Company leases one store under a lease arrangement with AL Florence Realty Holdings 2010, LLC, a wholly-owned subsidiary of Books-A-Million, Inc., (BAMM).  One of our Directors, Terrance G. Finley is an executive officer of BAMM and another Director, Albert C. Johnson, was a former director of BAMM.  Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 2017.  In Fiscal 2016, Fiscal 2015 and Fiscal 2014, minimum lease payments were $0.1 million.  Minimum lease payments remaining under this lease at January 30, 2016 were $0.1 million.

NOTE 9.  INCOME TAXES

A summary of the components of the provision/(benefit) for income taxes is as follows (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Federal:
Current	$36,053	$35,013	$37,313
Deferred	1,188	4,059	312
	37,241	39,072	37,625
State:
Current	3,743	4,756	5,205
Deferred	200	441	(4)
	3,943	5,197	5,201
Provision for income taxes	$41,184	$44,269	$42,826

A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before provision for income taxes follows:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
Effect of state income taxes, net of federal benefits	2.40	2.85	2.81
Other, net	(0.53)	(0.29)	(0.15)
	36.87%	37.56%	37.66%

Deferred income taxes on the consolidated balance sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes.  The components of the deferred income taxes, net, are as follows (in thousands):

	January 30, 2016		January 31, 2015
	Current	Non-current	Current	Non-current
Deferred rent	$-	$8,769	$1,486	$5,893
Inventories	-	4,920	5,552	-
Accruals	-	4,900	2,898	1,656
Stock-based compensation	-	4,755	996	3,393
Other	-	59	31	92
Total deferred tax assets	-	23,403	10,963	11,034

Accumulated depreciation and amortization	-	(15,723)	-	(12,809)
Prepaid expenses	-	(681)	(645)	-
Accruals	-	(44)	(26)	-
State taxes	-	(298)	(472)	-
Total deferred tax liabilities	-	(16,746)	(1,143)	(12,809)
Deferred income taxes, net	$-	$6,657	$9,820	$(1,775)

We early adopted Accounting Standards Update ("ASU") 2015-17, Income Taxes – Balance Sheet Reclassification of Deferred Taxes (Topic 740) in the fourth quarter of Fiscal 2016 on a prospective basis and included all deferred income taxes as non-current in our Fiscal 2016 consolidated balance sheet.  We did not adjust our Fiscal 2015 consolidated balance sheet as a result of the adoption of this ASU. Additional information on ASU 2015-17 may be found under Recent Accounting Pronouncements in Note 2.

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

A reconciliation of the unrecognized tax benefit, excluding estimated interest and penalties, under ASC Subtopic 740-10 follows (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Unrecognized tax benefits - beginning of year	$1,339	$1,539	$2,708
Gross increases - tax positions in prior period	90	122	245
Gross decreases - tax positions in prior period	(39)	(168)	(964)
Gross increases - tax positions in current period	122	162	277
Settlements	-	(119)	(517)
Lapse of statute of limitations	(270)	(197)	(210)
Unrecognized tax benefits - end of year	$1,242	$1,339	$1,539

We classify interest and penalties recognized on unrecognized tax benefits as income tax expense.  We have accrued interest and penalties in the amount of $0.1 million, $0.1 million and $0.2 million as of January 30, 2016, January 31, 2015 and February 1, 2014, respectively.  During Fiscal 2016, Fiscal 2015 and Fiscal 2014, we recorded ($5,000), ($0.1) million and ($43,000), respectively, for the accrual of interest and penalties in the consolidated statement of operations.

Of the unrecognized tax benefits as of January 30, 2016, January 31, 2015 and February 1, 2014, $0.9 million, $1.0 million and $1.0 million, respectively, if recognized, would affect our effective income tax rate.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Annual Bonuses and Equity Incentive Awards

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At January 30, 2016 and January 31, 2015, there was $3.2 million and $3.5 million, respectively, of annual bonus-related expense included in accrued payroll expenses.

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

Legal Proceedings and Other Contingencies

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  At January 30, 2016 and January 31, 2015, we estimated that the liability related to these matters was approximately $0.2 million and $0.4 million, respectively, and accordingly, we accrued $0.2 million and $0.4 million, respectively, as a current liability in our consolidated balance sheets.

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

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated financial data for the quarters indicated (dollar amounts in thousands, except per share amounts):

	Fiscal Year Ended January 30, 2016
	First	Second	Third	Fourth
Net sales	$269,823	$199,261	$228,301	$245,719
Gross profit	$99,714	$65,179	$82,352	$85,469
Operating income	$43,803	$10,722	$29,859	$27,620
Net income	$27,408	$7,031	$18,677	$17,411

Basic earnings per share	$1.10	$0.29	$0.79	$0.76
Diluted earnings per share	$1.09	$0.28	$0.79	$0.76

	Fiscal Year Ended January 31, 2015
	First	Second	Third	Fourth
Net sales	$261,909	$193,918	$218,321	$239,338
Gross profit	$98,196	$64,408	$79,150	$85,030
Operating income	$45,664	$13,723	$26,812	$31,947
Net income	$28,388	$8,380	$16,890	$19,925

Basic earnings per share	$1.10	$0.33	$0.67	$0.80
Diluted earnings per share	$1.09	$0.32	$0.67	$0.79

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):
	January 30, 2016			January 31, 2015
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$79	$-	$-	$87	$-	$-
Long-term investments	2,562	-	-	2,619	-	-
Total investments	$2,641	$-	$-	$2,706	$-	$-

Short-term investments are reported in prepaid expenses and other while long-term investments are reported in other assets, net, in our consolidated balance sheets.

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

As of January 30, 2016, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 30, 2016.

(b)  Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2016, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 30, 2016.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on the Company's internal control over financial reporting as of January 30, 2016 included in Item 8 herein.

(c)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics (Code) for all Company employees, including our Named Executive Officers as determined for our Proxy Statement for the 2016 Annual Meeting of Stockholders (Proxy Statement) to be held on May 19, 2016.  We have also adopted a set of Corporate Governance Guidelines (Guidelines) and charters for all of our Board Committees, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for senior executive and financial officers as well as any change or amendments to our Guidelines or committee charters by posting such information on our website.  The Code, Guidelines and charters are posted on our website, www.hibbett.com under "Investor Relations."

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

Equity Compensation Plan Information (1)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	585,400	$37.13	1,855,574
Equity compensation plans not approved by security holders	-	-	-
TOTAL	585,400	$37.13	1,855,574

(1)	Information presented as of January 30, 2016.
(2)	Includes 246,439 RSUs and 72,750 PSUs that may be awarded if specified targets and/or service periods are met. It also includes 4,353 DSUs. The weighted average exercise price of outstanding options does not include these awards.
(3)    Includes 293,240 shares remaining under our ESPP and 145,652 shares remaining under our DEP  without consideration of shares subject to purchase in the purchasing period ending March 31, 2016.

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

The following Financial Statements and Supplementary Data of the Registrant and Independent Registered Public Accounting Firm's Report on such Financial Statements are incorporated by reference from the Registrant's 2016 Annual Report to Stockholders, in Part II, Item 8:

		Report of Independent Registered Public Accounting Firm	36
		Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015	37
		Consolidated Statements of Operations for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014	38
		Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014	39
		Consolidated Statements of Stockholders' Investment for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014	40
		Notes to Consolidated Financial Statements	41

2.	Financial Statement Schedules.

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

10.2
Amendment No. 8 to Loan Documents; incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2015.

10.3
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

10.9	Change in Control Severance Agreement; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008.
10.10
Executive Restricted Stock Unit Award Agreement; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008.

10.11
Hibbett Sports, Inc. 2015 Equity Incentive Plan; incorporated by reference as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 12, 2015.

10.12
Amended and Restated 2006 Executive Cash Bonus Plan; incorporated by reference as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2008.

Number		Description

10.13
Hibbett Sports, Inc. Executive Voluntary Deferral Plan; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009.

10.14
Hibbett Sports, Inc. 2015 Employee Stock Purchase Plan; incorporated by reference as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 12, 2015.

10.15
Hibbett Sports, Inc. 2015 Director Deferred Compensation Plan; incorporated by reference as Exhibit 10.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 12, 2015.

Annual Report to Security Holders
13.1		Fiscal 2016 Annual Report to Stockholders.

Subsidiaries of the Registrant
21
List of Company's Subsidiaries:
1) Hibbett Sporting Goods, Inc., a Delaware Corporation
2) Hibbett Team Sales, Inc., an Alabama Corporation
3) Gift Card Services, LLC., a Virginia Limited Liability Company
4) Hibbett Wholesale, Inc., an Alabama Corporation
5) Hibbett Holdings, LLC, an Alabama Limited Liability Company

Consents of Experts and Counsel
	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)	65

Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)	66
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)	67
	32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	68
Interactive Data Files

The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and        furnished electronically herewith: (i) the Audited Consolidated Balance Sheets at January 30, 2016 and January 31, 2015; (ii) the Audited Consolidated Statements of Operations for the fiscal years ended January 30, 2016, January 31, 2015and February 1, 2014; (iii) the Audited Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2016, January 31, 2015and February 1, 2014; (vi) the Audited Statements of Stockholders' Investment for the fiscal years ended January 30, 2016, January 31, 2015and February 1, 2014; (v) the Notes to Audited Consolidated Financial Statements.

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

HIBBETT SPORTS, INC.

Date: March 28, 2016	By:	/s/ Scott J. Bowman
Scott J. Bowman
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffry O. Rosenthal	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2016
Jeffry O. Rosenthal

/s/ Scott J. Bowman	Senior Vice President and Chief Financial Officer (Principal	March 28, 2016
Scott J. Bowman	Financial and Accounting Officer)

/s/ Michael J. Newsome	Chairman of the Board	March 28, 2016
Michael J. Newsome

/s/ Alton E. Yother	Lead Director	March 28, 2016
Alton E. Yother

/s/ Jane F. Aggers	Director	March 28, 2016
Jane F. Aggers

/s/ Anthony F. Crudele	Director	March 28, 2016
Anthony F. Crudele

/s/ Terrance G. Finley	Director	March 28, 2016
Terrance G. Finley

/s/ Albert C. Johnson	Director	March 28, 2016
Albert C. Johnson

/s/ Carl Kirkland	Director	March 28, 2016
Carl Kirkland

/s/ Ralph T. Parks	Director	March 28, 2016
Ralph T. Parks

/s/ Thomas A. Saunders III	Director	March 28, 2016
Thomas A. Saunders III