Form 10-Q
period 2016-04-30
HIBBETT SPORTS INC
filed 2016-06-07
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of June 1, 2016, were 22,378,506 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	April 30, 2016	January 30, 2016
Current Assets:
Cash and cash equivalents	$73,415	$32,274
Inventories, net	251,841	283,099
Other current assets	15,728	14,995
Total current assets	340,984	330,368

Property and equipment	235,024	231,456
Less accumulated depreciation and amortization	131,578	130,067
Property and equipment, net	103,446	101,389

Other assets, net	8,522	10,615
Total Assets	$452,952	$442,372

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$65,672	$88,456
Accrued payroll expenses	7,821	7,702
Deferred rent	4,058	3,972
Short-term capital lease obligations	500	478
Other accrued expenses	15,132	4,582
Total current liabilities	93,183	105,190

Deferred rent	20,254	19,119
Other liabilities, net	7,104	7,217
Total liabilities	120,541	131,526

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,713,214 and 38,628,385 shares issued at April 30, 2016 and January 30, 2016, respectively	387	386
Paid-in capital	171,517	169,543
Retained earnings	664,489	636,583
Treasury stock, at cost; 16,069,308 and 15,831,926 shares repurchased at April 30, 2016 and January 30, 2016, respectively	(503,982)	(495,666)
Total stockholders' investment	332,411	310,846
Total Liabilities and Stockholders' Investment	$452,952	$442,372

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net sales	$282,092	$269,823
Cost of goods sold, including wholesale, logistics and store occupancy costs	177,090	170,109
Gross profit	105,002	99,714

Store operating, selling and administrative expenses	56,061	51,769
Depreciation and amortization	4,599	4,142
Operating income	44,342	43,803

Interest expense, net	65	70
Income before provision for income taxes	44,277	43,733

Provision for income taxes	16,371	16,325
Net income	$27,906	$27,408

Earnings per share:
Basic	$1.23	$1.10
Diluted	$1.22	$1.09

Weighted average shares outstanding:
Basic	22,780	24,860
Diluted	22,947	25,069

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Cash Flows From Operating Activities:
Net income	$27,906	$27,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,599	4,142
Stock-based compensation	2,149	2,673
Other non-cash adjustments to net income	19	2,076
Decrease in inventories, net	31,258	7,050
Decrease in prepaid expenses	8,053	10,250
Decrease in accounts payable	(22,784)	(9,914)
Changes in other operating assets and liabilities	4,809	347
Net cash provided by operating activities	56,009	44,032

Cash Flows From Investing Activities:
Capital expenditures	(6,780)	(4,946)
Other, net	147	96
Net cash used in investing activities	(6,633)	(4,850)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(7,378)	(7,359)
Payments on capital lease obligations	(113)	(107)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	169	297
Other, net	(913)	(1,321)
Net cash used in financing activities	(8,235)	(8,490)

Net increase in cash and cash equivalents	41,141	30,692
Cash and cash equivalents, beginning of period	32,274	88,397
Cash and cash equivalents, end of period	$73,415	$119,089

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (including the condensed consolidated balance sheet as of January 30, 2016, which has been derived from audited financial statements) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  References to "we," "our," "us" and the "Company" refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed on March 28, 2016.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of April 30, 2016 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed on March 28, 2016.

2. Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09 – Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments.  The ASU is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted.  We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements and disclosures.

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of April 30, 2016, there were no other new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed on March 28, 2016.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of April 30, 2016 and January 30, 2016 (in thousands):

	April 30, 2016			January 30, 2016
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$79	$-	$-	$79	$-	$-
Long-term investments	2,505	-	-	2,562	-	-
Total investments	$2,584	$-	$-	$2,641	$-	$-

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4. Debt

At April 30, 2016, we had two unsecured credit facilities, which are renewable annually in August and November.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  There were 5 days during the thirteen weeks ended April 30, 2016, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $10.9 million and $11.8 million, respectively, and an average interest rate of 2.43%.  At April 30, 2016, a total of $80.0 million was available to us from these facilities.

At January 30, 2016, we had the same two unsecured facilities and corresponding terms as listed above.  There were 36 days during the fifty-two weeks ended January 30, 2016, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $12.9 million and $28.4 million, respectively, and an average interest rate of 2.22%.

5. Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen weeks ended April 30, 2016 and May 2, 2015 were as follows (in thousands):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Stock-based compensation expense by type:
Stock options	$381	$340
Restricted stock unit awards, including performance-based	1,709	2,278
Employee stock purchases	36	37
Director deferred compensation	23	18
Total stock-based compensation expense	2,149	2,673
Income tax benefit recognized	781	985
Stock-based compensation expense, net of income tax	$1,368	$1,688

In the thirteen weeks ended April 30, 2016 and May 2, 2015, we granted the following equity awards:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Stock options	36,041	19,090
Restricted stock unit awards	100,775	69,529
Performance-based restricted stock unit awards	45,300	29,300
Deferred stock units	13,482	11,252

At April 30, 2016, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $10.9 million and the weighted-average period over which such awards are expected to be recognized was 2.8 years.  There are no future compensation costs related to nonvested stock options to be recognized at April 30, 2016.

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), a total of 2,851 and 1,981 shares of our common stock were awarded during the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively, as part of the annual equity award to directors in the first quarter.  The weighted-average grant date fair value of stock options granted during the thirteen weeks ended April 30, 2016 and May 2, 2015 was $10.56 and $17.82 per share, respectively.

Our employee purchases of common stock, the average price per share and the weighted-average grant date fair value of shares purchased through the our employee stock purchase plan were as follow:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Shares purchased	5,617	3,449
Average price per share	$25.70	$41.17
Weighted average fair value at grant date	$6.47	$10.72

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

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Weighted-average shares used in basic computations	22,780	24,860
Dilutive equity awards	167	209
Weighted-average shares used in diluted computations	22,947	25,069

For the thirteen weeks ended April 30, 2016, we excluded 144,148 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.  For the thirteen weeks ended May 2, 2015, we excluded 97,410 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We excluded 69,650 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by April 30, 2016.  Assuming the performance-criteria had been achieved as of April 30, 2016, the incremental dilutive impact would have been 24,281 shares.

7. Stock Repurchase Activity

In November 2015, the Board of Directors (Board) authorized a Stock Repurchase Program (Program) of $300.0 million to repurchase our common stock through February 2, 2019.  The Program replaced an existing program and authorizes repurchases of our common stock in open market or negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.  In addition to the Program, we also acquire shares of our common stock from holders of restricted stock unit awards to satisfy tax withholding requirements due at vesting.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program authorization.

During the thirteen weeks ended April 30, 2016, we repurchased 237,382 shares of our common stock at a cost of $8.3 million, including 25,882 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.9 million.  During the thirteen weeks ended May 2, 2015, we repurchased 194,764 shares of our common stock at a cost of $9.5 million, including 42,552 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $2.1 million.

As of April 30, 2016, we had approximately $292.6 million remaining under the Program for stock repurchases.  Subsequent to April 30, 2016, we have repurchased 265,400 shares of our common stock at a cost of $9.0 million through June 1, 2016.

8. Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At April 30, 2016, the total capital lease obligations were $3.5 million, of which $0.5 million was included in short-term capital lease obligations and $3.0 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At January 30, 2016, the total capital lease obligations were $3.6 million, of which $0.5 million was included in short-term capital lease obligations and $3.1 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended April 30, 2016, we opened 17 stores and closed eight stores increasing our lease commitments by a net of nine retail stores.  The stores we opened have initial lease termination dates between March 2021 and April 2026.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At April 30, 2016 and January 30, 2016, there was $1.1 million and $3.2 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

No material amounts were accrued at April 30, 2016 and January 30, 2016 pertaining to legal proceedings or other contingencies.

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

At April 30, 2016, we had a liability of $1.4 million associated with unrecognized tax benefits.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2013 or by most state taxing jurisdictions for years prior to Fiscal 2012.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Notice Regarding Forward-Looking Statements

This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan" or "estimate."  For example, our forward-looking statements would include:

•	our expectations concerning store growth, locations, types and size;
•	our expectations concerning cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facilities;
•	our estimates and assumptions as they relate to preferable tax and financial accounting methods, accruals, inventory valuations, long-lived assets, store closures, carrying amount and liquidity of financial instruments, fair value of options and other stock-based compensation, economic and useful lives of depreciable assets and leases, income tax liabilities, deferred taxes and uncertain tax positions;
•	our assessment of the materiality and impact on our business of recent accounting pronouncements adopted by the Financial Accounting Standards Board;

•	our assumptions as they relate to pending legal actions and other contingencies; and
•	seasonality and the effect of inflation.

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and prospects may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under "Risk Factors," "Business" and "Properties" in our Form 10-K for the fiscal year ended January 30, 2016 filed with the Securities and Exchange Commission on March 28, 2016.  You should also read such information in conjunction with our unaudited condensed financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

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

General Overview

Hibbett Sports, Inc. is an athletic specialty retailer operating in small to mid-sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  Hibbett Sports stores provide an extensive selection of premium brand footwear, apparel and team sports equipment, emphasizing convenient locations and a high level of customer service.  As of April 30, 2016, we operated a total of 1,053 retail stores in 33 states composed of 1,034 Hibbett Sports stores and 19 Sports Additions athletic shoe stores.  We became a public company in October 1996.

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

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store sales base until it has been open a full 12 months.  During the thirteen weeks ended April 30, 2016, we included 964 stores in comparable store sales.

Executive Summary

Net sales for the thirteen weeks ended April 30, 2016, increased 4.6% to $282.1 million compared with $269.8 million for the thirteen weeks ended May 2, 2015.  Comparable store sales increased 1.1%, due to improved performance in apparel and positive results in footwear, especially in the lifestyle category.  Gross profit was 37.2% of net sales for the thirteen weeks ended April 30, 2016, compared with 37.0% for the thirteen weeks ended May 2, 2015.  The increase in gross profit was due to efficiencies gained from our markdown optimization system, leverage gained from store occupancy due to favorable utility costs and leverage gained from logistics costs due to lower fuel prices.

During the first quarter of Fiscal 2017, we opened 17 new stores, expanded one high performing store and closed eight underperforming stores, bringing the store base to 1,053 in 33 states as of April 30, 2016.  We ended the first quarter of Fiscal 2017 with $73.4 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 0.2 million shares of our common stock for a total expenditure of $8.3 million during the thirteen weeks ended April 30, 2016.

Significant Accounting Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our significant accounting policies and estimates are described more fully in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, as filed on March 28, 2016.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended April 30, 2016, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Statements of Operations
Net sales increase	4.6%	3.0%
Comparable store sales increase (decrease)	1.1%	-0.9%
Gross profit (as a % to net sales)	37.2%	37.0%
Store operating, selling and administrative expenses (as a % to net sales)	19.9%	19.2%
Depreciation and amortization (as a % to net sales)	1.6%	1.5%
Provision for income taxes (as a % to net sales)	5.8%	6.1%
Net income (as a % to net sales)	9.9%	10.2%

Earnings per diluted share	$1.22	$1.09
Weighted-average dilutive shares (in thousands)	22,947	25,069

Balance Sheets
Ending cash and cash equivalents (in thousands)	$73,415	$119,089
Average inventory per store	$239,166	$233,125

Store Information
Beginning of period	1,044	988
New stores opened	17	15
Stores closed	(8)	(2)
End of period	1,053	1,001

Stores expanded	1	3
Estimated square footage at end of period (in thousands)	6,019	5,724

Share Repurchase Activity
Shares purchased	237,382	194,764
Cost (in thousands)	$8,316	$9,464

Thirteen Weeks Ended April 30, 2016 Compared to Thirteen Weeks Ended May 2, 2015

Net sales.  Net sales increased $12.3 million, or 4.6%, to $282.1 million for the thirteen weeks ended April 30, 2016 from $269.8 million for the comparable period in the prior year.  Furthermore:

•	We opened 17 Hibbett Sports stores, expanded one high performing store and closed eight underperforming stores.
•	New stores drove the increase in net sales, while comparable stores increased 1.1% due to improved performance in apparel and positive results in footwear.
•	Apparel was driven by an overall improvement in assortments and depth of inventory as well as especially strong sales in men's activewear.
•	Footwear was driven by strong sales in lifestyle, while performance running had weaker results.
•	Cleats achieved positive results driven by football, softball and track, partially offset by weaker sales in baseball.
•	Equipment had weaker results due to slower sales in baseball, football and fitness, partially offset by positive results in softball and soccer.
•	Licensed product sales, while improved, were negative year over year. Strong performers were headwear and NFL apparel related to the Super Bowl.

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $105.0 million, or 37.2% of net sales, in the thirteen weeks ended April 30, 2016, compared with $99.7 million, or 37.0% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Product margin increased 20 basis point as a percentage of net sales due to managing promotions and realizing benefits from our markdown optimization system.
•	Wholesale and logistics expenses decreased 6 basis points as a percentage of net sales primarily due to decreased fuel costs.
•	Store occupancy expense decreased 1 basis point as a percentage of net sales and was positively impacted by a decrease in utility costs.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $56.1million, or 19.9% of net sales, for the thirteen ended April 30, 2016, compared to $51.8 million, or 19.2% of net sales, for the comparable period a year ago.  Furthermore:

•	Store labor cost increased 34 basis points as a percentage of net sales due to decreased leverage associated with lower comparable store sales. Administrative salaries increased 14 basis points as a percentage of net sales due to decreased leverage associated with lower comparable store sales and an increase in headcount related to our omni-channel initiative.
•	Stock-based compensation decreased 23 basis points as a percentage of net sales due to higher forfeitures and a change in the expected achievement of certain performance-based awards.

Depreciation and amortization.  Depreciation and amortization increased 9 basis points as a percentage of net sales for the thirteen weeks ended April 30, 2016.  This increase was mainly due to the capitalization of IT initiatives and an increase in new stores.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.0% and 37.3% for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.  The decrease in rate was mainly due to the benefit from federal and state tax credits.

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

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $51.8 million, or 19.2% of net sales, for the thirteen weeks ended May 2, 2015, compared to $49.0 million, or 18.7% of net sales, for the comparable period in the prior year.  Furthermore:

•	Store labor costs increased 18 basis points as a percentage of net sales, and administrative salaries and benefits increased 9 basis points as a percentage of net sales due to decreased leverage associated with lower comparable sales.
•	IT costs increased 9 basis points as a percentage of net sales due to spending on major initiatives, including an initiative to upgrade our point-of-sale system in all stores. Supplies increased 9 basis points as a percentage of net sales due to a bulk order of window signage purchased in the first quarter of Fiscal 2016.
•	Net advertising costs increased 8 basis points as a percentage of net sales due to a slight change in the timing of spending, and due to decreased leverage associated with lower comparable sales.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net cash provided by operating activities	$56,009	$44,032
Net cash used in investing activities	(6,633)	(4,850)
Net cash used in financing activities	(8,235)	(8,490)
Net increase in cash and cash equivalents	$41,141	$30,692

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as spring sports, back-to-school and winter holidays.  Inventory levels are reduced following peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $56.0 million for the thirteen weeks ended April 30, 2016 compared with net cash provided by operating activities of $44.0 million for the thirteen weeks ended May 2, 2015.  The primary providers of cash were net income ($27.9 million) and a decrease in net inventories ($31.3 million).  The decrease in net inventories was due to seasonally higher sales in the quarter, and excess inventory returned to vendors.  This was partially offset by a $22.8 million decrease in accounts payable due to lower merchandise receipts at the end of the quarter and excess merchandise returned to vendors.  Prepaid expenses provided cash of $8.1 million primarily resulting from the timing of income tax payments.  Accounts payable and net inventories fluctuate between quarters due to the seasonality of purchases.

Investing Activities.

Net cash used in investing activities in the thirteen weeks ended April 30, 2016 totaled $6.6 million compared with net cash used in investing activities of $4.9 million in the thirteen weeks ended May 2, 2015.  Capital expenditures used $6.8 million of cash in the thirteen weeks ended April 30, 2016 versus $4.9 million of cash in the thirteen weeks ended May 2, 2015.  Capital expenditures were used mainly to open new stores, as well as remodel, expand or relocate existing stores.  We opened 17 new stores and relocated, expanded or remodeled two existing stores during the thirteen weeks ended April 30, 2016 as compared to opening 15 new stores and remodeling, relocating or expanding three existing stores during the thirteen weeks ended May 2, 2015.

We estimate the cash outlay for capital expenditures in the fiscal year ending January 28, 2017 will be approximately $35 million to $40 million, which relates to expenditures for information system infrastructure and upgrades (including our omni-channel initiative), the opening of new stores; the remodeling, relocation or expansion of selected existing stores and other departmental needs.  Of the total budgeted dollars for capital expenditures for Fiscal 2017, we anticipate that approximately $16 million to $18 million will be related to our omni-channel initiative.

Financing Activities.

Net cash used in financing activities was $8.2 million in the thirteen weeks ended April 30, 2016 compared to net cash used in financing activities of $8.5 million in the prior year period.  The decrease was primarily due to less cash required to settle equity award holder's tax liability in the thirteen weeks ended April 30, 2016.  During the thirteen weeks ended April 30, 2016, we repurchased $8.3 million of our common stock, including $0.9 million from holders of restricted stock unit awards to satisfy tax withholding requirements.  See Note 7, "Stock Repurchase Activity".

At April 30, 2016, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew annually in August and November, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We had no debt outstanding under either of these facilities as of April 30, 2016.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of April 30, 2016.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

We also have financial institutions that are committed to provide loans under our revolving credit facilities.  There is a risk that these institutions cannot deliver against these obligations.  For a further discussion of this risk and risks related to our deposits, see "Risk Factors" in our Form 10-K for the fiscal year ended January 30, 2016.

Interest Rate Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the Securities and Exchange Commission on March 28, 2016.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 30, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended April 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at April 30, 2016 or January 30, 2016.

ITEM 1A. Risk Factors.

We operate in an environment that involves a number of risks and uncertainties which are described in our Form 10-K for the year ended January 30, 2016.  If any of the risks described in our Fiscal 2016 Form 10-K were to actually occur, our business, operating results and financial results could be adversely affected.  There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended January 30, 2016.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended April 30, 2016 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
January 31, 2016 to February 27, 2016	-	$-	-	$300,000
February 28, 2016 to April 2, 2016	67,982	$35.96	42,100	$298,494
April 3, 2016 to April 30, 2016	169,400	$34.66	169,400	$292,622
Total	237,382	$35.03	211,500	$292,622

(1)	In November 2015, the Board authorized a Stock Repurchase Program (Program) of $300.0 million to repurchase our common stock through February 2, 2019 that replaced an existing authorization. See Note 7, "Stock Repurchase Activity".

ITEM 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT SPORTS, INC.

Date: June 7, 2016	By:	/s/ Scott J. Bowman
Scott J. Bowman
Senior Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws
3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.

Form of Stock Certificate
4.1		Form of Stock Certificate; attached as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on September 26, 2007.

Material Agreements
10.1		2016 Executive Officer Cash Bonus Plan; incorporated by reference as Appendix A to the Registrant's Proxy Statement filed with the Securities and Exchange Commission on April 21, 2016.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at April 30, 2016 and January 30, 2016; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen weeks ended April 30, 2016 and May 2, 2015; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 30, 2016 and May 2, 2015; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within