Form 10-Q
period 2016-07-30
HIBBETT SPORTS INC
filed 2016-09-07
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of September 1, 2016, were 21,987,475 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	July 30, 2016	January 30, 2016
Current Assets:
Cash and cash equivalents	$45,887	$32,274
Inventories, net	292,906	283,099
Other current assets	15,806	14,995
Total current assets	354,599	330,368

Property and equipment	236,465	231,456
Less accumulated depreciation and amortization	131,874	130,067
Property and equipment, net	104,591	101,389

Other assets, net	9,891	10,615
Total Assets	$469,081	$442,372

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$105,239	$88,456
Accrued payroll expenses	6,991	7,702
Deferred rent	4,438	3,972
Short-term capital lease obligations	523	478
Other accrued expenses	5,905	4,582
Total current liabilities	123,096	105,190

Deferred rent	20,396	19,119
Other liabilities, net	6,896	7,217
Total liabilities	150,388	131,526

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,719,011 and 38,628,385 shares issued at July 30, 2016 and January 30, 2016, respectively	387	386
Paid-in capital	172,666	169,543
Retained earnings	670,999	636,583
Treasury stock, at cost; 16,689,763 and 15,831,926 shares repurchased at July 30, 2016 and January 30, 2016, respectively	(525,359)	(495,666)
Total stockholders' investment	318,693	310,846
Total Liabilities and Stockholders' Investment	$469,081	$442,372

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$206,933	$199,261	$489,026	$469,085
Cost of goods sold, including wholesale, logistics and store occupancy costs	138,676	134,082	315,767	304,192
Gross profit	68,257	65,179	173,259	164,893

Store operating, selling and administrative expenses	53,501	50,181	109,562	101,951
Depreciation and amortization	4,638	4,276	9,238	8,418
Operating income	10,118	10,722	54,459	54,524

Interest expense, net	62	65	127	134
Income before provision for income taxes	10,056	10,657	54,332	54,390

Provision for income taxes	3,546	3,626	19,916	19,950
Net income	$6,510	$7,031	$34,416	$34,440

Earnings per share:
Basic	$0.29	$0.29	$1.53	$1.39
Diluted	$0.29	$0.28	$1.52	$1.38

Weighted average shares outstanding:
Basic	22,281	24,533	22,531	24,697
Diluted	22,442	24,710	22,695	24,889

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
Cash Flows From Operating Activities:
Net income	$34,416	$34,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,238	8,418
Stock-based compensation	3,096	3,617
Other non-cash adjustments to net income	49	308
Increase in inventories, net	(9,807)	(10,932)
Increase in prepaid expenses	(273)	(6,382)
Increase in accounts payable	16,783	12,463
Changes in other operating assets and liabilities	2,167	492
Net cash provided by operating activities	55,669	42,424

Cash Flows From Investing Activities:
Capital expenditures	(12,677)	(9,304)
Other, net	143	177
Net cash used in investing activities	(12,534)	(9,127)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(28,754)	(35,282)
Payments on capital lease obligations	(227)	(217)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	321	381
Other, net	(862)	(1,274)
Net cash used in financing activities	(29,522)	(36,392)

Net increase (decrease) in cash and cash equivalents	13,613	(3,095)
Cash and cash equivalents, beginning of period	32,274	88,397
Cash and cash equivalents, end of period	$45,887	$85,302

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed on March 28, 2016.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of July 30, 2016 and the results of our operations and cash flows for the periods presented.

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

In March 2016, the FASB issued ASU 2016-09 – Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments.  The ASU is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted.  While we expect the treatment of excess tax benefits and tax shortfalls will increase volatility in our consolidated financial statements, we continue to evaluate the impact that the adoption of this standard will have on our consolidated financial statements and disclosures.

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of July 30, 2016, there were no other new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed on March 28, 2016.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of July 30, 2016 and January 30, 2016 (in thousands):

	July 30, 2016			January 30, 2016
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$79	$-	$-	$79	$-	$-
Long-term investments	2,550	-	-	2,562	-	-
Total investments	$2,629	$-	$-	$2,641	$-	$-

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4. Debt

At July 30, 2016, we had two unsecured credit facilities, which are renewable annually in August and November.  The August facility allows for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  There was one day during the thirteen weeks ended July 30, 2016, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $1.4 million and an average interest rate of 2.47%.  There were six days during the twenty-six weeks ended July 30, 2016, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $9.3 million and $11.8 million, respectively, and an average interest rate of 2.43%.  We had no debt outstanding under either of these facilities as of July 30, 2016.  At July 30, 2016, a total of $80.0 million was available to us from these facilities.

At January 30, 2016, we had the same two unsecured facilities and corresponding terms as listed above.  There were 36 days during the fifty-two weeks ended January 30, 2016, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $12.9 million and $28.4 million, respectively, and an average interest rate of 2.22%.

Subsequent to July 30, 2016, we renewed our existing August facility of $30.0 million with an interest rate at one month LIBOR plus 2.0%.  The renewal was effective August 19, 2016 and will expire on August 31, 2017.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

5. Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Stock-based compensation expense by type:
Stock options	$3	$18	$384	$359
Restricted stock unit awards, including performance-based	898	887	2,607	3,165
Employee stock purchases	22	21	58	58
Director deferred compensation	24	18	47	35
Total stock-based compensation expense	947	944	3,096	3,617
Income tax benefit recognized	344	346	1,125	1,331
Stock-based compensation expense, net of income tax	$603	$598	$1,971	$2,286

In the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, we granted the following equity awards:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Stock options	318	1,138	36,359	20,228
Restricted stock unit awards	-	-	100,775	69,529
Performance-based restricted stock unit awards	-	-	45,300	29,300
Deferred stock units	674	376	14,156	11,628

At July 30, 2016, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $10.0 million and the weighted-average period over which such awards are expected to be recognized was 2.6 years.  There are no future compensation costs related to nonvested stock options to be recognized at July 30, 2016.

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), no shares of our common stock were awarded during the thirteen weeks ended July 30, 2016 and August 1, 2015.  A total of 2,851 and 1,981 shares of our common stock were awarded during the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively, as part of the annual equity award to directors in the first quarter.

The weighted-average grant date fair value of stock options granted during the thirteen and twenty-six weeks ended July 30, 2016 was $9.88 and $10.56 per share, respectively.  The weighted-average grant date fair value of stock options granted during the thirteen and twenty-six weeks ended August 1, 2015 was $16.14 and $17.73 per share, respectively.

Our employee purchases of common stock, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follow:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Shares purchased	3,021	2,042	8,638	5,491
Average price per share	$29.57	$39.59	$27.05	$40.58
Weighted average fair value at grant date	$7.49	$10.23	$6.83	$10.54

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Weighted-average shares used in basic computations	22,281	24,533	22,531	24,697
Dilutive equity awards	161	177	164	192
Weighted-average shares used in diluted computations	22,442	24,710	22,695	24,889

For the thirteen weeks ended July 30, 2016, we excluded 144,148 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.  For the thirteen weeks ended August 1, 2015, we excluded 99,586 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We excluded 69,650 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by July 30, 2016.  Assuming the performance-criteria had been achieved as of July 30, 2016, the incremental dilutive impact would have been 29,067 shares.

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

During the thirteen weeks ended July 30, 2016, we repurchased 620,455 shares of our common stock at a cost of $21.4 million.  During the twenty-six weeks ended July 30, 2016, we repurchased 857,837 shares of our common stock at a cost of $29.7 million, including 25,882 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.9 million.

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

As of July 30, 2016, we had approximately $271.2 million remaining under the Program for stock repurchases.

8. Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At July 30, 2016, the total capital lease obligations were $3.4 million, of which $0.5 million was included in short-term capital lease obligations and $2.9 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At January 30, 2016, the total capital lease obligations were $3.6 million, of which $0.5 million was included in short-term capital lease obligations and $3.1 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended July 30, 2016, we opened 14 stores and closed eight stores increasing our lease commitments by a net of six retail stores.  The stores we opened have initial lease termination dates between May 2021 and October 2026.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At July 30, 2016 and January 30, 2016, there was $2.1 million and $3.2 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

No material amounts were accrued at July 30, 2016 and January 30, 2016 pertaining to legal proceedings or other contingencies.

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

At July 30, 2016, we had a liability of $1.3 million associated with unrecognized tax benefits.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2014 or by most state taxing jurisdictions for years prior to Fiscal 2013.

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

General Overview

Hibbett Sports, Inc. is an athletic specialty retailer operating in small to mid-sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  Hibbett Sports stores provide an extensive selection of premium branded footwear, apparel and team sports equipment, emphasizing convenient locations and a high level of customer service.  As of July 30, 2016, we operated a total of 1,059 retail stores in 33 states composed of 1,040 Hibbett Sports stores and 19 Sports Additions athletic shoe stores.  We became a public company in October 1996.

The Hibbett Sports store is our primary retail format and growth vehicle and is an approximately 5,000 square foot store located primarily in strip centers which are frequently influenced by a Wal-Mart store.  Approximately 83% of our Hibbett Sports store base is located in strip centers, which include free-standing stores, while approximately 17% of our Hibbett Sports store base is located in enclosed malls.  We expect to continue our store base growth in strip centers versus enclosed malls.

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

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  We included 971 stores and 956 stores in comparable store sales for the thirteen weeks and twenty-six weeks ended July 30, 2016, respectively.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store sales base until it has been open a full 12 months.

Executive Summary

Net sales for the thirteen weeks ended July 30, 2016, increased 3.9% to $206.9 million compared with $199.3 million for the thirteen weeks ended August 1, 2015.  Comparable store sales increased 0.8%, with strong performance in footwear, cleats and accessories.  Gross profit was 33.0% of net sales for the thirteen weeks ended July 30, 2016, compared with 32.7% for the thirteen weeks ended August 1, 2015.  The increase in gross profit was due to an improvement in our merchandise margin rate and leverage gained from logistics costs due to labor efficiencies and lower fuel prices.

Net sales for the twenty-six weeks ended July 30, 2016, increased 4.3% to $489.0 million compared with $469.1 million for the twenty-six weeks ended August 1, 2015.  Comparable store sales increased 1.1%, due to strong performance in footwear and cleats, and improved performance in apparel.  Gross profit was 35.4% of net sales for the twenty-six weeks ended July 30, 2016, compared with 35.2% for the twenty-six weeks ended August 1, 2015.  The increase in gross profit was due to an improvement in our merchandise margin rate, efficiencies gained from our markdown optimization system, and leverage gained from logistics costs due to lower fuel prices.

During the second quarter of Fiscal 2017, we opened 14 new stores, expanded one high performing store and closed eight underperforming stores, bringing the store base to 1,059 in 33 states as of July 30, 2016.  We ended the second quarter of Fiscal 2017 with $45.9 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 0.6 million shares of our common stock for a total expenditure of $21.4 million during the thirteen weeks ended July 30, 2016.

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

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended July 30, 2016, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Statements of Operations
Net sales increase	3.9%	2.8%	4.3%	2.9%
Comparable store sales increase (decrease)	0.8%	-1.1%	1.1%	-1.0%
Gross profit (as a % to net sales)	33.0%	32.7%	35.4%	35.2%
Store operating, selling and administrative expenses (as a % to net sales)	25.9%	25.2%	22.4%	21.7%
Depreciation and amortization (as a % to net sales)	2.2%	2.2%	1.9%	1.8%
Provision for income taxes (as a % to net sales)	1.7%	1.8%	4.1%	4.3%
Net income (as a % to net sales)	3.2%	3.5%	7.0%	7.3%

Earnings per diluted share	$0.29	$0.28	$1.52	$1.38
Weighted-average dilutive shares (in thousands)	22,442	24,710	22,695	24,889

Balance Sheets
Ending cash and cash equivalents (in thousands)	$45,887	$85,302
Average inventory per store	$276,587	$247,870

Store Information
Beginning of period	1,053	1,001	1,044	988
New stores opened	14	16	31	31
Stores closed	(8)	(3)	(16)	(5)
End of period	1,059	1,014	1,059	1,014

Stores expanded	1	4	2	7
Estimated square footage at end of period (in thousands)	6,050	5,799

Share Repurchase Activity
Shares purchased	620,455	601,455	857,837	796,219
Cost (in thousands)	$21,376	$27,938	$29,693	$37,402

Thirteen Weeks Ended July 30, 2016 Compared to Thirteen Weeks Ended August 1, 2015

Net sales.  Net sales increased $7.7 million, or 3.9%, to $206.9 million for the thirteen weeks ended July 30, 2016 from $199.3 million for the comparable period in the prior year.  Furthermore:

•	We opened 14 Hibbett Sports stores, expanded one high performing store and closed eight underperforming stores.
•	New stores drove the increase in net sales, while comparable stores increased 0.8% with strong sales in footwear, cleats and accessories.
•	Apparel was negative for the quarter, reflecting challenges in performance related merchandise, partially offset by improvements in our lifestyle offering. Men's apparel was strong, driven by lifestyle products, which offset declines in performance product. Women's apparel continues to be our most challenging category.
•	Footwear was driven by strong sales in basketball and lifestyle, while performance running had weaker results.
•	Cleats achieved positive results driven by football, baseball, softball and soccer.
•	Equipment had weaker results due to slower sales in baseball, football and fitness, partially offset by positive results in softball and soccer.

•	Licensed product sales were slightly negative year over year. Strong performers were in NBA driven by the NBA Championship, as well as branded headwear. Weaker performers were in MLB and College.

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $68.3 million, or 33.0% of net sales, in the thirteen weeks ended July 30, 2016, compared with $65.2 million, or 32.7% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Merchandise margin rate increased 23 basis points as a percentage of net sales due to improved promotional management and realization of benefits from our markdown optimization system.
•	Wholesale and logistics expenses decreased 20 basis points as a percentage of net sales primarily due to labor efficiencies and decreased fuel costs.
•	Store occupancy expense increased 16 basis points as a percentage of net sales primarily due to higher rent costs impacted by lower comparable store sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $53.5 million, or 25.9% of net sales, for the thirteen weeks ended July 30, 2016, compared to $50.2 million, or 25.2% of net sales, for the comparable period a year ago.  Furthermore:

•	Store labor cost increased 24 basis points as a percentage of net sales due to comparable store sales being less than the required percentage to leverage this expense. Administrative salaries increased 43 basis points as a percentage of net sales primarily due to an increase in headcount related to our omni-channel initiative.
•	Casualty loss/recoveries decreased 27 basis points as a percentage of net sales due to property insurance settlements, partially offset by an increase in credit card fees of 19 basis points due to increased fraudulent customer transactions.

Depreciation and amortization.  Depreciation and amortization increased 9 basis points as a percentage of net sales for the thirteen weeks ended July 30, 2016.  This increase was mainly due to new stores and the capitalization of IT initiatives.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 35.3% and 34.0% for the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively.  The increase in rate resulted primarily from a favorable adjustment in the thirteen weeks ended August 1, 2015, related to federal tax credits.

Twenty-Six Weeks Ended July 30, 2016 Compared to Twenty-Six Weeks Ended August 1, 2015

Net sales.  Net sales increased $19.9 million, or 4.3%, to $489.0 million for the twenty-six weeks ended July 30, 2016 from $469.1 million for the comparable period in the prior year.  Furthermore:

•	We opened 31 Hibbett Sports stores, expanded two high performing stores and closed 16 underperforming stores.
•	New stores drove the increase in net sales, while comparable stores increased 1.1% due to positive results in footwear and cleats, and improved performance in apparel.
•	Improvement in apparel was driven by better assortments and depth of inventory, and especially strong sales in men's activewear.
•	Footwear was driven by strong sales in lifestyle and basketball, while performance running had weaker results.
•	Cleats achieved positive results driven by strong performance in football, softball and track, partially offset by weaker sales in baseball.
•	Equipment had weaker results due to slower sales in baseball, football and fitness, partially offset by positive results in softball and soccer.
•	Licensed product sales, while improved, were negative year over year. Strong performers were in NBA driven by the NBA championship, NFL driven by the Super Bowl, and Branded Headwear.

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $173.3 million, or 35.4% of net sales, in the twenty-six weeks ended July 30, 2016, compared with $164.9 million, or 35.2% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Merchandise margin increased 22 basis points as a percentage of net sales due to improved promotional management and realization of benefits from our markdown optimization system.
•	Wholesale and logistics expenses decreased 13 basis points as a percentage of net sales primarily due to decreased fuel costs.
•	Store occupancy expense increased 6 basis points as a percentage of net sales primarily due to higher rent costs and lower comparable store sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $109.6 million, or 22.4% of net sales, for the twenty-six weeks ended July 30, 2016, compared to $102.0 million, or 21.7% of net sales, for the comparable period a year ago.  Furthermore:

•	Store labor cost increased 29 basis points as a percentage of net sales due to comparable store sales being less than the required percentage to leverage this expense. Administrative salaries increased 26 basis points as a percentage of net sales due to decreased leverage associated with lower comparable store sales and an increase in headcount related to our omni-channel initiative.
•	Stock-based compensation decreased 14 basis points as a percentage of net sales due to higher forfeitures and a change in the expected achievement of certain performance-based awards.

Depreciation and amortization.  Depreciation and amortization increased 10 basis points as a percentage of net sales for the twenty-six weeks ended July 30, 2016.  This increase was mainly due to new stores and the capitalization of IT initiatives.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.7% for the twenty-six weeks ended July 30, 2016 and August 1, 2015.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
Net cash provided by operating activities	$55,669	$42,424
Net cash used in investing activities	(12,534)	(9,127)
Net cash used in financing activities	(29,522)	(36,392)
Net increase (decrease) in cash and cash equivalents	$13,613	$(3,095)

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as spring sports, back-to-school and winter holidays.  Inventory levels are reduced following peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $55.7 million for the twenty-six weeks ended July 30, 2016 compared with net cash provided by operating activities of $42.4 million for the twenty-six weeks ended August 1, 2015.  The primary providers of cash were net income ($34.4 million) and an increase in accounts payable ($16.8 million).  The increase in accounts payable was due to seasonally higher purchases in the quarter in advance of back-to-school, which was partially offset by an increase in net inventories.  Accounts payable and net inventories fluctuate between quarters due to the seasonality of purchases.

Investing Activities.

Net cash used in investing activities in the twenty-six weeks ended July 30, 2016 totaled $12.5 million compared with net cash used in investing activities of $9.1 million in the twenty-six weeks ended August 1, 2015.  Capital expenditures used $12.7 million of cash in the twenty-six weeks ended July 30, 2016 versus $9.3 million of cash in the twenty-six weeks ended August 1, 2015.  Capital expenditures were used mainly to open new stores, as well as remodel, expand or relocate existing stores.  We opened 31 new stores and relocated, expanded or remodeled 3 existing stores during the twenty-six weeks ended July 30, 2016 as compared to opening 31 new stores and remodeling, relocating or expanding 7 existing stores during the twenty-six weeks ended August 1, 2015.

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

Financing Activities.

Net cash used in financing activities was $29.5 million in the twenty-six weeks ended July 30, 2016 compared to net cash used in financing activities of $36.4 million in the prior year period.  The decrease was primarily due to lower stock repurchases in the twenty-six weeks ended July 30, 2016.  During the twenty-six weeks ended July 30, 2016, we repurchased $28.8 million of our common stock, including $0.9 million from restricted stock settlements to satisfy tax withholding requirements.  See Note 7, "Stock Repurchase Activity".

At July 30, 2016, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew annually in August and November, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We had no debt outstanding under either of these facilities as of July 30, 2016.  Subsequent to July 30, 2016, we renewed our existing August facility of $30.0 million which was effective August 19, 2016 and will expire on August 31, 2017.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of July 30, 2016.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 30, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended July 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at July 30, 2016 or January 30, 2016.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended July 30, 2016 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
May 1, 2016 to May 28, 2016	241,400	$33.98	241,400	$284,418
May 29, 2016 to July 2, 2016	290,000	$34.47	290,000	$274,423
July 3, 2016 to July 30, 2016	89,055	$35.67	89,055	$271,246
Total	620,455	$34.45	620,455	$271,246

(1)	In November 2015, the Board authorized a Stock Repurchase Program (Program) of $300.0 million to repurchase our common stock through February 2, 2019 that replaced an existing authorization. See Note 7, "Stock Repurchase Activity".

ITEM 6.	Exhibits.

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT SPORTS, INC.

Date: September 7, 2016	By:	/s/ Scott J. Bowman
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

Material Agreements
10.1
Promissory Note – Regions Bank Line of Credit; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2016.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at July 30, 2016 and January 30, 2016; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 30, 2016 and August 1, 2015; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within