Form 10-Q
period 2016-10-29
HIBBETT SPORTS INC
filed 2016-12-07
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of December 2, 2016, were 21,962,107 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	October 29, 2016	January 30, 2016
Current Assets:
Cash and cash equivalents	$41,195	$32,274
Inventories, net	292,461	283,099
Other current assets	16,557	14,995
Total current assets	350,213	330,368

Property and equipment	241,881	231,456
Less accumulated depreciation and amortization	135,280	130,067
Property and equipment, net	106,601	101,389

Other assets, net	10,087	10,615
Total Assets	$466,901	$442,372

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$85,710	$88,456
Accrued payroll expenses	10,487	7,702
Deferred rent	4,467	3,972
Short-term capital lease obligations	545	478
Other accrued expenses	5,923	4,582
Total current liabilities	107,132	105,190

Deferred rent	20,716	19,119
Other liabilities, net	6,880	7,217
Total liabilities	134,728	131,526

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,724,989 and 38,628,385 shares issued at October 29, 2016 and January 30, 2016, respectively	387	386
Paid-in capital	173,483	169,543
Retained earnings	685,603	636,583
Treasury stock, at cost; 16,743,282 and 15,831,926 shares repurchased at October 29, 2016 and January 30, 2016, respectively	(527,300)	(495,666)
Total stockholders' investment	332,173	310,846
Total Liabilities and Stockholders' Investment	$466,901	$442,372

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$237,006	$228,301	$726,031	$697,385
Cost of goods sold, including wholesale, logistics and store occupancy costs	153,181	145,949	468,947	450,140
Gross profit	83,825	82,352	257,084	247,245

Store operating, selling and administrative expenses	55,853	48,255	165,415	150,206
Depreciation and amortization	4,799	4,238	14,036	12,656
Operating income	23,173	29,859	77,633	84,383

Interest expense, net	60	67	187	201
Income before provision for income taxes	23,113	29,792	77,446	84,182

Provision for income taxes	8,509	11,115	28,426	31,065
Net income	$14,604	$18,677	$49,020	$53,117

Earnings per share:
Basic	$0.66	$0.79	$2.19	$2.18
Diluted	$0.66	$0.79	$2.18	$2.17

Weighted average shares outstanding:
Basic	21,989	23,607	22,350	24,333
Diluted	22,186	23,777	22,525	24,519

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Cash Flows From Operating Activities:
Net income	$49,020	$53,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,036	12,656
Stock-based compensation	3,771	4,489
Other non-cash adjustments to net income	96	(303)
Increase in inventories, net	(9,362)	(36,530)
Increase in prepaid expenses	(1,095)	(4,520)
(Decrease) increase in accounts payable	(2,746)	26,224
Changes in other operating assets and liabilities	6,108	4,071
Net cash provided by operating activities	59,828	59,204

Cash Flows From Investing Activities:
Capital expenditures	(19,554)	(15,616)
Other, net	82	345
Net cash used in investing activities	(19,472)	(15,271)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(30,691)	(85,824)
Payments on capital lease obligations	(344)	(327)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	458	530
Other, net	(858)	(1,256)
Net cash used in financing activities	(31,435)	(86,877)

Net increase (decrease) in cash and cash equivalents	8,921	(42,944)
Cash and cash equivalents, beginning of period	32,274	88,397
Cash and cash equivalents, end of period	$41,195	$45,453

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed on March 28, 2016.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of October 29, 2016 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed on March 28, 2016.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers.  This ASU updates accounting guidance on revenue recognition.  In August 2015, the FASB provided a one-year deferral of the effective date for annual and interim reporting periods beginning after December 15, 2017.  The FASB has also issued clarification guidance as it relates to principal versus agent considerations for revenue recognition purposes and clarification guidance on other various considerations related to the new revenue recognition guidance.  Additionally, during April 2016, the FASB issued further clarification guidance related to identifying performance obligations and licensing.  We will adopt this ASU in the first quarter of Fiscal 2019.  We continue to evaluate the impact of the new standard and available adoption methods on our consolidated financial statements.  The standard will result in the implementation of new processes and internal controls over revenue recognition in certain areas, but the overall impact is not expected to be material.

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

In February 2016, the FASB issued ASU 2016-02 – Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees.  The new guidance requires lessees to recognize assets and liabilities related to certain operating leases on the balance sheet and also requires additional disclosures by lessees. We will adopt this ASU in the first quarter of Fiscal 2020.  We expect to report higher assets and liabilities as a result of including additional leases on the consolidated balance sheet because we are party to a significant number of lease contracts.  We are currently evaluating the impact this change in accounting will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 – Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The new guidance eliminates the concept of additional paid-in-capital pools for stock-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows.  The new guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest.  Additionally, the new guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate.  We will adopt this ASU in the first quarter of Fiscal 2017 and expect to elect to account for forfeitures of stock-based awards when they occur.  We believe the change will increase the volatility of income tax expense in our consolidated financial statements.  We continue to evaluate the impact that the adoption of this standard will have on our consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.  This new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interest in securitizations.  The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item.  This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of October 29, 2016, there were no other new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed on March 28, 2016.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of October 29, 2016 and January 30, 2016 (in thousands):

	October 29, 2016			January 30, 2016
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$79	$-	$-	$79	$-	$-
Long-term investments	2,634	-	-	2,562	-	-
Total investments	$2,713	$-	$-	$2,641	$-	$-

   Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4. Debt

At October 29, 2016, we had two unsecured credit facilities, which are renewable annually in August and November.  The August facility allows for borrowings up to $30.0 million with an interest rate at one month LIBOR plus 2.0%.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  We did not incur any borrowings under our facilities during the thirteen weeks ended October 29, 2016.  There were six days during the thirty-nine weeks ended October 29, 2016, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $9.3 million and $11.8 million, respectively, and an average interest rate of 2.43%.  We had no debt outstanding under either of these facilities as of October 29, 2016.  At October 29, 2016, a total of $80.0 million was available to us from these facilities.

At January 30, 2016, we had the same two unsecured facilities and corresponding terms as listed above, with the exception of the August facility whose interest rate was equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  There were 36 days during the fifty-two weeks ended January 30, 2016, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $12.9 million and $28.4 million, respectively, and an average interest rate of 2.22%.

Subsequent to October 29, 2016, we renewed our existing November facility of $50.0 million with an interest rate of prime plus 2%.  The renewal was effective November 18, 2016 and will expire on November 18, 2017.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

5. Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Stock-based compensation expense by type:
Stock options	$-	$16	$384	$375
Restricted stock unit awards, including performance-based	629	815	3,237	3,980
Employee stock purchases	22	23	80	81
Director deferred compensation	24	18	70	53
Total stock-based compensation expense	675	872	3,771	4,489
Income tax benefit recognized	240	316	1,363	1,645
Stock-based compensation expense, net of income tax	$435	$556	$2,408	$2,844

In the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015, we granted the following equity awards:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Stock options	-	1,515	36,359	21,743
Restricted stock unit awards	-	-	100,775	69,529
Performance-based restricted stock unit awards	-	-	45,300	29,300
Deferred stock units	588	500	14,744	12,128

At October 29, 2016, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $8.7 million and the weighted-average period over which such awards are expected to be recognized was 2.4 years.  There are no future compensation costs related to nonvested stock options to be recognized at October 29, 2016.

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), no shares of our common stock were awarded during the thirteen weeks ended October 29, 2016 and October 31, 2015.  A total of 2,851 and 1,981 shares of our common stock were awarded during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively, as part of the annual equity award to directors in the first quarter.

There were no stock options granted during the thirteen weeks ended October 29, 2016.  The weighted-average grant date fair value of stock options granted during the thirteen weeks ended October 31, 2015 was $10.52 per shares.  The weighted-average grant date fair value of stock options granted during the thirty-nine weeks ended October 29, 2016 and October 31, 2015 was $10.56 and $17.23 per share, respectively.

Our employee purchases of common stock, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Shares purchased	3,236	3,114	11,874	8,605
Average price per share	$29.29	$29.76	$27.66	$36.66
Weighted average fair value at grant date	$7.25	$10.01	$6.94	$10.35

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Weighted-average shares used in basic computations	21,989	23,607	22,350	24,333
Dilutive equity awards	197	170	175	186
Weighted-average shares used in diluted computations	22,186	23,777	22,525	24,519

For the thirteen weeks ended October 29, 2016 and October 31, 2015, we excluded 104,091 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We excluded 69,650 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by October 29, 2016.  Assuming the performance-criteria had been achieved as of October 29, 2016, the incremental dilutive impact would have been 36,269 shares.

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

During the thirteen weeks ended October 29, 2016, we repurchased 53,519 shares of our common stock at a cost of $1.9 million, including 111 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4,600.  During the thirty-nine weeks ended October 29, 2016, we repurchased 911,356 shares of our common stock at a cost of $31.6 million, including 25,993 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.9 million.

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

As of October 29, 2016, we had approximately $269.3 million remaining under the Program for stock repurchases.

8. Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At October 29, 2016, the total capital lease obligations were $3.3 million, of which $0.6 million was included in short-term capital lease obligations and $2.7 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At January 30, 2016, the total capital lease obligations were $3.6 million, of which $0.5 million was included in short-term capital lease obligations and $3.1 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended October 29, 2016, we opened 13 stores and closed five stores increasing our lease commitments by a net of eight retail stores.  The stores we opened have initial lease termination dates between September 2021 and March 2027.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At October 29, 2016 and January 30, 2016, there was $2.9 million and $3.2 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

No material amounts were accrued at October 29, 2016 and January 30, 2016 pertaining to legal proceedings or other contingencies.

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

At October 29, 2016, we had a liability of $1.4 million associated with unrecognized tax benefits.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2014 or by most state taxing jurisdictions for years prior to Fiscal 2013.

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

General Overview

Hibbett Sports, Inc. is an athletic specialty retailer operating in small to mid-sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  Hibbett Sports stores provide an extensive selection of premium branded footwear, apparel and team sports equipment, emphasizing convenient locations and a high level of customer service.  As of October 29, 2016, we operated a total of 1,067 retail stores in 34 states composed of 1,048 Hibbett Sports stores and 19 Sports Additions athletic shoe stores.  We became a public company in October 1996.

The Hibbett Sports store is our primary retail format and growth vehicle.  New Hibbett Sports stores are approximately 5,000 square foot stores and located primarily in strip centers which are frequently influenced by a Wal-Mart store.  Approximately 82% of our Hibbett Sports store base is located in strip centers, which include free-standing stores, while approximately 18% of our Hibbett Sports store base is located in enclosed malls.  We expect to continue our store base growth in strip centers versus enclosed malls.

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

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  We included 981 stores and 951 stores in comparable store sales for the thirteen weeks and thirty-nine weeks ended October 29, 2016, respectively.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store sales base until it has been open a full 12 months.

Executive Summary

Net sales for the thirteen weeks ended October 29, 2016, increased 3.8% to $237.0 million compared with $228.3 million for the thirteen weeks ended October 31, 2015.  Comparable store sales increased 0.7%, with strong performance in footwear and cleats offset by softer sales in apparel, principally in our colder weather categories.  Gross profit was 35.4% of net sales for the thirteen weeks ended October 29, 2016, compared with 36.1% for the thirteen weeks ended October 31, 2015.  The decrease in gross profit was due to markdowns taken to reduce inventory and a mix shift to footwear as a result of softness in seasonal apparel sales.  Additionally, logistics and store occupancy expenses increased as a percentage of net sales due to de-leverage associated with lower comparable store sales.

Net sales for the thirty-nine weeks ended October 29, 2016, increased 4.1% to $726.0 million compared with $697.4 million for the thirty-nine weeks ended October 31, 2015.  Comparable store sales increased 1.0%, due to strong performance in footwear and cleats.  Gross profit was 35.4% of net sales for the thirty-nine weeks ended October 29, 2016, compared with 35.5% for the thirty-nine weeks ended October 31, 2015.  The decrease in gross profit was mainly due markdowns taken to reduce inventory.

During the third quarter of Fiscal 2017, we opened 13 new stores, expanded two high performing stores and closed five underperforming stores, bringing the store base to 1,067 in 34 states as of October 29, 2016.  Additionally, we opened our first store in California during the quarter.  We ended the third quarter of Fiscal 2017 with $41.2 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 53,519 shares of our common stock for a total expenditure of $1.9 million during the thirteen weeks ended October 29, 2016.

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

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended October 29, 2016, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Statements of Operations
Net sales increase	3.8%	4.6%	4.1%	3.5%
Comparable store sales increase (decrease)	0.7%	0.6%	1.0%	-0.5%
Gross profit (as a % to net sales)	35.4%	36.1%	35.4%	35.5%
Store operating, selling and administrative expenses (as a % to net sales)	23.6%	21.1%	22.8%	21.5%
Depreciation and amortization (as a % to net sales)	2.0%	1.9%	1.9%	1.8%
Provision for income taxes (as a % to net sales)	3.6%	4.9%	3.9%	4.5%
Net income (as a % to net sales)	6.2%	8.2%	6.8%	7.6%

Earnings per diluted share	$0.66	$0.79	$2.18	$2.17
Weighted-average dilutive shares (in thousands)	22,186	23,777	22,525	24,519

Balance Sheets
Ending cash and cash equivalents (in thousands)	$41,195	$45,453
Average inventory per store	$274,097	$268,611

Store Information
Beginning of period	1,059	1,014	1,044	988
New stores opened	13	20	44	51
Stores closed	(5)	(3)	(21)	(8)
End of period	1,067	1,031	1,067	1,031

Stores expanded	2	1	4	8
Estimated square footage at end of period (in thousands)	6,090	5,893

Share Repurchase Activity
Shares purchased	53,519	1,341,170	911,356	2,137,389
Cost (in thousands)	$1,941	$50,542	$31,634	$87,944

Thirteen Weeks Ended October 29, 2016 Compared to Thirteen Weeks Ended October 31, 2015

Net sales.  Net sales increased $8.7 million, or 3.8%, to $237.0 million for the thirteen weeks ended October 29, 2016 from $228.3 million for the comparable period in the prior year.  Furthermore:

•	We opened 13 Hibbett Sports stores, expanded two high performing stores and closed five underperforming stores.
•	New stores drove the increase in net sales, while comparable stores increased 0.7% with strong sales in footwear and cleats.
•
Activewear was negative for the quarter, reflecting softness in colder weather apparel and challenges in performance related merchandise.  Men's activewear had strong results driven by lifestyle offerings, while women's activewear continues to be our most challenging category.

•	Footwear was driven by strong sales in basketball and lifestyle, while performance running continues to have weaker results.
•	Cleats achieved positive results driven by softball and soccer.
•	Equipment had weaker results due to slower sales in fitness, volleyball, baseball and football, partially offset by positive results in softball.

•	Licensed product sales were negative year over year in all categories except for branded headwear.

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $83.8 million, or 35.4% of net sales, in the thirteen weeks ended October 29, 2016, compared with $82.4 million, or 36.1% of net sales, in the same period of the prior fiscal year.  Furthermore:

•
Merchandise margin rate decreased 55 basis points as a percentage of net sales due to markdowns taken to reduce aged and excess inventory, and due to a mix shift to footwear as a result of softer seasonal apparel sales.

•	Wholesale and logistics expenses increased 5 basis points as a percentage of net sales primarily due to de-leverage associated with lower comparable store sales.
•	Store occupancy expense increased 11 basis points as a percentage of net sales primarily due to de-leverage associated with comparable store sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $55.9 million, or 23.6% of net sales, for the thirteen weeks ended October 29, 2016, compared to $48.3 million, or 21.1% of net sales, for the comparable period a year ago.  Furthermore:

•
Store labor cost, including benefits, increased 54 basis points as a percentage of net sales due to comparable store sales being less than the required percentage to leverage this expense.  Administrative salaries, including benefits, increased 53 basis points as a percentage of net sales primarily due to an increase in headcount related to our Omni-channel initiative.  Employee benefit costs increased primarily due to increased health care costs.

•	The anniversary of a favorable legal settlement of $1.9 million in the prior year resulted in an increase of 82 basis points as a percentage of net sales for the period.
•
Professional fees increased 34 basis points as a percentage of net sales related primarily to our Omni-channel initiative.  Credit card fees increased 22 basis points as a percentage of net sales due to increased fraudulent customer transactions.  Repair and maintenance costs increased 16 basis points as a percentage of net sales primarily due to storm damage and other repairs for our stores.

Depreciation and amortization.  Depreciation and amortization increased 16 basis points as a percentage of net sales for the thirteen weeks ended October 29, 2016.  This increase was mainly due to new stores and the capitalization of IT initiatives.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.8% and 37.3% for the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively.  The decrease in rate resulted primarily from utilization of available tax credits.

Thirty-Nine Weeks Ended October 29, 2016 Compared to Thirty-Nine Weeks Ended October 31, 2015

Net sales.  Net sales increased $28.6 million, or 4.1%, to $726.0 million for the thirty-nine weeks ended October 29, 2016 from $697.4 million for the comparable period in the prior year.  Furthermore:

•	We opened 44 Hibbett Sports stores, expanded four high performing stores and closed 21 underperforming stores.
•	New stores drove the increase in net sales, while comparable stores increased 1.0% due to positive results in footwear and cleats.
•	Footwear was driven by strong sales in lifestyle and basketball, while performance running had weaker results.
•	Cleats achieved positive results driven by strong performance in softball, football, soccer, and track, partially offset by weaker sales in baseball.
•	Equipment had weaker results due to slower sales in baseball, football, volleyball and fitness, partially offset by positive results in softball.
•	Licensed product sales were negative year over year due to weaker results in College and MLB merchandise, partially offset by strong performance in NBA, NFL, and branded headwear.

Gross profit.  Cost of goods sold includes the cost of inventory, wholesale and logistics expenses and store occupancy costs.  Gross profit was $257.1 million, or 35.4% of net sales, in the thirty-nine weeks ended October 29, 2016, compared with $247.2 million, or 35.5% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Merchandise margin decreased 3 basis points as a percentage of net sales due to a mix shift to footwear and markdowns taken to reduce inventory.
•	Wholesale and logistics expenses decreased 6 basis points as a percentage of net sales primarily due to decreased fuel costs, offset somewhat by an increase in data processing costs.
•	Store occupancy expense increased 7 basis points as a percentage of net sales primarily associated with limited comparable store sales growth.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $165.4 million, or 22.8% of net sales, for the thirty-nine weeks ended October 29, 2016, compared to $150.2 million, or 21.5% of net sales, for the comparable period a year ago.  Furthermore:

•
Store labor and benefit costs increased 29 basis points as a percentage of net sales due to comparable store sales being less than the required percentage to leverage this expense.  Administrative salaries and benefit costs increased 39 basis points as a percentage of net sales due to decreased leverage associated with lower comparable store sales and an increase in headcount related to our Omni-channel initiative.

•	The anniversary of a favorable legal settlement of $1.9 million in the prior year resulted in an increase of 27 basis points as a percentage of net sales for the period.
•	Credit card fees increased 18 basis points as a percentage of net sales due to increased fraudulent customer transactions.
•	Stock-based compensation decreased 13 basis points as a percentage of net sales due to higher forfeitures and a change in the expected achievement of certain performance-based awards.

Depreciation and amortization.  Depreciation and amortization increased 12 basis points as a percentage of net sales for the thirty-nine weeks ended October 29, 2016.  This increase was mainly due to new stores and the capitalization of IT initiatives.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.7% for the thirty-nine weeks ended October 29, 2016 compared to 36.9% for the thirty-nine weeks ended October 31, 2015.  The decrease in rate resulted primarily from utilization of available tax credits.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Net cash provided by operating activities	$59,828	$59,204
Net cash used in investing activities	(19,472)	(15,271)
Net cash used in financing activities	(31,435)	(86,877)
Net increase (decrease) in cash and cash equivalents	$8,921	$(42,944)

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as spring sports, back-to-school and winter holidays.  Inventory levels are reduced following peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $59.8 million for the thirty-nine weeks ended October 29, 2016 compared with net cash provided by operating activities of $59.2 million for the thirty-nine weeks ended October 31, 2015.  The primary provider of cash was net income ($49.0 million).  The largest use of cash was an increase in net inventories ($9.4 million).  Accounts payable and net inventories fluctuate between quarters due to the seasonality of purchases.

Investing Activities.

Net cash used in investing activities in the thirty-nine weeks ended October 29, 2016 totaled $19.5 million compared with net cash used in investing activities of $15.3 million in the thirty-nine weeks ended October 31, 2015.  Capital expenditures used $19.6 million of cash in the thirty-nine weeks ended October 29, 2016 versus $15.6 million of cash in the thirty-nine weeks ended October 31, 2015.  Capital expenditures were used mainly to open new stores, remodel, expand or relocate existing stores and information system infrastructure and upgrades.  We opened 44 new stores and relocated, expanded or remodeled 6 existing stores during the thirty-nine weeks ended October 31, 2016 as compared to opening 51 new stores and remodeling, relocating or expanding 10 existing stores during the thirty-nine weeks ended October 31, 2015.

We estimate the cash outlay for capital expenditures in the fiscal year ending January 28, 2017 will be approximately $25 million to $30 million, which relates to expenditures for information system infrastructure and upgrades (including our Omni-channel initiative), the opening of new stores; the remodeling, relocation or expansion of selected existing stores and other departmental needs.  Of the total budgeted dollars for capital expenditures for Fiscal 2017, we anticipate that approximately $7 million to $9 million will be related to our Omni-channel initiative.

Financing Activities.

Net cash used in financing activities was $31.4 million in the thirty-nine weeks ended October 29, 2016 compared to net cash used in financing activities of $86.9 million in the prior year period.  The decrease was primarily due to lower stock repurchases in the thirty-nine weeks ended October 29, 2016.  During the thirty-nine weeks ended October 29, 2016, we repurchased $31.6 million of our common stock, including $0.9 million from restricted stock settlements to satisfy tax withholding requirements.  See Note 7, "Stock Repurchase Activity".

At October 29, 2016, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew annually in August and November, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We had no debt outstanding under either of these facilities as of October 29, 2016.  Subsequent to October 29, 2016, we renewed our existing November facility of $50.0 million which was effective November 18, 2016 and will expire on November 18, 2017.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of October 29, 2016.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

Quarterly and Seasonal Fluctuations

We experience seasonal fluctuations in our net sales and results of operations.  We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, weather fluctuations, merchandise mix, demand for merchandise driven by local interest in sporting events, and  timing of sales tax holidays and annual tax refunds.

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

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 29, 2016.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended October 29, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at October 29, 2016 or January 30, 2016.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended October 29, 2016 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
July 31, 2016 to August 27, 2016	32,500	$34.74	32,500	$270,117
August 28, 2016 to October 1, 2016	18,908	$38.59	18,908	$269,387
October 2, 2016 to October 29, 2016	2,111	$39.12	2,000	$269,309
Total	53,519	$36.28	53,408	$269,309

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

HIBBETT SPORTS, INC.

Date: December 7, 2016	By:	/s/ Scott J. Bowman
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

Material Agreements
10.1
Amendment No. 9 to Loan Documents; incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.

10.2	*	Hibbett Sports, Inc. Standard Restricted Stock Unit Award Agreement.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2016, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at October 29, 2016 and January 30, 2016; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 29, 2016 and October 31, 2015; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within