Form 10-K
period 2017-01-28
HIBBETT SPORTS INC
filed 2017-03-28
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K
(Mark One)

[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 28, 2017

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are "affiliates") was $760,866,083 on July 30, 2016, based on the closing sale price of $34.92 at July 29, 2016 for the common stock on such date on the NASDAQ Global Select Market.

The number of shares outstanding of the Registrant's common stock, as of March 17, 2017, was 21,341,527.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on May 17, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 21, 2017.

HIBBETT SPORTS, INC.

INDEX

			Page
PART I
Item	1.	Business.	5
Item	1A.	Risk Factors.	10
Item	1B.	Unresolved Staff Comments.	20
Item	2.	Properties.	20
Item	3.	Legal Proceedings.	21
Item	4.	Mine Safety Disclosures.	21

PART II
Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	22
Item	6.	Selected Consolidated Financial Data.	24
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	26
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	36
Item	8.	Consolidated Financial Statements and Supplementary Data.	36
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	59
Item	9A.	Controls and Procedures.	59
Item	9B.	Other Information.	60

PART III
Item	10.	Directors, Executive Officers and Corporate Governance.	60
Item	11.	Executive Compensation.	60
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	61
Item	13.	Certain Relationships and Related Transactions, and Director Independence.	61
Item	14.	Principal Accounting Fees and Services.	61

PART IV
Item	15.	Exhibits and Consolidated Financial Statement Schedules.	62
Item	16.	Form 10-K Summary.	64
		Signatures.	65

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

•	our expectations regarding our investment in and development of our technology initiatives, including cyber security, our omni-channel platform and other methods for engaging our customers;
•	our expectations regarding the timing of completion of our omni-channel initiatives;
•	our policy of leasing rather than owning stores and our ability to renew or replace store leases satisfactorily;
•	the cost of regulatory compliance, including the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures, working capital requirements and repurchases of Company common stock under our repurchase program;
•	our analysis of our risk factors and their possible effect on financial results;
•	our ability and plans to renew our revolving credit facilities;
•	our expectations regarding our capital expenditures and dividend policy;
•	our seasonal sales patterns and assumptions concerning customer buying behavior;
•	our expectations regarding competition;
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

Our forward-looking statements could be wrong in light of these risks, uncertainties and assumptions.  The future events, developments or results described in this report could turn out to be materially different.  We have no obligation to publicly update or revise our forward-looking statements after the date of this Annual Report and you should not expect us to do so.  Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material non-public information in connection with any statement or report issued by any analyst regardless of the content of the statement or report.  We do not, by policy, confirm forecasts or projections issued by others.  Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Introductory Note

References to "we", "our", "us" and the "Company" used throughout this document refer to Hibbett Sports, Inc. and its subsidiaries.  Unless specifically indicated otherwise, any reference to the following years or fiscal years relates to:

Year	Related Fiscal Year End	Weeks in Fiscal Period
2018 or Fiscal 2018	February 3, 2018	53
2017 or Fiscal 2017	January 28, 2017	52
2016 or Fiscal 2016	January 30, 2016	52
2015 or Fiscal 2015	January 31, 2015	52

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

Today, we operate athletic specialty stores in small and mid-sized markets predominantly in the South, Southwest, Mid-Atlantic and the Midwest regions of the United States.  As of January 28, 2017, we operated 1,078 stores consisting of 1,059 Hibbett Sports stores and 19 smaller-format Sports Additions athletic shoe stores in 35 states.  Our primary retail format and growth vehicle is Hibbett Sports, an approximately 5,000 square foot store located primarily in strip centers which are frequently influenced by a Wal-Mart store.  Approximately 82% of our Hibbett Sports store base is located in strip centers, which includes free-standing stores, while approximately 18% of our Hibbett Sports store base is located in enclosed malls.  We expect to continue our store base growth in strip centers versus enclosed malls.

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

Available Information

Hibbett Sports, Inc.'s website address is www.hibbett.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, reports on beneficial ownership of our securities on Forms 3, 4 and 5 and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC).  The website is the primary source of publicly disclosed news about Hibbett Sports, Inc.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, at no charge, by writing to: Investor Relations, Hibbett Sports, Inc., 2700 Milan Court, Birmingham, Alabama 35211.

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

Our Business Strategy

We target small, underserved markets with branded products and provide a high level of customer service.  Our strong focus on small communities enables us to achieve significant cost benefits including lower corporate expenses, reduced logistics costs and increased economies of scale from marketing activities.  We use information systems to maintain tight controls over inventory and operating costs and continually search for ways to improve efficiencies and the customer experience through information system upgrades.  In addition, we establish greater customer, vendor and landlord recognition as a leading athletic specialty retailer in these communities.  We believe our ability to align our merchandising mix to local preferences and trends differentiates us from our national competitors.

We strive to hire enthusiastic sales people with an interest in sports.  Our extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, DVDs, self-study courses, interactive group discussions and Hibbett University designed specifically for store management.

Our Store Concepts

Hibbett Sports:  Our primary retail format is Hibbett Sports, an approximately 5,000 square foot store located primarily in strip centers, which are usually near a Wal-Mart store.  In considering locations for our Hibbett Sports stores, we take into account the size, demographics, quality of real estate and competitive conditions in each market.  Of these stores, 871 Hibbett Sports stores are located in strip centers, which include free-standing stores, with the remaining 188 stores located in enclosed malls, the majority of which are the only enclosed malls in their county.

Hibbett Sports stores offer a core merchandising mix of localized apparel, footwear, equipment and accessories designed to appeal to a wide range of customers within each market.  We strive to respond quickly to major sporting events such as Bowl or National Championship games and similar sporting events in college or professional baseball, football and basketball involving teams of local interest within our markets.

Sports Additions:  Our 19 Sports Additions stores are primarily enclosed mall-based stores, averaging 2,500 square feet with approximately 90% of merchandise consisting of athletic footwear and the remainder consisting of caps and a limited assortment of apparel.  Sports Additions stores offer a more fashion-based merchandise assortment compared to our Hibbett Sports stores.  All but six Sports Additions stores are currently located in enclosed malls or strip centers where a Hibbett Sports store is also present.

Team:  Hibbett Team Sales, Inc. (Team), a wholly-owned subsidiary of the Company, is a supplier of customized athletic apparel, equipment and footwear primarily to school athletic programs in Alabama and parts of Georgia, Florida and Mississippi.  Team sells its merchandise directly to educational institutions and youth associations.  The operations of Team are independent of the operations of our retail stores.

None of our store concepts meets the quantitative or qualitative requirements of Accounting Standards Codification (ASC) Topic 280, Segment Reporting.

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

Omni-channel strategy:  Store growth will continue to be a cornerstone of our growth strategy, although we recognize that our customer is evolving and looking to engage with us in multiple ways.  As a result, we continue to make investments that will enable us to engage our customer specifically in the digital commerce channel.  In Fiscal 2017, we made considerable progress towards this goal.  We began building our digital team and selected key partners to build and support our e-commerce platform.  The upgrade of the foundational components for our future e-commerce platform began in Fiscal 2015 and is nearly complete.  This includes the completion of a data center, the completion of a new wholesale and logistics facility, the establishment of a second data center with upgraded disaster recovery capability, the hiring of key IT support staff and the upgrade of our point-of-sale (POS) system and related hardware.

We also began the rollout of our store-to-store and store-to-home capability, allowing us to use our chain-wide inventory to satisfy a customer sale.  We expect all stores to have this capability in the first half of Fiscal 2018.  This system will also enable fulfillment capability for our e-commerce channel, which we expect to launch in the back half of Fiscal 2018.  Once implemented, digital commerce will be integrated with our brick and mortar stores and will provide a seamless omni-channel experience for our customers.

We recognize that today's customers are mobile.  The e-commerce platform will be adaptable, and will provide an improved customer experience from any mobile device.  In Fiscal 2018, we will also begin development of our mobile app, which will complement our mobile site and provide our customers with even more advanced features.

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

Our Merchandise

Our merchandising strategy is to provide a broad assortment of premium brand name footwear, apparel, accessories and athletic equipment at competitive prices in a full service environment.

The following table indicates the approximate percentage of net sales represented by each of our major product categories:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Footwear	52%	49%	47%
Apparel	29%	29%	31%
Equipment	19%	22%	22%
	100%	100%	100%

We believe that the assortment of brand name merchandise we offer consistently exceeds the merchandise selection carried by most of our brick and mortar competitors, particularly in our smaller markets.  Many of these brand name products have limited availability and/or are technical in nature requiring considerable sales assistance.  We coordinate with our vendors to educate the sales staff at the store level on new products and trends.

Although the core merchandise assortment tends to be similar for each Hibbett store, important demographic, local and/or regional differences exist.  Accordingly, our stores offer products that reflect preferences for particular demographics as well as interests from each community.  Our knowledge of these interests, combined with access to leading vendors, enables our merchandising staff to react quickly to emerging trends or special events, such as fashion shifts or athletic events.

Our merchandising staff, operations staff and management analyze current trends primarily through the lens of our store typing strategy.  This information is gathered and analyzed utilizing our business intelligence tool.  Other strategic measures we utilize to recognize trends or changes in our industry include:

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

Our Vendor Relationships

The athletic specialty retail business is brand name driven.  Accordingly, we maintain positive relationships with a number of well-known vendors to satisfy customer demand.  We believe that our stores are among the primary brick and mortar retail distribution avenues for brand name vendors that seek to penetrate our target markets.  As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors.  As our vendors expand their product lines and grow in popularity, we expand sales of these products within our stores.  In addition, as we continue to increase our store base and enter new markets, our vendors increase their brand presence within these regions.  We also work with our vendors to establish favorable pricing and to receive cooperative marketing funds.  See "Risk Factors."

Our Information Systems

            We continue to use technology as an enabler of our business strategies.  We have implemented and maintained systems targeted at improving financial control, cost management, inventory control, merchandise planning, logistics, replenishment, and product allocation.  In recent years, we have focused on information systems that are designed to be used in all stores, yet are flexible enough to meet the unique needs of each specific store location. Additionally, we have begun transitioning toward omni-channel retailing, which has driven modernization efforts for existing systems and development of new systems to support our future online presence.

Our communications network sends and receives critical business data to and from our stores, our third party cloud providers, and our managed hosting facility (second data center).  Our information is processed in a secure environment to protect both the actual data and the physical assets.  We attempt to mitigate the risk of cyber-security threats and business interruptions by maintaining strong security protocols, threat monitoring, regular risk reviews, and a detailed disaster recovery plan.

            We strive to maintain highly qualified and motivated teams of individuals to support our information systems, which includes security, help desk, engineering, quality assurance, business analysis, solution development and project managers.  Our systems are monitored 24 hours a day.  Our management believes that our current systems and practice of implementing regular updates will continue to support our current needs and future growth.  We use a strategic information systems planning process that involves senior management and is integrated into our overall business planning and enterprise risk management. Information systems projects are prioritized based upon strategic, financial, regulatory and other business criteria.

Our Advertising and Promotion

We target advertising opportunities in our markets to increase the effectiveness of our advertising budget.  Our advertising and promotional spending is centrally directed.  Print advertising, including direct mail pieces and postcards to customers, has historically served as the foundation of our promotional program and accounted for the majority of our total advertising costs in Fiscal 2017.
Due to the effective performance of these traditional marketing vehicles, we will continue to invest in them in Fiscal 2018.  We will also add significant investments in digital marketing to support the launch of our e-commerce site and other omni-channel initiatives.  Future incremental investments include search engine optimization (SEO), paid search, influencer campaigns and Instagram/Facebook marketing.  We utilize the Hibbett marketing team as well as external digital marketing agencies to ensure execution and returns from these new programs.

We offer a customer loyalty program, the MVP Rewards program, whereby customers can earn reward certificates that can be redeemed in our stores.  Our MVP Rewards program represents a significant portion of overall sales, although we recognize there are opportunities to drive additional sales through enhancements to the program.  In Fiscal 2017, we analyzed customer shopping data and surveyed customers to identify these opportunities, and as a result, we will launch an improved program in Fiscal 2018 that will provide more features and value to our customers.

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

Our Executive Officers

Our current executive officers and their prior business experience are as follows:

Jeffry O. Rosenthal, age 59, has been our Chief Executive Officer and President since March 2010.  He also currently serves on our Board of Directors.  Formerly, he served as President and Chief Operating Officer from February 2009 through March 2010 and as Vice President of Merchandising from August 1998 through February 2009.  Prior to joining us, Mr. Rosenthal was Vice President and Divisional Merchandise Manager for Apparel with Champs Sports, a division of Foot Locker, Inc., from 1981 to 1998.

Scott J. Bowman, age 50, was hired as our Senior Vice President and Chief Financial Officer in July 2012.  Prior to joining us, Mr. Bowman was Division Chief Financial Officer – Northern Division of The Home Depot, a large home improvement retailer.  Previously, Mr. Bowman served The Home Depot as their Senior Director, Finance – IT for approximately three years.  In prior retail experience, he has worked in various controller and accounting management positions.

Jared S. Briskin, age 44, was appointed our Senior Vice President and Chief Merchant in September 2014.  Formerly, he served as Vice President/Divisional Merchandise Manager of Footwear and Equipment from March 2010 through September 2014 and Vice President/Divisional Merchandise Manager of Apparel and Equipment from June 2004 through March 2010.  Prior to his appointment to Vice President in 2004, Mr. Briskin held various merchandising positions across multiple categories since joining the Company in April 1998.

Cathy E. Pryor, age 53, has been our Senior Vice President of Operations since 2012.  Formerly, she served as Vice President of Operations from 1995 to 2012.  She joined our Company in 1988 serving in areas of increasing responsibility including district manager and Director of Store Operations.

Our Employees

As of January 28, 2017, we employed approximately 3,200 full-time and approximately 6,100 part-time employees, none of whom are represented by a labor union.  The number of part-time employees fluctuates depending on seasonal needs.  We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.  We have implemented programs in our stores and corporate offices to ensure that we hire and promote the most qualified employees in a non-discriminatory way.

Employee Development:  We develop our training programs in a continuing effort to service the needs of our customers and employees.  These programs include DVD training in all stores for the latest in technical detail of new products and new operational and customer service techniques.  Because we primarily promote or relocate current employees to serve as managers for new stores, training and assessment of our employees is essential to our sustained growth.

One of the most significant training programs we have is Hibbett University or "Hibbett U", which is an intensive, five-day session designed specifically for store management.

Seasonality

We experience seasonal fluctuations in our net sales and results of operations.  We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, weather fluctuations, merchandise mix, demand for merchandise driven by local interest in sporting events, and the timing of sales tax holidays and annual tax refunds.

Although our operations are influenced by general economic conditions, we do not believe that, historically, inflation has had a material impact on our results of operations as we are generally able to pass along inflationary increases in costs to our customers.

Item 1A.  Risk Factors.

You should carefully consider the following risks, as well as the other information contained in this report, before investing in shares of our common stock.  The occurrence of one or more of the circumstances or events described in this section could have a material adverse effect on our business, financial condition, results of operations,  cash flows or on the trading prices of our common stock.  The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones facing us.  Additional risks and uncertainties not known to us at this time or that we currently believe are immaterial also may adversely affect our business and operations.

Risks Related to Our Business and Industry.

Disruptions in the economy and in financial markets could adversely affect consumer purchases of discretionary items, which could reduce our net sales.

In general, our sales represent discretionary spending by our customers.  Discretionary spending is affected by many factors that are outside our control, including, among others, general business conditions, interest rates, inflation, household income, consumer debt levels, the availability of consumer credit, tax rates and tax refunds, sales tax holidays, energy prices, unemployment trends, home values and other matters that influence consumer confidence and spending.  Disruptions in the U.S. economy, financial markets or other economic conditions affecting disposable consumer income may adversely affect our business.  A reduction in customer traffic to our stores or a shift in customer spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins.

Pressure from our competitors may force us to reduce our prices or increase our spending on advertising and promotion, which would lower our net sales, gross profit and operating income.
The business in which we are engaged is a highly competitive and evolving market.  The marketplace for athletic specialty merchandise is highly fragmented as many different brick and mortar and online retailers compete for market share by utilizing a variety of formats and merchandising strategies.  We compete with department and discount stores, traditional shoe stores, specialty sporting goods shops, local sporting goods stores, outlet centers, mass merchandisers, e-commerce retailers and, in some of our large and mid-size markets, national sporting goods superstores.  In addition, we face competition from vendors that sell directly to consumers.  Direct sales by vendors may adversely affect our market share and reduce our revenues.

Many of our competitors have greater financial, marketing and distribution resources than we do.  In addition, many of our competitors employ price discounting policies that, if intensified, may make it difficult for us to reach our sales goals without reducing our prices.  As a result of this competition, we may also need to spend more on advertising and promotion than we anticipate.  Inadequate advertising that is less effective than our competitors could inhibit our ability to maintain relevance in the market place and drive increased sales.

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
Online retail shopping is rapidly evolving, and we expect competition in the e-commerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping.  Consumers are increasingly embracing shopping online and through mobile commerce applications.  As a result, a growing portion of total consumer expenditures with retailers is occurring online and through mobile commerce applications. Our future success could be adversely affected if we are unable to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies to gain market share and better service our customers.
We are developing a full omni-channel platform, which will integrate digital commerce with our stores to provide a seamless experience for our customers.  We began the development of the omni-channel platform in Fiscal 2015 and expect to complete all phases by the end of Fiscal 2018.  We cannot give any assurances that our omni-channel platform, when implemented, will perform in a manner that will give us the ability to attract and retain customers, increase sales and successfully compete with other online retailers.  If we do not successfully develop and maintain a relevant omni-channel experience for our customers or attract online buyers through our omni-channel, our sales and profitability could be adversely affected.

A slower pace of new store openings may negatively impact our net sales growth and operating income, and we may be unable to achieve our expansion plans for future growth.

The opening of new stores has contributed significantly to our growth in net sales.  Our continued growth depends largely upon our ability to open new stores in a timely manner, to operate them profitably and to manage them effectively.  Additionally, successful expansion is subject to various contingencies, many of which are beyond our control.  Economic and other challenges faced by real estate developers, including any reduced demand for strip shopping centers and brick and mortar stores, can also impact our ability to open new stores at the pace we prefer.  In order to open and operate new stores successfully, we must secure leases on suitable sites with acceptable terms, build-out and equip the stores with furnishings and appropriate merchandise, hire and train personnel and integrate the stores into our operations.

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

Our ability to effectively manage and operate our business depends significantly on information technology systems.  The failure of these systems to operate effectively and support growth and expansion, problems with integrating various data sources, challenges in transitioning to upgraded or replacement systems or difficulty in integrating new systems could adversely impact the operation of our business.

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

Insufficient investment in technology, inadequate preventive maintenance, investment in the wrong technology, delayed replacement of obsolete equipment, shifts in technology, the failure to attract and retain highly-qualified IT personnel and inadequate policies to identify our technology needs could have an adverse effect on our business.

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

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks.  Any breach of our network may result in the loss of valuable business data, misappropriation of our customers' or employees' personal information, or a disruption of our business, which could give rise to unwanted media attention, materially damage our customer and vendor relationships and reputation and result in lost sales, fines and lawsuits.  In addition, information technology system failures, network disruptions or breaches of security could impact timely order or receipt of inventory, payment to vendors and employees, processing of transactions or reporting of financial results.  Moreover, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data, failure of which could give rise to legal and reputational risks.

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

We are a retailer of manufacturers' branded items and are thereby dependent on the availability of key products and brands.  Our top three vendors accounted for over 80% of our total inventory purchases during Fiscal 2017.  Our business is dependent upon close relationships with vendors and our ability to purchase brand name merchandise at competitive prices.  As a retailer, we cannot control the supply, design, function or cost of many of the products we offer for sale.  Moreover, certain merchandise that is in high demand may be allocated by vendors based upon the vendors' internal criteria, which is beyond our control.

As a result, our sales could decline if we are not provided with a sufficient allocation of high demand merchandise from one or more of our key vendors or if the vendor's merchandise were to decline in quantity, quality or desirability to our customers.  Our profits could decline if we are unable to pass along any increases in the cost of brand merchandise from our key vendors, including costs resulting from higher tariffs or taxes on imported merchandise.  In addition, many of our vendors provide us with return privileges, volume purchasing allowances and cooperative advertising such that any changes to such benefits could have an adverse effect on our business.

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

Many of our largest vendors source a majority of their products from foreign countries.  Imported goods are generally less expensive than domestic goods and contribute significantly to our favorable profit margins.  Our ability to provide quality imported merchandise on a profitable basis may be subject to political and economic factors and influences that we cannot control.  National or international events, including changes in government trade or other policies, could increase our merchandise costs and other costs that are critical to our operations.  If imported merchandise becomes more expensive, we may find it difficult to pass the increase on to customers.  If imported merchandise becomes unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our customers.  Products from alternative sources may also be more expensive or may be of lesser quality than those our vendors currently import.  Risks associated with reliance on imported goods include:

•	disruptions in the flow of imported goods because of factors such as:
•	raw material shortages, work stoppages, labor availability and political unrest;
•	problems with oceanic shipping, including blockages or labor union strikes at U.S. or foreign ports; and
•	economic crises and international disputes.

•	increases in the cost of purchasing or shipping foreign merchandise resulting from, for example:
•	import tariffs or the proposed U.S. border adjustment tax;
•	foreign government regulations;
•	rising commodity prices;
•	increased costs of oceanic shipping;
•
changes in currency exchange rates or policies and local economic conditions, including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices; and

•	trade restrictions, including import quotas or loss of "most favored nation" status with the United States.

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

We experience seasonal fluctuations in our net sales and results of operations.  We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, weather fluctuations, merchandise mix, demand for merchandise driven by local interest in sporting events, and the timing of sales tax holidays and annual tax refunds.  Any of these events, particularly in the fourth quarter, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

Comparable store net sales vary from quarter to quarter, and an unanticipated decline in comparable store net sales may cause the price of our common stock to fluctuate significantly.  Factors which could affect our comparable store net sales results include:

•	shifts in consumer tastes and fashion trends;
•	calendar shifts of holiday or seasonal periods;
•	the timing of income tax refunds to customers;
•	increases in personal income taxes paid by our customers;
•	calendar shifts or cancellations of sales tax-free holidays in certain states;
•	the success or failure of college and professional sports teams within our core regions;
•	changes in or lack of tenants in the shopping centers in which we are located;
•	pricing, promotions or other actions taken by us or our existing or possible new competitors; and
•	unseasonable weather conditions or natural disasters.

We cannot assure you that comparable store net sales will increase at the rates achieved in prior periods or that rates will not decline.

We depend on key personnel, the loss of which may adversely affect our ability to run our business effectively and our results of operations.

We benefit from the leadership and performance of our senior management team and other key employees.  If we lose the services of any of our principal executive officers or other skilled and experienced personnel, we may not be able to fully implement our business strategy or run our business effectively and operating results could suffer.  The Compensation Committee of our Board of Directors reviews, on a regular basis, a succession plan prepared by senior management that addresses the potential loss of key personnel positions.  The goal of the succession plan is to have a contingency plan that minimizes disruptions in the workplace until a suitable replacement can be found, but no assurance can be given that we will be able to retain existing or attract additional qualified personnel when needed.

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

We may face difficulties in meeting our labor needs to effectively operate our business.

We are heavily dependent upon our labor workforce in the geographic areas where we conduct our business.  Our compensation packages are designed to provide benefits commensurate with our level of expected service.  However, within our retail and logistics operations, we face the challenge of filling many positions at wage scales that are appropriate to the industry and competitive factors.  As a result of these and other factors, we face many external risks and internal factors in meeting our labor needs, including competition for qualified personnel, overall unemployment levels, prevailing wage rates, as well as rising employee benefit costs.  Changes in any of these factors, including a shortage of available workforce in areas in which we operate, could interfere with our ability to adequately service our customers or to open suitable locations and could result in increasing labor costs.

Increases in transportation or shipping costs, climate change regulation and other factors may negatively impact our results of operations.

We rely upon various means of transportation, including ship and truck, to deliver products from vendors to our wholesale and logistics facility and from our wholesale and logistics facility to our stores.  Consequently, our results can vary depending upon the price of fuel.  The price of oil has fluctuated drastically over the last few years.  In addition, governmental efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means.  Any increases in fuel costs would increase our transportation costs for delivery of product to our wholesale and logistics facility and shipment to our stores, as well as our vendors' transportation costs.

In addition, general labor shortages or strikes in the transportation or shipping industries could negatively affect transportation and shipping costs and our ability to supply our stores in a timely manner.  We also rely on efficient and effective operations within our wholesale and logistics facility to ensure accurate product delivery to our stores.  Failure to maintain such operations could adversely affect net sales.

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

Unforeseen events, including public health issues and natural disasters such as earthquakes, hurricanes, tornados, snow or ice storms, floods and heavy rains could disrupt our operations or the operations of our suppliers; significantly damage or destroy our retail locations; prohibit consumers from traveling to our retail locations; or prevent us from resupplying our stores or wholesale and logistics facility.  We believe that we take reasonable precautions to prepare for such events; however, our precautions may not be adequate to deal with such events in the future.  If such events occur in areas in which we have our wholesale and logistics facility or a concentration of retail stores, or if they occur during peak shopping seasons, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our Company is subject to numerous laws and regulatory matters relating to the conduct of our business.  In addition, certain jurisdictions have taken a particularly aggressive stance with respect to certain matters and have stepped up enforcement, including fines and other sanctions.   Such laws and regulatory matters include:

•	The Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas;
•	The Patient Protection and Affordable Care Act provisions;
•	The Telephone Consumer Protection Act (TCPA) provisions that regulate telemarketing, auto-dialed and pre-recorded calls as well as text messages and unsolicited faxes;
•	Labor and employment laws that govern employment matters such as minimum wage, exempt employment status, overtime, family leave mandates and workplace safety regulations;
•	Securities and exchange laws and regulations;
•	New or changing laws relating to state and local taxation and licensing, including sales and use tax laws, withholding taxes and property taxes;

•	New or changing laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud;
•	New or changing environmental regulations, including measures related to climate change and greenhouse gas emissions;
•	New or changing laws and regulations concerning product safety or truth in advertising; and
•	New or changing federal and state immigration laws and regulations.

Our operations will continue to be subject to federal, state and local governmental regulation.  Uncertainty with respect to the new U.S. presidential administration and Congress and potential changes that may be made in laws, regulations and policies could exacerbate the risks above.  Changes in domestic policy, including significant changes in tax, trade, healthcare and other laws and regulations could affect our operations.  For example, tax proposals may include changes, which could, if implemented, have an adverse or a beneficial impact on our operations, including a "border adjustment tax" or new import tariffs, which could adversely affect us because we sell imported products.  Proposals to modify or repeal the Patient Protection and Affordable Care Act, if implemented, may also affect us.  Unknown matters, new laws and regulations or stricter interpretations of existing laws or regulations may affect our business or operations in the future and could lead to government enforcement and resulting litigation by private litigants.  Increasing regulations could expose us to a challenging enforcement environment or to third-party liability (such as monetary recoveries and recoveries of attorney's fees) and could have a material adverse effect on our business and results of operations.

Our corporate legal department monitors regulatory activity and is active in notifying and updating applicable departments and personnel on pertinent matters and legislation.  Our Human Resources (HR) Department leads compliance training programs to ensure our field managers are kept abreast of HR-related regulatory activity that affects their areas of responsibility.  We believe that we are in substantial compliance with applicable environment and other laws and regulations, and although no assurance can be given, we do not foresee the need for any significant expenditure in this area in the near future.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Properties.

We currently lease all of our existing 1,078 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand.  Our leases typically provide for terms of five to ten years with options on our part to extend.  Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated.  We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations.  See "Risk Factors."

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area.  Historically, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.  We do not anticipate any such difficulties into Fiscal 2018.  Based primarily on our belief that we maintain good relations with our landlords, that most of our leases are at approximate market rents and that generally we have been able to secure leases for suitable locations, we believe our lease strategy will not be detrimental to our business, financial condition or results of operations.

We own our corporate office building, our wholesale and logistics facility and our Team facility, the latter of which is located in Birmingham, Alabama and warehouses inventory for educational institutions and youth associations.  We believe our wholesale and logistics facility is suitable and adequate to support our operations for many years.  See "Risk Factors."

Store Locations

As of January 28, 2017, we operated 1,078 stores in 35 contiguous states.  Of these stores, 203 are located in enclosed malls, 24 are free-standing and 851 are located in strip-shopping centers, which are frequently near a Wal-Mart store.  The following shows the number of locations by state as of January 28, 2017:

Alabama	96	Kentucky	59	Oklahoma	44
Arizona	9	Louisiana	60	Pennsylvania	9
Arkansas	44	Maryland	5	South Carolina	41
California	2	Minnesota	3	South Dakota	4
Colorado	6	Mississippi	65	Tennessee	68
Delaware	1	Missouri	37	Texas	113
Florida	65	Nebraska	10	Utah	2
Georgia	103	New Jersey	2	Virginia	19
Illinois	29	New Mexico	14	West Virginia	9
Indiana	25	New York	2	Wisconsin	8
Iowa	12	North Carolina	59	Wyoming	1
Kansas	24	Ohio	28	TOTAL	1,078

As of March 17, 2017, we operated 1,076 stores in 35 states.

Item 3.   Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  At January 28, 2017 and January 30, 2016, we estimated that the liability related to these matters was approximately $0.1 million and $0.2 million, respectively, and accordingly, we accrued $0.1 million and $0.2 million, respectively, as a current liability in our consolidated balance sheets.

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

Fiscal 2017:	High	Low
First Quarter ended April 30, 2016	$36.37	$32.07
Second Quarter ended July 30, 2016	$36.67	$34.92
Third Quarter ended October 29, 2016	$41.63	$33.64
Fourth Quarter ended January 28, 2017	$45.80	$32.70

Fiscal 2016:	High	Low
First Quarter ended May 2, 2015	$52.33	$46.78
Second Quarter ended August 1, 2015	$48.33	$43.00
Third Quarter ended October 31, 2015	$46.13	$33.11
Fourth Quarter ended January 30, 2016	$34.68	$28.65

On March 17, 2017, the last reported sale price for our common stock as quoted by NASDAQ was $29.65 per share.  As of March 17, 2017, we had 13 stockholders of record.

The Stock Price Performance Graph below compares the percentage change in our cumulative total stockholder return on our common stock against a cumulative total return of the NASDAQ Composite Index and the NASDAQ Retail Trade Index.  The graph below outlines returns for the period beginning on January 31, 2012 to January 31, 2017.  We have not paid any dividends.  Total stockholder return for prior periods is not necessarily an indication of future performance.

	1/12	1/13	1/14	1/15	1/16	1/17
Hibbett Sports, Inc.	100.00	109.87	125.20	98.14	67.10	68.85
NASDAQ Composite	100.00	113.29	151.56	172.90	172.62	211.07
NASDAQ Retail Trade	100.00	123.01	155.03	174.00	205.56	247.71

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

Issuer Repurchases of Equity Securities

The following table presents our stock repurchase activity for the thirteen weeks ended January 28, 2017 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
October 30, 2016 to November 26, 2016	19,600	$38.54	19,600	$268,554
November 27, 2016 to December 31, 2016	61,000	$38.03	61,000	$266,233
January 1, 2017 to January 28, 2017	243,600	$34.27	243,600	$257,885
Total	324,200	$35.24	324,200

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

(In thousands, except per share amounts, Selected Store Data or where noted otherwise)
	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Statement of Operations Data:
Net sales	$972,960	$943,104	$913,486	$851,965	$818,700
Cost of goods sold, including wholesale and logistics facility and store occupancy costs	634,364	610,389	586,702	542,700	519,818
Gross profit	338,596	332,715	326,784	309,265	298,882
Store operating, selling and administrative expenses	222,785	203,673	192,648	181,527	169,872
Depreciation and amortization	19,047	17,038	15,990	13,847	13,029
Operating income	96,764	112,004	118,146	113,891	115,981
Interest expense, net	268	292	293	188	168
Income before provision for income taxes	96,496	111,712	117,853	113,703	115,813
Provision for income taxes	35,421	41,184	44,269	42,826	43,231
Net income	$61,075	$70,528	$73,584	$70,877	$72,582

Basic earnings per share	$2.75	$2.95	$2.90	$2.74	$2.78
Diluted earnings per share	$2.72	$2.92	$2.87	$2.70	$2.72
Basic weighted shares outstanding	22,240	23,947	25,369	25,870	26,132
Diluted weighted average shares outstanding	22,427	24,129	25,620	26,266	26,638

   Note:  No dividends have been declared or paid.

(In thousands, except per share amounts, Selected Store Data or where noted otherwise)
	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
Other Data:
Net sales increase	3.2%	3.2%	7.2%	4.1%	11.8%
Comparable store sales	0.2%	-0.4%	2.9%	1.8%	6.9%
Gross profit (as a % to net sales)	34.8%	35.3%	35.8%	36.3%	36.5%
Store operating, selling and administrative expenses (as a % to net sales)	22.9%	21.6%	21.1%	21.3%	20.8%
Depreciation and amortization (as a % to net sales)	2.0%	1.8%	1.8%	1.6%	1.6%
Provision for income taxes (as a % to net sales)	3.6%	4.4%	4.8%	5.0%	5.3%
Net income (as a % to net sales)	6.3%	7.5%	8.1%	8.3%	8.9%

Balance Sheet Data:
Cash and cash equivalents	$38,958	$32,274	$88,397	$66,227	$76,911
Average inventory per store	$260	$271	$243	$244	$254
Working capital	$242,192	$225,178	$253,373	$232,235	$202,899
Total assets	$458,854	$442,372	$452,397	$416,345	$377,331
Long-term capital lease obligations	$2,857	$3,149	$3,029	$2,889	$2,138
Stockholders' investment	$334,040	$310,846	$324,781	$304,023	$239,127
Treasury shares repurchased	1,236	2,236	1,206	366	904
Cost of treasury shares purchased	$43,058	$91,332	$60,971	$20,095	$49,852

Selected Store Data:
Stores open at beginning of period	1,044	988	927	873	832
New stores opened	65	71	80	72	54
Stores closed	(31)	(15)	(19)	(18)	(13)
Stores open at end of period	1,078	1,044	988	927	873

Stores expanded during the period	8	16	9	14	13
Estimated square footage at end of period	6,141	5,974	5,649	5,331	5,003

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

Overview

Hibbett Sports, Inc. is an athletic specialty retailer operating in small to mid-sized markets, predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  Hibbett Sports stores provide an extensive selection of premium brand footwear, apparel and team sports equipment, emphasizing convenient locations and a high level of customer service.  As of January 28, 2017, we operated a total of 1,078 stores in 35 states composed of 1,059 Hibbett Sports stores and 19 Sports Additions athletic shoe stores.

The Hibbett Sports store is our primary retail format and growth vehicle and is an approximately 5,000 square foot store located primarily in strip centers which are frequently influenced by a Wal-Mart store.  Our Hibbett Sports store base consisted of 847 stores located in strip centers, 24 free-standing stores and 188 enclosed mall locations.  We expect to continue to grow our store base in strip centers versus enclosed malls.  We do not expect that the average size of our stores opening in Fiscal 2018 will vary significantly from the average size of stores opened in Fiscal 2017.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year.  The consolidated statements of operations for Fiscal 2017, Fiscal 2016 and Fiscal 2015 included 52 weeks of operations.  Fiscal 2018 will include 53 weeks of operations.  We became a public company in October 1996.

Fiscal 2017 experienced a total company-wide square footage increase of 2.8%.  Our plan for Fiscal 2018 is to increase total company-wide square footage by approximately 2%.  To supplement new store openings, we continue to expand high performing stores, increasing the square footage in 8 existing stores in Fiscal 2017 for an average increase in square footage of 39%.

In Fiscal 2017, comparable store sales increased 0.2%, although footwear experienced a mid-single digit comparable store sales gain.  For Fiscal 2018, comparable store sales are expected to increase in the low-single digit range.  We expect overall gross margin rate to be relatively flat, although merchandise margin is expected to decline as we start to incur freight costs associated with our store-to-home and e-commerce initiatives.  Logistics and store occupancy expenses are expected to decrease as a percentage of net sales due to leverage gained from comparable store sales.

We expect operating, selling and administrative expenses to increase as a percentage of net sales in Fiscal 2018.  This is primarily due to expenses associated with our e-commerce initiative, including on-going development costs, third party support costs, pre-launch website marketing and additions to our digital team.  We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, to enable capital expenditures including technology upgrade projects and to repurchase our common stock under our stock repurchase program.

Comparable store net sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel,  relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store base until it has been open a full 12 months.  When we begin sales through our e-commerce channel, we will recognize these sales as a component of comparable store sales.

Executive Summary

Following is a highlight of our financial results over the last three fiscal years:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Net sales (in millions)	$973.0	$943.1	$913.5
Operating income, percentage to net sales	10.0%	11.9%	12.9%
Comparable store sales	0.2%	-0.4%	2.9%
Net income (in millions)	$61.1	$70.5	$73.6
Net income, percentage (decrease) increase	-13.4%	-4.2%	3.8%
Diluted earnings per share	$2.72	$2.92	$2.87

 During Fiscal 2017, Hibbett opened 65 new stores and closed 31 underperforming stores, bringing the store base to 1,078 in 35 states as of January 28, 2017.  Inventory on a per store basis at January 28, 2017 decreased by 4.0% compared to the prior fiscal year.  Hibbett ended Fiscal 2017 with $39.0 million of available cash and cash equivalents on the consolidated balance sheet and full availability under its $80.0 million unsecured credit facilities.

Recent Accounting Pronouncements

See Note 2 of Item 8 of this Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.
	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	100.0%	100.0%	100.0%
Costs of goods sold, including wholesale and logistics facility and store occupancy costs	65.2	64.7	64.2
Gross profit	34.8	35.3	35.8

Store operating, selling and administrative expenses	22.9	21.6	21.1
Depreciation and amortization	2.0	1.8	1.8
Operating income	10.0	11.9	12.9

Interest (expense) income, net	-	-	-
Income before provision for income taxes	9.9	11.9	12.9

Provision for income taxes	3.6	4.4	4.8
Net income	6.3%	7.5%	8.1%

Note:  Columns may not sum due to rounding.

Fiscal 2017 Compared to Fiscal 2016

Net sales.  Net sales increased $29.9 million, or 3.2%, to $973.0 million for Fiscal 2017 from $943.1 million for Fiscal 2016.  Furthermore:

•
We opened 65 Hibbett Sports stores while closing 31 underperforming Hibbett Sports stores for net addition of 34 stores in Fiscal 2017.  Stores not in the comparable store net sales calculation accounted for $28.1 million of the increase in net sales.  We expanded, remodeled or relocated 10 high performing stores.  Store openings and closings are reported net of relocations.

•	Comparable store net sales for Fiscal 2017 increased 0.2% compared to Fiscal 2016.

During Fiscal 2017, 941 stores were included in the comparable store sales comparison.  Comparable store net sales were driven by gains in footwear, offset by declines in apparel and equipment.  Significant increases were achieved in basketball and lifestyle footwear, while college apparel, women's activewear, baseball equipment, football equipment and fitness equipment experienced declines.  In Fiscal 2017, we saw an increase in average ticket and a slight decrease in items per transaction.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for our wholesale and logistics facility.  Gross profit was $338.6 million, or 34.8% of net sales, in Fiscal 2017, compared with $332.7 million, or 35.3% of net sales, in Fiscal 2016.  Furthermore:

•
Merchandise gross margin decreased as a percentage of net sales due to increased markdowns and promotional activity needed to liquidate seasonal and aged inventory, as well as the negative effect of product mix due to higher footwear sales.

•
Wholesale and logistics expenses remained flat as a percentage of net sales for Fiscal 2017.  Increased data processing costs associated with our omni-channel initiative were offset by a decrease in freight and shipping expenses.

•	Store occupancy expense increased 16 basis points as a percentage of net sales mainly due to de-leverage associated with lower comparable sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $222.8 million, or 22.9% of net sales, for Fiscal 2017, compared with $203.7 million, or 21.6% of net sales, for Fiscal 2016.  Furthermore:

•
Total salary and benefit costs increased 75 basis points as a percentage of net sales due to de-leverage associated with lower comparable store sales, the hiring of our e-commerce team and the hiring of IT support related to our omni-channel initiative.

•	Professional fees increased 21 basis points as a percentage of net sales due to expenses related to our omni-channel initiative.
•	Repair and maintenance costs increased 13 basis points as a percentage of net sales due to repairs related to storm damage and HVAC repairs.
•
We expect overall store operating, selling and administrative expenses to increase as a percentage of net sales in Fiscal 2018 due to expenses related to our omni-channel initiative, and anticipated increases in health care and information technology costs.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.0% of net sales in Fiscal 2017 and 1.8% of net sales in Fiscal 2016.  In Fiscal 2017, depreciation expense increased due to the addition of new stores and the capitalization of IT investments.  We expect depreciation expense to increase as a percentage of net sales in Fiscal 2018 as additional phases of our omni-channel initiative are placed in service.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 36.7% for Fiscal 2017 and 36.9% for Fiscal 2016.  The decrease in rate resulted primarily from utilization of available federal and state tax credits.

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

During Fiscal 2016, 893 stores were included in the comparable store sales comparison.  Comparable store net sales were driven by gains across footwear, offset by declines in apparel and equipment.  Significant increases were achieved in basketball and lifestyle footwear, while branded apparel, baseball equipment and fitness equipment experienced declines.  Additionally, we eliminated the sale of beverages in our stores, which contributed to the decline in equipment.  We also experienced an increase in sales per transaction.

Gross profit.  Cost of goods sold includes the cost of inventory, occupancy costs for stores and occupancy and operating costs for our wholesale and logistics facility.  Gross profit was $332.7 million, or 35.3% of net sales, in Fiscal 2016, compared with $326.8 million, or 35.8% of net sales, in Fiscal 2015.  Furthermore:

•	Merchandise gross margin decreased as a percentage of net sales due to increased markdowns to liquidate seasonal and aged inventory.
•
Wholesale and logistics expenses remained flat as a percentage of net sales for Fiscal 2016.  Increased labor costs associated with our quick replenishment capability were offset by a decrease in occupancy costs due to the lease expiration of our old facility.

•	Store occupancy expense increased 26 basis points as a percentage of net sales mainly due to de-leverage associated with lower comparable sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $203.7 million, or 21.6% of net sales, for Fiscal 2016, compared with $192.6 million, or 21.1% of net sales, for Fiscal 2015.  Furthermore:

•	Total salary and benefit costs increased 53 basis points as a percentage of net sales due to de-leverage associated with lower comparable store sales and higher health care costs.
•
Data processing costs increased 9 basis points as a percentage of net sales due to the implementation of new systems and the upgrade of existing systems, as well as significant improvements in our infrastructure and disaster recovery capabilities.

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

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net cash provided by operating activities	$78,675	$58,479	$102,392
Net cash used in investing activities	(29,409)	(24,677)	(22,559)
Net cash used in financing activities	(42,582)	(89,925)	(57,663)
Net increase (decrease) in cash and cash equivalents	$6,684	$(56,123)	$22,170

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

Net cash provided by operating activities was $78.7 million for Fiscal 2017 compared with net cash provided by operating activities of $58.5 million and $102.4 million in Fiscal 2016 and Fiscal 2015, respectively.  The increase in net cash provided by operating activities for Fiscal 2017 compared to Fiscal 2016 and Fiscal 2015 was impacted by the following:

•	Net income provided cash of $61.1 million, $70.5 million and $73.6 million during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.
•
Ending inventory per store declined 4.0% and increased 11.4% at January 28, 2017 and January 30, 2016, respectively, compared to the prior year.  Fiscal 2017 inventory declined on a per store basis mainly due to returns, cancellations and markdowns taken to liquidate excess inventory in the back half of the year.  Fiscal 2016 was affected by slower sales in the fourth quarter, as well as initiatives to improve our in-stock position and quick replenishment capability.  The change in inventory provided cash of $2.4 million during Fiscal 2017 and used cash of $42.7 million and $13.9 million during Fiscal 2016 and Fiscal 2015, respectively.

•
The change in accounts payable used cash of $11.4 million in Fiscal 2017 and provided cash of $4.0 and $9.9 million in Fiscal 2016 and Fiscal 2015, respectively.  The decrease in Fiscal 2017 resulted mainly from the timing of receipts prior to our peak selling seasons.  The increases in Fiscal 2016 and Fiscal 2015 resulted from an earlier receipt of inventory in advance of the spring season and planned additional inventory in footwear in Fiscal 2016.

•
Non-cash charges included depreciation and amortization expense of $19.0 million, $17.0 million and $16.0 million during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, and stock-based compensation expense of $4.6 million, $5.2 million and $4.5 million during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.  Stock-based compensation in Fiscal 2017 and Fiscal 2015 was affected by a higher than historical forfeiture of restricted stock and performance-based awards.  Fluctuations in stock-based compensation generally result from the achievement of performance-based equity awards at greater or lesser than their granted level, fluctuations in the price of our common stock and levels of forfeitures in any given period.  Depreciation expense has increased in each fiscal year due to investments in facilities and information technology systems, and is expected to continue to increase as additional systems are placed into service.

Investing Activities.

Cash used in investing activities in the fiscal periods ended January 28, 2017, January 30, 2016 and January 31, 2015 totaled $29.4 million, $24.7 million and $22.6 million, respectively.  Gross capital expenditures used $29.7 million, $25.1 million and $22.9 million during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.  Capital expenditures in Fiscal 2017 and Fiscal 2016 primarily consisted of new stores, relocations, remodels and expansions of existing stores and IT projects.  Capital expenditures in Fiscal 2015 primarily consisted of new stores, relocations, remodels and expansions of existing stores and construction costs on our wholesale and logistics facility.

We opened 65 new stores and relocated, expanded and/or remodeled 10 existing stores during Fiscal 2017.  We opened 71 new stores and relocated, expanded and/or remodeled 19 existing stores during Fiscal 2016.  We opened 80 new stores and relocated, expanded and /or remodeled 10 existing stores during Fiscal 2015.

We estimate the cash outlay for capital expenditures in the fiscal year ending February 3, 2018 will be approximately $25 million to $30 million, which relates to expenditures for the opening of new stores; the remodeling, relocation or expansion of selected existing stores, information system infrastructure and upgrades (including our omni-channel initiative), and other departmental needs.  We expect to expand our store base by a net 15 to 35 stores.

Of the total budgeted dollars for capital expenditures for Fiscal 2018, we anticipate that approximately 40% will be related to the opening new stores, store expansions and relocations and store remodels.  Approximately 37% will be related to information technology, consisting primarily of expenditures on our omni-channel initiative, and various system enhancements and upgrades.  The remaining 23% relates primarily to specific department expenditures and includes facility upgrades, transportation equipment, automobiles, fixtures and security equipment for our stores.

Financing Activities.

Net cash used in financing activities was $42.6 million, $89.9 million and $57.7 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.  The financing activity cash fluctuation between years is primarily the result of repurchases of our common stock.  We expended $43.1 million, $91.3 million and $61.0 million on repurchases of our common stock during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively, which included cash used to settle net share equity awards of $0.9 million, $2.1 million and $4.7 million during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

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

At January 28, 2017, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew in August 2018 and November 2018, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of January 28, 2017, we did not have any debt outstanding under either of these facilities.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sports, Inc. at January 28, 2017 (in thousands):

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations (1)	595	1,258	812	787	3,452
Interest on capital lease obligations (1)	249	391	229	102	971
Operating lease obligations (1)	60,199	95,936	57,772	41,437	255,344
Purchase obligations (2)	6,850	3,333	219	-	10,402
Other liabilities (3)	116	75	-	2,708	2,899
Total	$68,009	$100,993	$59,032	$45,034	$273,068

(1)	See "Part II, Item 8, Consolidated Financial Statements Note 6 – Leases."

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

Off-Balance Sheet Arrangements

We have not provided any financial guarantees through January 28, 2017.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Inflation and Other Economic Factors

Our ability to provide quality imported merchandise on a profitable basis may be subject to political and economic factors and influences that we cannot control.  National or international events, including changes in government trade or other policies, could increase our merchandise costs and other costs that are critical to our operations.  Consumer spending could also decline because of economic pressures.  See "Risk Factors."

We do not believe that inflation has had a material impact on our financial position or results of operations to date.  A high rate of inflation or other increases in the cost of conducting our business in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of net sales if the selling prices of our merchandise do not increase with these increased costs.

Our Critical Accounting Policies

Our critical accounting policies reflected in the consolidated financial statements are detailed below.

Revenue Recognition.  We recognize revenue, including layaway, customer order and gift card sales, in accordance with ASC Topic 605, Revenue Recognition.  Retail merchandise sales occur on-site in our stores.  We recognize revenue at the time the customer takes possession of the merchandise.  Retail sales are recorded net of returns and discounts and exclude sales taxes.

Layaways:  Customers have the option of paying a down payment and placing merchandise on layaway.  The customer may make further payments in installments, but the entire purchase price must be received by us within 30 days.  The down payment and any installments are recorded as short-term deferred revenue until the customer pays the entire purchase price for the merchandise.

Customer Orders:  Customers may order merchandise available in other Hibbett store locations for pickup in the selling store at a later date.  Customers make a deposit payment with the remaining balance due at pickup.  The deposits are recorded as short-term deferred revenue until the remaining balance is paid and the customer takes possession of the merchandise.

During Fiscal 2018, we expect to launch ship-to-home functionality.  Customers will make full payment at the time the order is placed.  Customer payments will be recorded as short-term deferred revenue until the merchandise is shipped.

Customer Loyalty Program:  We offer a customer loyalty program, the MVP Rewards program, whereby customers, upon registration, can earn reward certificates that can be redeemed in our stores.  An estimate of the obligation related to the program, based on historical certificate redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  At January 28, 2017 and January 30, 2016, the amount recorded in other accrued expenses on our consolidated balance sheet for reward certificates issued was not material.

Gift Cards:  Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as other accrued expenses on our consolidated balance sheet.

The net deferred revenue liability for gift cards, customer orders and layaways at January 28, 2017 and January 30, 2016 was $5.8 million and $5.5 million, respectively.  Income from unredeemed gift cards is recognized on our consolidated statements of operations as a reduction to store operating, selling and administrative expenses when the likelihood of redemption becomes remote.  We have determined the likelihood of redemption is remote when redemptions are equal to or less than five percent of the remaining balances of gift cards aged by activation year.  Gift card breakage was not material in Fiscal 2017, Fiscal 2016 or Fiscal 2015.

Inventories.  Inventories are valued using the lower of weighted average cost or market method.  Items are removed from inventory using the weighted average cost method.

Lower of Cost or Market:  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of January 28, 2017 and January 30, 2016, the accrual was $5.5 million and $3.7 million, respectively.  A determination of net realizable value requires significant judgment.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Physical inventory counts are performed on a cyclical basis.  As of January 28, 2017 and January 30, 2016, the accrual was $1.3 million.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 56.8%, 57.5% and 55.7% of our purchases for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.  Our second largest vendor, Under Armour, represented 16.4%, 15.9% and 15.4% of our purchases.  Our third largest vendor represented 5.5%, 4.2% and 6.4% of our purchases for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Consignment Inventories:  Consignment inventories, which are owned by the vendor but located in our stores, are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At January 28, 2017 and January 30, 2016, vendor-owned inventories held at our locations (and not reported as our inventory) were $7.2 million and $5.7 million, respectively.

Accrued Expenses.  On a monthly basis, we estimate certain significant expenses in an effort to record those expenses in the period incurred.  Our most significant estimates relate to payroll and payroll tax expenses, property taxes, insurance-related expenses and utility expenses.  Estimates are primarily based on current activity and historical results and are adjusted as facts change.  Determination of estimates and assumptions for accrued expenses requires significant judgment.

We use a combination of third-party insurance and self-insurance for a number of risks including workers' compensation, general liability, property liability and employee-related health benefits, a portion of which is paid by our employees.  The estimates and accruals for the liabilities associated with these risks are regularly evaluated for adequacy based on the most current available information, including historical claims experience and expected future claims costs.

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

Interest Rate Risk

Our net exposure to interest rate risk results primarily from interest rate fluctuations on our credit facilities, which bears interest at a rate which varies with LIBOR, prime or federal funds rates.  At the end of Fiscal 2017 and Fiscal 2016, we had no borrowings outstanding under any credit facility.

There were 19 days during the 52 weeks ended January 28, 2017, where we incurred borrowings against our credit facilities for an average borrowing of $6.6 million.  During Fiscal 2017, the maximum amount outstanding against these agreements was $11.8 million and the weighted average interest rate was 2.50%.

There were 36 days during the 52 weeks ended January 30, 2016, where we incurred borrowings against our credit facilities for an average borrowing of $12.9 million.  During Fiscal 2016, the maximum amount outstanding against these agreements was $28.4 million and the weighted average interest rate was 2.22%.

Quarterly and Seasonal Fluctuations

We experience seasonal fluctuations in our net sales and results of operations.  We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, weather fluctuations, merchandise mix, demand for merchandise driven by local interest in sporting events, and the timing of sales tax holidays and annual income tax refunds.

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

Item 8.   Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of our Company are included in response to this item:

• Report of Independent Registered Public Accounting Firm
• Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016
• Consolidated Statements of Operations for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015
• Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015
• Consolidated Statements of Stockholders' Investment for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015
• Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
 Hibbett Sports, Inc.:

We have audited the accompanying consolidated balance sheets of Hibbett Sports, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the years in the three-year period ended January 28, 2017. We also have audited Hibbett Sports, Inc.'s internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Hibbett Sports, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Hibbett Sports, Inc.'s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hibbett Sports, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Hibbett Sports, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Birmingham, Alabama
March 28, 2017

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

ASSETS	January 28, 2017	January 30, 2016
Current Assets:
Cash and cash equivalents	$38,958	$32,274
Trade receivables, net	4,666	3,787
Accounts receivable, other	4,236	3,289
Inventories, net	280,701	283,099
Prepaid expenses and other	9,703	7,919
Total current assets	338,264	330,368

Property and Equipment:
Land and buildings	28,396	28,390
Buildings under capital lease	3,652	3,652
Equipment	84,332	76,513
Equipment under capital lease	1,407	1,121
Furniture and fixtures	35,170	32,863
Leasehold improvements	87,159	80,394
Construction in progress	7,300	8,523
	247,416	231,456
Less accumulated depreciation and amortization	135,782	130,067
Net property and equipment	111,634	101,389

Deferred income taxes, net	5,285	6,657
Other assets, net	3,671	3,958
Total Assets	$458,854	$442,372

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$77,046	$88,456
Capital lease obligations	595	478
Accrued payroll expenses	8,268	7,702
Deferred rent	5,050	3,972
Other accrued expenses	5,113	4,582
Total current liabilities	96,072	105,190

Capital lease obligations	2,857	3,149
Deferred rent	21,664	19,119
Unrecognized tax benefits	1,401	1,355
Other liabilities	2,820	2,713
Total liabilities	124,814	131,526

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,739,079 and 38,628,385 shares issued at January 28, 2017 and January 30, 2016, respectively	387	386
Paid-in capital	174,719	169,543
Retained earnings	697,658	636,583
Treasury stock, at cost, 17,067,482 and 15,831,926 shares repurchased at January 28, 2017 and January 30, 2016, respectively	(538,724)	(495,666)
Total stockholders' investment	334,040	310,846
Total Liabilities and Stockholders' Investment	$458,854	$442,372

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net sales	$972,960	$943,104	$913,486
Cost of goods sold, including wholesale and logistics facility and store occupancy costs	634,364	610,389	586,702
Gross profit	338,596	332,715	326,784

Store operating, selling and administrative expenses	222,785	203,673	192,648
Depreciation and amortization	19,047	17,038	15,990
Operating income	96,764	112,004	118,146

Interest income	24	31	22
Interest expense	(292)	(323)	(315)
Interest expense, net	(268)	(292)	(293)
Income before provision for income taxes	96,496	111,712	117,853

Provision for income taxes	35,421	41,184	44,269
Net income	$61,075	$70,528	$73,584

Basic earnings per share	$2.75	$2.95	$2.90
Diluted earnings per share	$2.72	$2.92	$2.87

Weighted average shares outstanding:
Basic	22,240	23,947	25,369
Diluted	22,427	24,129	25,620

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 28, 2017		January 30, 2016		January 31, 2015
Cash Flows From Operating Activities:
Net income	$	$ 61,075	$	$ 70,528	$	$ 73,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		19,047		17,038		15,990
Deferred income taxes and unrecognized income tax benefit, net		1,418		1,285		4,220
Excess tax benefit from stock option exercises		(99)		(900)		(2,911)
Loss (gain) on disposal and write-down of assets, net		238		(156)		181
Stock-based compensation		4,592		5,198		4,468
Changes in operating assets and liabilities:
Trade receivables, net		(879)		(106)		117
Accounts receivable, other		(947)		607		706
Inventories, net		2,398		(42,691)		(13,863)
Prepaid expenses and other		(1,712)		2,186		6,614
Other assets, net		351		(443)		46
Accounts payable		(11,410)		4,017		9,907
Deferred rent, non-current		2,544		3,076		2,240
Accrued expenses and other		2,059		(1,160)		1,093
Net cash provided by operating activities		78,675		58,479		102,392

Cash Flows From Investing Activities:
Purchase of investments, net		(104)		65		(90)
Capital expenditures		(29,733)		(25,147)		(22,873)
Proceeds from sale of property and equipment		154		298		320
Proceeds from insurance		223		107		84
Other		51		-		-
Net cash used in investing activities		(29,409)		(24,677)		(22,559)

Cash Flows From Financing Activities:
Cash used for stock repurchases		(42,115)		(89,212)		(56,302)
Net payments on capital lease obligations		(485)		(346)		(377)
Excess tax benefit from stock option exercises		99		900		2,911
Cash used to settle net share equity awards		(943)		(2,120)		(4,669)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan		862		853		774
Net cash used in financing activities		(42,582)		(89,925)		(57,663)

Net increase (decrease) in cash and cash equivalents		6,684		(56,123)		22,170
Cash and cash equivalents, beginning of year		32,274		88,397		66,227
Cash and cash equivalents, end of year		$38,958		$32,274		$88,397

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest		$285		$308		$306
Income taxes, net of refunds		$35,057		$42,500		$32,626

Supplemental Schedule of Non-Cash Financing Activities:
Property and equipment additions under capital leases		$342		$508		$909

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
(in thousands)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance-February 1, 2014	38,202	$382	$154,533	$492,471	12,390	$(343,363)	$304,023
Net income	-	-	-	73,584	-	-	73,584
Issuance of shares through the Company's equity plans, including tax benefit of $2,911	264	3	3,682	-	-	-	3,685
Adjustment to income tax benefit from exercises of employee stock options	-	-	(8)	-	-	-	(8)
Purchase of shares under the stock repurchase program	-	-	-	-	1,124	(56,302)	(56,302)
Settlement of net share equity awards	-	-	-	-	82	(4,669)	(4,669)
Stock-based compensation	-	-	4,468	-	-	-	4,468
Balance-January 31, 2015	38,466	385	162,675	566,055	13,596	(404,334)	324,781
Net income	-	-	-	70,528	-	-	70,528
Issuance of shares through the Company's equity plans, including tax benefit of $900	162	1	1,753	-	-	-	1,754
Adjustment to income tax benefit from exercises of employee stock options	-	-	(83)	-	-	-	(83)
Purchase of shares under the stock repurchase program	-	-	-	-	2,193	(89,212)	(89,212)
Settlement of net share equity awards	-	-	-	-	43,000	(2,120)	(2,120)
Stock-based compensation	-	-	5,198	-	-	-	5,198
Balance-January 30, 2016	38,628	386	169,543	636,583	15,832	(495,666)	310,846
Net income	-	-	-	61,075	-	-	61,075
Issuance of shares through the Company's equity plans, including tax benefit of $99	111	1	960	-	-	-	961
Adjustment to income tax benefit from exercises of employee stock options	-	-	(376)	-	-	-	(376)
Purchase of shares under the stock repurchase program	-	-	-	-	1,209	(42,115)	(42,115)
Settlement of net share equity awards	-	-	-	-	26	(943)	(943)
Stock-based compensation	-	-	4,592	-	-	-	4,592
Balance-January 28, 2017	38,739	$$387	$$174,719	$$697,658	17,067	$($538,724)	$$334,040

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett Sports, Inc. is an athletic specialty retailer in small to mid-sized markets predominately in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  References to "we," "our," "us" and the "Company" refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.  Our fiscal year ends on the Saturday closest to January 31 of each year.  The consolidated statements of operations for Fiscal 2017, Fiscal 2016 and Fiscal 2015 include 52 weeks of operations.  Our merchandise assortment features a core selection of brand name merchandise emphasizing athletic footwear, team sports equipment, athletic and fashion apparel and related accessories.  We complement this core assortment with a selection of localized apparel, footwear and accessories designed to appeal to a wide range of customers within each market.

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

Customers

No customer accounted for more than 5.0% of our net sales during the fiscal years ended January 28, 2017, January 30, 2016 or January 31, 2015.

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

The following table presents the components of our advertising expense (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Gross advertising costs	$10,382	$9,983	$9,763
Advertising reimbursements	(3,319)	(2,949)	(3,456)
Net advertising costs	$7,063	$7,034	$6,307

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

Under the 2015 Program, we repurchased 1.2 million shares of our common stock during Fiscal 2017 at a cost of $43.1 million, including 25,993 shares acquired from holders of restricted stock to satisfy tax withholding requirements of $0.9 million.  Under the 2012 Program, we repurchased 2.2 million shares of our common stock during Fiscal 2016 at a cost of $91.3 million, including 43,000 shares acquired from holders of restricted stock to satisfy tax withholding requirements of $2.1 million.

Historically, under all stock repurchase authorizations, we have repurchased a total of 17.1 million shares of our common stock at an approximate cost of $538.7 million as of January 28, 2017, and had approximately $257.9 million remaining under the 2015 Program for stock repurchases.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.

Subsequent to January 28, 2017, we have repurchased 359,304 shares of our common stock at a cost of $11.2 million through March 17, 2017.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  We are exposed to credit risk in the event of default by our financial institutions where we maintain deposits to the extent the amount recorded on the consolidated balance sheet exceeds the FDIC insurance limits per institution.  Amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at January 28, 2017 and January 30, 2016 were $3.7 million and $4.3 million, respectively.

Investments

We hold investments in trust for the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) and the Hibbett Sports, Inc. Executive Voluntary Deferral Plan (Deferral Plan).  These are trading securities.  At January 28, 2017, we had $2.7 million of investments of which $0.1 million was included in prepaid expenses and other and $2.6 million was included in other assets, net.  At January 30, 2016, we had $2.6 million of investments of which $0.1 million was included in prepaid expenses and other and $2.5 million was included in other assets, net.  Net unrealized holding gains for Fiscal 2017 was $0.1 million and net unrealized holding losses for Fiscal 2016 were $0.1 million.

Trade and Other Accounts Receivable

Trade accounts receivable consist primarily of amounts due to us from sales to educational institutions for athletic programs.  We do not require collateral, and we maintain an allowance for potential uncollectible accounts based on an analysis of the aging of accounts receivable at the date of the financial statements, historical losses and existing economic conditions, when relevant.  The allowance for doubtful accounts at January 28, 2017 and January 20, 2016 was $79,000 and $89,000, respectively.

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

Lower of Cost or Market:  Market is determined based on estimated net realizable value.  We regularly review inventories to determine if the carrying value exceeds realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost or market accrual based on historical trends and specific identification.  As of January 28, 2017 and January 30, 2016, the accrual was $5.5 million and $3.7 million, respectively.  A determination of net realizable value requires significant judgment.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Physical inventory counts are performed on a cyclical basis.  As of January 28, 2017 and January 30, 2016, the accrual was $1.3 million.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 56.8%, 57.5% and 55.7% of our purchases for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.  Our second largest vendor, Under Armour, represented 16.4%, 15.9% and 15.4% of our purchases.  Our third largest vendor represented 5.5%, 4.2% and 6.4% of our purchases for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

Consignment Inventories:  Consignment inventories, which are owned by the vendor but located in our stores, are not reported as our inventory until title is transferred to us or our purchase obligation is determined.  At January 28, 2017 and January 30, 2016, vendor-owned inventories held at our locations (and not reported as our inventory) were $7.2 million and $5.7 million, respectively.

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

Construction in progress has historically been comprised primarily of property and equipment related to unopened stores and amounts associated with technology upgrades at period-end.  At January 28, 2017, approximately 71% of the construction in progress balance was comprised of costs associated with information technology capital projects.  The remaining balance consisted primarily of costs associated with logistics facility upgrades to support our omni-channel initiative.

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

In our consolidated statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The current portion is included as a change in accrued expenses and the long-term portion is included as a change in deferred rent, non-current.  The liability for the current portion of unamortized landlord allowances was $4.6 million and $3.7 million at January 28, 2017 and January 30, 2016, respectively.  The liability for the long-term portion of unamortized landlord allowances was $16.4 million and $14.4 million at January 28, 2017 and January 30, 2016, respectively.  We estimate the non-cash portion of landlord allowances was $1.4 million and $1.1 million at January 28, 2017 and January 30, 2016, respectively.

Revenue Recognition

We recognize revenue, including layaway, customer order and gift card sales, in accordance with the Accounting Standards Codification (ASC) Topic 605, Revenue Recognition.  Retail merchandise sales occur on-site in our stores.  We recognize revenue at the time the customer takes possession of the merchandise.  Retail sales are recorded net of returns and discounts and exclude sales taxes.

Layaways:  Customers have the option of paying a down payment and placing merchandise on layaway.  The customer may make further payments in installments, but the entire purchase price must be received by us within 30 days.  The down payment and any installments are recorded as short-term deferred revenue until the customer pays the entire purchase price for the merchandise.

Customer Orders:  Customers may order merchandise available in other Hibbett store locations for pickup in the selling store at a later date.  Customers make a deposit payment with the remaining balance due at pickup.  The deposits are recorded as short-term deferred revenue until the remaining balance is paid and the customer takes possession of the merchandise.

Customer Loyalty Program:  We offer a customer loyalty program, the MVP Rewards program, whereby customers, upon registration, can earn reward certificates that can be redeemed in our stores.  An estimate of the obligation related to the program, based on historical certificate redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  At January 28, 2017 and January 30, 2016, the amount recorded in other accrued expenses on our consolidated balance sheet for reward certificates issued was not material.

Gift Cards:  Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded as other accrued expenses on our consolidated balance sheet.

The net deferred revenue liability for gift cards, customer orders and layaways at January 28, 2017 and January 30, 2016 was $5.8 million and $5.5 million, respectively.  Income from unredeemed gift cards is recognized on our consolidated statements of operations as a reduction to store operating, selling and administrative expenses when the likelihood of redemption becomes remote.  We have determined the likelihood of redemption is remote when redemptions are equal to or less than five percent of the remaining balances of gift cards aged by activation year.  Gift card breakage was not material in Fiscal 2017, Fiscal 2016 or Fiscal 2015.

Store Opening and Closing Costs

New store opening costs, including pre-opening costs, are charged to expense as incurred.  Store opening costs primarily include payroll expenses, training costs and straight-line rent expenses.  All pre-opening costs are included in store operating, selling and administrative expenses as a part of operating expenses.

We consider individual store closings to be a normal part of operations and regularly review store performance against expectations.  Costs associated with store closings are recognized at the time of closing or when a liability has been incurred.  These costs were not significant in Fiscal 2017, Fiscal 2016 or Fiscal 2015.

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

Insurance Accrual

We are self-insured for a significant portion of our health insurance.  Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims experience.  The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions.  To minimize our potential exposure, we carry stop-loss insurance that reimburses us for losses over $0.2 million per covered person per year.  As of January 28, 2017 and January 30, 2016, the accrual for these liabilities was $0.6 million and $0.7 million, respectively, and was included in other accrued expenses in the consolidated balance sheets.

We are also self-insured for our workers' compensation, property and general liability insurance up to an established deductible with a cumulative stop-loss on workers' compensation.  As of January 28, 2017 and January 30, 2016, the accrual for these liabilities (which is not discounted) was $0.7 million and $0.4 million and was included in other accrued expenses in the consolidated balance sheets.

Sales Returns

Net sales returns were $37.8 million for Fiscal 2017, $34.8 million for Fiscal 2016 and $32.3 million for Fiscal 2015.  The accrual for the effect of estimated returns was $0.4 million as of January 28, 2017 and January 30, 2016, and was included in other accrued expenses in the consolidated balance sheets.  Determination of the accrual for estimated returns requires significant judgment.

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

In July 2015, the FASB issued ASU 2015-11, Inventory – Simplifying the Measurement of Inventory, which requires all inventory, other than inventory measured at last-in, first out (LIFO) or the retail inventory method, to be measured at the lower of cost or net realizable value.  This ASU is effective for fiscal years beginning after December 15, 2016.  The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  The adoption of ASU 2015-11 will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 – Leases, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements.  The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.  ASU 2016-02 is effective for us on February 3, 2019 (Fiscal 2020), with early adoption permitted.  We expect to adopt ASU 2016-02 in Fiscal 2020.  A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements (Fiscal 2018), with certain practical expedients available.

We expect that ASU 2016-02 will have a material effect on our financial statements.  While we are continuing to assess the effect of adoption, we currently believe the most significant changes relate to the recognition of new ROU assets and lease liabilities on our consolidated balance sheet for the retail stores present operating leases.  We do not expect a significant change in our leasing strategy between now and adoption.  We expect to elect all of the standard's available practical expedients on adoption.  The discount rate used in the modified retrospective transition will be our incremental borrowing rate as of January 29, 2017 or 4.0%.  We plan to elect to separate non-lease components from lease components on all asset classes.

In March 2016, the FASB issued ASU 2016-09 – Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.  The new guidance eliminates the concept of additional paid-in-capital pools for stock-based awards and requires that the related excess tax benefits and tax deficiencies be classified as an operating activity in the statement of cash flows.  The new guidance also allows entities to make a one-time policy election to account for forfeitures when they occur, instead of accruing compensation cost based on the number of awards expected to vest.  Additionally, the new guidance changes the requirement for an award to qualify for equity classification by permitting tax withholding up to the maximum statutory tax rate instead of the minimum statutory tax rate.  We will adopt this ASU in the first quarter of Fiscal 2018 and have elected to account for forfeitures of stock-based awards when they occur.  Upon adoption, we will recognize a net cumulative adjustment through retained earnings of approximately $0.8 million which represents the effect of eliminating estimated forfeitures.  We believe the largest impact of adopting ASU 2016-09 will be an increase in the volatility of income tax expense in our consolidated financial statements.  If ASU 2016-09 had been adopted for Fiscal 2017, the effective income tax rate as a percentage of pre-tax income would have increased from 36.7% to 37.1%.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.  This new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interest in securitizations.  The guidance also clarifies that cash flows with aspects of multiple classes of cash flows or that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item.  This guidance is effective for fiscal years beginning after December 15, 2017 (our Fiscal 2018) and interim periods within those fiscal years.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of January 28, 2017, there were no other new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations.

NOTE 3.  STOCK-BASED COMPENSATION

At January 28, 2017, we had four stock-based compensation plans:

(a)
The 2015 Equity Incentive Plan (EIP) provides that the Board of Directors may grant equity awards to certain employees of the Company at its discretion.  The EIP was adopted effective July 1, 2015 and authorizes grants of equity awards of up to 1,000,000 authorized but unissued shares of common stock.  At January 28, 2017, there were 853,925 shares available for grant under the EIP.

(b)
The 2015 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 300,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  The ESPP was adopted effective July 1, 2015.  At January 28, 2017, there were 278,350 shares available for purchase under the ESPP.

(c)
The 2015 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options.  The Deferred Plan was adopted effective July 1, 2015 and authorizes grants up to 150,000 authorized but unissued shares of common stock.  At January 28, 2017, there were 141,315 shares available for grant under the Deferred Plan.

(d)
The 2012 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors.  The DEP was adopted effective May 24, 2012 and authorizes grants of equity awards of up to 500,000 authorized but unissued shares of common stock.  At January 28, 2017, there were 364,678 shares available for grant under the DEP.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of January 28, 2017, we had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based units (PSUs) to our employees.  The annual grants made for Fiscal 2017, Fiscal 2016 and Fiscal 2015 to employees consisted solely of RSUs.  We have also awarded PSUs to our Named Executive Officers (NEOs) and expect the Compensation Committee of the Board will continue to grant PSUs to our NEOs in the future.

As of January 28, 2017, we had only granted awards in the form of stock, stock options and deferred stock units (DSUs) to our Board members.  Under the DEP, Board members currently receive an annual value of $75,000 worth of equity in the form of stock options or RSUs upon election to the Board and a value of $100,000 worth of equity in any form allowed within the DEP, for each full year of service, pro-rated for Directors who serve less than one full year.  The Chairman of the Board receives an annual value of $150,000 worth of equity in any form allowed within the DEP.

The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Under the DEP, Directors have the option with certain equity forms to set vesting dates.  Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.  All of our awards are classified as equity awards.

The compensation cost for these plans was as follows (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Stock-based compensation expense by type:
Stock options	$384	$391	$469
Restricted stock units	4,010	4,632	3,833
Employee stock purchases	104	105	96
Director deferred compensation	94	70	70
Total stock-based compensation expense	4,592	5,198	4,468
Income tax benefit recognized	1,655	1,895	1,645
Stock-based compensation expense, net of income tax	$2,937	$3,303	$2,823

Stock-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses.  There is no capitalized stock-based compensation cost.

The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock unit awards vested during the period.  The actual income tax benefit realized for the deductions considered on our income tax returns for Fiscal 2017, Fiscal 2016 and Fiscal 2015 was from option exercises and restricted stock unit releases and totaled $1.2 million, $2.5 million and $5.3 million, respectively.

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

Following is the weighted average fair value of each option granted during Fiscal 2017.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for each period:

	Quarter Ended
	April 30, 2016		July 30, 2016
Grant date	Mar 15	Mar 31	Jun 30
Exercise price	$35.07	$35.90	$34.79
Weighted average fair value at date of grant	$10.56	$10.63	$9.88
Expected option life (years)	4.84	4.84	4.84
Expected volatility	31.99%	32.01%	30.91%
Risk-free interest rate	1.46%	1.18%	0.99%
Dividend yield	None	None	None

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

Activity for our option plans during Fiscal 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at January 30, 2016	243,397	$37.13	5.18	$987
Granted	36,359	35.10
Exercised	(16,152)	27.11
Forfeited, cancelled or expired	-	-
Options outstanding at January 28, 2017	263,604	$37.47	5.11	$963

Exercisable at January 28, 2017	263,604	$37.47	5.11	$963

The weighted average grant-date fair value of options granted during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $10.56, $16.63 and $23.12, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $0.4 million, $0.4 million and $0.5 million, respectively, before the recognized income tax benefit of $0.1 million, $0.1 million and $0.2 million, respectively.

The total intrinsic value of stock options exercised during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $0.6 million, $0.2 million and $1.1 million, respectively.  The total cash received from these stock option exercises during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $0.4 million, $0.4 million and $0.4 million, respectively.  Excess income tax proceeds from stock option exercises are included in cash flows from financing activities as required by ASC Topic 230, Statement of Cash Flows.  As of January 28, 2017, there was no unrecognized compensation cost related to nonvested stock options.

Restricted Stock and Performance-Based Units

RSUs and PSUs are granted with a fair value equal to the closing market price of our common stock on the date of grant.  All PSUs have been awarded in the form of restricted stock units.  Compensation expense is recorded straight-line over the vesting period and, in the case of PSUs, at the estimated percentage of achievement.  Restricted stock unit awards to our employees generally cliff vest in four years from the date of grant for those awards that are not performance-based.  If a Director chooses to receive their annual equity award in stock and he or she defers the vesting date, then the form of stock is a DSU.  PSUs provide for awards based on achievement of certain predetermined corporate performance goals and cliff vest in one to five years from the date of grant after achievement of stated performance criterion and upon meeting stated service conditions.

The following table summarizes the restricted stock unit awards activity under all of our plans during Fiscal 2017:

	RSUs		PSUs		Totals
	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted stock unit awards outstanding at January 30, 2016	249,525	$53.31	88,125	$49.42	337,650	$52.29
Granted	118,343	35.14	45,300	35.07	163,643	35.12
PSU multiplier earned (1)	-	-	(14,950)	52.31	(14,950)	52.31
Vested	(55,537)	51.25	(23,000)	38.82	(78,537)	47.61
Forfeited, cancelled or expired	(12,963)	49.35	-	-	(12,963)	49.35
Restricted stock unit awards outstanding at January 28, 2017	299,368	$46.68	95,475	$44.71	394,843	$46.20

(1)            PSU multiplier earned represents the net RSUs awarded to our NEOs above and below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant.  Goals were achieved at 50% for all performance equity awards released in Fiscal 2017; therefore, the multiplier was negative.

The weighted average grant date fair value of our RSUs granted was $35.12, $50.48 and $56.81 for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.  There were 163,643, 111,705 and 98,374 RSUs awarded during Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $4.0 million, $4.6 million and $3.8 million, respectively, before the recognized income tax benefit of $1.5 million, $1.7 million and $1.4 million, respectively.

During Fiscal 2017, RSU awards of 78,537 unit awards, including 23,000 awards that were PSUs, vested with an intrinsic value of $2.8 million.  The total intrinsic value of our RSU awards outstanding and unvested at January 28, 2017, January 30, 2016 and January 31, 2015 was $12.9 million, $10.9 million and $17.2 million, respectively.  As of January 28, 2017, there was approximately $7.9 million of total unamortized unrecognized compensation cost related to RSU awards.  This cost is expected to be recognized over a weighted average period of 2.2 years.

Employee Stock Purchase Plan

The Company's ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employee purchases of common stock and the average price per share through the ESPP were as follows:

Fiscal Year Ended	Shares Purchased	Average Price Per Share
January 28, 2017	14,890	$28.48
January 30, 2016	12,251	$33.40
January 31, 2015	8,882	$42.16

The assumptions used in the option pricing model were as follows:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Weighted average fair value at date of grant	$6.98	$9.48	$10.78
Expected life (years)	0.25	0.25	0.25
Expected volatility	30.1% - 32.0%	32.0% - 36.2%	36.4% - 46.4%
Risk-free interest rate	0.37% - 0.68%	0.02% - 0.09%	0.04% - 0.16%
Dividend yield	None	None	None

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of ASC Topic 718 as it relates to accounting for certain employee stock purchase plans with a look-back option.  The compensation expense included in store operating, selling and administrative expenses and recognized during each of Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $0.1 million.

Director Deferred Compensation

Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their Board and Board Committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into stock units are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price of our common stock on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, Board and Board Committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  A total of 2,542, 1,812 and 1,426 stock units were deferred under this plan in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.  One director has elected to defer compensation into stock units in calendar 2017.

The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $94,000, $70,000 and $70,000, respectively, before the recognized income tax benefit of $35,000, $26,000 and $26,000, respectively.

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

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Net income	$$61,075	$$70,528	$$73,584

Weighted average number of common shares outstanding	22,240	23,947	25,369
Dilutive stock options	40	35	66
Dilutive restricted stock units	147	147	185
Weighted average number of common shares outstanding and dilutive shares	22,427	24,129	25,620

Basic earnings per share	$2.75	$2.95	$2.90
Diluted earnings per share	$2.72	$2.92	$2.87

In calculating diluted earnings per share for Fiscal 2017, 104,091 options to purchase shares of common stock outstanding as of the end of the period were excluded in the computations of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for Fiscal 2016, 120,206 options to purchase shares of common stock outstanding as of the end of the period were excluded in the computations of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for Fiscal 2015, 677 options to purchase shares of common stock outstanding as of the end of the period were excluded in the computations of diluted earnings per share due to their anti-dilutive effect.

We excluded 37,300 nonvested stock awards granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to performance-based annual vesting conditions which had not been achieved by the end of Fiscal 2017.  Assuming the performance criteria had been achieved at target as of January 28, 2017, the incremental dilutive impact would have been 24,503 shares.

NOTE 5.  DEBT

At January 28, 2017, we had two unsecured credit facilities, which are renewable in August and November 2017.  The August facility allows for borrowings up to $30.0 million with an interest rate at one month LIBOR plus 2.0%.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  There were 19 days during the fifty-two weeks ended January 28, 2017, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $6.6 million and $11.8 million, respectively, and an average interest rate of 2.50%.  At January 28, 2017, a total of $80.0 million was available to us from these facilities.

At January 30, 2016, we had two unsecured credit facilities, which were renewable in August and November 2016.  The August facility allowed for borrowings up to $30.0 million at a rate equal to the higher of prime rate, the federal funds rate plus 0.5% or LIBOR.  The November facility allowed for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we did not pay commitment fees and were not subject to covenant requirements.  There were 36 days during the fifty-two weeks ended January 30, 2016, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $12.9 million and $28.4 million, respectively, and an average interest rate of 2.22%.

NOTE 6.  LEASES

We have entered into capital leases for certain property and transportation equipment.  At January 28, 2017, total capital lease obligations were $3.5 million, of which $0.6 million was classified as a short-term liability and included in capital lease obligations and $2.9 million was classified as a long-term liability and included in capital lease obligations in our consolidated balance sheet.  At January 30, 2016, total capital lease obligations were $3.6 million, of which $0.5 million was classified as a short-term liability and included in capital lease obligations and $3.1 million was classified as a long-term liability and included in capital lease obligations in our consolidated balance sheet.  The cost basis of total assets under capital leases at January 28, 2017 and January 30, 2016 was $5.1 million and $4.8 million, respectively, with accumulated amortization at January 28, 2017 and January 30, 2016 of $2.1 million and $1.6 million, respectively.  Amortization expense related to assets under capital leases was $0.6 million, $0.5 million and $0.5 million in Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively.

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

During Fiscal 2017, we increased our lease commitments by a net of 34 stores, each having initial lease termination dates between March 2021 and April 2027.  At January 28, 2017, the future minimum lease payments under capital leases and the present value of such payments, and the future minimum lease payments under our operating leases, excluding maintenance, insurance and real estate taxes, including the net 34 lease commitments added during Fiscal 2017, were as follows (in thousands):

	Capital	Operating	Total
Fiscal 2018	$844	$60,199	$61,043
Fiscal 2019	838	52,748	53,586
Fiscal 2020	811	43,188	43,999
Fiscal 2021	642	33,593	34,235
Fiscal 2022	399	24,178	24,577
Thereafter	889	41,438	42,327
Total minimum lease payments	4,423	255,344	259,767
Less amount representing interest	971	-	971
Present value of total minimum lease payments	$3,452	$255,344	$258,796

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Minimum rentals	$54,910	$52,538	$49,323
Contingent rentals	4,744	4,434	4,647
	$59,654	$56,972	$53,970

NOTE 7.  DEFINED CONTRIBUTION BENEFIT PLANS

We maintain the Hibbett Sports, Inc. 401(k) Plan (401(k) Plan) for the benefit of our employees.  The 401(k) Plan covers all employees who have completed one year of service.  Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law.  These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the 401(k) Plan.  Effective Fiscal 2016, the Board adopted the Safe Harbor provisions for our 401(k) Plan.  For Fiscal 2017 and Fiscal 2016, we matched 100% of the first 3% of eligible compensation and 50% of the next 3% of eligible compensation for a total possible match of 4.5% of the first 6% of eligible compensation for Fiscal 2017 and Fiscal 2016.  For Fiscal 2015, we matched $0.75 for each dollar of compensation deferred by the employees up to 6.0% of compensation.  Contribution expense incurred under the 401(k) Plan for Fiscal 2017, Fiscal 2016 and Fiscal 2015 was $1.4 million, $1.0 million and $0.7 million, respectively.

We maintain the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under the 401(k) Plan was limited because of certain restrictions applicable to qualified plans.  The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation.  Historically, participants received an employer matching contribution equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 4.5% of compensation and subject to Board discretion.  The matching contribution under the Supplemental Plan was set by the Board to equal no more than $0.75 for each dollar of compensation deferred under both the 401(k) Plan and the Supplemental Plan up to 6.0% of compensation.  Effective Fiscal 2016, with the adoption of the Safe Harbor provisions under our 401(k) Plan, contributions to the Supplemental Plan are no longer subject to matching provisions.  There was no contribution expense incurred under the Supplemental Plan for Fiscal 2017.  Contribution expense incurred under the Supplemental Plan for Fiscal 2016 and Fiscal 2015 was $19,000 and $0.1 million, respectively.  The Supplemental Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

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

NOTE 8.  RELATED-PARTY TRANSACTIONS

The Company leases one store under a lease arrangement with AL Florence Realty Holdings 2010, LLC, a wholly-owned subsidiary of Books-A-Million, Inc., (BAMM).  One of our Directors, Terrance G. Finley is an executive officer of BAMM and another Director, Albert C. Johnson, was a former director of BAMM.  Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 2022.  In Fiscal 2017, Fiscal 2016 and Fiscal 2015, minimum lease payments were $0.1 million.  Minimum lease payments remaining under this lease at January 28, 2017 were $0.6 million.

NOTE 9.  INCOME TAXES

A summary of the components of the provision/(benefit) for income taxes is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Federal:
Current	$31,007	$36,053	$35,013
Deferred	1,359	1,188	4,059
	32,366	37,241	39,072
State:
Current	3,042	3,743	4,756
Deferred	13	200	441
	3,055	3,943	5,197
Provision for income taxes	$35,421	$41,184	$44,269

A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before provision for income taxes follows:

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Tax provision computed at the federal statutory rate	35.00%	35.00%	35.00%
Effect of state income taxes, net of federal benefits	2.22	2.40	2.85
Other, net	(0.51)	(0.53)	(0.29)
	36.71%	36.87%	37.56%

Deferred income taxes on the consolidated balance sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes.  The components of the deferred income taxes, net, are as follows (in thousands):

	January 28, 2017	January 30, 2016
Deferred rent	$10,298	$8,769
Inventories	4,953	4,920
Accruals	5,709	4,900
Stock-based compensation	4,974	4,755
Other	150	59
Total deferred tax assets	26,084	23,403

Accumulated depreciation and amortization	(19,735)	(15,723)
Prepaid expenses	(836)	(681)
Accruals	-	(44)
State taxes	(228)	(298)
Total deferred tax liabilities	(20,799)	(16,746)
Deferred income taxes, net	$5,285	$6,657

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

A reconciliation of the unrecognized tax benefit, excluding estimated interest and penalties, under ASC Subtopic 740-10 follows (in thousands):

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015
Unrecognized tax benefits - beginning of year	$1,242	$1,339	$1,539
Gross increases - tax positions in prior period	158	90	122
Gross decreases - tax positions in prior period	(26)	(39)	(168)
Gross increases - tax positions in current period	121	122	162
Settlements	-	-	(119)
Lapse of statute of limitations	(228)	(270)	(197)
Unrecognized tax benefits - end of year	$1,267	$1,242	$1,339

We classify interest and penalties recognized on unrecognized tax benefits as income tax expense.  We have accrued interest and penalties in the amount of $0.1 million, $0.1 million and $0.1 million as of January 28, 2017, January 30, 2016 and January 31, 2015, respectively.  During Fiscal 2017, Fiscal 2016 and Fiscal 2015, we recorded $21,000, ($5,000) and ($0.1) million, respectively, for the accrual of interest and penalties in the consolidated statement of operations.

Of the unrecognized tax benefits as of January 28, 2017, January 30, 2016 and January 31, 2015, $0.9 million, $0.9 million and $1.0 million, respectively, if recognized, would affect our effective income tax rate.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Annual Bonuses and Equity Incentive Awards

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At January 28, 2017 and January 30, 2016, there was $3.3 million and $3.2 million, respectively, of annual bonus-related expense included in accrued payroll expenses.

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

Legal Proceedings and Other Contingencies

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  At January 28, 2017 and January 30, 2016, we estimated that the liability related to these matters was approximately $0.1 million and $0.2 million, respectively, and accordingly, we accrued $0.1 million and $0.2 million, respectively, as a current liability in our consolidated balance sheets.

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

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated financial data for the quarters indicated (dollar amounts in thousands, except per share amounts):

	Fiscal Year Ended January 28, 2017
	First	Second	Third	Fourth
Net sales	$282,092	$206,933	$237,006	$246,929
Gross profit	$105,002	$68,257	$83,825	$81,512
Operating income	$44,342	$10,118	$23,173	$19,132
Net income	$27,906	$6,510	$14,604	$12,055

Basic earnings per share	$1.23	$0.29	$0.66	$0.55
Diluted earnings per share	$1.22	$0.29	$0.66	$0.54

	Fiscal Year Ended January 30, 2016
	First	Second	Third	Fourth
Net sales	$269,823	$199,261	$228,301	$245,719
Gross profit	$99,714	$65,179	$82,352	$85,469
Operating income	$43,803	$10,722	$29,859	$27,620
Net income	$27,408	$7,031	$18,677	$17,411

Basic earnings per share	$1.10	$0.29	$0.79	$0.76
Diluted earnings per share	$1.09	$0.28	$0.79	$0.76

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	January 28, 2017			January 30, 2016
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$79	$-	$-	$79	$-	$-
Long-term investments	2,666	-	-	2,562	-	-
Total investments	$2,745	$-	$-	$2,641	$-	$-

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

As of January 28, 2017, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 28, 2017.

(b)  Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2017, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 28, 2017.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on the Company's internal control over financial reporting as of January 28, 2017 included in Item 8 herein.

(c)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics (Code) for all Company employees, including our Named Executive Officers as determined for our Proxy Statement for the 2017 Annual Meeting of Stockholders (Proxy Statement) to be held on May 17, 2017.  We have also adopted a set of Corporate Governance Guidelines (Guidelines) and charters for all of our Board Committees, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for senior executive and financial officers as well as any change or amendments to our Guidelines or committee charters by posting such information on our website.  The Code, Guidelines and charters are posted on our website, www.hibbett.com under "Investor Relations."

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

Equity Compensation Plan Information (1)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	664,227	$37.47	1,638,268
Equity compensation plans not approved by security holders	-	-	-
TOTAL	664,227	$37.47	1,638,268

(1)	Information presented as of January 28, 2017.
(2)
Includes 299,368 RSUs and 95,475 PSUs that may be awarded if specified targets and/or service periods are met.  It also includes 5,780 DSUs.  The weighted average exercise price of outstanding options does not include these awards.

(3)
Includes 278,350 shares remaining under our ESPP and 364,678 shares remaining under our Deferred Plan without consideration of shares subject to purchase in the purchasing period ending March 31, 2017.

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

The following Consolidated Financial Statements and Supplementary Data of the Company and Independent Registered Public Accounting Firm's Report on such Consolidated Financial Statements are included in Part II, Item 8 of this report:

		Report of Independent Registered Public Accounting Firm	37
		Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016	38
		Consolidated Statements of Operations for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015	39
		Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015	40
		Consolidated Statements of Stockholders' Investment for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015	41
		Notes to Consolidated Financial Statements	42

2.	Financial Statement Schedules.

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

10.2
Amendment No. 9 to Loan Documents; incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.

10.3
Hibbett Sports, Inc. Standard Restricted Stock Unit Award Agreement; incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.

10.4
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

10.13
Hibbett Sports, Inc. 2016 Executive Officer Cash Bonus Plan; incorporated by reference as Appendix A to the Registrant's Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 21, 2016.

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

10.16
Hibbett Sports, Inc. 2015 Director Deferred Compensation Plan; incorporated by reference as Exhibit 10.3 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 12, 2015.

10.17
Standard Restricted Stock Unit Award Agreement; incorporated by reference as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 7, 2016.

		Subsidiaries of the Registrant
	21
List of Company's Subsidiaries:
1) Hibbett Sporting Goods, Inc., a Delaware Corporation
2) Hibbett Team Sales, Inc., an Alabama Corporation
3) Hibbett Digital Management, LLC, an Alabama Limited Liability Company
4) Gift Card Services, LLC., a Virginia Limited Liability Company
5) Hibbett Wholesale, Inc., an Alabama Corporation
6) Hibbett Holdings, LLC, an Alabama Limited Liability Company

		Consents of Experts and Counsel
	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)	66

		Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)	67
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)	68
	32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	69
		Interactive Data Files

The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 30, 2016, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Audited Consolidated Balance Sheets at January 28, 2017 and January 30, 2016; (ii) the Audited Consolidated Statements of Operations for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (iii) the Audited Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (vi) the Audited Statements of Stockholders' Investment for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015; (v) the Notes to Audited Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT SPORTS, INC.

Date: March 28, 2017	By:	/s/ Scott J. Bowman
Scott J. Bowman
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffry O. Rosenthal	Chief Executive Officer, President and Director (Principal Executive Officer)	March 28, 2017
Jeffry O. Rosenthal

/s/ Scott J. Bowman	Senior Vice President and Chief Financial Officer (Principal	March 28, 2017
Scott J. Bowman	Financial and Accounting Officer)

/s/ Michael J. Newsome	Chairman of the Board	March 28, 2017
Michael J. Newsome

/s/ Anthony F. Crudele	Lead Director	March 28, 2017
Anthony F. Crudele

/s/ Jane F. Aggers	Director	March 28, 2017
Jane F. Aggers

/s/ Karen S. Etzkorn	Director	March 28, 2017
Karen S. Etzkorn

/s/ Terrance G. Finley	Director	March 28, 2017
Terrance G. Finley

/s/ Albert C. Johnson	Director	March 28, 2017
Albert C. Johnson

/s/ Ralph T. Parks	Director	March 28, 2017
Ralph T. Parks

/s/ Alton E. Yother	Director	March 28, 2017
Alton E. Yother