Form 10-Q
period 2017-04-29
HIBBETT SPORTS INC
filed 2017-06-02
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of May 26, 2017, were 20,766,453 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	April 29, 2017	January 28, 2017
Current Assets:
Cash and cash equivalents	$75,856	$38,958
Inventories, net	249,359	280,701
Other current assets	13,664	18,605
Total current assets	338,879	338,264

Property and equipment	248,994	247,416
Less accumulated depreciation and amortization	135,681	135,782
Property and equipment, net	113,313	111,634

Other assets, net	6,590	8,956
Total Assets	$458,782	$458,854

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$69,922	$77,046
Accrued payroll expenses	7,690	8,268
Deferred rent	5,091	5,050
Short-term capital lease obligations	603	595
Other accrued expenses	11,240	5,113
Total current liabilities	94,546	96,072

Deferred rent	21,888	21,664
Other liabilities, net	7,160	7,078
Total liabilities	123,594	124,814

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,836,069 and 38,739,079 shares issued at April 29, 2017 and January 28, 2017, respectively	388	387
Paid-in capital	178,080	174,719
Retained earnings	717,781	697,658
Treasury stock, at cost; 17,815,616 and 17,067,482 shares repurchased at April 29, 2017 and January 28, 2017, respectively	(561,061)	(538,724)
Total stockholders' investment	335,188	334,040
Total Liabilities and Stockholders' Investment	$458,782	$458,854

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net sales	$275,688	$282,092
Cost of goods sold, including wholesale, logistics and store occupancy costs	177,470	177,090
Gross profit	98,218	105,002

Store operating, selling and administrative expenses	58,337	56,061
Depreciation and amortization	5,713	4,599
Operating income	34,168	44,342

Interest expense, net	66	65
Income before provision for income taxes	34,102	44,277

Provision for income taxes	13,192	16,371
Net income	$20,910	$27,906

Earnings per share:
Basic	$0.98	$1.23
Diluted	$0.97	$1.22

Weighted average shares outstanding:
Basic	21,316	22,780
Diluted	21,466	22,947

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Cash Flows From Operating Activities:
Net income	$20,910	$27,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,713	4,599
Stock-based compensation	1,703	2,149
Other non-cash adjustments to net income	96	19
Decrease in inventories, net	31,342	31,258
Decrease in prepaid expenses	9,592	8,053
Decrease in accounts payable	(7,123)	(22,784)
Changes in other operating assets and liabilities	4,637	4,809
Net cash provided by operating activities	66,870	56,009

Cash Flows From Investing Activities:
Capital expenditures	(7,796)	(6,780)
Other, net	(80)	147
Net cash used in investing activities	(7,876)	(6,633)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(21,636)	(7,378)
Payments on capital lease obligations	(146)	(113)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	387	169
Other, net	(701)	(913)
Net cash used in financing activities	(22,096)	(8,235)

Net increase in cash and cash equivalents	36,898	41,141
Cash and cash equivalents, beginning of period	38,958	32,274
Cash and cash equivalents, end of period	$75,856	$73,415

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.            Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (including the condensed consolidated balance sheet as of January 28, 2017, which has been derived from audited financial statements) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  References to "we," "our," "us" and the "Company" refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed on March 28, 2017.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of April 29, 2017 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the Securities and Exchange Commission on March 28, 2017.

2.            Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers.  This ASU updates accounting guidance on revenue recognition.  In August 2015, the FASB provided a one-year deferral of the effective date for annual and interim reporting periods beginning after December 15, 2017.  The FASB has also issued clarification guidance as it relates to principal versus agent considerations for revenue recognition purposes and clarification guidance on other various considerations related to the new revenue recognition guidance.  Additionally, during April 2016, the FASB issued further clarification guidance related to identifying performance obligations and licensing.  We will adopt this ASU in the first quarter of Fiscal 2019.  We continue to evaluate the impact of the new standard and available adoption methods on our consolidated financial statements.  The standard will result in the implementation of new processes and internal controls over revenue recognition primarily related to gift card breakage and our customer loyalty program.

In July 2015, the FASB issued ASU 2015-11, Inventory – Simplifying the Measurement of Inventory, which requires all inventory, other than inventory measured at last-in, first out (LIFO) or the retail inventory method, to be measured at the lower of cost and net realizable value.  This ASU is effective for fiscal years beginning after December 15, 2016.  The adoption of ASU 2015-11 did not have any impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 – Leases, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements.  The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.  ASU 2016-02 is effective for us with the fiscal year beginning February 3, 2019 (Fiscal 2020), with early adoption permitted.  We expect to adopt ASU 2016-02 in Fiscal 2020.  A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements (Fiscal 2018), with certain practical expedients available.

While we continue to assess the effect of adoption of ASU 2016-02, we anticipate its implementation will result in recognition of approximately $195.0 million in net ROU assets and approximately $220.0 million in lease liabilities in the earliest comparative period.  We do not expect a significant change in our leasing strategy between now and adoption.  We expect to elect all of the standard's available practical expedients on adoption.  The discount rate used in the modified retrospective transition will be our incremental borrowing rate as of January 29, 2017 or 4.0%.  We plan to elect to separate non-lease components from lease components on all asset classes.

In the first quarter of Fiscal 2018, we adopted ASU 2016-09 – Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, that aims to simplify several aspects of accounting and reporting for share-based payment transactions.  One provision of this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet.  The impact to our results of operations related to this provision in the first quarter of Fiscal 2018 was an increase in the provision for income taxes of $0.6 million.  The future impact of this provision on our future results of operations will depend in part on the market prices of our common stock on the dates there are taxable events related to equity awards, and therefore the impact is difficult to predict.  In another provision of this pronouncement, we elected to account for forfeitures of share-based awards as they occur rather than estimate expected forfeitures, with the change being applied on a modified retrospective basis that resulted in a cumulative effect reduction to retained earnings of $0.8 million as of January 28, 2017.  We do not expect that any other provisions within the pronouncement will have a material impact on our financial statements.

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of April 29, 2017, there were no other new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed on March 28, 2017.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of April 29, 2017 and January 28, 2017 (in thousands):

	April 29, 2017			January 28, 2017
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$79	$-	$-	$79	$-	$-
Long-term investments	2,795	-	-	2,666	-	-
Total investments	$2,874	$-	$-	$2,745	$-	$-

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.            Debt

At April 29, 2017, we had two unsecured credit facilities, which are renewable annually in August and November.  The August facility allows for borrowings up to $30.0 million with an interest rate at one month LIBOR plus 2.0%.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2.0%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  There were 7 days during the thirteen weeks ended April 29, 2017, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $4.2 million and $4.9 million, respectively, and an average interest rate of 2.78%.  At April 29, 2017, a total of $80.0 million was available to us from these facilities.

At January 28, 2017, we had two unsecured credit facilities, which are renewable in August and November 2017.  The August facility allows for borrowings up to $30.0 million with an interest rate at one month LIBOR plus 2.0%.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2.0%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  There were 19 days during the fifty-two weeks ended January 28, 2017, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $6.6 million and $11.8 million, respectively, and an average interest rate of 2.5%.

5.            Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen weeks ended April 29, 2017 and April 30, 2016 were as follows (in thousands):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Stock-based compensation expense by type:
Stock options	$173	$381
Restricted stock unit awards, including performance-based	1,491	1,709
Employee stock purchases	33	36
Director deferred compensation	6	23
Total stock-based compensation expense	1,703	2,149
Income tax benefit recognized	614	781
Stock-based compensation expense, net of income tax	$1,089	$1,368

In the thirteen weeks ended April 29, 2017 and April 30, 2016, we granted the following equity awards:

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Stock options	20,372	36,041
Restricted stock unit awards	108,429	100,775
Performance-based restricted stock unit awards	54,900	45,300
Deferred stock units	201	13,482

At April 29, 2017, the total compensation costs, related to nonvested restricted stock unit awards not yet recognized was $9.4 million and the weighted-average period over which such awards are expected to be recognized was 2.8 years.  There are no future compensation costs related to nonvested stock options to be recognized at April 29, 2017.

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), a total of 3,361 and 2,851 shares of our common stock were awarded during the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively, as part of the annual equity award to directors in the first quarter.  The weighted-average grant date fair value of stock options granted during the thirteen weeks ended April 29, 2017 and April 30, 2016 was $8.47 and $10.56 per share, respectively.

Our employee purchases of common stock, the average price per share and the weighted-average grant date fair value of shares purchased through the our employee stock purchase plan were as follow:

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Shares purchased	5,464	5,617
Average price per share	$25.08	$25.70
Weighted average fair value at grant date	$5.59	$6.47

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

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Weighted-average shares used in basic computations	21,316	22,780
Dilutive equity awards	150	167
Weighted-average shares used in diluted computations	21,466	22,947

For the thirteen weeks ended April 29, 2017, we excluded 203,757 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.  For the thirteen weeks ended April 30, 2016, we excluded 144,148 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We excluded 92,200 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by April 29, 2017.  Assuming the performance-criteria had been achieved as of April 29, 2017, the incremental dilutive impact would have been 46,314 shares.

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

During the thirteen weeks ended April 29, 2017, we repurchased 748,134 shares of our common stock at a cost of $22.3 million, including 23,690 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.7 million.  During the thirteen weeks ended April 30, 2016, we repurchased 237,382 shares of our common stock at a cost of $8.3 million, including 25,882 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.9 million.

As of April 29, 2017, we had approximately $236.2 million remaining under the Program for stock repurchases.  Subsequent to April 29, 2017, we have repurchased 254,600 shares of our common stock at a cost of $6.3 million through May 26, 2017.

8.            Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At April 29, 2017, the total capital lease obligations were $3.3 million, of which $0.6 million was included in short-term capital lease obligations and $2.7 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At January 28, 2017, the total capital lease obligations were $3.5 million, of which $0.6 million was included in short-term capital lease obligations and $2.9 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended April 29, 2017, we opened 13 stores and closed nine stores, thus increasing our lease commitments by a net of four retail stores.  The stores we opened have initial lease termination dates between April 2022 and July 2027.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At April 29, 2017 and January 28, 2017, there was $0.9 million and $3.3 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  No material amounts were accrued at April 29, 2017 and January 28, 2017 pertaining to legal proceedings or other contingencies.

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

At April 29, 2017, we had a liability of $1.5 million associated with unrecognized tax benefits.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2014 or by most state taxing jurisdictions for years prior to Fiscal 2013.

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

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and prospects may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under "Risk Factors," "Business" and "Properties" in our Form 10-K for the fiscal year ended January 28, 2017 filed with the Securities and Exchange Commission on March 28, 2017.  You should also read such information in conjunction with our unaudited condensed financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

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

General Overview

Hibbett Sports, Inc. is an athletic specialty retailer operating predominantly in small to mid-sized markets in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  Hibbett Sports stores provide an extensive selection of premium brand footwear, apparel and team sports equipment, emphasizing convenient locations and a high level of customer service.  As of April 29, 2017, we operated a total of 1,082 retail stores in 35 states composed of 1,063 Hibbett Sports stores and 19 Sports Additions athletic shoe stores.  We became a public company in October 1996.

The Hibbett Sports store is our primary retail format and growth vehicle and is an approximately 5,000 square foot store located primarily in strip centers which are frequently influenced by a major chain retailer such as a Wal-Mart store.  Our Hibbett Sports store base consisted of 846 stores located in strip centers, 26 free-standing stores and 191 enclosed mall locations.  We expect to continue to grow our store base in strip centers versus enclosed malls.

Our current primary merchandising strategy is to provide a broad assortment of quality brand name footwear, apparel, accessories and athletic equipment at competitive prices in a conveniently located full-service environment.  We believe that the breadth and depth of our brand name merchandise consistently exceeds the product selection carried by most of our competitors, particularly in our smaller markets.  Many of these brand name products are highly technical and require expert sales assistance.  We continuously educate our sales staff on new products and trends through coordinated efforts with our vendors.

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store sales base until it has been open a full 12 months.  During the thirteen weeks ended April 29, 2017, we included 1,003 stores in comparable store sales.

Executive Summary

Net sales for the thirteen weeks ended April 29, 2017, decreased 2.3% to $275.7 million compared with $282.1 million for the thirteen weeks ended April 30, 2016.  Comparable store sales decreased 4.9%, with apparel and equipment experiencing negative comparable store sales, while footwear experienced positive comparable store sales.  Gross profit was 35.6% of net sales for the thirteen weeks ended April 29, 2017, compared with 37.2% for the thirteen weeks ended April 30, 2016.  The decrease in the gross profit percentage was mainly due to markdowns taken to liquidate excess and aged inventory, and de-leverage of logistics and store occupancy expenses associated with lower comparable sales.

During the first quarter of Fiscal 2018, we opened 13 new stores, expanded four high performing stores and closed nine underperforming stores, bringing the store base to 1,082 in 35 states as of April 29, 2017.  We ended the first quarter of Fiscal 2018 with $75.9 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 0.7 million shares of our common stock for a total expenditure of $22.3 million during the thirteen weeks ended April 29, 2017.

Significant Accounting Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our significant accounting policies and estimates are described more fully in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, as filed on March 28, 2017.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended April 29, 2017, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Statements of Operations
Net sales (decrease) increase	-2.3%	4.6%
Comparable store sales (decrease) increase	-4.9%	1.1%
Gross profit (as a % to net sales)	35.6%	37.2%
Store operating, selling and administrative expenses (as a % to net sales)	21.2%	19.9%
Depreciation and amortization (as a % to net sales)	2.1%	1.6%
Provision for income taxes (as a % to net sales)	4.8%	5.8%
Net income (as a % to net sales)	7.6%	9.9%

Earnings per diluted share	$0.97	$1.22
Weighted-average dilutive shares (in thousands)	21,466	22,947

Balance Sheets
Ending cash and cash equivalents (in thousands)	$75,856	$73,415
Average inventory per store	$230,461	$239,166

Store Information
Beginning of period	1,078	1,044
New stores opened	13	17
Stores closed	(9)	(8)
End of period	1,082	1,053

Stores expanded	4	1
Estimated square footage at end of period (in thousands)	6,158	6,019

Share Repurchase Activity
Shares purchased	748,134	237,382
Cost (in thousands)	$22,337	$8,316

Thirteen Weeks Ended April 29, 2017 Compared to Thirteen Weeks Ended April 30, 2016

Net sales.  Net sales decreased $6.4 million, or 2.3%, to $275.7 million for the thirteen weeks ended April 29, 2017 from $282.1 million for the comparable period in the prior year.  Furthermore:

•	We opened 13 Hibbett Sports stores, expanded four high performing stores and closed nine underperforming stores.
•	Comparable store sales decreased 4.9% due to decreased performance in apparel and equipment, partially offset by positive results in footwear.
•	Branded apparel and licensed apparel experienced a low double-digit decline.
•	Equipment experienced a low double-digit decline, driven by weakness in team sports and fitness.
•	Footwear experienced a low single-digit increase, driven by strength in lifestyle, basketball and casual, partially offset by weaker results in running.

Gross profit.  Cost of goods sold includes the cost of inventory, logistics expenses and store occupancy costs.  Gross profit was $98.2 million, or 35.6% of net sales, in the thirteen weeks ended April 29, 2017, compared with $105.0 million, or 37.2% of net sales, in the same period of the prior fiscal year.  Furthermore:

•
Product margin decreased 130 basis points as a percentage of net sales due to increased promotional activity, markdowns taken to liquidate excess and aged inventory, and the launch of an enhanced customer loyalty program.  The enhanced loyalty program allows customers to earn awards at a lower points threshold, and the initial launch resulted in an additional accrual to account for the expected redemption of new awards from previous program members.

•
Logistics expenses increased 6 basis points as a percentage of net sales primarily due to expenses associated with our omni-channel initiative, higher fuel prices and de-leverage associated with lower comparable store sales.

•	Store occupancy expense increased 23 basis points as a percentage of net sales due to de-leverage associated with lower comparable store sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $58.3 million, or 21.2% of net sales, for the thirteen weeks ended April 29, 2017, compared to $56.1 million, or 19.9% of net sales, for the comparable period a year ago.  Furthermore:

•	Store labor cost increased 56 basis points as a percentage of net sales due to de-leverage associated with lower comparable store sales.
•
Administrative labor costs increased 41 basis points as a percentage of net sales due to de-leverage associated with lower comparable store sales and an increase in headcount related to our omni-channel initiative.

•
Stock-based compensation decreased 14 basis points as a percentage of net sales due to fewer equity based awards in Fiscal 2018 and a change in the expected achievement of certain performance-based awards.

Depreciation and amortization.  Depreciation and amortization increased 44 basis points as a percentage of net sales for the thirteen weeks ended April 29, 2017.  This increase was mainly due to the capitalization of IT initiatives.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 38.68% and 36.97% for the thirteen weeks ended April 29, 2017 and April 30, 2016, respectively.  The increase in rate was primarily due to an accounting standards change (ASU 2016-09) for stock-based compensation.  This new accounting standard stipulates that the income tax effect of fluctuations in the value of stock-based awards between the grant date and vesting date are to be recorded directly to income tax expense.  In the past, this effect was recorded directly to equity.  This change will primarily affect the first quarter due to the timing of stock-based awards.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net cash provided by operating activities	$66,870	$56,009
Net cash used in investing activities	(7,876)	(6,633)
Net cash used in financing activities	(22,096)	(8,235)
Net increase in cash and cash equivalents	$36,898	$41,141

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as spring sports, back-to-school and winter holidays.  Inventory levels are reduced following peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $66.9 million for the thirteen weeks ended April 29, 2017 compared with net cash provided by operating activities of $56.0 million for the thirteen weeks ended April 30, 2016.  The primary providers of cash were net income ($20.9 million) and a decrease in net inventories ($31.3 million).  The decrease in net inventories was due to seasonally higher sales in the quarter, and excess inventory returned to vendors.  This was partially offset by a $7.1 million decrease in accounts payable due to decreased inventory receipts and excess merchandise returned to vendors.  Prepaid expenses provided cash of $9.6 million primarily due to the timing of income tax payments.  Accounts payable and net inventories fluctuate between quarters due to the seasonality of purchases.

Investing Activities.

Net cash used in investing activities in the thirteen weeks ended April 29, 2017 totaled $7.9 million compared with net cash used in investing activities of $6.6 million in the thirteen weeks ended April 30, 2016.  Capital expenditures used $7.8 million of cash in the thirteen weeks ended April 29, 2017 versus $6.8 million of cash in the thirteen weeks ended April 30, 2016.  Capital expenditures were used mainly to open new stores, as well as remodel, expand or relocate existing stores.  We opened 13 new stores and relocated, expanded or remodeled five existing stores during the thirteen weeks ended April 29, 2017 as compared to opening 17 new stores and remodeling, relocating or expanding two existing stores during the thirteen weeks ended April 30, 2016.

We estimate the cash outlay for capital expenditures in the fiscal year ending February 3, 2018 will be approximately $25.0 million to $30.0 million, which relates to expenditures for the opening of new stores; the remodeling, relocation or expansion of selected existing stores, information system upgrades (including our omni-channel initiative), and other departmental needs.  Of the total budgeted dollars for capital expenditures for Fiscal 2018, we anticipate that approximately $7.0 million will be related to our omni-channel initiative.

Financing Activities.

Net cash used in financing activities was $22.1 million in the thirteen weeks ended April 29, 2017 compared to net cash used in financing activities of $8.2 million in the prior year period.  The increase was primarily due to higher repurchases of our common stock this year versus the prior year.  During the thirteen weeks ended April 29, 2017, we repurchased $22.3 million of our common stock, including $0.7 million from holders of restricted stock unit awards to satisfy tax withholding requirements.  See Note 7, "Stock Repurchase Activity".

At April 29, 2017, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew annually in August and November, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We had no debt outstanding under either of these facilities as of April 29, 2017.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of April 29, 2017.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

We also have financial institutions that are committed to provide loans under our revolving credit facilities.  There is a risk that these institutions cannot deliver against these obligations.  For a further discussion of this risk and risks related to our deposits, see "Risk Factors" in our Form 10-K for the fiscal year ended January 28, 2017.

Interest Rate Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the Securities and Exchange Commission on March 28, 2017.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 29, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended April 29, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at April 29, 2017 or January 28, 2017.

ITEM 1A.  Risk Factors.

We operate in an environment that involves a number of risks and uncertainties which are described in our Form 10-K for the year ended January 28, 2017.  If any of the risks described in our Fiscal 2017 Form 10-K were to actually occur, our business, operating results and financial results could be adversely affected.  There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended January 28, 2017.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended April 29, 2017 (1):
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
January 29, 2017 to February 25, 2017	298,044	$31.58	298,044	$248,473
February 26, 2017 to April 1, 2017	253,890	$29.09	230,200	$241,790
April 2, 2017 to April 29, 2017	196,200	$28.24	196,200	$236,249
Total	748,134	$29.86	724,444	$236,249

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

HIBBETT SPORTS, INC.

Date: June 2, 2017	By:	/s/ Scott J. Bowman
Scott J. Bowman
Senior Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws
3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.

Form of Stock Certificate
4.1		Form of Stock Certificate; attached as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on September 26, 2007.

Material Agreements
10		NONE

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at April 29, 2017 and January 28, 2017; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen weeks ended April 29, 2017 and April 30, 2016; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended April 29, 2017 and April 30, 2016; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within