Form 10-Q
period 2017-07-29
HIBBETT SPORTS INC
filed 2017-09-05
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of August 31, 2017, were 20,539,736 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	July 29, 2017	January 28, 2017
Current Assets:
Cash and cash equivalents	$52,760	$38,958
Inventories, net	276,430	280,701
Other current assets	21,043	18,605
Total current assets	350,233	338,264

Property and equipment	253,554	247,416
Less accumulated depreciation and amortization	139,820	135,782
Property and equipment, net	113,734	111,634

Other assets, net	6,018	8,956
Total Assets	$469,985	$458,854

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$98,882	$77,046
Accrued payroll expenses	5,050	8,268
Deferred rent	5,715	5,050
Short-term capital lease obligations	612	595
Other accrued expenses	6,323	5,113
Total current liabilities	116,582	96,072

Deferred rent	20,808	21,664
Other liabilities, net	6,757	7,078
Total liabilities	144,147	124,814

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,842,961 and 38,739,079 shares issued at July 29, 2017 and January 28, 2017, respectively	388	387
Paid-in capital	178,820	174,719
Retained earnings	714,605	697,658
Treasury stock, at cost; 18,098,225 and 17,067,482 shares repurchased at July 29, 2017 and January 28, 2017, respectively	(567,975)	(538,724)
Total stockholders' investment	325,838	334,040
Total Liabilities and Stockholders' Investment	$469,985	$458,854

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$187,958	$206,933	$463,646	$489,026
Cost of goods sold, including wholesale, logistics and store occupancy costs	133,550	138,676	311,020	315,767
Gross margin	54,408	68,257	152,626	173,259

Store operating, selling and administrative expenses	53,556	53,501	111,893	109,562
Depreciation and amortization	6,014	4,638	11,726	9,238
Operating (loss) income	(5,162)	10,118	29,007	54,459

Interest expense, net	56	62	124	127
(Loss) income before provision for income taxes	(5,218)	10,056	28,883	54,332

(Benefit) provision for income taxes	(2,042)	3,546	11,150	19,916
Net (loss) income	$(3,176)	$6,510	$17,733	$34,416

Net (loss) income per common share:
Basic	$(0.15)	$0.29	$0.84	$1.53
Diluted	$(0.15)	$0.29	$0.84	$1.52

Weighted average shares outstanding:
Basic	20,781	22,281	21,049	22,531
Diluted	20,781	22,442	21,124	22,695

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
Cash Flows From Operating Activities:
Net income	$17,733	$34,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,726	9,238
Stock-based compensation	2,349	3,096
Other non-cash adjustments to net income	122	49
Decrease (increase) in inventories, net	4,270	(9,807)
Increase in prepaid expenses	(3,622)	(273)
Increase in accounts payable	21,835	16,783
Changes in other operating assets and liabilities	2,772	2,167
Net cash provided by operating activities	57,185	55,669

Cash Flows From Investing Activities:
Capital expenditures	(14,375)	(12,677)
Other, net	56	143
Net cash used in investing activities	(14,319)	(12,534)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(28,541)	(28,754)
Payments on capital lease obligations	(294)	(227)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	480	321
Other, net	(709)	(862)
Net cash used in financing activities	(29,064)	(29,522)

Net increase in cash and cash equivalents	13,802	13,613
Cash and cash equivalents, beginning of period	38,958	32,274
Cash and cash equivalents, end of period	$52,760	$45,887

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed on March 28, 2017.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of July 29, 2017 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the Securities and Exchange Commission on March 28, 2017.

2.   Recent Accounting Pronouncements

In the first quarter of Fiscal 2018, we adopted ASU 2016-09 – Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which aims to simplify several aspects of accounting and reporting for share-based payment transactions.  One provision of this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet.  The impact to our results of operations related to this provision through the second quarter of Fiscal 2018 was an increase in the provision for income taxes of $0.7 million.  The future impact of this provision on our future results of operations will depend in part on the market prices of our common stock on the dates there are taxable events related to equity awards, and therefore the impact is difficult to predict.  In another provision of this pronouncement, we elected to account for forfeitures of share-based awards as they occur rather than estimate expected forfeitures, with the change being applied on a modified retrospective basis that resulted in a cumulative effect reduction to retained earnings of $0.8 million as of January 28, 2017.  We do not expect that any other provisions within the pronouncement will have a material impact on our financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers.  This ASU updates accounting guidance on revenue recognition.  In August 2015, the FASB provided a one-year deferral of the effective date for annual and interim reporting periods beginning after December 15, 2017.  The FASB has also issued clarification guidance as it relates to principal versus agent considerations for revenue recognition purposes and clarification guidance on other various considerations related to the new revenue recognition guidance.  Additionally, during April 2016, the FASB issued further clarification guidance related to identifying performance obligations and licensing.  We will adopt this ASU in the first quarter of Fiscal 2019.  The standard will result in the implementation of new processes and internal controls over revenue recognition primarily related to gift card breakage and our Hibbett Rewards customer loyalty program.  We expect the adoption to result in a change to gift card breakage which will be recognized in proportion to the customer redemption pattern as opposed to when redemption of the gift card is deemed remote.  Further, the stand-alone benefit received by customers through the Hibbett Rewards program will be recorded as a separate performance obligation by decreasing revenue and creating a liability in the period the benefit is earned.  We expect to adopt this ASU using the modified retrospective method which will result in a cumulative effect to retained earnings.  We continue to evaluate the impact of the new standard on our consolidated financial statements.

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

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board (FASB) of U.S. GAAP for applicability to our operations.  As of July 29, 2017, there were no other new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed on March 28, 2017.
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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of July 29, 2017 and January 28, 2017 (in thousands):

	July 29, 2017			January 28, 2017
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$85	$-	$-	$79	$-	$-
Long-term investments	2,782	-	-	2,666	-	-
Total investments	$2,867	$-	$-	$2,745	$-	$-

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.   Debt

At July 29, 2017 and January 28, 2017, we had two unsecured credit facilities, which are renewable annually in August and November.  The August facility allows for borrowings up to $30.0 million with an interest rate at one month LIBOR plus 2.0%.  The November facility allows for borrowings up to $50.0 million at a rate of prime plus 2.0%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  At July 29, 2017, a total of $80.0 million was available to us from these facilities.

We did not incur any borrowings against our credit facilities during the thirteen week period ended July 29, 2017.  There were 7 days during the twenty-six weeks ended July 29, 2017, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $4.2 million and $4.9 million, respectively, and an average interest rate of 2.8%.  There were 19 days during the fifty-two weeks ended January 28, 2017, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $6.6 million and $11.8 million, respectively, and an average interest rate of 2.5%.

Subsequent to July 29, 2017, we renewed our existing August facility of $30.0 million with an interest rate at one month LIBOR plus 2.0%.  The renewal was effective August 31, 2017 and will expire on November 30, 2017.  The facility is unsecured and does not require a commitment or agency fee nor are there any covenant restrictions.  The Company opted to extend this facility through November in order to be co-terminous with its November facility.

5.   Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Stock-based compensation expense by type:
Stock options	$-	$3	$172	$384
Restricted stock unit awards, including performance-based	618	898	2,109	2,607
Employee stock purchases	23	22	56	58
Director deferred compensation	6	24	12	47
Total stock-based compensation expense	647	947	2,349	3,096
Income tax benefit recognized	228	344	844	1,125
Stock-based compensation expense, net of income tax	$419	$603	$1,505	$1,971

In the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016, we granted the following equity awards:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Stock options	-	318	20,372	36,359
Restricted stock unit awards	-	-	108,429	100,775
Performance-based restricted stock unit awards	-	-	54,900	45,300
Deferred stock units	286	674	487	14,156

At July 29, 2017, the total compensation costs related to nonvested restricted stock unit awards not yet recognized was $7.3 million and the weighted-average period over which such awards are expected to be recognized was 2.6 years.  There are no future compensation costs related to nonvested stock options to be recognized at July 29, 2017.

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), a total of 3,361 and 2,851 shares of our common stock were awarded during the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively, as part of the annual equity award to directors in the first quarter.

The weighted-average grant date fair value of stock options granted during the thirteen and twenty-six weeks ended July 29, 2017 was $8.47 per share.  The weighted-average grant date fair value of stock options granted during the thirteen and twenty-six weeks ended July 30, 2016 was $9.88 and $10.56 per share, respectively.

Our employee purchases of common stock, the average price per share and the weighted-average grant date fair value of shares purchased through the our employee stock purchase plan were as follow:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Shares purchased	5,281	3,021	10,745	8,638
Average price per share	$17.64	$29.57	$21.42	$27.05
Weighted average fair value at grant date	$6.26	$7.49	$5.24	$6.83

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Weighted-average shares used in basic computations	20,781	22,281	21,049	22,531
Dilutive equity awards	-	161	75	164
Weighted-average shares used in diluted computations	20,781	22,442	21,124	22,695

For the thirteen weeks ended July 29, 2017, we excluded 269,658 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.  For the thirteen weeks ended July 30, 2016, we excluded 144,148 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

During periods of net income, we exclude nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by period end. During periods of net loss, no effect is given for nonvested stock awards.

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

During the thirteen weeks ended July 29, 2017, we repurchased 282,609 shares of our common stock at a cost of $6.9 million, including 509 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $7,800.  During the twenty-six weeks ended July 29, 2017, we repurchased 1,030,743 shares of our common stock at a cost of $29.3 million, including 24,199 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.7 million.

During the thirteen weeks ended July 30, 2016, we repurchased 620,455 shares of our common stock at a cost of $21.4 million.  During the twenty-six weeks ended July 30, 2016, we repurchased 857,837 shares of our common stock at a cost of $29.7 million, including 25,882 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.9 million.

As of July 29, 2017, we had approximately $229.3 million remaining under the Program for stock repurchases.  Subsequent to July 29, 2017, we have repurchased 205,000 shares of our common stock at a cost of $2.4 million through August 31, 2017.

8.   Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At July 29, 2017, the total capital lease obligations were $3.2 million, of which $0.6 million was included in short-term capital lease obligations and $2.6 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.  At January 28, 2017, the total capital lease obligations were $3.5 million, of which $0.6 million was included in short-term capital lease obligations and $2.9 million was included in other liabilities, net, on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended July 29, 2017, we opened six stores and closed eight stores, thus decreasing our lease commitments by a net of two retail stores.  The stores we opened have initial lease termination dates between May 2022 and October 2027.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At July 29, 2017 and January 28, 2017, there was $0.7 million and $3.3 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  No material amounts were accrued at July 29, 2017 or January 28, 2017 pertaining to legal proceedings or other contingencies.

9.   Income Taxes

Our effective tax rate is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate.  For interim financial reporting, we estimate the annual effective tax rate based on expected taxable income for the full year and record a quarterly income tax provision (benefit) in accordance with the anticipated annual effective rate and adjust for discrete items.  We update the estimates of the taxable income throughout the year as new information becomes available, including year-to-date financial results.  This process often results in a change to our expected effective tax rate for the year.  When this occurs, we adjust the income tax provision (benefit) during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual effective tax rate.  Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

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

At July 29, 2017, we had a liability of $1.3 million associated with unrecognized tax benefits.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2015 or by most state taxing jurisdictions for years prior to Fiscal 2014.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Notice Regarding Forward-Looking Statements

This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "expect," "intend," "plan" or "estimate."  For example, our forward-looking statements would include:

•	our expectations concerning store growth, locations, types and size, and growth in our e-commerce business;
•	our expectations concerning cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our ability and plans to renew or increase our revolving credit facilities;
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

General Overview

Hibbett Sports, Inc. is an athletic specialty retailer operating predominantly in small to mid-sized markets, in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  Hibbett Sports stores provide an extensive selection of premium brand footwear, apparel and team sports equipment, emphasizing convenient locations and a high level of customer service.  As of July 29, 2017, we operated a total of 1,080 retail stores in 35 states composed of 1,061 Hibbett Sports stores and 19 Sports Additions athletic shoe stores.  We became a public company in October 1996.

The Hibbett Sports store is our primary retail format and growth vehicle and is an approximately 5,000 square foot store located primarily in strip centers which are frequently influenced by a major chain retailer such as a Wal-Mart store.  Our Hibbett Sports store base consisted of 845 stores located in strip centers, 26 free-standing stores and 190 enclosed mall locations.  We expect to continue to grow our brick-and-mortar store base in strip centers versus enclosed malls.

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

At the end of the second quarter, we successfully launched our e-commerce website.  Sales from our e-commerce site did not have a material impact on our second quarter revenues due to the timing of the launch at the end of the quarter.  We will continue to grow our online business aggressively, while continuing to enhance our stores to improve the overall customer experience.

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store sales base until it has been open a full 12 months.  During the thirteen and twenty-six weeks ended July 29, 2017, we included 1,012 and 995 stores in comparable store sales, respectively.

Executive Summary

Net sales for the thirteen weeks ended July 29, 2017, decreased 9.2% to $188.0 million compared with $206.9 million for the thirteen weeks ended July 30, 2016.  Comparable store sales decreased 11.7%, with all merchandise categories experiencing negative comparable store sales.  Gross margin was 28.9% of net sales for the thirteen weeks ended July 29, 2017, compared with 33.0% for the thirteen weeks ended July 30, 2016.  The decrease in the gross margin percentage was mainly due to promotions and markdowns taken to liquidate excess and aged inventory, and de-leverage of logistics and store occupancy expenses associated with lower comparable sales.

Net sales for the twenty-six weeks ended July 29, 2017, decreased 5.2% to $463.6 million compared with $489.0 million for the twenty-six weeks ended July 30, 2016.  Comparable store sales decreased 7.7%, with all merchandise categories experiencing negative comparable store sales.  Gross margin was 32.9% of net sales for the twenty-six weeks ended July 29, 2017, compared with 35.4% for the twenty-six weeks ended July 30, 2016.  The decrease in the gross margin percentage was mainly due to promotions and markdowns taken to liquidate excess and aged inventory, and de-leverage of logistics and store occupancy expenses associated with lower comparable sales.

During the second quarter of Fiscal 2018, we opened six new stores, remodeled, expanded or relocated five stores and closed eight underperforming stores, bringing the store base to 1,080 in 35 states as of July 29, 2017.  We ended the second quarter of Fiscal 2018 with $52.8 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 0.3 million shares of our common stock for a total expenditure of $6.9 million during the thirteen weeks ended July 29, 2017.

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

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended July 29, 2017, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Statements of Operations
Net sales (decrease) increase	(9.2%)	3.9%	(5.2%)	4.3%
Comparable store sales (decrease) increase	(11.7%)	0.8%	(7.7%)	1.1%
Gross margin (as a % to net sales)	28.9%	33.0%	32.9%	35.4%
Store operating, selling and administrative expenses (as a % to net sales)	28.5%	25.9%	24.1%	22.4%
Depreciation and amortization (as a % to net sales)	3.2%	2.2%	2.5%	1.9%
(Benefit) provision for income taxes (as a % to net sales)	(1.1%)	1.7%	2.4%	4.1%
Net (loss) income (as a % to net sales)	(1.7%)	3.2%	3.8%	7.0%

Earnings per share	$(0.15)	$0.29	$0.84	$1.52
Weighted-average dilutive shares (in thousands)	20,781	22,442	21,124	22,695

Balance Sheets
Ending cash and cash equivalents (in thousands)	$52,760	$45,887
Average inventory per store	$255,954	$276,587

Store Information
Beginning of period	1,082	1,053	1,078	1,044
New stores opened	6	14	19	31
Stores closed	(8)	(8)	(17)	(16)
End of period	1,080	1,059	1,080	1,059

Stores remodeled, expanded or relocated	5	1	10	3
Estimated square footage at end of period (in thousands)	6,147	6,050

Share Repurchase Activity
Shares purchased	282,609	620,455	1,030,743	857,837
Cost (in thousands)	$6,913	$21,376	$29,251	$29,693

Thirteen Weeks Ended July 29, 2017 Compared to Thirteen Weeks Ended July 30, 2016

Net sales.  Net sales decreased $18.9 million, or 9.2%, to $188.0 million for the thirteen weeks ended July 29, 2017 from $206.9 million for the comparable period in the prior year.  Furthermore:

•	We opened six Hibbett Sports stores, remodeled, expanded or relocated five high performing stores and closed eight underperforming stores.
•	Comparable store sales decreased 11.7% due to decreased performance in all merchandise categories.
•
Branded apparel and licensed apparel experienced a low double-digit decline.  Weakness in branded apparel was driven by women's and youth, while licensed apparel was driven by weakness in college and NBA.

•	Equipment experienced a low double-digit decline, driven by weakness in team sports and fitness.
•	Footwear experienced a high single-digit decline, driven by weakness in basketball and performance running, partially offset by strength in lifestyle.

Gross margin.  Cost of goods sold includes the cost of inventory, logistics expenses and store occupancy costs.  Gross margin was $54.4 million, or 28.9% of net sales, in the thirteen weeks ended July 29, 2017, compared with $68.3 million, or 33.0% of net sales, in the same period of the prior fiscal year.  Furthermore:

•
Product margin decreased 264 basis points as a percentage of net sales due to promotional activity,  markdowns taken to liquidate excess and aged inventory, costs incurred to transition to an enhanced customer loyalty program, and freight costs incurred on store-to-home and e-commerce orders.

•
Logistics expenses increased 42 basis points as a percentage of net sales primarily due to expenses associated with our omni-channel initiative and de-leverage associated with lower comparable store sales.

•	Store occupancy expense increased 98 basis points as a percentage of net sales due to de-leverage associated with lower comparable store sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $53.6 million, or 28.5% of net sales, for the thirteen weeks ended July 29, 2017, compared to $53.5 million, or 25.9% of net sales, for the comparable period a year ago.  Furthermore:

•	Store labor costs were relatively flat, but increased 136 basis points as a percentage of net sales due to de-leverage associated with lower comparable store sales.
•	Administrative labor costs decreased 7.8%, but were 6 basis points higher as a percentage of net sales. The decline in dollars was mainly due to adjustments made to incentive compensation accruals.
•	Stock-based compensation decreased 30.6%, and was 11 basis points lower as a percentage of net sales due to a change in the expected achievement of goals specified in certain performance-based awards.
•
Credit card fees decreased 27.9%, and were 24 basis points lower as a percentage of sales mainly due to the implementation of EMV chip technology and a corresponding decline in credit card chargebacks.

Depreciation and amortization.  Depreciation and amortization increased 96 basis points as a percentage of net sales for the thirteen weeks ended July 29, 2017.  This increase was mainly due to the capitalization of IT initiatives.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income (loss) was 39.1% and 35.3% for the thirteen weeks ended July 29, 2017 and July 30, 2016, respectively.  The increase in rate was primarily due to an increase in tax credits realized in the second quarter of Fiscal 2018, which resulted in a higher tax rate due to reporting a pre-tax loss.

Twenty-Six Weeks Ended July 29, 2017 Compared to Twenty-Six Weeks Ended July 30, 2016

Net sales.  Net sales decreased $25.4 million, or 5.2%, to $463.6 million for the twenty-six weeks ended July 29, 2017 from $489.0 million for the comparable period in the prior year.  Furthermore:

•	We opened 19 Hibbett Sports stores, remodeled, expanded or relocated 10 high performing stores and closed 16 underperforming stores.
•	Comparable store sales decreased 7.7% due to decreased performance in all merchandise categories.
•	Branded apparel and licensed apparel experienced a low double-digit decline.

•	Equipment experienced a low double-digit decline, driven by weakness in team sports and fitness.
•	Footwear experienced a low single-digit decline, driven by weakness in basketball and performance running, partially offset by strength in lifestyle.

Gross margin.  Cost of goods sold includes the cost of inventory, logistics expenses and store occupancy costs.  Gross margin was $152.6 million, or 32.9% of net sales, in the twenty-six weeks ended July 29, 2017, compared with $173.3 million, or 35.4% of net sales, in the same period of the prior fiscal year.  Furthermore:

•
Product margin decreased 183 basis points as a percentage of net sales due to promotional activity, markdowns taken to liquidate excess and aged inventory, costs incurred to transition to an enhanced customer loyalty program, and freight costs incurred on store-to-home and e-commerce orders.

•
Logistics expenses increased 20 basis points as a percentage of net sales primarily due to expenses associated with our omni-channel initiative, and de-leverage associated with lower comparable store sales.

•	Store occupancy expense increased 48 basis points as a percentage of net sales due to de-leverage associated with lower comparable store sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $111.9 million, or 24.1% of net sales, for the twenty-six weeks ended July 29, 2017, compared to $109.6 million, or 22.4% of net sales, for the comparable period a year ago.  Furthermore:

•	Store labor cost increased 82 basis points as a percentage of net sales due to de-leverage associated with lower comparable store sales.
•
Administrative labor costs increased 20 basis points as a percentage of net sales due to de-leverage associated with lower comparable store sales and an increase in headcount related to our omni-channel initiative.  This increase was partially offset by a decrease in the accrual for incentive compensation expense.

•
Stock-based compensation decreased 12 basis points as a percentage of net sales due to fewer equity-based awards in Fiscal 2018 and a change in the expected achievement of goals specified in certain performance-based awards.

Depreciation and amortization.  Depreciation and amortization increased 64 basis points as a percentage of net sales for the twenty-six weeks ended July 29, 2017.  This increase was mainly due to the capitalization of IT initiatives.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 38.6% and 36.7% for the twenty-six weeks ended July 29, 2017 and July 30, 2016, respectively.  The increase in rate was primarily due to an accounting standards change (ASU 2016-09) for stock-based compensation.  This new accounting standard stipulates that the income tax effect of fluctuations in the value of stock-based awards between the grant date and vesting date are to be recorded directly to income tax expense.  In the past, this effect was recorded directly to equity.  This change primarily affects the first quarter due to the timing of stock-based awards.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
Net cash provided by operating activities	$57,185	$55,669
Net cash used in investing activities	(14,319)	(12,534)
Net cash used in financing activities	(29,064)	(29,522)
Net increase in cash and cash equivalents	$13,802	$13,613

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as spring sports, back-to-school and winter holidays.  Inventory levels are reduced following peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $57.2 million for the twenty-six weeks ended July 29, 2017 compared with net cash provided by operating activities of $55.7 million for the twenty-six weeks ended July 30, 2016.  The primary providers of cash were net income ($17.7 million) and an increase in accounts payable ($21.8 million).  The increase in accounts payable was mainly due to the timing of inventory receipts compared to the prior year.  A decrease in net inventories provided $4.3 million primarily due to the liquidation of excess and aged inventory, and merchandise returned to vendors.  Accounts payable and net inventories fluctuate between quarters due to the seasonality of purchases.

Investing Activities.

Net cash used in investing activities in the twenty-six weeks ended July 29, 2017 totaled $14.3 million compared with net cash used in investing activities of $12.5 million in the twenty-six weeks ended July 30, 2016.  Capital expenditures used $14.4 million of cash in the twenty-six weeks ended July 29, 2017 versus $12.7 million of cash in the twenty-six weeks ended July 30, 2016.  Capital expenditures were used mainly to invest in our omni-channel initiative, open new stores, and remodel, expand or relocate existing stores.  We opened 19 new stores and relocated, expanded or remodeled 10 existing stores during the twenty-six weeks ended July 29, 2017 as compared to opening 31 new stores and remodeling, relocating or expanding three existing stores during the twenty-six weeks ended July 30, 2016.

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

Financing Activities.

Net cash used in financing activities was $29.1 million in the twenty-six weeks ended July 29, 2017 compared to net cash used in financing activities of $29.5 million in the prior year period.  During the twenty-six weeks ended July 29, 2017, we repurchased $29.3 million of our common stock, including $0.7 million from holders of restricted stock unit awards to satisfy tax withholding requirements.  See Note 7, "Stock Repurchase Activity".

At July 29, 2017, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, and which renew annually in August and November, respectively.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We had no debt outstanding under either of these facilities as of July 29, 2017.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of July 29, 2017.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 29, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended July 29, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at July 29, 2017 or January 28, 2017.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended July 29, 2017 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
April 30, 2017 to May 27, 2017	254,000	$24.68	254,000	$229,981
May 28, 2017 to July 1, 2017	28,100	$22.70	28,100	$229,344
July 2, 2017 to July 29, 2017	509	$15.25	-	$229,344
Total	282,609	$24.46	282,100	$229,344

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

HIBBETT SPORTS, INC.

Date: September 5, 2017	By:	/s/ Scott J. Bowman
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

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at July 29, 2017 and January 28, 2017; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 29, 2017 and July 30, 2016; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 29, 2017 and July 30, 2016; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within