Form 10-Q
period 2017-10-28
HIBBETT SPORTS INC
filed 2017-12-04
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

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

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of November 28, 2017, were 19,088,747shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	October 28, 2017	January 28, 2017
Current Assets:
Cash and cash equivalents	$58,325	$38,958
Inventories, net	265,422	280,701
Other current assets	17,051	18,605
Total current assets	340,798	338,264

Property and equipment	256,007	247,416
Less accumulated depreciation and amortization	144,293	135,782
Property and equipment, net	111,714	111,634

Other assets, net	5,820	8,956
Total Assets	$458,332	$458,854

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$91,223	$77,046
Accrued payroll expenses	8,912	8,268
Deferred rent	5,615	5,050
Short-term capital lease obligations	620	595
Other accrued expenses	6,455	5,113
Total current liabilities	112,825	96,072

Deferred rent	20,597	21,664
Other liabilities	6,535	7,078
Total liabilities	139,957	124,814

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,849,775 and 38,739,079 shares issued at October 28, 2017 and January 28, 2017, respectively	388	387
Paid-in capital	179,723	174,719
Retained earnings	722,168	697,658
Treasury stock, at cost; 19,268,695 and 17,067,482 shares repurchased at October 28, 2017 and January 28, 2017, respectively	(583,904)	(538,724)
Total stockholders' investment	318,375	334,040
Total Liabilities and Stockholders' Investment	$458,332	$458,854

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$237,834	$237,006	$701,480	$726,031
Cost of goods sold, including wholesale, logistics and store occupancy costs	161,721	153,181	472,741	468,947
Gross margin	76,113	83,825	228,739	257,084

Store operating, selling and administrative expenses	57,993	55,853	169,886	165,415
Depreciation and amortization	6,333	4,799	18,060	14,036
Operating income	11,787	23,173	40,793	77,633

Interest expense, net	53	60	176	187
Income before provision for income taxes	11,734	23,113	40,617	77,446

Provision for income taxes	4,170	8,509	15,320	28,426
Net income	$7,564	$14,604	$25,297	$49,020

Net income per common share:
Basic	$0.37	$0.66	$1.22	$2.19
Diluted	$0.37	$0.66	$1.21	$2.18

Weighted average shares outstanding:
Basic	20,318	21,989	20,805	22,350
Diluted	20,385	22,186	20,905	22,525

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Cash Flows From Operating Activities:
Net income	$25,297	$49,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,060	14,036
Stock-based compensation	3,179	3,771
Other non-cash adjustments to net income	237	96
Decrease (increase) in inventories, net	15,278	(9,362)
Decrease (increase) in prepaid expenses	37	(1,095)
Increase (decrease) in accounts payable	14,178	(2,746)
Changes in other operating assets and liabilities	7,007	6,108
Net cash provided by operating activities	83,273	59,828

Cash Flows From Investing Activities:
Capital expenditures	(18,875)	(19,554)
Other, net	39	82
Net cash used in investing activities	(18,836)	(19,472)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(44,469)	(30,691)
Payments on capital lease obligations	(444)	(344)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	554	458
Other, net	(711)	(858)
Net cash used in financing activities	(45,070)	(31,435)

Net increase in cash and cash equivalents	19,367	8,921
Cash and cash equivalents, beginning of period	38,958	32,274
Cash and cash equivalents, end of period	$58,325	$41,195

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed on March 28, 2017.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of October 28, 2017 and the results of our operations and cash flows for the periods presented.

There have been no material changes in our significant accounting policies as compared to the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the Securities and Exchange Commission on March 28, 2017.

2.            Recent Accounting Pronouncements

In the first quarter of the current fiscal year (Fiscal 2018), we adopted Accounting Standard Update (ASU) 2016-09 – Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which aims to simplify several aspects of accounting and reporting for share-based payment transactions.  One provision of this pronouncement requires that excess income tax benefits and tax deficiencies related to share-based payments be recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet.  The impact to our results of operations related to this provision through the third quarter of Fiscal 2018 was an increase in the provision for income taxes of $0.7 million.  The future impact of this provision on our future results of operations will depend in part on the market prices of our common stock on the dates there are taxable events related to equity awards, and therefore the impact is difficult to predict.  In another provision of this pronouncement, we elected to account for forfeitures of share-based awards as they occur rather than estimate expected forfeitures, with the change being applied on a modified retrospective basis that resulted in a cumulative effect reduction to retained earnings of $0.8 million as of January 28, 2017.  We do not expect that any other provisions within the pronouncement will have a material impact on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers.  This ASU updates accounting guidance on revenue recognition.  In August 2015, the FASB provided a one-year deferral of the effective date for annual and interim reporting periods beginning after December 15, 2017.  The FASB has also issued clarification guidance as it relates to principal versus agent considerations for revenue recognition purposes and clarification guidance on other various considerations related to the new revenue recognition guidance.  Additionally, during April 2016, the FASB issued further clarification guidance related to identifying performance obligations and licensing.  We will adopt this ASU in the first quarter of Fiscal 2019.  The standard will result in the implementation of new processes and internal controls over revenue recognition primarily related to gift card breakage and our Hibbett Rewards customer loyalty program.  We expect the adoption to result in a change to gift card breakage which will be recognized in proportion to the customer redemption pattern as opposed to when redemption of the gift card is deemed remote.  Further, the stand-alone benefit received by customers through the Hibbett Rewards program will be recorded as a separate performance obligation and deferral of revenue in the period the benefit is earned.  We expect to adopt this ASU using the modified retrospective method which will result in a cumulative effect to retained earnings.  We continue to evaluate the impact of the new standard on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory – Simplifying the Measurement of Inventory, which requires all inventory, other than inventory measured at last-in, first out (LIFO) or the retail inventory method, to be measured at the lower of cost and net realizable value.  This ASU was effective for fiscal years beginning after December 15, 2016.  The adoption of ASU 2015-11 did not have any impact on our consolidated financial statements.

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

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations.  As of October 28, 2017, there were no other new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations since our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed on March 28, 2017.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of October 28, 2017 and January 28, 2017 (in thousands):

	October 28, 2017			January 28, 2017
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$240	$-	$-	$79	$-	$-
Long-term investments	2,726	-	-	2,666	-	-
Total investments	$2,966	$-	$-	$2,745	$-	$-

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.            Debt

At October 28, 2017 and January 28, 2017, we had two unsecured credit facilities; one which allows for borrowings up to $30.0 million with an interest rate at one month LIBOR plus 2.0% and one which allows for borrowings up to $50.0 million at a rate agreed upon between lender and borrower at the time loan is made.  Both facilities expire in November 2017.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  At October 28, 2017, a total of $80.0 million was available to us from these facilities.

We did not incur any borrowings against our credit facilities during the thirteen week period ended October 28, 2017.  There were 7 days during the thirty-nine weeks ended October 28, 2017, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $4.2 million and $4.9 million, respectively, and an average interest rate of 2.8%.  There were 19 days during the fifty-two weeks ended January 28, 2017, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $6.6 million and $11.8 million, respectively, and an average interest rate of 2.5%.

Subsequent to October 28, 2017, we renewed and amended our $50.0 million facility which now allows for borrowings up to $30.0 million at a rate agreed upon between lender and borrower at the time loan is made.  The renewal was effective November 17, 2017 and will expire on March 31, 2018.  We also renewed our $30.0 million facility with an interest rate at one month LIBOR plus 2.5%.  The renewal was effective November 30, 2017 and will expire on April 30, 2018.

5.            Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Stock-based compensation expense by type:
Stock options	$8	$-	$181	$384
Restricted stock unit awards, including performance-based	796	629	2,905	3,237
Employee stock purchases	19	22	75	80
Director deferred compensation	6	24	18	70
Total stock-based compensation expense	829	675	3,179	3,771
Income tax benefit recognized	305	240	1,151	1,363
Stock-based compensation expense, net of income tax	$524	$435	$2,028	$2,408

In the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016, we granted the following equity awards:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Stock options	18,577	-	38,949	36,359
Restricted stock unit awards	-	-	108,429	100,775
Performance-based restricted stock unit awards	-	-	54,900	45,300
Deferred stock units	417	588	904	14,744

At October 28, 2017, the total compensation costs related to nonvested restricted stock unit awards not yet recognized was $6.3 million and the weighted-average period over which such awards are expected to be recognized was 2.4 years.  The total compensation costs related to nonvested stock options to be recognized was $0.1 million and the period over which the award is expected to be recognized was 0.9 years at October 28, 2017.

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), a total of 3,361 and 2,851 shares of our common stock were awarded during the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively, as part of the annual equity award to directors in the first quarter.

The weighted-average grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended October 28, 2017 was $4.20 and $6.20 per share, respectively.  There were no stock options granted during the thirteen weeks ended October 29, 2016.  The weighted-average grant date fair value of stock options granted during the thirty-nine weeks ended October 29, 2016 was $10.56 per share.

Our employee purchases of common stock, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follow:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Shares purchased	6,239	3,236	16,984	11,874
Average price per share	$12.11	$29.29	$18.00	$27.66
Weighted average fair value at grant date	$4.52	$7.25	$4.43	$6.94

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Weighted-average shares used in basic computations	20,318	21,989	20,805	22,350
Dilutive equity awards	67	197	100	175
Weighted-average shares used in diluted computations	20,385	22,186	20,905	22,525

For the thirteen weeks ended October 28, 2017, we excluded 288,235 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.  For the thirteen weeks ended October 29, 2016, we excluded 104,091 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We excluded 92,200 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by October 28, 2017.  Assuming the performance-criteria had been achieved as of October 28, 2017, the incremental dilutive impact would have been 67,057 shares.

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

During the thirteen weeks ended October 28, 2017, we repurchased 1.2 million shares of our common stock at a cost of $15.9 million, including 170 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $2,100.  During the thirty-nine weeks ended October 28, 2017, we repurchased 2.2 million shares of our common stock at a cost of $45.2 million, including 24,369 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.7 million.

During the thirteen weeks ended October 29, 2016, we repurchased 54,000 shares of our common stock at a cost of $1.9 million, including 111 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $4,600.  During the thirty-nine weeks ended October 29, 2016, we repurchased 0.9 million shares of our common stock at a cost of $31.6 million, including 25,993 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.9 million.

As of October 28, 2017, we had approximately $213.4 million remaining under the Program for stock repurchases.  Subsequent to October 28, 2017, we have repurchased 0.5 million shares of our common stock at a cost of $6.2 million through November 28, 2017.

8.            Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At October 28, 2017, the total capital lease obligations were $3.0 million, of which $0.6 million was included in short-term capital lease obligations and $2.4 million was included in other liabilities on our unaudited condensed consolidated balance sheet.  At January 28, 2017, the total capital lease obligations were $3.5 million, of which $0.6 million was included in short-term capital lease obligations and $2.9 million was included in other liabilities on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended October 28, 2017, we opened 13 stores and closed 11 stores, thus increasing our lease commitments by a net of two retail stores.  The stores we opened have initial lease termination dates between October 2022 and November 2027.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At October 28, 2017 and January 28, 2017, there was $1.2 million and $3.3 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  No material amounts were accrued at October 28, 2017 or January 28, 2017 pertaining to legal proceedings or other contingencies.

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

At October 28, 2017, we had a liability of $1.3 million associated with unrecognized tax benefits.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2015 or by most state taxing jurisdictions for years prior to Fiscal 2014.

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

General Overview

Hibbett Sports, Inc. is a leading athletic-inspired fashion retailer primarily located in small and mid-sized communities across the country.  Founded in 1945, Hibbett stores have a rich history of convenient locations, personalized customer service and access to coveted footwear, apparel and equipment from top brands like Nike, Under Armour and Adidas.  Consumers can browse styles, find new releases, shop looks and make purchases online or in their nearest store by visiting www.Hibbett.com.  Follow us @HibbettSports.  We became a public company in October 1996.  As of October 28, 2017, we operated a total of 1,082 retail stores in 35 states composed of 1,063 Hibbett Sports stores and 19 Sports Additions athletic shoe stores.

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

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year and e-commerce sales.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store sales base until it has been open a full 12 months.  During the thirteen and thirty-nine weeks ended October 28, 2017, we included 1,012 and 981 stores in comparable store sales, respectively.

Executive Summary

Net sales for the thirteen weeks ended October 28, 2017, increased 0.4% to $237.8 million compared with $237.0 million for the thirteen weeks ended October 29, 2016.  Comparable store sales decreased 1.3%, with strong performance in footwear offset by negative comparable store sales in other merchandise categories.  E-commerce sales accounted for 4.9% of total sales for the period.  Gross margin was 32.0% of net sales for the thirteen weeks ended October 28, 2017, compared with 35.4% for the thirteen weeks ended October 29, 2016.  The decrease in the gross margin percentage was mainly due to promotions and markdowns taken to improve our inventory position.

Net sales for the thirty-nine weeks ended October 28, 2017, decreased 3.4% to $701.5 million compared with $726.0 million for the thirty-nine weeks ended October 29, 2016.  Comparable store sales decreased 5.7%, with all merchandise categories experiencing negative comparable store sales.  E-commerce sales accounted for 1.7% of total sales for the period.  Gross margin was 32.6% of net sales for the thirty-nine weeks ended October 28, 2017, compared with 35.4% for the thirty-nine weeks ended October 29, 2016.  The decrease in the gross margin percentage was mainly due to promotions and markdowns taken to liquidate excess and aged inventory, and de-leverage of logistics and store occupancy expenses associated with lower comparable sales.

During the third quarter of Fiscal 2018, we opened 13 new stores and closed 11 underperforming stores, bringing the store base to 1,082 in 35 states as of October 28, 2017.  In addition, we expanded one high-performing store.  We ended the third quarter of Fiscal 2018 with $58.3 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 1.2 million shares of our common stock for a total expenditure of $15.9 million during the thirteen weeks ended October 28, 2017.

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

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended October 28, 2017, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Statements of Operations
Net sales increase (decrease)	0.4%	3.8%	(3.4%)	4.1%
Comparable store sales (decrease) increase	(1.3%)	0.7%	(5.7%)	1.0%
Gross margin (as a % to net sales)	32.0%	35.4%	32.6%	35.4%
Store operating, selling and administrative expenses (as a % to net sales)	24.4%	23.6%	24.2%	22.8%
Depreciation and amortization (as a % to net sales)	2.7%	2.0%	2.6%	1.9%
Provision for income taxes (as a % to net sales)	1.8%	3.6%	2.2%	3.9%
Net income (as a % to net sales)	3.2%	6.2%	3.6%	6.8%

Diluted earnings per share	$0.37	$0.66	$1.21	$2.18
Weighted-average dilutive shares (in thousands)	20,385	22,186	20,905	22,525

Balance Sheets
Ending cash and cash equivalents (in thousands)	$58,325	$41,195
Average inventory per store	$245,307	$274,097

Store Information
Beginning of period	1,080	1,059	1,078	1,044
New stores opened	13	13	32	44
Stores closed	(11)	(5)	(28)	(21)
End of period	1,082	1,067	1,082	1,067

Stores remodeled, expanded or relocated	1	2	9	4
Estimated square footage at end of period (in thousands)	6,158	6,090

Share Repurchase Activity
Shares purchased	1,200,470	53,519	2,231,213	911,356
Cost (in thousands)	$15,929	$1,941	$45,180	$31,634

Thirteen Weeks Ended October 28, 2017 Compared to Thirteen Weeks Ended October 29, 2016

Net sales.  Net sales increased $0.8 million, or 0.4%, to $237.8 million for the thirteen weeks ended October 28, 2017 from $237.0 million for the comparable period in the prior year.  Furthermore:

•	We opened 13 Hibbett Sports stores and closed 11 underperforming stores. In addition, we expanded one high-performing store and remodeled or relocated two stores.
•	Comparable store sales decreased 1.3% due to decreased performance in all merchandise categories with the exception of footwear.
•	Footwear experienced a mid-single-digit increase, driven by strength in basketball and lifestyle.
•	Branded apparel experienced a low single-digit decline, which was an improvement compared with the second quarter. This was mainly due to strong sell-through of cold weather merchandise.
•	Licensed apparel experienced a mid-double-digit decline, driven by weakness in college, NBA, and NFL.
•	Equipment experienced a high single-digit decline, driven by weakness in football and soccer, partially offset by strength in baseball.

Gross margin.  Cost of goods sold includes the cost of inventory, logistics expenses and store occupancy costs.  Gross margin was $76.1 million, or 32.0% of net sales, in the thirteen weeks ended October 28, 2017, compared with $83.8 million, or 35.4% of net sales, in the same period of the prior fiscal year.  Furthermore:

•
Product margin decreased 374 basis points as a percentage of net sales due to promotional activity, markdowns taken to liquidate excess and aged inventory, and freight costs incurred on store-to-home and e-commerce orders.

•
Logistics expenses increased 7 basis points as a percentage of net sales primarily due to expenses associated with our omni-channel initiative and de-leverage of fixed costs associated with lower comparable store sales.

•
Store occupancy expense decreased 45 basis points as a percentage of net sales due to a decrease in rent for those stores paying rent as a percentage of sales, and utility savings from investment in low energy-use lighting in our stores.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $58.0 million, or 24.4% of net sales, for the thirteen weeks ended October 28, 2017, compared to $55.9 million, or 23.6% of net sales, for the comparable period a year ago.  Furthermore:

•	Store labor costs were relatively flat, increasing 6 basis points as a percentage of net sales.
•	Net advertising costs increased 50 basis points as a percentage of net sales mainly due to increased marketing costs associated with the launch of the new e-commerce website.
•
Data processing costs increased 83 basis points as a percentage of net sales due to an increase in operational costs for the e-commerce business, including website hosting, order and payment processing, and call center costs.

•	Professional fees decreased 35 basis points as a percentage of net sales mainly due to reduced development costs associated with the e-commerce platform.
•	Credit card fees decreased 32 basis points as a percentage of net sales mainly due to the implementation of EMV chip technology and a corresponding decline in credit card chargebacks.

Depreciation and amortization.  Depreciation and amortization increased 64 basis points as a percentage of net sales for the thirteen weeks ended October 28, 2017.  This increase was mainly due to the capitalization of our omni-channel initiative and other investments to improve the business.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income (loss) was 35.5% and 36.8% for the thirteen weeks ended October 28, 2017 and October 29, 2016, respectively.  The decrease in rate was primarily due to a favorable adjustment in the thirteen weeks ended October 28, 2017, related to additional federal tax credits.

Thirty-Nine Weeks Ended October 28, 2017 Compared to Thirty-Nine Weeks Ended October 29, 2016

Net sales.  Net sales decreased $24.6 million, or 3.4%, to $701.5 million for the thirty-nine weeks ended October 28, 2017 from $726.0 million for the comparable period in the prior year.  Furthermore:

•	We opened 32 Hibbett Sports stores and closed 28 underperforming stores. In addition, we expanded 9 high-performing stores and remodeled or relocated three stores.
•	Comparable store sales decreased 5.7% due to decreased performance in all merchandise categories.
•	Footwear was approximately flat, with strength in basketball and lifestyle offset by weakness in performance running.
•	Branded apparel experienced a high single-digit decline.
•	Licensed apparel experienced a low double-digit decline.
•	Equipment experienced a low double-digit decline, driven by weakness in team sports and fitness.

Gross margin.  Cost of goods sold includes the cost of inventory, logistics expenses and store occupancy costs.  Gross margin was $228.7 million, or 32.6% of net sales, in the thirty-nine weeks ended October 28, 2017, compared with $257.1 million, or 35.4% of net sales, in the same period of the prior fiscal year.  Furthermore:

•
Product margin decreased 247 basis points as a percentage of net sales due to promotional activity, markdowns taken to liquidate excess and aged inventory, costs incurred to transition to an enhanced customer loyalty program, and freight costs incurred on store-to-home and e-commerce orders.

•
Logistics expenses increased 15 basis points as a percentage of net sales primarily due to expenses associated with our omni-channel initiative and de-leverage of fixed costs associated with lower comparable store sales.

•	Store occupancy expense increased 18 basis points as a percentage of net sales due to de-leverage associated with lower comparable store sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $169.9 million, or 24.2% of net sales, for the thirty-nine weeks ended October 28, 2017, compared to $165.4 million, or 22.8% of net sales, for the comparable period a year ago.  Furthermore:

•	Store labor cost increased 56 basis points as a percentage of net sales due to de-leverage associated with lower comparable store sales.
•	Net advertising costs increased 19 basis points as a percentage of net sales mainly due to increased marketing costs associated with the launch of the new e-commerce website.
•
Data processing costs increased 44 basis points as a percentage of net sales due to an increase in operational costs for the e-commerce business, including website hosting, order and payment processing, and call center costs.

•	Professional fees increased 10 basis points as a percentage of net sales mainly due to development costs associated with the e-commerce platform.
•	Credit card fees decreased 20 basis points as a percentage of net sales mainly due to the implementation of EMV chip technology and a corresponding decline in credit card chargebacks.

Depreciation and amortization.  Depreciation and amortization increased 64 basis points as a percentage of net sales for the thirty-nine weeks ended October 28, 2017.  This increase was mainly due to the capitalization of our omni-channel initiative and other investments to improve the business.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.7% and 36.7% for the thirty-nine weeks ended October 28, 2017 and October 29, 2016, respectively.  The increase in rate was primarily due to an accounting standards change (ASU 2016-09) for stock-based compensation.  This new accounting standard stipulates that the income tax effect of fluctuations in the value of stock-based awards between the grant date and vesting date are to be recorded directly to income tax expense.  In the past, this effect was recorded directly to equity.  This change primarily affects the first quarter due to the timing of stock-based awards.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Net cash provided by operating activities	$83,273	$59,828
Net cash used in investing activities	(18,836)	(19,472)
Net cash used in financing activities	(45,070)	(31,435)
Net increase in cash and cash equivalents	$19,367	$8,921

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as spring sports, back-to-school and winter holidays.  Inventory levels are reduced following peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $83.3 million for the thirty-nine weeks ended October 28, 2017 compared with net cash provided by operating activities of $59.8 million for the thirty-nine weeks ended October 29, 2016.  Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities.  Adjustments to net income for non-cash items include depreciation and amortization, deferred income taxes and stock-based compensation.  The primary drivers of operating activities were net income ($25.3 million), depreciation and amortization ($18.1 million), a decrease in net inventories ($15.3 million) and an increase in accounts payable ($14.2 million).  The decrease in net inventories was primarily due to the liquidation of excess and aged inventory and merchandise returned to vendors.  The increase in accounts payable was mainly due to the timing of inventory receipts compared to the prior year.  Accounts payable and net inventories fluctuate between quarters due to the seasonality of purchases.

Investing Activities.

Net cash used in investing activities in the thirty-nine weeks ended October 28, 2017 totaled $18.8 million compared with net cash used in investing activities of $19.5 million in the thirty-nine weeks ended October 29, 2016.  Capital expenditures used $18.9 million of cash in the thirty-nine weeks ended October 28, 2017 versus $19.6 million of cash in the thirty-nine weeks ended October 29, 2016.  Capital expenditures were used mainly to invest in our omni-channel initiative, open new stores, and remodel, expand or relocate existing stores.  We opened 32 new stores and relocated, expanded or remodeled 12 existing stores during the thirty-nine weeks ended October 28, 2017 as compared to opening 44 new stores and remodeling, relocating or expanding four existing stores during the thirty-nine weeks ended October 29, 2016.

We estimate the cash outlay for capital expenditures in the fiscal year ending February 3, 2018 will be approximately $25.0 million to $30.0 million, which relates to expenditures for the opening of new stores; the remodeling, relocation or expansion of selected existing stores, investment in our omni-channel initiative, information system upgrades, and other departmental needs.  Of the total budgeted dollars for capital expenditures for Fiscal 2018, we anticipate that approximately $7.0 million will be related to our omni-channel initiative.

Financing Activities.

Net cash used in financing activities was $45.1 million in the thirty-nine weeks ended October 28, 2017 compared to net cash used in financing activities of $31.4 million in the prior year period.  During the thirty-nine weeks ended October 28, 2017, we repurchased $45.2 million of our common stock, including $0.7 million from holders of restricted stock unit awards to satisfy tax withholding requirements.  See Note 7 to the unaudited condensed consolidated financial statements, "Stock Repurchase Activity".

At October 28, 2017, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million and $50.0 million, both of which renew in November 2017.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We had no debt outstanding under either of these facilities as of October 28, 2017.

Subsequent to October 28, 2017, we renewed and amended our $50.0 million facility which now allows for borrowings up to $30.0 million at a rate agreed upon between lender and borrower at the time loan is made.  The renewal was effective November 17, 2017 and will expire on March 31, 2018.  We also renewed our $30.0 million facility with an interest rate at one month LIBOR plus 2.5%.  The renewal was effective November 30, 2017 and will expire on April 30, 2018.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of October 28, 2017.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 28, 2017.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended October 28, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at October 28, 2017 or January 28, 2017.

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

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended October 28, 2017 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
July 30, 2017 to August 26, 2017	90,000	$11.52	90,000	$228,307
August 27, 2017 to September 30, 2017	520,470	$13.03	520,300	$221,527
October 1, 2017 to October 28, 2017	590,000	$13.75	590,000	$213,417
Total	1,200,470	$13.27	1,200,300	$213,417

(1)
In November 2015, the Board authorized a Stock Repurchase Program (Program) of $300.0 million to repurchase our common stock through February 2, 2019 that replaced an existing authorization.  See Note 7 to the unaudited condensed consolidated financial statements, "Stock Repurchase Activity".

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

HIBBETT SPORTS, INC.

Date: December 4, 2017	By:	/s/ Scott J. Bowman
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

Material Agreements
10.1
Promissory Note – Regions Bank Line of Credit; incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2017.

10.2
Amendment No. 10 to Loan Documents; incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2017.

10.3
Promissory Note – Regions Bank Line of Credit; incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2017.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 2017, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at October 28, 2017 and January 28, 2017; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 28, 2017 and October 29, 2016; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 28, 2017 and October 29, 2016; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within