Form 10-K
period 2018-02-03
HIBBETT SPORTS INC
filed 2018-03-30
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-K
(Mark One)

[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 3, 2018

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

Large accelerated filer	Accelerated filer	X

Non-accelerated filer	Smaller reporting company

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	No	X

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are "affiliates") was $313,135,768 on July 29, 2017, based on the closing sale price of $15.25 at July 28, 2017 for the common stock on such date on the NASDAQ Global Select Market.

The number of shares outstanding of the Registrant's common stock, as of March 23, 2018, was 18,974,641.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on May 30, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.  Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 2018.

HIBBETT SPORTS, INC.

INDEX

			Page
PART I
Item	1.	Business.	4
Item	1A.	Risk Factors.	10
Item	1B.	Unresolved Staff Comments.	20
Item	2.	Properties.	20
Item	3.	Legal Proceedings.	21
Item	4.	Mine Safety Disclosures.	22

PART II
Item	5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	22
Item	6.	Selected Consolidated Financial Data.	24
Item	7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	25
Item	7A.	Quantitative and Qualitative Disclosures About Market Risk.	36
Item	8.	Financial Statements and Supplementary Data.	36
Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	60
Item	9A.	Controls and Procedures.	60
Item	9B.	Other Information.	61

PART III
Item	10.	Directors, Executive Officers and Corporate Governance.	61
Item	11.	Executive Compensation.	62
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	62
Item	13.	Certain Relationships and Related Transactions, and Director Independence.	62
Item	14.	Principal Accounting Fees and Services.	63

PART IV
Item	15.	Exhibits and Consolidated Financial Statement Schedules.	63
Item	16.	Form 10-K Summary.	65
		Signatures.	66

Introductory Note

References to "we", "our", "us" and the "Company" used throughout this document refer to Hibbett Sports, Inc. and its subsidiaries.  Unless specifically indicated otherwise, any reference to the following years or fiscal years relates to:

Year	Related Fiscal Year End	Weeks in Fiscal Period
2019 or Fiscal 2019	February 2, 2019	52
2018 or Fiscal 2018	February 3, 2018	53
2017 or Fiscal 2017	January 28, 2017	52
2016 or Fiscal 2016	January 30, 2016	52

PART 1

Item 1.     Business.

Cautionary Statement Regarding Forward-Looking Statements

This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments and results.  They include statements preceded by, followed by or including words such as "believe," "anticipate," "could," "expect," "intend," "may," "outlook," "plan," "predict," "should," "will," "target," "estimate" or other similar expressions, whether in the negative or affirmative.     For example, our forward-looking statements include statements regarding:

•	our anticipated net sales, including comparable store net sales changes, net sales growth, gross margins, expenses and earnings;
•	our business strategy, target market presence and its expected impact on our net sales growth;
•
our store growth, including our plans to add, expand, relocate or close stores, our square footage growth, our markets' ability to support such growth, our ability to secure suitable locations for new stores and the suitability of our wholesale and logistics facility;

•	our expectations regarding technology, including our omni-channel platform and other methods for engaging our customers, as well as cyber security;
•	our policy of leasing rather than owning stores and our ability to renew or replace store leases satisfactorily;
•	the cost of regulatory compliance, including the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures, working capital requirements and repurchases of Company common stock under our repurchase program;
•	our analysis of our risk factors and their possible effect on financial results;
•	our ability and plans to renew our revolving credit facilities;
•	our expectations regarding our capital expenditures and dividend policy;
•	our seasonal sales patterns and assumptions concerning customer buying behavior;
•	our expectations regarding competition;
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

•	our expectations concerning future stock-based award types and the exercise of outstanding stock options;
•	the possible effect of inflation, market decline and other economic changes on our costs and profitability;
•	our assessment of the materiality and impact on our business of recent accounting pronouncements adopted by the Financial Accounting Standards Board;
•	the possible effects of uncertainty within the capital markets, on the commercial credit environment and on levels of consumer confidence;
•	our analyses of trends as related to marketing, sales and earnings performance;
•	our expectations concerning vendor level purchases and related discounts;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods;

•	the loss of key vendor support; and
•	our ability to mitigate the risk of possible business interruptions.

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and prospects may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the "Risk Factors" as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

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

Today, we are a leading athletic-inspired omni-channel retailer operating stores primarily located in small and mid-sized communities, and an e-commerce website under Hibbett.com.  As of February 3, 2018, we operated 1,079 stores consisting of 1,060 Hibbett Sports stores and 19 smaller-format Sports Additions athletic shoe stores in 35 states.  The Hibbett Sports store is an approximately 5,000 square foot store located primarily in strip centers which are frequently influenced by a major chain retailer such as a Wal-Mart store.

Our current primary merchandising strategy is to provide a broad assortment of quality brand name footwear, apparel, accessories and athletic equipment at competitive prices in a conveniently located full-service environment.  At the end of the second quarter of Fiscal 2018, we successfully launched our e-commerce website.  We will continue to grow our online business aggressively, while continuing to enhance our stores to improve the overall customer experience.  We believe that the breadth and depth of our brand name merchandise consistently exceeds the product selection carried by most of our competitors, particularly in our smaller markets.  Many of these brand name products are highly technical and require expert sales assistance.  We continuously educate our sales staff on new products and trends through coordinated efforts with our vendors.

Our Executive Officers

Our current executive officers and their prior business experience are as follows:

Jeffry O. Rosenthal, age 60, has been our Chief Executive Officer and President since March 2010.  He also currently serves on our Board of Directors.  Formerly, he served as President and Chief Operating Officer from February 2009 through March 2010 and as Vice President of Merchandising from August 1998 through February 2009.  Prior to joining us, Mr. Rosenthal was Vice President and Divisional Merchandise Manager for Apparel with Champs Sports, a division of Foot Locker, Inc., from 1981 to 1998.

Scott J. Bowman, age 51, was hired as our Senior Vice President and Chief Financial Officer in July 2012.  Prior to joining us, Mr. Bowman was Division Chief Financial Officer – Northern Division of The Home Depot, a large home improvement retailer.  Previously, Mr. Bowman served The Home Depot as their Senior Director, Finance – IT for approximately three years.  In prior retail experience, he has worked in various controller and accounting management positions.

Jared S. Briskin, age 45, was appointed our Senior Vice President and Chief Merchant in September 2014.  Formerly, he served as Vice President/Divisional Merchandise Manager of Footwear and Equipment from March 2010 through September 2014 and Vice President/Divisional Merchandise Manager of Apparel and Equipment from June 2004 through March 2010.  Prior to his appointment to Vice President in 2004, Mr. Briskin held various merchandising positions across multiple categories since joining the Company in April 1998.

Cathy E. Pryor, age 54, has been our Senior Vice President of Operations since 2012.  Formerly, she served as Vice President of Operations from 1995 to 2012.  She joined our Company in 1988 serving in areas of increasing responsibility including district manager and Director of Store Operations.

Our Employees

As of February 3, 2018, we employed approximately 9,200 employees, of which approximately 3,100 are full-time employees.  None of our employees are represented by a labor union.  The number of part-time employees fluctuates depending on seasonal needs.  We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.  We have implemented programs in our stores and corporate offices to ensure that we hire and promote the most qualified employees in a non-discriminatory way.

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

Our Business Strategy

We target small to mid-sized markets with branded products and provide a high level of customer service.  This market strategy enables us to achieve significant cost benefits including lower corporate expenses, reduced logistics costs and increased economies of scale from marketing activities.  We use information systems to maintain tight controls over inventory and operating costs and continually search for ways to improve efficiencies and the customer experience through information system upgrades.  In addition, we establish greater customer, vendor and landlord recognition as a leading athletic specialty retailer in these communities.  We believe our ability to align our merchandising mix to local preferences and trends differentiates us from our national competitors.

We strive to hire enthusiastic sales people with an interest in sports.  Our extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, interactive group discussions and store associate training, self-study courses and Hibbett University designed specifically for store management.

Our Store Concepts

Hibbett Sports:  Our primary retail format is Hibbett Sports, an approximately 5,000 square foot store located primarily in strip centers, which are usually near a major chain retailer such as a Wal-Mart store.  In considering locations for our Hibbett Sports stores, we take into account the size, demographics, quality of real estate and competitive conditions in each market.  Of these stores, 864 Hibbett Sports stores are located in strip centers, which include free-standing stores, with the remaining 196 stores located in enclosed malls, the majority of which are the only enclosed malls in their county.

Hibbett Sports stores offer a core merchandising mix of localized footwear, apparel, accessories and equipment designed to appeal to a wide range of customers within each market.  We strive to respond quickly to major sporting events such as Bowl or National Championship games and similar sporting events in college or professional football, baseball and basketball involving teams of local interest within our markets.

    Sports Additions:  We operate 19 Sports Additions (SA) stores, an approximately 2,500 square foot store located primarily in enclosed malls.  Approximately 90% of the merchandise carried in our SA stores is athletic footwear with the remainder consisting of caps and a limited assortment of apparel.  SA stores offer a more fashion-based merchandise assortment compared to our Hibbett Sports stores.  Most of our SA stores are located where a Hibbett Sports store is also present.

Team:  In December 2017, we sold a portion of the assets and ceased the operations of Hibbett Team Sales, Inc. (Team), a wholly-owned subsidiary of the Company.  Team was a supplier of customized athletic apparel, equipment and footwear primarily to school athletic programs in Alabama and parts of Georgia, Florida and Mississippi.  Team sold its merchandise directly to educational institutions and youth associations.  The operations of Team were independent of the operations of our retail stores.

None of our store concepts meets the quantitative or qualitative requirements of Accounting Standards Codification (ASC) Topic 280, Segment Reporting.

Our Growth Strategy

We identify markets for our Hibbett Sports stores under a clustered expansion program.  This approach primarily focuses on opening new stores within a two-hour driving distance of an existing Hibbett location, allowing us to take advantage of efficiencies in logistics, marketing and regional management.  It also aids us in building a better understanding of appropriate merchandise selection for the local market.  In addition to proximity to existing Hibbett stores, we also consider population, economic conditions, local competitive dynamics, availability of suitable real estate and potential for return on investment when evaluating potential markets.

Omni-channel strategy:  We recognize that our customer is evolving and looking to engage with us in multiple ways.  As a result, we continue to make investments that will enable us to engage our customer specifically in the digital commerce channel.  In addition to having store-to-store and store-to-home capability allowing us to use our chain-wide inventory to satisfy a customer sale, we now have an e-commerce website allowing customers to shop across both channels.  In Fiscal 2018, we began development of our mobile app, which will complement our mobile site and provide our customers with even more advanced features such as shopping, loyalty and Raffle capabilities.  We expect to rollout our mobile app to both iPhone and Android users in the first half of Fiscal 2019.

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

The following table indicates the approximate percentage of net sales represented by each of our major product categories:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Footwear	55%	52%	49%
Apparel	28%	29%	29%
Equipment	17%	19%	22%
	100%	100%	100%

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

Our Information Systems

We continue to use technology as an enabler of our business strategies.  We have implemented and maintained systems targeted at improving financial control, cost management, inventory control, merchandise planning, logistics, replenishment, and product allocation.  In recent years, we have focused on information systems that are designed to be used in all stores, yet are flexible enough to meet the unique needs of each specific store location.  In Fiscal 2018, we added our digital channel as we continue our omni-channel retailing transition.  In Fiscal 2019, we will pursue further channel integration and a more seamless and frictionless set of capabilities aimed at enhancing our customers shopping experience in store, online and through our mobile solutions.

Our communications network sends and receives critical business data to and from our stores, our third party cloud providers, and our managed hosting facility (primary data center).  Our information is processed in a secure environment to protect both the actual data and the physical assets.  We attempt to mitigate the risk of cyber-security threats and business interruptions by maintaining strong security protocols, threat monitoring, regular risk reviews, and a detailed disaster recovery plan.

We strive to maintain highly qualified and motivated teams of individuals to support our information systems, which includes security, help desk, engineering, operations, quality assurance, business analysis, solution development and project managers.  Our systems are monitored 24 hours a day.  Our management believes that our current systems and practice of implementing regular updates will continue to support our current needs and future growth.  We use a strategic information systems planning process that involves senior management and is integrated into our overall business planning and enterprise risk management.  Information systems projects are prioritized based upon strategic, financial, regulatory and other business criteria.

Our Marketing and Promotion

We target marketing opportunities to increase awareness and to drive traffic to our stores and website.  Direct mail continued to be a core component of our marketing budget in Fiscal 2018, and we began significant investments in digital marketing with the launch of ecommerce.  Because these investments are yielding strong response, we will continue to grow digital marketing in Fiscal 2019.  We utilize the Hibbett marketing team, as well as external digital marketing agencies to ensure execution and returns from these new programs.

We offer a customer loyalty program, the Hibbett Rewards program, whereby customers can earn awards that can be redeemed in our stores.  Our Rewards program represents a significant portion of overall sales.  In Fiscal 2018, we launched an improved program that provides more value to our customers and makes it easier to use.  As a result, we significantly increased our member base in Fiscal 2018, which we will utilize in our marketing efforts going forward.  We expect to further improve our Rewards program in Fiscal 2019 to drive member acquisition and sales.

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

Although we face competition from a variety of competitors, we believe that our stores are able to compete effectively by providing a premium assortment of footwear, apparel, accessories and team sports equipment.  Additionally, we differentiate our store experience through extensive product knowledge, customer service and convenient locations.  We believe we compete favorably with respect to these factors in the smaller markets predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.  See "Risk Factors."

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

Available Information

Hibbett Sports, Inc.'s website address is www.hibbett.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A, reports on beneficial ownership of our securities on Forms 3, 4 and 5 and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC).  Our website is the primary source of publicly disclosed news about Hibbett Sports, Inc.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, at no charge, by writing to: Investor Relations, Hibbett Sports, Inc., 2700 Milan Court, Birmingham, Alabama 35211.

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

Risks Related to Our Business and Industry
If we are unable to successfully maintain a relevant omni-channel experience for our customers, we may not be able to compete effectively and our sales and profitability may be adversely affected.
We expect competition in the e-commerce market to intensify in the future as the Internet continues to facilitate competitive entry into the market and comparison shopping by consumers.  As a result, a growing portion of total consumer expenditures with retailers is occurring through digital platforms rather than traditional retail stores as consumers increasingly embrace shopping online and through mobile commerce applications. Our future success could be adversely affected if we are unable to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies to gain market share and better service our customers.

In Fiscal 2018, we successfully launched our omni-channel platform, which integrated digital commerce with our stores to provide a seamless experience for our customers.  In addition, we are developing a mobile app, which will complement our e-commerce site and provide our customers with customized advanced features.  We began the development of the mobile app in Fiscal 2018 and expect to implement the rollout of the mobile app in the first half of Fiscal 2019.  We cannot give any assurances that our omni-channel platform or our mobile app, when implemented, will perform in a manner that will give us the ability to attract and retain customers, increase sales and successfully compete with other online retailers.  If we do not successfully maintain a relevant omni-channel experience or successfully implement the mobile app for our customers or attract online buyers through our omni-channel and mobile app, our sales and profitability could be adversely affected.
We are increasing the use of social media as a means of interacting and enhancing the shopping experiences of our customers.  If we are unable to attract and retain team members or contract third parties with the specialized skills to support our omni-channel platform, or are unable to implement improvements to our customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.  In addition, if our website and our other customer-facing technology systems do not function as designed, the customer experience could be negatively affected, resulting in a loss of customer confidence and satisfaction, as well as lost sales, which could adversely affect our reputation and results of operations.

Pressure from our competitors may force us to reduce our prices or increase our spending on marketing and promotion, which could lower our net sales, gross profit and operating income.
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

Many of our competitors have greater financial, marketing and distribution resources than we do, which enable them to spend significantly more on marketing and other initiatives.  In addition, many of our competitors employ price discounting policies that, if intensified, may make it difficult for us to reach our sales goals without reducing our prices.  Should our competitors increase spending on marketing and other initiatives such as additional discounting, if our marketing funds decrease for any reason, or should our marketing, promotions or initiatives be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition.  As a result, we may also need to spend more on marketing, promotions and initiatives than we anticipate.  Inadequate marketing that is less effective than our competitors could inhibit our ability to maintain relevance in the market place and drive increased sales.

We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors.  Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets could be detrimental to our business, financial condition and results of operations.

Our inability to identify and anticipate changes in consumer demands and preferences and our inability to respond to such consumer demands in a timely manner could reduce our net sales or profitability.

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

The protection of Company, customer and employee data is critical to us.  Through our sales, marketing activities and use of third-party information, we collect and retain certain personally identifiable information that our customers provide to purchase products, enroll in promotional programs, register on our website, or otherwise communicate and interact with us.  This may include, but is not limited to, names, addresses, phone numbers, driver license numbers, e-mail addresses, contact preferences, personally identifiable information stored on electronic devices, and payment account information, including credit and debit card information.  We also gather and retain information about our employees in the normal course of business.  Furthermore, our online operations depend upon the secure transmission of confidential information over public networks, such as information permitting cashless payments.

We have security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information or disruption of our operations.  Our risk remediation procedures include an annual IT risk assessment based on the SANS Institute Critical Security Controls framework which prioritizes security functions that are effective against the latest Advanced Targeted Threats while emphasizing security controls that have demonstrated real world effectiveness.  While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of our cyber risks, such insurance coverage may be insufficient to cover our losses or all types of claims that may arise in the continually evolving area of cyber risk.

Even so, these security measures may be compromised as a result of third-party breaches, burglaries, cyber-attacks, errors by employees or employees of third-party vendors, faulty password management, misappropriation of data by employees, vendors or unaffiliated third-parties or other irregularity, and result in persons obtaining unauthorized access to our data or accounts.  Despite such safeguards for the protection of such information, we cannot be certain that all of our systems and those of our vendors and unaffiliated third-parties are entirely free from vulnerability to attack or compromise given that the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently.  During the normal course of our business, we have experienced and we expect to continue to experience attempts to breach our systems, and we may be unable to protect sensitive data and the integrity of our systems or to prevent fraudulent purchases.  Moreover, an alleged or actual security breach that affects our systems or results in the unauthorized release of personally identifiable information could:

•	materially damage our reputation and negatively affect customer satisfaction and loyalty;
•	expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions; and
•
cause us to incur substantial costs, including but not limited to, costs associated with remediation for stolen assets or information, litigation costs, lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack, and increased cyber protection costs.

If we lose any of our key vendors or any of our key vendors fail to supply us with quality brand name merchandise at competitive prices, we may not be able to meet the demand of our customers and our net sales and profitability could decline.

We are a retailer of manufacturers' branded items and are thereby dependent on the availability of key products and brands.  Our top three vendors accounted for approximately 80% of our total inventory purchases during Fiscal 2018.  Our business is dependent upon close relationships with vendors and our ability to purchase brand name merchandise at competitive prices.  As a retailer, we cannot control the supply, design, function or cost of many of the products we offer for sale.  Moreover, certain merchandise that is in high demand may be allocated by vendors based upon the vendors' internal criteria, which is beyond our control.

As a result, our sales could decline if we are not provided with a sufficient allocation of high demand merchandise from one or more of our key vendors or if the vendor's merchandise were to decline in quantity, quality or desirability to our customers.  Our profits could decline if we are unable to pass along any increases in the cost of brand merchandise from our key vendors, including costs resulting from higher tariffs or taxes on imported merchandise.  In addition, many of our vendors provide us with return privileges, volume purchasing allowances and cooperative marketing such that any changes to such benefits could have an adverse effect on our business.

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

Our ability to manage and operate our business depends significantly on information technology systems.  Specifically, we rely on our information systems to effectively manage our sales, logistics, merchandise planning and replenishment, to process financial information and sales transactions and to optimize our overall inventory levels.  We could experience adverse events relating to our information systems, including, among other things, system failures, problems with integrating various data sources, challenges in transitioning to upgraded or replacement systems or difficulty in integrating new systems.  Although we attempt to mitigate the risk of possible business interruptions through change control protocols and a disaster recovery plan, which includes storing critical business information off-site, the failure of these systems to operate effectively and support growth and expansion could materially adversely impact the operation of our business.

Most of our information system infrastructure is centrally located, and we rely on third-party service providers for certain system applications that are hosted remotely or in cloud-based applications.  There is a risk that we may not have adequately addressed risks associated with using third-party providers or cloud-based applications.  Such risks include security issues such as adequate encryption and intrusion detection; user access control; data separation; the impact of technical problems such as server outages; their disaster recovery capabilities; and exit strategies.  A service provider disruption or failure in any of these areas could have a material adverse effect on our business.

In addition, insufficient investment in technology, inadequate preventive maintenance, investment in the wrong technology, delayed replacement of obsolete equipment, shifts in technology, the failure to attract and retain highly-qualified IT personnel and inadequate policies to identify our technology needs could have a material adverse effect on our business.

Our failure to effectively manage our real estate portfolio may negatively impact our operating results.

Effective management of our real estate portfolio is critical to our omni-channel strategy.  All of our stores are subject to leases and, as such, it is essential that we effectively evaluate a range of considerations that may influence the success of our long-term real estate strategy.  Such considerations include but are not limited to:

•	changing patterns of customer behavior from physical store locations to online shopping in the context of an evolving omni-channel retail environment;
•	the appropriate number of stores in our portfolio;
•	the formats, sizes and interior layouts of our stores;
•	the locations of our stores, including the demographics and economic data of each store;
•	the local competition in and around our stores;
•	the primary lease term of each store and occupancy cost of each store relative to market rents; and
•	distribution considerations for each store location.

If we fail to effectively evaluate these factors or negotiate appropriate terms or if unforeseen changes arise, the consequences could include, for example:

•	having to close stores and abandon the related assets while retaining the financial commitments of the leases;
•	incurring costs to remodel or transform our stores;
•	having stores or distribution channels that no longer meet the needs of our business; and
•	bearing excessive lease or occupancy expenses.

These consequences could have a materially adverse impact on our profitability, cash flows and liquidity.  The financial impact of exiting a leased location can vary greatly depending on, among other factors, the terms of the lease, the condition of the local real estate market, demand for the specific property and our relationship with the landlord.  It is difficult for us to influence some of these factors, and the costs of exiting a property can be significant.  In addition to rent, we could still be responsible for the maintenance, taxes, insurance and common area maintenance charges for vacant properties until the lease commitment expires or is terminated.

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
•
import tariffs, taxes or other governmental actions affecting trade, including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices;

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

We rely upon various means of transportation, including ship and truck, to deliver products to our wholesale and logistics facility, our stores and our customers.  Consequently, our results can vary depending upon the price of fuel.  The price of oil has fluctuated significantly over the last few years.  In addition, governmental efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means.  Any increases in fuel costs would increase our transportation costs.

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

We are heavily dependent upon our labor workforce in the geographic areas where we conduct our business.  Our compensation packages are designed to provide benefits commensurate with our level of expected service.  However, within our retail and logistics operations, we face the challenge of filling many positions at wage scales that are appropriate to the industry and competitive factors.  In addition, there is the risk that prevailing wage rates for our labor workforce will increase in the future and that the costs of employee benefits will rise, resulting in increased expenses that could adversely affect our profitability.   We also face other risks in meeting our labor needs, including competition for qualified personnel and overall unemployment levels.  Changes in any of these factors, including a shortage of available workforce in areas in which we operate, could interfere with our ability to adequately service our customers or to open suitable locations and could result in increasing labor costs.

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

We are subject to regional risks due to our stores within the South, Southwest, Mid-Atlantic and Midwest regions of the United States.

Our stores are heavily concentrated in certain regions of the United States.  We are subject to regional risks, such as the regional economy, weather conditions and natural disasters, increasing costs of electricity, oil and natural gas, as well as government regulations specific in the states and localities within which we operate.  In addition, falling oil prices may adversely affect employment and consumer spending in those states that are within our regions that rely on oil revenues as a significant part of the economies of those states.  We sell a significant amount of merchandise that can be adversely affected by significant weather events that postpone the start of or shorten sports seasons or that limit participation of fans and sports enthusiasts.

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

There can be no assurance that we will continue to repurchase our common stock or that we will repurchase our common stock at favorable prices.
In November 2015, our Board of Directors authorized a stock repurchase program (Program) under which we may purchase up to $300.0 million of our outstanding common stock through February 2, 2019.  The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions and the trading price of our common stock.  The Program may be extended, modified, suspended or discontinued at any time.  We expect to fund the Program with existing cash on hand, cash generated from operations, and/or borrowings under our revolving lines of credit.  A reduction in, or the completion or expiration of, our Program could have a negative effect on our stock price.  We can provide no assurance that we will repurchase our common stock at favorable prices, or at all.

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

Our Company is subject to numerous laws and regulatory matters relating to the conduct of our business.  In addition, certain jurisdictions have taken a particularly aggressive stance with respect to certain matters and have stepped up enforcement, including fines and other sanctions.   Such laws and regulatory matters include:

•	The Telephone Consumer Protection Act (TCPA) provisions that regulate telemarketing, auto-dialed and pre-recorded calls as well as text messages and unsolicited faxes;

•	Labor and employment laws that govern employment matters such as minimum wage, exempt employment status, overtime, family leave mandates and workplace safety regulations;
•	Securities and exchange laws and regulations;
•	New or changing laws relating to cybersecurity, privacy, cashless payments and consumer credit, protection and fraud;
•	New or changing laws and regulations concerning product safety or truth in advertising;
•	The Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas;
•	New or changing federal and state immigration laws and regulations;
•	The Patient Protection and Affordable Care Act provisions;
•	New or changing environmental regulations, including measures related to climate change and greenhouse gas emissions; and
•	New or changing laws relating to state and local taxation and licensing, including sales and use tax laws, withholding taxes and property taxes.

Our operations will continue to be subject to federal, state and local governmental regulation.  Uncertainty with respect to the U.S. presidential administration and Congress and potential changes that may be made in laws, regulations and policies could exacerbate the risks above.  Changes in domestic policy, including significant changes in tax, trade, healthcare and other laws and regulations could affect our operations.  For example, tax proposals may include changes, which could, if implemented, have an adverse or a beneficial impact on our operations, including a "border adjustment tax" or new import tariffs, which could adversely affect us because we sell imported products.  Proposals to modify or repeal the Patient Protection and Affordable Care Act, if implemented, may also affect us.  Unknown matters, new laws and regulations or stricter interpretations of existing laws or regulations may affect our business or operations in the future and could lead to government enforcement and resulting litigation by private litigants.  Increasing regulations could expose us to a challenging enforcement environment or to third-party liability (such as monetary recoveries and recoveries of attorney's fees) and could have a material adverse effect on our business and results of operations.

Our corporate legal department monitors regulatory activity and is active in notifying and updating applicable departments and personnel on pertinent matters and legislation.  Our Human Resources (HR) Department leads compliance training programs to ensure our field managers are kept abreast of HR-related regulatory activity that affects their areas of responsibility.  We believe that we are in substantial compliance with applicable environmental and other laws and regulations, and although no assurances can be given, we do not foresee the need for any significant expenditures in this area in the near future.

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

We sell products, particularly athletic equipment, which entails an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant claims if the purchase of a defective product from any of our stores causes injury or death. Our merchandise could be subject to a product recall which could reflect negatively on our business reputation. We cannot be assured that product liability claims will not be asserted against us in the future. Any claims made may create adverse publicity that would have a material adverse effect on our business, reputation, financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.     Properties.

We currently lease all of our existing 1,079 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand.  Our leases typically provide for terms of five to ten years with options on our part to extend.  Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated.  We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re-evaluate store locations.  See "Risk Factors."

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area.  Historically, we have not experienced any significant difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores.  We do not anticipate any such difficulties into Fiscal 2019.  Based primarily on our belief that we maintain good relations with our landlords, that most of our leases are at approximate market rents and that generally we have been able to secure leases for suitable locations, we believe our lease strategy will not be detrimental to our business, financial condition or results of operations.

We own our corporate office building and our wholesale and logistics facility.  We believe our wholesale and logistics facility is suitable and adequate to support our operations for many years.  See "Risk Factors."

Store Locations

As of February 3, 2018, we operated 1,079 stores in 35 contiguous states.  Of these stores, 211 are located in enclosed malls, 27 are free-standing and 841 are located in strip-shopping centers, which are frequently near a Wal-Mart store.  The following shows the number of locations by state as of February 3, 2018:

Alabama	93	Kentucky	56	Oklahoma	40
Arizona	9	Louisiana	61	Pennsylvania	9
Arkansas	42	Maryland	5	South Carolina	42
California	6	Minnesota	2	South Dakota	4
Colorado	6	Mississippi	66	Tennessee	67
Delaware	1	Missouri	33	Texas	109
Florida	65	Nebraska	10	Utah	4
Georgia	103	New Jersey	3	Virginia	22
Illinois	30	New Mexico	15	West Virginia	9
Indiana	22	New York	3	Wisconsin	8
Iowa	18	North Carolina	61	Wyoming	2
Kansas	24	Ohio	29	TOTAL	1,079

As of March 23, 2018, we operated 1,068 stores in 35 states.

Item 3.     Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  At February 3, 2018 and January 28, 2017, we estimated that the liability related to these matters was approximately $0.5 million and $0.1 million, respectively, and accordingly, we accrued $0.5 million and $0.1 million, respectively, as a current liability in our consolidated balance sheets.

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

Fiscal 2018:	High	Low
First Quarter ended April 29, 2017	$33.70	$25.90
Second Quarter ended July 29, 2017	$25.70	$15.25
Third Quarter ended October 28, 2017	$15.60	$13.40
Fourth Quarter ended February 3, 2018	$24.95	$12.80

Fiscal 2017:	High	Low
First Quarter ended April 30, 2016	$36.37	$32.07
Second Quarter ended July 30, 2016	$36.67	$34.92
Third Quarter ended October 29, 2016	$41.63	$33.64
Fourth Quarter ended January 28, 2017	$45.80	$32.70

On March 23, 2018, the last reported sale price for our common stock as quoted by NASDAQ was $22.20 per share.  As of March 23, 2018, we had 12 stockholders of record.

The graph below matches Hibbett Sports, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Retail Trade index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 1/31/2013 to 1/31/2018.

	1/13	1/14	1/15	1/16	1/17	1/18
Hibbett Sports, Inc.	100.00	113.96	89.33	61.07	62.67	42.92
NASDAQ Composite	100.00	133.35	152.66	153.70	187.33	249.85
NASDAQ Retail Trade	100.00	127.83	143.03	175.90	212.73	315.35

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Issuer Repurchases of Equity Securities

The following table presents our stock repurchase activity for the fourteen weeks ended February 3, 2018  (1):
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
October 29, 2017 to November 25, 2017	452,633	$13.36	452,633	$207,368
November 26, 2017 to December 30, 2017	124,263	$20.43	124,200	$204,830
December 31, 2017 to February 3, 2018	34,700	$21.28	34,700	$204,092
Total	611,596	$15.25	611,533	$204,092

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

(In thousands, except per share amounts)
	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Statement of Operations Data:
Net sales	$968,219	$972,960	$943,104	$913,486	$851,965
Cost of goods sold	655,502	634,364	610,389	586,702	542,700
Gross margin	312,717	338,596	332,715	326,784	309,265
Store operating, selling and administrative expenses	231,832	222,785	203,673	192,648	181,527
Depreciation and amortization	24,207	19,047	17,038	15,990	13,847
Operating income	56,678	96,764	112,004	118,146	113,891
Interest expense, net	231	268	292	293	188
Income before provision for income taxes	56,447	96,496	111,712	117,853	113,703
Provision for income taxes	21,417	35,421	41,184	44,269	42,826
Net income	$35,030	$61,075	$70,528	$73,584	$70,877

Basic earnings per share	$1.72	$2.75	$2.95	$2.90	$2.74
Diluted earnings per share	$1.71	$2.72	$2.92	$2.87	$2.70
Basic weighted average shares outstanding	20,347	22,240	23,947	25,369	25,870
Diluted weighted average shares outstanding	20,450	22,427	24,129	25,620	26,266

   Note:  No dividends have been declared or paid.

(In thousands, except Other Data amd Selected Store Data)
	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Other Data:
Net sales (decrease) increase	-0.5%	3.2%	3.2%	7.2%	4.1%
Comparable store sales	-3.8%	0.2%	-0.4%	2.9%	1.8%
Gross margin (as a % to net sales)	32.3%	34.8%	35.3%	35.8%	36.3%
Store operating, selling and administrative expenses (as a % to net sales)	23.9%	22.9%	21.6%	21.1%	21.3%
Depreciation and amortization (as a % to net sales)	2.5%	2.0%	1.8%	1.8%	1.6%
Provision for income taxes (as a % to net sales)	2.2%	3.6%	4.4%	4.8%	5.0%
Net income (as a % to net sales)	3.6%	6.3%	7.5%	8.1%	8.3%

Balance Sheet Data:
Cash and cash equivalents	$73,544	$38,958	$32,274	$88,397	$66,227
Average inventory per store	$235	$260	$271	$243	$244
Working capital	$231,207	$242,192	$225,178	$253,373	$232,235
Total assets	$461,846	$458,854	$442,372	$452,397	$416,345
Long-term capital lease obligations	$2,522	$2,857	$3,149	$3,029	$2,889
Stockholders' investment	$319,596	$334,040	$310,846	$324,781	$304,023
Treasury shares repurchased	2,843	1,236	2,236	1,206	366
Cost of treasury shares purchased	$54,506	$43,058	$91,332	$60,971	$20,095

Selected Store Data:
Stores open at beginning of period	1,078	1,044	988	927	873
New stores opened	44	65	71	80	72
Stores closed	(43)	(31)	(15)	(19)	(18)
Stores open at end of period	1,079	1,078	1,044	988	927

Stores expanded during the period	11	8	16	9	14
Estimated square footage at end of period	6,140	6,141	5,974	5,649	5,331

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with Item 6, "Selected Consolidated Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this report.  This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  See "Cautionary Statement Regarding Forward-Looking Statements" and Part I, Item 1A. "Risk Factors."

General Overview

Hibbett Sports, Inc. is a leading athletic-inspired fashion retailer primarily located in small and mid-sized communities across the country.  Founded in 1945, Hibbett stores have a rich history of convenient locations, personalized customer service and access to coveted footwear, apparel and equipment from top brands like Nike, Under Armour and Adidas.  Consumers can browse styles, find new releases or shop looks by visiting their nearest store or by visiting www.Hibbett.com.  Follow us @HibbettSports.  We became a public company in October 1996.  As of February 3, 2018, we operated a total of 1,079 retail stores in 35 states composed of 1,060 Hibbett Sports stores and 19 Sports Additions athletic shoe stores.

The Hibbett Sports store is our primary retail format and is an approximately 5,000 square foot store located primarily in strip centers which are usually near a major chain retailer such as a Wal-Mart store.  Our Hibbett Sports store base consisted of 841 stores located in strip centers, 27 free-standing stores and 211 enclosed mall locations as of February 3, 2018.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year.  The consolidated statements of operations for Fiscal 2018 included 53 weeks of operations while the consolidated statements of operations for Fiscal 2017 and Fiscal 2016 included 52 weeks of operations.  Fiscal 2019 will include 52 weeks of operations.

Executive Summary

Following is a highlight of our financial results over the last three fiscal years:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
	(53 weeks)	(52 weeks)	(52 weeks)
Net sales (in millions)	$968.2	$973.0	$943.1
Operating income, percentage to net sales	5.9%	10.0%	11.9%
Comparable store sales	-3.8%	0.2%	-0.4%
Net income (in millions)	$35.0	$61.1	$70.5
Net income, percentage (decrease) increase	-42.6%	-13.4%	-4.2%
Diluted earnings per share	$1.71	$2.72	$2.92

During Fiscal 2018, Hibbett opened 44 new stores and closed 43 underperforming stores, bringing the store base to 1,079 in 35 states as of February 3, 2018.  Inventory on a per store basis at February decreased by 9.9% compared to the prior fiscal year.  Hibbett ended Fiscal 2018 with $73.5 million of available cash and cash equivalents on the consolidated balance sheet and full availability under its $60.0 million unsecured credit facilities.

Due to the 53rd week in Fiscal 2018, each quarter in Fiscal 2019 starts one week later than the same quarter in Fiscal 2018.  The charts below present comparable store sales and net sales for Fiscal 2018 as originally reported and as adjusted to represent the same 13-week period as the Fiscal 2019 quarters:

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Comparable store sales increase (originally reported)	-4.9%	-11.7%	-1.3%	1.6%	-3.8%
Comparable store sales increase (adjusted for week shift)	-4.8%	-11.0%	0.3%	1.0%	-3.6%
Impact of week shift	0.1%	0.7%	1.6%	-0.6%	0.2%

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales (originally reported)	$275.7	$188.0	$237.8	$266.7	$968.2
Net sales (adjusted for week shift)	$275.2	$206.0	$220.6	$265.8	$967.6
Impact of week shift	$(0.5)	$18.0	$(17.2)	$(0.9)	$(0.6)

For Fiscal 2018, total company-wide square footage was flat.  Our plan for Fiscal 2019 is to decrease total company-wide square footage by approximately 2.0% as we continue to optimize our store base and maximize return on invested capital.  To supplement new store openings, we continue to expand high performing stores, increasing the square footage in 11 existing stores in Fiscal 2018 for an average increase in square footage of 33.0%.

In Fiscal 2018, comparable store sales decreased 3.8%, although footwear experienced a low-single digit comparable store sales gain.  For Fiscal 2019, comparable store sales are expected to be in the range of -1.0% to 2.0%.  We expect overall gross margin rate to increase from 70 to 100 basis points, driven by improvement in merchandise margin as a result of an improved inventory position.  Logistics expenses are expected to increase slightly as a percentage of net sales due to increased fulfillment costs, while store occupancy expenses are expected to be relatively flat as a percentage of net sales.

We expect operating, selling and administrative expenses to increase as a percentage of net sales in Fiscal 2019.  This is primarily due to increased operational and marketing costs associated with our e-commerce business, investments made in our people and omni-channel initiative, and higher compensation costs associated with more normalized incentive compensation.  We believe these expenses will help us grow and will strengthen our competitive position for the long term.  We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, to enable capital expenditures including technology upgrade projects and to repurchase our common stock under our stock repurchase program.

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year, and e-commerce sales.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store sales base until it has been open a full 12 months.

Recent Accounting Pronouncements

See Note 2 of Item 8 of this Annual Report on Form 10-K for the fiscal year ended February 3, 2018, for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.7	65.2	64.7
Gross margin	32.3	34.8	35.3

Store operating, selling and administrative expenses	23.9	22.9	21.6
Depreciation and amortization	2.5	2.0	1.8
Operating income	5.9	10.0	11.9

Interest (expense) income, net	-	-	-
Income before provision for income taxes	5.8	9.9	11.9

Provision for income taxes	2.2	3.6	4.4
Net income	3.6%	6.3%	7.5%

Note:  Columns may not sum due to rounding.

Fiscal 2018 Compared to Fiscal 2017

Net sales.  Net sales decreased $4.8 million, or 0.5%, to $968.2 million for Fiscal 2018 from $973.0 million for Fiscal 2017.  Furthermore:

•
We opened 44 Hibbett Sports stores while closing 43 underperforming Hibbett Sports stores for net addition of 1 store in Fiscal 2018.  Stores not in the comparable store net sales calculation accounted for $53.4 million of net sales.  We expanded 11 high performing stores.

•	Comparable store net sales for Fiscal 2018 decreased 3.8% compared to Fiscal 2017.

During Fiscal 2018, 968 stores were included in the comparable store sales comparison.  Comparable store net sales were driven by gains in footwear, offset by declines in apparel and equipment.  Significant increases were achieved in basketball and lifestyle footwear, while accessories, socks, hydration, college apparel, women's activewear and performance running footwear experienced significant declines.  In Fiscal 2018, we saw an increase in average ticket and a slight decrease in items per transaction.

Gross margin.  Cost of goods sold includes the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight.  Gross margin was $312.7 million, or 32.3% of net sales, in Fiscal 2018, compared with $338.6 million, or 34.8% of net sales, in Fiscal 2017.  Furthermore:

•
Merchandise gross margin decreased 258 basis points as a percentage of net sales due to promotional markdowns, the introduction of e-commerce sales and a one-time charge of approximately $0.9 million to establish a reserve against the inventory of our Team business.

•
Wholesale and logistics expense increased eight basis points as a percentage of net sales due to increased data processing costs associated with our omni-channel initiative and increased transportation costs.

•	Store occupancy expense decreased 17 basis points as a percentage of net sales mainly due to savings realized in utility costs resulting from cost savings initiatives.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $231.8 million, or 23.9% of net sales, for Fiscal 2018, compared with $222.8 million, or 22.9% of net sales, for Fiscal 2017.  Furthermore:

•	Total salary and benefit costs increased 67 basis points as a percentage of net sales due to de-leverage associated with lower comparable store sales and hiring to support our e-commerce business.
•
Expenses associated with our omni-channel initiative increased 82 basis points as a percentage of net sales due to the launch of our e-commerce business and on-going operational and marketing costs to support the e-commerce business.

•	Overall expenses decreased 32 basis points due to a $3.1 million one-time gain resulting from the sale of the Company's Team Division.
•	Credit card fees decreased 21 basis points mainly due to the implementation of EMV chip technology in our stores.
•
We expect overall store operating, selling and administrative expenses to increase as a percentage of net sales in Fiscal 2019 due to continued investments related to our omni-channel initiative, operational and marketing costs associated with our e-commerce business, and higher compensation costs to remain competitive in the marketplace.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.5% of net sales in Fiscal 2018 and 2.0% of net sales in Fiscal 2017.  In Fiscal 2018, depreciation expense increased due to the addition of new stores and the capitalization of omni-channel and other IT investments.  We expect depreciation expense to be relatively flat as a percentage of net sales in Fiscal 2019.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.9% for Fiscal 2018 and 36.7% for Fiscal 2017.  The increase in rate was primarily due to an accounting standards change (ASU 2016-09) for stock-based compensation. This new accounting standard stipulates that the income tax effect of fluctuations in the value of stock-based awards between the grant date and vesting date are to be recorded directly to income tax expense. In the past, this effect was recorded directly to equity. This change primarily affects the first quarter due to timing of stock-based awards. For Fiscal 2019, we expect our federal effective income tax rate to decline mainly due to the Tax Cuts and Jobs Act, which lowered our federal income tax rate from 35% to 21%.  We do not expect major changes in our state and local income tax rates.

Fiscal 2017 Compared to Fiscal 2016

Net sales.  Net sales increased $29.9 million, or 3.2%, to $973.0 million for Fiscal 2017 from $943.1 million for Fiscal 2016.  Furthermore:

•
We opened 65 Hibbett Sports stores while closing 31 underperforming Hibbett Sports stores for net addition of 34 stores in Fiscal 2017.  Stores not in the comparable store net sales calculation accounted for $28.1 million of the increase in net sales.  We expanded eight high performing stores.

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

Gross margin.  Cost of goods sold includes the cost of merchandise, occupancy costs for stores and occupancy and operating costs for our wholesale and logistics facility.  Gross margin was $338.6 million, or 34.8% of net sales, in Fiscal 2017, compared with $332.7 million, or 35.3% of net sales, in Fiscal 2016.  Furthermore:

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

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)	(52 weeks)	(52 weeks)
Net cash provided by operating activities	$111,926	$78,675	$58,479
Net cash used in investing activities	(22,900)	(29,409)	(24,677)
Net cash used in financing activities	(54,440)	(42,582)	(89,925)
Net increase (decrease) in cash and cash equivalents	$34,586	$6,684	$(56,123)

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

Net cash provided by operating activities was $111.9 million for Fiscal 2018 compared with net cash provided by operating activities of $78.7 million and $58.5 million in Fiscal 2017 and Fiscal 2016, respectively.  The increase in net cash provided by operating activities for Fiscal 2018 compared to Fiscal 2017 and Fiscal 2016 was impacted by the following:

•	Net income provided cash of $35.0 million, $61.1 million and $70.5 million during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.
•
Ending inventory per store declined 9.9% and 4.0% at February 3, 2018 and January 28, 2017, respectively, compared to the prior year.  Fiscal 2018 and Fiscal 2017 inventory declined on a per store basis mainly due to vendor returns, cancellations and markdowns taken to liquidate excess.  The change in inventory provided cash of $27.5 million and $2.4 million during Fiscal 2018 and Fiscal 2017, respectively, and used cash of $42.7 million during Fiscal 2016.

•
The change in accounts payable provided cash of $16.4 million in Fiscal 2018, used cash of $11.4 million in Fiscal 2017 and provided cash of $4.0 million in Fiscal 2016.  The increase in Fiscal 2018 and decrease in Fiscal 2017 resulted mainly from the timing of receipts prior to our peak selling seasons.

•
Non-cash charges included depreciation and amortization expense of $24.2 million, $19.0 million and $17.0 million during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, and stock-based compensation expense of $3.9 million, $4.6 million and $5.2 million during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.  Stock-based compensation in Fiscal 2017 was affected by a higher than historical forfeiture of restricted stock and performance-based awards.  Fluctuations in stock-based compensation generally result from the achievement of performance-based equity awards at greater or lesser than their granted level, fluctuations in the price of our common stock and levels of forfeitures in any given period.  Depreciation expense has increased in each fiscal year due to investments in facilities and information technology systems, but is expected to be relatively flat in Fiscal 2019.

Investing Activities.

Cash used in investing activities in Fiscal 2018, Fiscal 2017 and Fiscal 2016 totaled $22.9 million, $29.4 million and $24.7 million, respectively.  Gross capital expenditures used $23.1 million, $29.7 million and $25.1 million during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.  Capital expenditures in all periods primarily consisted of new stores, relocations, remodels and expansions of existing stores and IT projects.

We opened 44 new stores, expanded 11 existing stores and relocated and/or remodeled six additional existing stores during Fiscal 2018.  We opened 65 new stores, expanded eight existing stores and relocated and/or remodeled two additional existing stores during Fiscal 2017.  We opened 71 new stores, expanded 16 existing stores and relocated and/or remodeled three additional existing stores during Fiscal 2016.

We estimate the cash outlay for capital expenditures in the fiscal year ending February 2, 2019 will be approximately $20.0 million to $25.0 million, which relates to expenditures for:

•	Continued enhancements to our omni-channel capability;
•	Information system infrastructure, projects, upgrades and security (including our new mobile app);
•	The opening of new stores, the remodeling, relocation or expansion of selected existing stores; and
•	Other departmental needs.

Of the total budgeted dollars for capital expenditures for Fiscal 2019, we anticipate that approximately 39% will be related to information technology, consisting primarily of expenditures for projects, infrastructure and various system enhancements, upgrades and security.  Approximately 36% will be related to the opening new stores, store expansions and relocations and store remodels.  The remaining 25% relates primarily to specific department expenditures and includes facility upgrades, transportation equipment, automobiles, fixtures and security equipment for our stores.

Financing Activities.

Net cash used in financing activities was $54.4 million, $42.6 million and $89.9 million in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.  The financing activity cash fluctuation between years is primarily the result of repurchases of our common stock.  We expended $54.5 million, $43.1 million and $91.3 million on repurchases of our common stock during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively, which included cash used to settle net share equity awards of $0.7 million, $0.9 million and $2.1 million during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

Financing activities also consisted of proceeds from stock option exercises and employee stock plan purchases.  As stock options are exercised and shares are purchased through our employee stock purchase plan, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At February 3, 2018, we had two unsecured revolving credit facilities that allow borrowings up to $30.0 million each, and which renew in March 2018 and April 2018.  The facilities do not require a commitment or agency fee nor are there any covenant restrictions.  We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of February 3, 2018, we did not have any debt outstanding under either of these facilities.

Subsequent to February 3, 2018, we renewed one of our $30.0 million facilities which allows for borrowings up to $30.0 million at a rate agreed upon between lender and borrower at the time loan is made.  The renewal was effective March 22, 2018 and will expire on April 30, 2019.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sports, Inc. at February 3, 2018 (in thousands):

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations (1)	663	1,240	724	558	3,185
Interest on capital lease obligations (1)	227	325	173	38	763
Operating lease obligations (1)	59,596	92,561	51,665	36,124	239,946
Purchase obligations (2)	7,877	2,641	283	-	10,801
Other liabilities (3)	524	-	-	2,516	3,040
Total	$68,887	$96,767	$52,845	$39,236	$257,735

(1)	See "Part II, Item 8, Consolidated Financial Statements Note 6 – Leases."

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

Off-Balance Sheet Arrangements

We have not provided any financial guarantees through February 3, 2018.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

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

Revenue Recognition.  We recognize revenue in accordance with the Accounting Standards Codification (ASC) Topic 605, Revenue Recognition.  Sales are recorded net of returns and discounts and exclude sales taxes. We recognize retail store revenue at the point of sale when the customer takes possession of the merchandise.  We recognize ship-to-home revenue when the order ships.  Shipping and handling costs billed to customers are included in net sales.

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

Customer Loyalty Program:  We offer a customer loyalty program, the Hibbett Rewards program, whereby customers, upon registration, can earn points that convert to reward certificates at defined thresholds.  Reward certificates can be redeemed in our stores or online.  An estimate of the obligation related to the program, based on historical certificate redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  At February 3, 2018 and January 28, 2017, the amount recorded in other accrued expenses on our consolidated balance sheet for reward certificates issued was not material.

Gift Cards:  Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded in accounts payable on our consolidated balance sheet.

The net deferred revenue liability for gift cards, customer orders and layaways at February 3, 2018 and January 28, 2017 was $6.2 million and $5.8 million, respectively, recognized in accounts payable on our consolidated balance sheet.  Income from unredeemed gift cards is recognized on our consolidated statements of operations as a reduction to store operating, selling and administrative expenses when the likelihood of redemption becomes remote.  We have determined the likelihood of redemption is remote when redemptions are equal to or less than five percent of the remaining balances of gift cards aged by activation year.  Gift card breakage was not material in Fiscal 2018, Fiscal 2017 or Fiscal 2016.

Inventories.  Inventories are valued using the lower of weighted average cost or net realizable value method.  Items are removed from inventory using the weighted average cost method.

Lower of Cost and Net Realizable Value:  We regularly review inventories to determine if the carrying value exceeds net realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost and net realizable value accrual based on historical trends and specific identification.  As of February 3, 2018 and January 28, 2017, the accrual was $5.2 million and $5.5 million, respectively.  The accrual as of February 3, 2018, includes $0.9 million related to liquidation of our Team operations.  A determination of net realizable value requires significant judgment.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Physical inventory counts are performed on a cyclical basis.  As of February 3, 2018 and January 28, 2017, the accrual was $1.4 million and $1.3 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 57.9%, 57.0% and 57.5% of our purchases for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.  Our second largest vendor, adidas, represented 11.0% 5.5% and 4.2% of our purchases for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.  Our third largest vendor, Under Armour, represented 10.8%, 16.4% and 15.9% of our purchases for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

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

We use a combination of third-party insurance and self-insurance for a number of risks including workers' compensation, general liability, property liability and employee-related health benefits, a portion of which is paid by our employees.  The estimates and accrual for the liabilities associated with these risks are regularly evaluated for adequacy based on the most current available information, including historical claims experience and expected future claim costs.

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

Stock-based compensation is expensed over the service period of the awards.  Performance-based awards are expensed based on the probability of achievement of the underlying target, which is estimated and adjusted as financial results dictate during the performance period.  The Black-Scholes valuation model requires the input of assumptions and estimates which are regularly evaluated and updated when applicable.  These include estimating the length of time vested stock options will be retained before being exercised (expected term), the estimated volatility of our common stock price over the expected term and the risk-free interest rate based on the annual continuously compounded risk-free rate with a term equal to the option's expected term.  In addition, prior to Fiscal 2018 and the adoption of Accounting Standard Update 2016-09 – Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, we estimated the number of awards that will ultimately not complete their vesting requirements (forfeitures).

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

Leases.  We lease all our stores and certain transportation equipment.  We evaluate each lease at inception to determine whether the lease will be accounted for as an operating or capital lease.  The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.  The majority of our stores are operating leases.

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

Interest Rate Risk

Our net exposure to interest rate risk results primarily from interest rate fluctuations on our credit facilities, which bears interest at a rate which varies with LIBOR, prime or federal funds rates.  At the end of Fiscal 2018 and Fiscal 2017, we had no borrowings outstanding under any credit facility.

There were seven days during the 53 weeks ended February 3, 2018, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $4.1 million and $4.9 million, respectively, and an average interest rate of 2.78%.

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

Item 8.     Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of our Company are included in response to this item:

• Report of Independent Registered Public Accounting Firm
• Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017
• Consolidated Statements of Operations for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016
• Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016
• Consolidated Statements of Stockholders' Investment for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016
• Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
 Hibbett Sports, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Hibbett Sports, Inc. and subsidiaries (the Company) as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, stockholders' investment, and cash flows for each of the fiscal years in the three-year period ended February 3, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
KPMG LLP
We have served as the Company's auditor since 2002.
Birmingham, Alabama
 March 30, 2018

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

ASSETS	February 3, 2018	January 28, 2017
Current Assets:
Cash and cash equivalents	$73,544	$38,958
Receivables, net	6,599	8,902
Inventories, net	253,201	280,701
Prepaid expenses and other	13,430	9,703
Total current assets	346,774	338,264

Property and Equipment:
Land and buildings	28,588	28,396
Buildings under capital lease	3,652	3,652
Equipment	93,163	84,332
Equipment under capital lease	1,702	1,407
Furniture and fixtures	34,892	35,170
Leasehold improvements	91,218	87,159
Construction in progress	4,795	7,300
	258,010	247,416
Less accumulated depreciation and amortization	148,312	135,782
Net property and equipment	109,698	111,634

Deferred income taxes, net	2,176	5,285
Other assets, net	3,198	3,671
Total Assets	$461,846	$458,854

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$93,435	$77,046
Capital lease obligations	663	595
Accrued payroll expenses	10,424	8,268
Deferred rent	5,909	5,050
Other accrued expenses	5,136	5,113
Total current liabilities	115,567	96,072

Capital lease obligations	2,522	2,857
Deferred rent	20,291	21,664
Unrecognized tax benefits	1,294	1,401
Other liabilities	2,576	2,820
Total liabilities	142,250	124,814

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,862,929 and 38,739,079 shares issued at February 3, 2018 and January 28, 2017, respectively	389	387
Paid-in capital	180,536	174,719
Retained earnings	731,901	697,658
Treasury stock, at cost, 19,910,291 and 17,067,482 shares repurchased at February 3, 2018 and January 28, 2017, respectively	(593,230)	(538,724)
Total stockholders' investment	319,596	334,040
Total Liabilities and Stockholders' Investment	$461,846	$458,854

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share information)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	$968,219	$972,960	$943,104
Cost of goods sold	655,502	634,364	610,389
Gross profit	312,717	338,596	332,715

Store operating, selling and administrative expenses	231,832	222,785	203,673
Depreciation and amortization	24,207	19,047	17,038
Operating income	56,678	96,764	112,004

Interest income	39	24	31
Interest expense	(270)	(292)	(323)
Interest expense, net	(231)	(268)	(292)
Income before provision for income taxes	56,447	96,496	111,712

Provision for income taxes	21,417	35,421	41,184
Net income	$35,030	$61,075	$70,528

Basic earnings per share	$1.72	$2.75	$2.95
Diluted earnings per share	$1.71	$2.72	$2.92

Weighted average shares outstanding:
Basic	20,347	22,240	23,947
Diluted	20,450	22,427	24,129

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share information)

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)	(52 weeks)	(52 weeks)
Cash Flows From Operating Activities:
Net income	$35,030	$61,075	$70,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,207	19,047	17,038
Deferred income taxes and unrecognized income tax benefit, net	3,488	1,418	1,285
Excess tax benefit from stock option exercises	-	(99)	(900)
Loss (gain) on disposal and write-down of assets, net	597	238	(156)
Stock-based compensation	3,880	4,592	5,198
Changes in operating assets and liabilities:
Receivables, net	2,303	(1,826)	501
Inventories, net	27,500	2,398	(42,691)
Prepaid expenses and other	(3,074)	(1,712)	2,186
Other assets	185	351	(443)
Accounts payable	16,389	(11,410)	4,017
Deferred rent	(514)	3,623	3,228
Accrued expenses and other	1,935	980	(1,312)
Net cash provided by operating activities	111,926	78,675	58,479

Cash Flows From Investing Activities:
Capital expenditures	(23,081)	(29,733)	(25,147)
Proceeds from sale of property and equipment	288	154	298
Other	(107)	170	172
Net cash used in investing activities	(22,900)	(29,409)	(24,677)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(53,794)	(42,115)	(89,212)
Net payments on capital lease obligations	(601)	(485)	(346)
Excess tax benefit from stock option exercises	-	99	900
Cash used to settle net share equity awards	(712)	(943)	(2,120)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	667	862	853
Net cash used in financing activities	(54,440)	(42,582)	(89,925)

Net increase (decrease) in cash and cash equivalents	34,586	6,684	(56,123)
Cash and cash equivalents, beginning of year	38,958	32,274	88,397
Cash and cash equivalents, end of year	$73,544	$38,958	$32,274

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$261	$285	$308
Income taxes, net of refunds	$15,104	$35,057	$42,500

Supplemental Schedule of Non-Cash Financing Activities:
Property and equipment additions under capital leases	$352	$342	$508

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
(in thousands, except share information)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance-January 31, 2015	38,466	$385	$162,675	$566,055	13,596	$(404,334)	$324,781
Net income	-	-	-	70,528	-	-	70,528
Issuance of shares through the Company's equity plans	162	1	1,753	-	-	-	1,754
Adjustment to income tax benefit from exercises of employee stock options	-	-	(83)	-	-	-	(83)
Purchase of shares under the stock repurchase program	-	-	-	-	2,193	(89,212)	(89,212)
Settlement of net share equity awards	-	-	-	-	43	(2,120)	(2,120)
Stock-based compensation	-	-	5,198	-	-	-	5,198
Balance-January 30, 2016	38,628	386	169,543	636,583	15,832	(495,666)	310,846
Net income	-	-	-	61,075	-	-	61,075
Issuance of shares through the Company's equity plans	111	1	960	-	-	-	961
Adjustment to income tax benefit from exercises of employee stock options	-	-	(376)	-	-	-	(376)
Purchase of shares under the stock repurchase program	-	-	-	-	1,209	(42,115)	(42,115)
Settlement of net share equity awards	-	-	-	-	26	(943)	(943)
Stock-based compensation	-	-	4,592	-	-	-	4,592
Balance-January 28, 2017	38,739	387	174,719	697,658	17,067	(538,724)	334,040
Net income	-	-	-	35,030	-	-	35,030
Issuance of shares through the Company's equity plans	124	2	665	-	-	-	667
Adjustment for adoption of accounting standard	-	-	1,272	(787)	-	-	485
Purchase of shares under the stock repurchase program	-	-	-	-	2,818	(53,794)	(53,794)
Settlement of net share equity awards	-	-	-	-	25	(712)	(712)
Stock-based compensation	-	-	3,880	-	-	-	3,880
Balance-February 3, 2018	38,863	$389	$180,536	$731,901	19,910	$(593,230)	$319,596

See accompanying notes to consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett Sports, Inc. is a leading athletic-inspired fashion retailer primarily located in small and mid-sized communities across the country.  References to "we," "our," "us" and the "Company" refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.  Our fiscal year ends on the Saturday closest to January 31 of each year.  The consolidated statements of operations for Fiscal 2018 include 53 weeks of operations while Fiscal 2017 and Fiscal 2016 include 52 weeks of operations.  Our merchandise assortment features a core selection of brand name merchandise emphasizing athletic footwear, athletic and fashion apparel, team sports equipment and related accessories.  We complement this core assortment with a selection of localized footwear, apparel and accessories designed to appeal to a wide range of customers within each market.

Principles of Consolidation

The consolidated financial statements of our Company include its accounts and the accounts of all wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Occasionally, certain reclassifications are made to conform previously reported data to the current presentation.  Such reclassifications have no impact on total assets, total liabilities, net income or stockholders' investment in any of the years presented.

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

Customers

No customer accounted for more than 5.0% of our net sales during the fiscal years ended February 3, 2018, January 28, 2017 or January 30, 2016.

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

Marketing

We expense marketing costs when incurred.  We participate in various marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred.  A receivable for cooperative marketing to be reimbursed is recorded as a decrease to expense as advertisements are run.

The following table presents the components of our marketing expense (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)	(52 weeks)	(52 weeks)
Gross advertising costs	$13,356	$10,382	$9,983
Advertising reimbursements	(3,010)	(3,319)	(2,949)
Net advertising costs	$10,346	$7,063	$7,034

Cost of Goods Sold

We include merchandise costs, store occupancy costs, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight in cost of goods sold.  Costs associated with moving merchandise to and between stores are included in store operating, selling and administrative expenses.

Stock Repurchase Program

In November 2015, the Board of Directors authorized a Stock Repurchase Program (2015 Program) of $300.0 million to repurchase our common stock through February 2, 2019.  The 2015 Program replaced an existing plan that was adopted in November 2012 (2012 Program).  Stock repurchases may be made in the open market or in negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.

Under the 2015 Program, we repurchased 2.8 million shares of our common stock during Fiscal 2018 at a cost of $54.5 million, including 24,432 shares acquired from holders of restricted stock to satisfy tax withholding requirements of $0.7 million.  Under the 2015 Program, we repurchased 1.2 million shares of our common stock during Fiscal 2017 at a cost of $43.1 million, including 25,993 shares acquired from holders of restricted stock to satisfy tax withholding requirements of $0.9 million.

Historically, under all stock repurchase authorizations, we have repurchased a total of 19.9 million shares of our common stock at an approximate cost of $593.2 million as of February 3, 2018, and had approximately $204.1 million remaining under the 2015 Program for stock repurchases.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  We are exposed to credit risk in the event of default by our financial institutions where we maintain deposits to the extent the amount recorded on the consolidated balance sheet exceeds the FDIC insurance limits per institution.  Amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at February 3, 2018 and January 28, 2017 were $3.9 million and $3.7 million, respectively.

Investments

We hold certain trading securities as investments in trust for the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) and the Hibbett Sports, Inc. Executive Voluntary Deferral Plan (Deferral Plan).  At February 3, 2018, we had $2.9 million of investments of which $0.5 million was included in prepaid expenses and other and $2.4 million was included in other assets, net.  At January 28, 2017, we had $2.7 million of investments of which $0.1 million was included in prepaid expenses and other and $2.6 million was included in other assets, net.  Net unrealized holding gains for Fiscal 2018 and Fiscal 2017 was $0.3 million and $0.1 million, respectively.

Receivables

Receivables consist primarily of tenant allowances due from landlords and cooperative marketing and other amounts due from vendors.  We analyze receivables for collectability based on aging of individual components, underlying contractual terms and economic conditions.  Recorded amounts are deemed to be collectible.

Inventories

Inventories are valued using the lower of weighted average cost or net realizable value method.  Items are removed from inventory using the weighted average cost method.

Lower of Cost and Net Realizable Value:  We regularly review inventories to determine if the carrying value exceeds net realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost and net realizable value accrual based on historical trends and specific identification.  As of February 3, 2018 and January 28, 2017, the accrual was $5.2 million and $5.5 million, respectively.  The accrual as of February 3, 2018, includes $0.9 million related to liquidation of our Team operations.  A determination of net realizable value requires significant judgment.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Physical inventory counts are performed on a cyclical basis.  As of February 3, 2018 and January 28, 2017, the accrual was $1.4 million and $1.3 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 57.9%, 57.0% and 57.5% of our purchases for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.  Our second largest vendor, Adidas, represented 11.0% 5.5% and 4.2% of our purchases for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.  Our third largest vendor, Under Armour, represented 10.8%, 16.4% and 15.9% of our purchases for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

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

Construction in progress has historically been comprised primarily of property and equipment related to unopened stores and amounts associated with technology upgrades at period-end.  At February 3, 2018, approximately 84.0% of the construction in progress balance was comprised of costs associated with information technology capital projects, including our new mobile app.  The remaining balance consisted of costs associated with our retail stores and logistics facility.

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

In our consolidated statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The liability for the current portion of unamortized landlord allowances was $5.1 million and $4.6 million at February 3, 2018 and January 28, 2017, respectively.  The liability for the long-term portion of unamortized landlord allowances was $15.1 million and $16.4 million at February 3, 2018 and January 28, 2017, respectively.  We estimate the non-cash portion of landlord allowances was $1.2 million and $1.4 million at February 3, 2018 and January 28, 2017, respectively.

Revenue Recognition

We recognize revenue in accordance with the Accounting Standards Codification (ASC) Topic 605, Revenue Recognition.  Sales are recorded net of returns and discounts and exclude sales taxes. We recognize retail store revenue at the point of sale when the customer takes possession of the merchandise.  We recognize ship-to-home revenue when the order ships.  Shipping and handling costs billed to customers are included in net sales.

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

Customer Loyalty Program:  We offer a customer loyalty program, the Hibbett Rewards program, whereby customers, upon registration, can earn points that convert to reward certificates at defined thresholds.  Reward certificates can be redeemed in our stores or online.  An estimate of the obligation related to the program, based on historical certificate redemption rates, is recorded as a current liability and a reduction of net retail sales in the period earned by the customer.  At February 3, 2018 and January 28, 2017, the amount recorded in other accrued expenses on our consolidated balance sheet for reward certificates issued was not material.

Gift Cards:  Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded in accounts payable on our consolidated balance sheet.

The net deferred revenue liability for gift cards, customer orders and layaways at February 3, 2018 and January 28, 2017 was $6.2 million and $5.8 million, respectively, recognized in accounts payable on our consolidated balance sheet.  Income from unredeemed gift cards is recognized on our consolidated statements of operations as a reduction to store operating, selling and administrative expenses when the likelihood of redemption becomes remote.  We have determined the likelihood of redemption is remote when redemptions are equal to or less than five percent of the remaining balances of gift cards aged by activation year.  Gift card breakage was not material in Fiscal 2018, Fiscal 2017 or Fiscal 2016.

Store Opening and Closing Costs

New store opening costs, including pre-opening costs, are charged to expense as incurred.  Store opening costs primarily include payroll expenses, training costs and straight-line rent expenses.  All pre-opening costs are included in store operating, selling and administrative expenses as a part of operating expenses.

We consider individual store closings to be a normal part of operations and regularly review store performance against expectations.  Costs associated with store closings are recognized at the time of closing or when a liability has been incurred.  These costs were not significant in Fiscal 2018, Fiscal 2017 or Fiscal 2016.

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

Insurance Accrual

We are self-insured for a significant portion of our health insurance.  Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims experience.  The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions.  To minimize our potential exposure, we carry stop-loss insurance that reimburses us for losses over $0.2 million per covered person per year.  As of February 3, 2018 and January 28, 2017, the accrual for these liabilities was $0.4 million and $0.6 million, respectively, and was included in other accrued expenses in the consolidated balance sheets.

We are also self-insured for our workers' compensation, property and general liability insurance up to an established deductible with a cumulative stop-loss on workers' compensation.  As of February 3, 2018 and January 28, 2017, the accrual for these liabilities (which is not discounted) was $0.7 million and was included in other accrued expenses in the consolidated balance sheets.

Sales Returns

Net sales returns were $43.8 million for Fiscal 2018, $37.8 million for Fiscal 2017 and $34.8 million for Fiscal 2016.  The accrual for the effect of estimated returns was $0.5 million and $0.4 million as of February 3, 2018 and January 28, 2017, respectively, and was included in other accrued expenses in the consolidated balance sheets.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

Standards that were adopted

In the first quarter of the current fiscal year (Fiscal 2018), we adopted Accounting Standard Update (ASU) 2016-09 – Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting.   Excess income tax benefits and tax deficiencies related to share-based payments are now recognized within income tax expense in the statement of income, rather than within additional paid-in capital on the balance sheet.  The impact to our results of operations related to ASU 2016-09 in Fiscal 2018 was an increase in the provision for income taxes of $0.7 million.  The future impact on our results of operations will depend in part on the market prices of our common stock on the dates there are taxable events related to equity awards.  We elected to account for forfeitures of share-based awards as they occur rather than estimate expected forfeitures, with the change being applied on a modified retrospective basis that resulted in a cumulative effect reduction to retained earnings of $0.8 million as of January 28, 2017.

In July 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-11, Inventory – Simplifying the Measurement of Inventory, which requires all inventory, other than inventory measured at last-in, first out (LIFO) or the retail inventory method, to be measured at the lower of cost and net realizable value.  This ASU was effective for fiscal years beginning after December 15, 2016.  The adoption of ASU 2015-11 did not have any impact on our consolidated financial statements.

Standards that are not yet adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  This ASU updates accounting guidance on revenue recognition.  In August 2015, the FASB provided a one-year deferral of the effective date for annual and interim reporting periods beginning after December 15, 2017.  We have completed a scoping analysis of the standard and have identified the revenue streams that will be affected by ASU 2014-09.  The adoption of ASU 2014-09 will result in newly designed processes and internal controls related to:

•	gift card breakage which will be recognized in proportion to the customer redemption pattern as opposed to when redemption of the gift card is deemed remote;
•	the stand-alone benefit received by customers through the Hibbett Rewards customer loyalty program recorded as a separate performance obligation; and
•	gross rather than net recognition of our liability for net sales returns.

We will adopt this ASU on the first day of Fiscal 2019 using the modified retrospective method with a cumulative adjustment to retained earnings.  Adoption of the standard will not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 – Leases, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements.  The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.  We expect to adopt ASU 2016-02 in our fiscal year beginning February 3, 2019 (Fiscal 2020), using the modified retrospective transition approach.  Our lease accounting software has been upgraded with ASU 2016-02 functionality.

While we continue to assess the effect of adoption of ASU 2016-02 and the available practical expedients, we anticipate its implementation will result in recognition of approximately $155.0 million to $185.0 million in net ROU assets and approximately $180.0 million to $210.0 million in lease liabilities.  We do not expect a significant change in our leasing strategy between now and adoption.

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations.  As of February 3, 2018, there were no other new pronouncements, interpretations or staff positions that had or were expected to have a significant impact on our operations.

NOTE 3.  STOCK-BASED COMPENSATION

At February 3, 2018, we had four stock-based compensation plans:

(a)
The 2015 Equity Incentive Plan (EIP) provides that the Board of Directors (Board) may grant equity awards to certain employees of the Company at its discretion.  The EIP was adopted effective July 1, 2015 and authorizes grants of equity awards of up to 1,000,000 authorized but unissued shares of common stock.  At February 3, 2018, there were 711,073 shares available for grant under the EIP.

(b)
The 2015 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 300,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  The ESPP was adopted effective July 1, 2015.  At February 3, 2018, there were 254,795 shares available for purchase under the ESPP.

(c)
The 2015 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options.  The Deferred Plan was adopted effective July 1, 2015 and authorizes grants up to 150,000 authorized but unissued shares of common stock.  At February 3, 2018, there were 135,353 shares available for grant under the Deferred Plan.

(d)
The 2012 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors.  The DEP was adopted effective May 24, 2012 and authorizes grants of equity awards of up to 500,000 authorized but unissued shares of common stock.  At February 3, 2018, there were 306,701 shares available for grant under the DEP.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of February 3, 2018, we had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based units (PSUs) to our employees.  The annual grants made for Fiscal 2018, Fiscal 2017 and Fiscal 2016 to employees consisted solely of RSUs.  We have also awarded PSUs to our Named Executive Officers (NEOs) and expect the Compensation Committee of the Board will continue to grant PSUs to our NEOs in the future.

As of February 3, 2018, we had only granted awards in the form of stock, stock options and deferred stock units (DSUs) to our Board members.  Under the DEP, Board members currently receive an annual value of $75,000 worth of equity in the form of stock options or RSUs upon election to the Board and a value of $100,000 worth of equity in any form allowed within the DEP, for each full year of service, pro-rated for Directors who serve less than one full year.  The Chairman of the Board receives an annual value of $150,000 of equity in any form allowed within the DEP.

The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Under the DEP, Directors have the option with certain equity forms to set vesting dates.  Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.  All of our awards are classified as equity awards.

The compensation cost for these plans was as follows (in thousands):
	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)	(52 weeks)	(52 weeks)
Stock-based compensation expense by type:
Stock options	$224	$384	$391
Restricted stock units	3,536	4,010	4,632
Employee stock purchases	96	104	105
Director deferred compensation	24	94	70
Total stock-based compensation expense	3,880	4,592	5,198
Income tax benefit recognized	1,363	1,655	1,895
Stock-based compensation expense, net of income tax	$2,517	$2,937	$3,303

Stock-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses.  There is no capitalized stock-based compensation cost.

The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock unit awards vested during the period.  The actual income tax benefit realized for the deductions considered on our income tax returns for Fiscal 2018, Fiscal 2017 and Fiscal 2016 was from option exercises and restricted stock unit releases and totaled $0.9 million, $1.2 million and $2.5 million, respectively.

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

Following is the weighted average fair value of each option granted during Fiscal 2018.  The fair value was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for each period:

	Quarter Ended
	April 29, 2017	October 28, 2017		February 3, 2018
Grant date	Mar 14	Sep 16	Sep 30	Dec 31
Exercise price	$29.75	$13.85	$14.25	$20.40
Weighted average fair value at date of grant	$8.47	$4.20	$4.09	$6.37
Expected option life (years)	4.46	4.46	3.98	3.98
Expected volatility	30.24%	33.27%	33.38%	36.18%
Risk-free interest rate	1.99%	1.73%	1.76%	2.08%
Dividend yield	None	None	None	None

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

Activity for our option plans during Fiscal 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000's)
Options outstanding at January 28, 2017	263,604	$37.47	5.11	$963
Granted	41,549	22.08
Exercised	(13,763)	20.44
Forfeited, cancelled or expired	(3,240)	26.89
Options outstanding at February 3, 2018	288,150	$36.15	5.12	$324

Exercisable at February 3, 2018	269,573	$37.72	4.81	$161

The weighted average grant-date fair value of options granted during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $6.42, $10.56 and $16.63, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $0.2 million, $0.4 million and $0.4 million, respectively, before the recognized income tax benefit of $0.1 million each year.

The total intrinsic value of stock options exercised during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $0.1 million, $0.6 million and $0.2 million, respectively.  The total cash received from these stock option exercises during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $0.3 million, $0.4 million and $0.4 million, respectively.  For Fiscal 2018, with the adoption of ASU 2016-09, excess income tax proceeds from stock option exercises are no longer applicable.  For Fiscal 2017 and Fiscal 2016, excess income tax proceeds from stock option exercises are included in cash flows from financing activities as required by ASC Topic 230, Statement of Cash Flows.  As of February 3, 2018, there was approximately $42,000 of total unamortized unrecognized compensation cost related to stock options.  This cost is expected to be recognized over a weighted average period of 0.6 years.

Restricted Stock and Performance-Based Units

RSUs and PSUs are granted with a fair value equal to the closing market price of our common stock on the date of grant.  All PSUs have been awarded in the form of restricted stock units.  Compensation expense is recorded straight-line over the vesting period and, in the case of PSUs, at the estimated percentage of achievement.  Restricted stock unit awards to our employees generally cliff vest in four years from the date of grant for those awards that are not performance-based.  If a Director chooses to receive their annual equity award in stock and he or she defers the vesting date, then the form of stock is a DSU.  PSUs provide for awards based on achievement of certain predetermined corporate performance goals and cliff vest in three to five years from the date of grant after achievement of stated performance criterion and upon meeting stated service conditions.

The following table summarizes the restricted stock unit awards activity under all of our plans during Fiscal 2018:

	RSUs		PSUs		Totals
	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted stock unit awards outstanding at January 28, 2017	299,368	$46.68	95,475	$44.71	394,843	$46.20
Granted	111,790	29.75	54,900	29.30	166,690	29.60
PSU adjustment (1)	-	-	(9,380)	45.30	(9,380)	45.30
Vested	(72,449)	50.91	(8,625)	54.73	(81,074)	51.31
Forfeited, cancelled or expired	(25,098)	41.27	-	-	(25,098)	41.27
Restricted stock unit awards outstanding at February 3, 2018	313,611	$40.10	132,370	$37.55	445,981	$39.34

    (1) PSU adjustment represents the net RSUs awarded to our NEOs above and below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant.  One goal was achieved at 50% and another goal was achieved at 80% for all performance equity awards released in Fiscal 2018; therefore, the adjustment was negative.

The weighted average grant date fair value of our RSUs granted was $29.60, $35.12 and $50.48 for Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.  There were 166,690, 163,643 and 111,705 RSUs awarded during Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.  The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $3.5 million, $4.0 million and $4.6 million, respectively, before the recognized income tax benefit of $1.3 million, $1.5 million and $1.7 million, respectively.

During Fiscal 2018, RSU awards of 81,074 unit awards, including 8,625 awards that were PSUs, vested with an intrinsic value of $2.4 million.  The total intrinsic value of our RSU awards outstanding and unvested at February 3, 2018, January 28, 2017 and January 30, 2016 was $9.9 million, $12.9 million and $10.9 million, respectively.  As of February 3, 2018, there was approximately $5.2 million of total unamortized unrecognized compensation cost related to RSU awards.  This cost is expected to be recognized over a weighted average period of 2.3 years.

Employee Stock Purchase Plan

The Company's ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employee purchases of common stock and the average price per share through the ESPP were as follows:

Fiscal Year Ended	Shares Purchased	Average Price Per Share
February 3, 2018	23,555	$16.36
January 28, 2017	14,890	$28.48
January 30, 2016	12,251	$33.40

The assumptions used in the option pricing model were as follows:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Weighted average fair value at date of grant	$4.06	$6.98	$9.48
Expected life (years)	0.25	0.25	0.25
Expected volatility	30.2% - 36.2%	30.1% - 32.0%	32.0% - 36.2%
Risk-free interest rate	1.19% - 2.48%	0.37% - 0.68%	0.02% - 0.09%
Dividend yield	None	None	None

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of ASC Topic 718 as it relates to accounting for certain employee stock purchase plans with a look-back option.  The compensation expense included in store operating, selling and administrative expenses and recognized during each of Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $0.1 million.

Director Deferred Compensation

Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their Board and Board Committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into stock units are calculated and expensed each calendar quarter by taking total fees earned during the calendar quarter and dividing by the closing price of our common stock on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, Board and Board Committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  A total of 1,195, 2,542 and 1,812 stock units were deferred under this plan in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.  One director has elected to defer compensation into stock units in calendar 2018.

The compensation expense included in store operating, selling and administrative expenses and recognized during Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $24,000, $94,000 and $70,000, respectively, before the recognized income tax benefit of $9,000, $35,000 and $26,000, respectively.

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

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)	(52 weeks)	(52 weeks)
Net income	$35,030	$61,075	$70,528

Weighted average number of common shares outstanding	20,347	22,240	23,947
Dilutive stock options	5	40	35
Dilutive restricted stock units	98	147	147
Weighted average number of common shares outstanding and dilutive shares	20,450	22,427	24,129

Basic earnings per share	$1.72	$2.75	$2.95
Diluted earnings per share	$1.71	$2.72	$2.92

In calculating diluted earnings per share for Fiscal 2018, 235,232 options to purchase shares of common stock outstanding as of the end of the period were excluded in the computations of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for Fiscal 2017, 104,091 options to purchase shares of common stock outstanding as of the end of the period were excluded in the computations of diluted earnings per share due to their anti-dilutive effect.  In calculating diluted earnings per share for Fiscal 2016, 120,206 options to purchase shares of common stock outstanding as of the end of the period were excluded in the computations of diluted earnings per share due to their anti-dilutive effect.

We excluded 50,100 nonvested stock awards granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to performance-based annual vesting conditions which had not been achieved by the end of Fiscal 2018.  Assuming the performance criteria had been achieved at target as of February 3, 2018, the incremental dilutive impact would have been 50,100 shares.

NOTE 5.  DEBT

At February 3, 2018, we had two unsecured credit facilities, which are renewable in March and April 2018.  The March facility allows for borrowings up to $30.0 million with an interest rate agreed upon between lender and borrower at the time loan is made.  The April facility allows for borrowings up to $30.0 million at a rate of one month LIBOR plus 2.5%.  Under the provisions of both facilities, we do not pay commitment fees and are not subject to covenant requirements.  There were seven days during the 53 weeks ended February 3, 2018, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $4.1 million and $4.9 million, respectively, and an average interest rate of 2.78%.  At February 3, 2018, a total of $60.0 million was available to us from these facilities.

Subsequent to February 3, 2018, we renewed one of our $30.0 million facilities which allows for borrowings up to $30.0 million at a rate agreed upon between lender and borrower at the time loan is made.  The renewal was effective March 22, 2018 and will expire on April 30, 2019.

At January 28, 2017, we had two unsecured credit facilities, which were renewable in August and November 2017.  The August facility allowed for borrowings up to $30.0 million with an interest rate at one month LIBOR plus 2.0%.  The November facility allowed for borrowings up to $50.0 million at a rate of prime plus 2%.  Under the provisions of both facilities, we did not pay commitment fees and were not subject to covenant requirements.  There were 19 days during the fifty-two weeks ended January 28, 2017, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $6.6 million and $11.8 million, respectively, and an average interest rate of 2.50%.  At January 28, 2017, a total of $80.0 million was available to us from these facilities.

NOTE 6.  LEASES

We have entered into capital leases for certain property and transportation equipment.  At February 3, 2018, total capital lease obligations were $3.2 million, of which $0.7 million was classified as a short-term liability and included in capital lease obligations and $2.5 million was classified as a long-term liability and included in capital lease obligations in our consolidated balance sheet.  At January 28, 2017, total capital lease obligations were $3.5 million, of which $0.6 million was classified as a short-term liability and included in capital lease obligations and $2.9 million was classified as a long-term liability and included in capital lease obligations in our consolidated balance sheet.  The cost basis of total assets under capital leases at February 3, 2018 and January 28, 2017 was $5.4 million and $5.1 million, respectively, with accumulated amortization at February 3, 2018 and January 28, 2017 of $2.7 million and $2.1 million, respectively.  Amortization expense related to assets under capital leases was $0.6 million, $0.6 million and $0.5 million in Fiscal 2018, Fiscal 2017 and Fiscal 2016, respectively.

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

During Fiscal 2018, we opened 44 new stores and increased our lease commitments by a net of 1 store.  Of the 44 new stores, the initial lease termination dates were between October 2022 and January 2025.  At February 3, 2018, the future minimum lease payments under capital leases and the present value of such payments, and the future minimum lease payments under our operating leases, excluding maintenance, insurance and real estate taxes, were as follows (in thousands):

	Capital	Operating	Total
Fiscal 2019	$889	$59,596	$60,485
Fiscal 2020	863	51,259	52,122
Fiscal 2021	702	41,302	42,004
Fiscal 2022	460	30,558	31,018
Fiscal 2023	438	21,107	21,545
Thereafter	596	36,124	36,720
Total minimum lease payments	3,948	239,946	243,894
Less amount representing interest	763	-	763
Present value of total minimum lease payments	$3,185	$239,946	$243,131

Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)	(52 weeks)	(52 weeks)
Minimum rentals	$54,337	$54,910	$52,538
Contingent rentals	4,931	4,744	4,434
	$59,268	$59,654	$56,972

NOTE 7.  DEFINED CONTRIBUTION BENEFIT PLANS

We maintain the Hibbett Sports, Inc. 401(k) Plan (401(k) Plan) for the benefit of our employees.  The 401(k) Plan covers all employees who have completed one year of service.  Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law.  These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the 401(k) Plan.  Effective Fiscal 2016, the Board adopted the Safe Harbor provisions for our 401(k) Plan.  For Fiscal 2018, Fiscal 2017 and Fiscal 2016, we matched 100% of the first 3% of eligible compensation and 50% of the next 3% of eligible compensation for a total possible match of 4.5% of the first 6% of eligible compensation.  Contribution expense incurred under the 401(k) Plan for Fiscal 2018, Fiscal 2017 and Fiscal 2016 was $1.4 million, $1.4 million and $1.0 million, respectively.

We maintain the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under the 401(k) Plan was limited because of certain restrictions applicable to qualified plans.  The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation.  Historically, participants received an employer matching contribution equal to $0.75 for each dollar of compensation deferred, subject to a maximum of 4.5% of compensation and subject to Board discretion.  The matching contribution under the Supplemental Plan was set by the Board to equal no more than $0.75 for each dollar of compensation deferred under both the 401(k) Plan and the Supplemental Plan up to 6.0% of compensation.  Effective Fiscal 2016, with the adoption of the Safe Harbor provisions under our 401(k) Plan, contributions to the Supplemental Plan are no longer subject to matching provisions.  There was no contribution expense incurred under the Supplemental Plan for Fiscal 2018 and Fiscal 2017.  Contribution expense incurred under the Supplemental Plan for Fiscal 2016 was $19,000.  The Supplemental Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

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

NOTE 8.  RELATED-PARTY TRANSACTIONS

The Company leases one store under a lease arrangement with AL Florence Realty Holdings 2010, LLC, a wholly-owned subsidiary of Books-A-Million, Inc., (BAMM).  One of our Directors, Terrance G. Finley is an executive officer of BAMM.  Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 2022.  In Fiscal 2018, Fiscal 2017 and Fiscal 2016, minimum lease payments were $0.1 million.  Minimum lease payments remaining under this lease at February 3, 2018 were $0.5 million.

NOTE 9.  INCOME TAXES

A summary of the components of the provision/(benefit) for income taxes is as follows (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)	(52 weeks)	(52 weeks)
Federal:
Current	$16,154	$31,007	$36,053
Deferred	3,257	1,359	1,188
	19,411	32,366	37,241
State:
Current	1,668	3,042	3,743
Deferred	338	13	200
	2,006	3,055	3,943
Provision for income taxes	$21,417	$35,421	$41,184

A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before provision for income taxes follows:

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)	(52 weeks)	(52 weeks)
Tax provision computed at the federal statutory rate	33.72%	35.00%	35.00%
Effect of state income taxes, net of federal benefits	2.50	2.22	2.40
Enactment of the Tax Cuts and Jobs Act	1.39	N/A	N/A
Other, net	(0.33)	(0.51)	(0.53)
	37.94%	36.71%	36.87%

With the enactment of the Tax Cuts and Jobs Act (the Act) on December 22, 2017, Fiscal 2018 financial results include a $0.8 million non-cash increase in income tax expense resulting from revaluing our net deferred tax assets to reflect the recently enacted 21.0% federal corporate tax rate effective January 1, 2018. These estimates are based on our initial analysis of the Act and may be adjusted in future periods as required. The Act has significant complexity, and implementation guidance from the Internal Revenue Service, clarifications of state tax law and the completion of our tax return filings could all impact these estimates. We do not believe potential adjustments in future periods would materially impact our financial condition or results of operations. The provisions of the Act related to foreign earnings do not impact our financial statements.

Deferred income taxes on the consolidated balance sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes.  The components of the deferred income taxes, net, are as follows (in thousands):

	February 3, 2018	January 28, 2017
	(53 weeks)	(52 weeks)
Deferred rent	$6,971	$10,298
Inventories	3,209	4,953
Accruals	3,616	5,709
Stock-based compensation	3,714	4,974
Other	49	150
Total deferred tax assets	17,559	26,084

Accumulated depreciation and amortization	(14,395)	(19,735)
Prepaid expenses	(644)	(836)
Accruals	(224)	-
State taxes	(120)	(228)
Total deferred tax liabilities	(15,383)	(20,799)
Deferred income taxes, net	$2,176	$5,285

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

A reconciliation of the unrecognized tax benefit, excluding estimated interest and penalties, under ASC Subtopic 740-10 follows (in thousands):

	Fiscal Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
	(53 weeks)	(52 weeks)	(52 weeks)
Unrecognized tax benefits - beginning of year	$1,267	$1,242	$1,339
Gross increases - tax positions in prior period	140	158	90
Gross decreases - tax positions in prior period	(7)	(26)	(39)
Gross increases - tax positions in current period	70	121	122
Settlements	-	-	-
Lapse of statute of limitations	(314)	(228)	(270)
Unrecognized tax benefits - end of year	$1,156	$1,267	$1,242

We classify interest and penalties recognized on unrecognized tax benefits as income tax expense.  We have accrued interest and penalties in the amount of $0.1 million as of February 3, 2018, January 28, 2017 and January 30, 2016, respectively.  During Fiscal 2018, Fiscal 2017 and Fiscal 2016, we recorded $4,000, $21,000 and ($5,000), respectively, for the accrual of interest and penalties in the consolidated statement of operations.

Of the unrecognized tax benefits as of February 3, 2018, January 28, 2017 and January 30, 2016, $1.0 million, $0.9 million and $0.9 million, respectively, if recognized, would affect our effective income tax rate.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Annual Bonuses and Equity Incentive Awards

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At February 3, 2018 and January 28, 2017, there was $1.9 million and $3.3 million, respectively, of annual bonus-related expense included in accrued payroll expenses.

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

Legal Proceedings and Other Contingencies

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  At February 3, 2018 and January 28, 2017, we estimated that the liability related to these matters was approximately $0.5 million and $0.1 million, respectively, and accordingly, we accrued $0.5 million and $0.1 million, respectively, as a current liability in our consolidated balance sheets.

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

NOTE 11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated financial data for the quarters indicated (dollar amounts in thousands, except per share amounts):

	Fiscal Year Ended February 3, 2018
	First	Second	Third	Fourth
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
Net sales	$275,688	$187,958	$237,834	$266,738
Gross profit	$98,218	$54,408	$76,113	$83,977
Operating income	$34,168	$(5,162)	$11,787	$15,884
Net income	$20,910	$(3,176)	$7,564	$9,733

Basic earnings per share	$0.98	$(0.15)	$0.37	$0.51
Diluted earnings per share	$0.97	$(0.15)	$0.37	$0.51

	Fiscal Year Ended January 28, 2017
	(each 13 weeks)
	First	Second	Third	Fourth
Net sales	$282,092	$206,933	$237,006	$246,929
Gross profit	$105,002	$68,257	$83,825	$81,512
Operating income	$44,342	$10,118	$23,173	$19,132
Net income	$27,906	$6,510	$14,604	$12,055

Basic earnings per share	$1.23	$0.29	$0.66	$0.55
Diluted earnings per share	$1.22	$0.29	$0.66	$0.54

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

The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	February 3, 2018			January 28, 2017
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$463	$-	$-	$79	$-	$-
Long-term investments	2,418	-	-	2,666	-	-
Total investments	$2,881	$-	$-	$2,745	$-	$-

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

As of February 3, 2018, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of February 3, 2018.

(b)  Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2018, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of February 3, 2018.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on the Company's internal control over financial reporting as of February 3, 2018 included in Item 8 herein.

(c)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

 With the exception of the information incorporated by reference from our Proxy Statement for the 2018 Annual Meeting of Stockholders (2018 Proxy Statement) in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2018 Proxy Statement is not to be deemed filed as a part of this Form 10-K.

Item 10.   Directors, Executive Officers and Corporate Governance.

The following information required by this item is incorporated by reference from the 2018 Proxy Statement, which will be filed on or around April 30, 2018:
•   Information regarding our directors is found under the heading "The Board of Directors."
•   Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is found under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."
•   Information regarding the Company's Audit Committee financial expert(s) is found under the heading "Committees of the Board of Directors - Audit Committee - Audit Committee Financial Experts."
•   Information regarding the members of the Audit Committee is found under the heading "Committees of the Board of Directors - Audit Committee."

We have adopted a Code of Business Conduct and Ethics (Code) for all Company employees, including our Named Executive Officers as determined for our 2018 Proxy Statement.  We have also adopted a set of Corporate Governance Guidelines (Guidelines) and charters for all of our Board Committees, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for senior executive and financial officers as well as any change or amendments to our Guidelines or committee charters by posting such information on our website.  The Code, Guidelines and charters are posted on our website, www.hibbett.com under "Investor Relations."

The information concerning our executive officers required by this item is included in Part I of this Form 10-K under the heading "Our Executive Officers."  Each of our executive officers is elected annually.

Item 11.   Executive Compensation.

The following information required by this item is incorporated by reference from the 2018 Proxy Statement:

•   Information regarding executive compensation is found under the headings "Compensation Discussion and Analysis" and "Annual Compensation of Executive Officers."
•   Information regarding the report of the Compensation Committee on executive compensation is found under the heading "Compensation Committee Report."
•   Information regarding Compensation Committee interlocks is found under the heading "Compensation Committee Interlocks and Insider Participation."
•   Information regarding director compensation is found under the heading "Compensation of Non-Employee Directors."

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding the stock ownership of directors, executive officers and five percent beneficial owners is found under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2018 Proxy Statement and is incorporated by reference.

The information required by this item regarding equity securities of the Company that are authorized for issuance under its equity compensation plans is as follows:

Equity Compensation Plan Information (1)

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	735,648	$36.18	1,407,922
Equity compensation plans not approved by security holders	-	-	-
TOTAL	735,648	$36.18	1,407,922

(1)	Information presented as of February 3, 2018.
(2)
Includes 313,611 RSUs and 132,370 PSUs that may be awarded if specified targets and/or service periods are met.  It also includes 1,517 DSUs.  The weighted average exercise price of outstanding options does not include these awards.

(3)
Includes 254,795 shares remaining under our ESPP and 135,353 shares remaining under our Deferred Plan without consideration of shares subject to purchase in the purchasing period ending March 31, 2018.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information regarding related party transactions and director independence required by this item is found under the headings "Related Person Transactions" and "Our Board of Directors and Corporate Governance Matters - Director Independence" in the 2018 Proxy Statement and is incorporated by reference.

Item 14.   Principal Accounting Fees and Services.

The information regarding principal accountant fees and services required by this item is found under the headings "Audit Matters - Fees Paid to KPMG LLP" and "Audit Matters - Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm" in the 2018 Proxy Statement and is incorporated by reference.
PART IV

Item 15.   Exhibits and Consolidated Financial Statement Schedules.

(a)	Documents filed as part of this report:

	1.	Financial Statements.	Page

The following Consolidated Financial Statements and Supplementary Data of the Company and Independent Registered Public Accounting Firm's Report on such Consolidated Financial Statements are included in Part II, Item 8 of this report:

		Report of Independent Registered Public Accounting Firm	36
		Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017	37
		Consolidated Statements of Operations for the fiscal years ended February 3, 2018, January 28, 2017 and, January 30, 2016	38
		Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2018, January 28, 2017 and, January 30, 2016	39
		Consolidated Statements of Stockholders' Investment for the fiscal years ended February 3, 2018, January 28, 2017 and, January 30, 2016	40
		Notes to Consolidated Financial Statements	41

2.	Financial Statement Schedules.

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

Number	Description	Page
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

10.4	Amended and Restated Demand Note incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2018.
10.5
Hibbett Sports, Inc. 2012 Non-Employee Director Equity Plan; incorporated by reference as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.

10.6
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

10.10
Amended and Restated Agreement of Lease between Hibbett Sporting Goods, Inc. and AL Florence Realty Holdings 2010, LLC, dated October 3, 2011; incorporated by reference as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2012.

10.11	Change in Control Severance Agreement; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008.
10.12
Executive Restricted Stock Unit Award Agreement; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008.

10.13
Hibbett Sports, Inc. 2015 Equity Incentive Plan; incorporated by reference as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 12, 2015.

10.14
Hibbett Sports, Inc. 2016 Executive Officer Cash Bonus Plan; incorporated by reference as Appendix A to the Registrant's Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 21, 2016.

10.15
Hibbett Sports, Inc. Executive Voluntary Deferral Plan; incorporated by reference as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009.

10.16
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

Number		Description	Page
	10.18
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
2) Hibbett Team Sales, Inc., an Alabama Corporation
3) Hibbett Digital Management, LLC, an Alabama Limited Liability Company
4) Gift Card Services, LLC., a Virginia Limited Liability Company
5) Hibbett Wholesale, Inc., an Alabama Corporation
6) Hibbett Holdings, LLC, an Alabama Limited Liability Company

		Consents of Experts and Counsel
	23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)	67

		Certifications
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)	68
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)	69
	32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	70
		Interactive Data Files

The following financial information from the Annual Report on Form 10-K for the fiscal year ended February 3, 2018, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Audited Consolidated Balance Sheets at February 3, 2018 and January 28, 2017; (ii) the Audited Consolidated Statements of Operations for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (iii) the Audited Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (vi) the Audited Statements of Stockholders' Investment for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016; (v) the Notes to Audited Consolidated Financial Statements.

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

HIBBETT SPORTS, INC.

Date: March 30, 2018	By:	/s/ Scott J. Bowman
Scott J. Bowman
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffry O. Rosenthal	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2018
Jeffry O. Rosenthal

/s/ Scott J. Bowman	Senior Vice President and Chief Financial Officer (Principal	March 30, 2018
Scott J. Bowman	Financial and Accounting Officer)

/s/ Michael J. Newsome	Chairman of the Board	March 30, 2018
Michael J. Newsome

/s/ Anthony F. Crudele	Lead Director	March 30, 2018
Anthony F. Crudele

/s/ Jane F. Aggers	Director	March 30, 2018
Jane F. Aggers

/s/ Karen S. Etzkorn	Director	March 30, 2018
Karen S. Etzkorn

/s/ Terrance G. Finley	Director	March 30, 2018
Terrance G. Finley

/s/ James A. Hilt	Director	March 30, 2018
James A. Hilt

/s/ Ralph T. Parks	Director	March 30, 2018
Ralph T. Parks

/s/ Alton E. Yother	Director	March 30, 2018
Alton E. Yother