Form 10-Q
period 2018-05-05
HIBBETT SPORTS INC
filed 2018-06-13
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ____________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of June 7, 2018, were 18,945,849 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	May 5, 2018	February 3, 2018
Current Assets:
Cash and cash equivalents	$115,827	$73,544
Inventories, net	229,109	253,201
Other current assets	18,840	20,029
Total current assets	363,776	346,774

Property and equipment	256,549	258,010
Less accumulated depreciation and amortization	149,417	148,312
Property and equipment, net	107,132	109,698

Other assets, net	4,341	5,374
Total Assets	$475,249	$461,846

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$83,406	$93,435
Accrued payroll expenses	7,286	10,424
Deferred rent	5,666	5,909
Short-term capital lease obligations	641	663
Other accrued expenses	10,254	5,136
Total current liabilities	107,253	115,567

Deferred rent	20,224	20,291
Other liabilities	6,089	6,392
Total liabilities	133,566	142,250

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,946,439 and 38,862,929 shares issued at May 5, 2018 and February 3, 2018, respectively	389	389
Paid-in capital	182,630	180,536
Retained earnings	752,765	731,901
Treasury stock, at cost; 19,950,590 and 19,910,291 shares repurchased at May 5, 2018 and February 3, 2018, respectively	(594,101)	(593,230)
Total stockholders' investment	341,683	319,596
Total Liabilities and Stockholders' Investment	$475,249	$461,846

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net sales	$274,707	$275,688
Cost of goods sold	177,934	177,470
Gross margin	96,773	98,218

Store operating, selling and administrative expenses	61,904	58,337
Depreciation and amortization	6,248	5,713
Operating income	28,621	34,168

Interest expense, net	57	66
Income before provision for income taxes	28,564	34,102

Provision for income taxes	7,055	13,192
Net income	$21,509	$20,910

Basic earnings per share	$1.13	$0.98
Diluted earnings per share	$1.12	$0.97

Weighted average shares outstanding:
Basic	18,970	21,316
Diluted	19,143	21,466

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Cash Flows From Operating Activities:
Net income	$21,509	$20,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,248	5,713
Stock-based compensation	1,736	1,703
Other non-cash adjustments to net income	161	96
Changes in operating assets and liabilities:
Inventories, net	25,087	31,342
Prepaid expenses and other	5,034	9,592
Accounts payable	(10,222)	(7,123)
Other assets and liabilities	(2,530)	4,637
Net cash provided by operating activities	47,023	66,870

Cash Flows From Investing Activities:
Capital expenditures	(4,095)	(7,796)
Other, net	28	(80)
Net cash used in investing activities	(4,067)	(7,876)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(455)	(21,636)
Net payments on capital lease obligations	(160)	(146)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	358	387
Other, net	(416)	(701)
Net cash used in financing activities	(673)	(22,096)

Net increase in cash and cash equivalents	42,283	36,898
Cash and cash equivalents, beginning of period	73,544	38,958
Cash and cash equivalents, end of period	$115,827	$75,856

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.            Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (including the condensed consolidated balance sheet as of February 3, 2018, which has been derived from audited financial statements) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  References to "we," "our," "us" and the "Company" refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed on March 30, 2018.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of May 5, 2018 and the results of our operations and cash flows for the periods presented.

There were no material changes in our significant accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the Securities and Exchange Commission on March 30, 2018, except as set forth below:

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers when control of the merchandise is transferred to our customer.  Sales are recorded net of expected returns at the time the customer takes possession of the merchandise.  Net sales exclude sales taxes because we are a pass-through conduit for collecting and remitting these taxes.

Retail Store Sales:  For merchandise sold in our stores, revenue is recognized at the point of sale when tender is accepted and the customer takes possession of the merchandise.

Digital Channel Sales:  For merchandise shipped to home, customer payment is received when the order ships.  Revenue is deferred until control passes to the customer at delivery.  Shipping and handling costs billed to customers are included in net sales.

Layaways:  We offer a retail store program giving customers the option of paying a down payment and placing merchandise on layaway.  The customer may make further payments in installments, but the full purchase price must be received by us within 30 days.  The payments are recorded as deferred revenue until the transaction is completed and the customer takes possession of the merchandise.

Customer Orders:  Customers may order merchandise available in other Hibbett retail store locations for pickup in the selling store at a later date.  Customers make a deposit with the remaining balance due at pickup.  These deposits are recorded as deferred revenue until the transaction is completed and the customer takes possession of the merchandise.

Hibbett Rewards Program:  We offer a customer loyalty rewards program.  Upon registration and in accordance with the terms of the program, customers earn points on retail store and online purchases.  Points convert into reward certificates at defined thresholds and may be redeemed in our retail stores or online.  The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns.  The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheet and was $1.5 million at May 5, 2018.

Gift Cards:  Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue.  At the time the cards are redeemed and the customer takes possession of the merchandise, revenue is recognized.  The liability is included in accounts payable on our unaudited condensed consolidated balance sheet and was $5.2 million at May 5, 2018.  Gift card breakage income is recognized in net sales in proportion to the redemption pattern of rights exercised by the customer and was not material in any period presented.

All deferred revenue is short-term in nature and is included in accounts payable on our unaudited condensed consolidated balance sheet.

The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price.  The liability is included in accounts payable on our unaudited condensed consolidated balance sheet.  We also recognize a return asset and a corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer.  This right to recover asset is included in net inventory on our unaudited condensed consolidated balance sheet at the former carrying value of the merchandise less any expected recovery costs which was $0.2 million at May 5, 2018.

    Revenues disaggregated by major product categories are as follows (in thousands):

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Footwear	$158,587	$157,570
Apparel	64,364	63,876
Equipment	51,756	54,242
Total	$274,707	$275,688

2.             Recent Accounting Pronouncements

Standards that were adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard related to revenue recognition.  Under ASU 2014-09, Revenue from Contracts with Customers (Topic 606), revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive for those goods or services.  The standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  On February 4, 2018, we adopted ASU 2014-09 using the modified retrospective transition method.  Results for reporting periods beginning after February 3, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

In preparation for implementation of the standard, we identified the revenue streams that would be affected.  We then designed and implemented processes and internal controls to appropriately recognize and present the associated financial information.  Based on these efforts, we determined that the adoption of ASU 2014-09 changes the recognition and presentation of:

•	The stand-alone benefit received by customers through the Hibbett Rewards customer loyalty program recorded as a separate performance obligation,
•	Gift card breakage income recognized in net sales in proportion to the customer redemption pattern, and
•	The liability for net sales returns recognized on a gross basis including a right to recover asset measured at the former carrying value of the inventory less any expected recovery costs.

We applied ASU 2014-09 only to contracts that were not completed prior to Fiscal 2019.  The cumulative effect of initially applying ASU 2014-09 was a $0.6 million decrease to the opening balance of retained earnings as of February 4, 2018.  We expect the adoption to be immaterial to our financial position, results of operations and cash flows on an ongoing basis.

The effect of the adoption of ASU 2014-09 on our unaudited condensed consolidated balance sheet as of May 5, 2018 was (in thousands):

	As Reported	ASU 2014-09 Effect (1)	Excluding ASU 2014-09 Effect
Inventories, net	$229,109	$(242)	$229,351
Other current assets	$18,840	$20	$18,820
Accounts payable	$83,406	$81	$83,325
Other accrued expenses	$10,254	$(140)	$10,394

(1)  Does not include the cumulative effect of initially adopting ASU 2014-09 to our consolidated balance sheet as adjusted as of February 4, 2018.

    The effect of the adoption of ASU 2014-09 on our unaudited condensed consolidated statement of operations for the quarter ended May 5, 2018 was (in thousands, except per share amounts):

	As Reported	ASU 2014-09 Effect	Excluding ASU 2014-09 Effect
Net sales	$274,707	$(178)	$274,885
Cost of goods sold	$177,934	$22	$177,912
Gross margin	$96,773	$(200)	$96,973
Store operating, selling and administrative expenses	$61,904	$(36)	$61,940
Income before provision for income taxes	$28,564	$(164)	$28,728
Provision for income taxes	$7,055	$(41)	$7,096
Net income	$21,509	$(123)	$21,632
Diluted earnings per share	$1.12	$(0.01)	$1.13

Standards that are not yet adopted

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

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations.  As of May 5, 2018, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.

3.            Fair Value of Financial Instruments

We utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of inputs used to measure fair value are as follows:

Level I – Quoted prices in active markets for identical assets or liabilities.
Level II – Observable inputs other than quoted prices included in Level I.
Level III – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of May 5, 2018 and February 3, 2018 (in thousands):

	May 5, 2018			February 3, 2018
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$463	$-	$-	$463	$-	$-
Long-term investments	2,421	-	-	2,418	-	-
Total investments	$2,884	$-	$-	$2,881	$-	$-

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.            Debt

At May 5, 2018, we had two unsecured credit facilities; one which allows for borrowings up to $30.0 million with an interest rate agreed upon between the lender and us at the time a loan is made and one which allows for borrowings up to $30.0 million with an interest rate at one month LIBOR plus 2.0%.  Both facilities expire in April 2019.  Under the provisions of both facilities, we do not pay commitment fees nor are we subject to covenant requirements.  At May 5, 2018, a total of $60.0 million was available to us from these facilities.

At February 3, 2018, we had two unsecured credit facilities, which were renewable in March and April 2018, respectively.  The March facility allowed for borrowings up to $30.0 million with an interest rate agreed upon between the lender and us at the time a loan is made.  The April facility allowed for borrowings up to $30.0 million at a rate of one month LIBOR plus 2.5%.  Under the provisions of both facilities, we did not pay commitment fees nor were we subject to covenant requirements.

We did not incur any borrowings against our credit facilities during the thirteen-week period ended May 5, 2018.  There were seven days during the 53 weeks ended February 3, 2018, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $4.1 million and $4.9 million, respectively, and an average interest rate of 2.78%.

5.            Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen weeks ended May 5, 2018 and April 29, 2017 were as follows (in thousands):

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Stock-based compensation expense by type:
Stock options	$160	$173
Restricted stock unit awards, including performance-based	1,524	1,491
Employee stock purchases	29	33
Director deferred compensation	23	6
Total stock-based compensation expense	1,736	1,703
Income tax benefit recognized	393	614
Stock-based compensation expense, net of income tax	$1,343	$1,089

In the thirteen weeks ended May 5, 2018 and April 29, 2017, we granted the following equity awards:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Stock options	19,994	20,372
Restricted stock unit awards	169,572	108,429
Performance-based restricted stock unit awards	44,700	54,900
Deferred stock units	979	201

At May 5, 2018, the total compensation costs related to nonvested restricted stock unit awards not yet recognized was $8.5 million and the weighted-average period over which such awards are expected to be recognized was 3.2 years.  The total compensation costs related to nonvested stock options to be recognized was $25,000 and the period over which the award is expected to be recognized was 0.4 years at May 5, 2018.

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), a total of 4,435 and 3,361 shares of our common stock were awarded during the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively, as part of the annual equity award to directors in the first quarter.  The weighted-average grant date fair value of stock options granted during the thirteen weeks ended May 5, 2018 and April 29, 2017 was $7.15 and $8.47 per share, respectively.

Our employee purchases of common stock, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Shares purchased	6,554	5,464
Average price per share	$17.34	$25.08
Weighted average fair value at grant date	$4.53	$5.60

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

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Weighted-average shares used in basic computations	18,970	21,316
Dilutive equity awards	173	150
Weighted-average shares used in diluted computations	19,143	21,466

For the thirteen weeks ended May 5, 2018, we excluded 225,534 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.  For the thirteen weeks ended April 29, 2017, we excluded 203,757 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We excluded 94,800 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by May 5, 2018.  Assuming the performance-criteria had been achieved as of May 5, 2018, the incremental dilutive impact would have been 51,795 shares.

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

During the thirteen weeks ended May 5, 2018, we repurchased 40,299 shares of our common stock at a cost of $0.9 million, including 18,765 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.4 million.  During the thirteen weeks ended April 29, 2017, we repurchased 748,134 shares of our common stock at a cost of $22.3 million, including 23,690 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.7 million.

As of May 5, 2018, we had approximately $203.6 million remaining under the Program for stock repurchases.

8.            Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At May 5, 2018, total capital lease obligations were $2.8 million, of which $0.6 million was included in short-term capital lease obligations and $2.2 million was included in other liabilities on our unaudited condensed consolidated balance sheet.  At February 3, 2018, total capital lease obligations were

$3.2 million, of which $0.7 million was included in short-term capital lease obligations and $2.5 million was included in other liabilities on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended May 5, 2018, we opened seven stores and closed 18 stores, thus decreasing our lease commitments by a net of 11 retail stores.  The stores we opened have initial lease termination dates between May 2023 and May 2028.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At May 5, 2018 and February 3, 2018, there was $1.2 million and $1.9 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  No material amounts were accrued at May 5, 2018 or February 3, 2018 pertaining to legal proceedings or other contingencies.

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

At May 5, 2018, we had a liability of $1.3 million associated with unrecognized tax benefits.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2015 or by most state taxing jurisdictions for years prior to Fiscal 2014.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Notice Regarding Forward-Looking Statements

This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "could," "expect," "intend," "may," "plan," "will," "estimate" or other similar expressions.  For example, our forward-looking statements include statements regarding:

•	our expectations concerning store growth, the remodeling, relocation or expansion of selected existing stores, and growth in our e-commerce business;
•	our expectations concerning cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our ability and plans to renew our revolving credit facilities;
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

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and prospects may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under "Risk Factors," "Business" and "Properties" in our Form 10-K for the fiscal year ended February 3, 2018 filed with the Securities and Exchange Commission on March 30, 2018.  You should also read such information in conjunction with our unaudited condensed financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

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

General Overview

Hibbett Sports, Inc. is a leading athletic-inspired fashion retailer primarily located in small and mid-sized communities across the country.  Founded in 1945, Hibbett stores have a history of convenient locations, personalized customer service and access to coveted footwear, apparel and equipment from top brands like Nike, Under Armour and Adidas.  Consumers can browse styles, find new releases or shop looks by visiting their nearest store or by visiting www.hibbett.com.  Follow us @HibbettSports.  We became a public company in October 1996.  As of May 5, 2018, we operated a total of 1,068 retail stores in 35 states composed of 1,050 Hibbett Sports stores and 18 Sports Additions athletic shoe stores.

The Hibbett Sports store is our primary retail format and is an approximately 5,000 square foot store located primarily in strip centers which are usually near a major chain retailer such as a Wal-Mart store.  Our Hibbett Sports store base consisted of 829 stores located in strip centers, 27 free-standing stores and 194 enclosed mall locations as of May 5, 2018.

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

Due to the 53rd week in Fiscal 2018, each quarter in Fiscal 2019 starts one week later than the same quarter in Fiscal 2018.  The charts below present comparable store sales and net sales for Fiscal 2018 as originally reported and as adjusted to represent the same thirteen-week period as the Fiscal 2019 quarters:

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Comparable store sales change (originally reported)	-4.9%	-11.7%	-1.3%	1.6%	-3.8%
Comparable store sales change (adjusted for week shift)	-4.8%	-11.0%	0.3%	1.0%	-3.6%
Impact of week shift	0.1%	0.7%	1.6%	-0.6%	0.2%

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales (originally reported)	$275.7	$188.0	$237.8	$266.7	$968.2
Net sales (adjusted for one week)	$275.2	$206.0	$220.6	$265.8	$967.6
Impact of week shift	$(0.5)	$18.0	$(17.2)	$(0.9)	$(0.6)

Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year, and e-commerce sales.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable store sales base until it has been open a full 12 months.  During the thirteen weeks ended May 5, 2018, we included 1,016 stores in comparable store sales.

Executive Summary

Net sales for the thirteen weeks ended May 5, 2018, decreased 0.4% to $274.7 million compared with $275.7 million for the thirteen weeks ended April 29, 2017.  This includes a $1.8 million reduction due to the sale of our Team Division in December 2017.  Comparable store sales decreased 0.3%, with strong performance in activewear offset by negative comparable store sales in other merchandise categories.  E-commerce sales accounted for 7.0% of total sales for the period.  Gross margin was 35.2% of net sales for the thirteen weeks ended May 5, 2018, compared with 35.6% for the thirteen weeks ended April 29, 2017.  The decline in the gross margin percentage was mainly due to increased sales of clearance merchandise and freight associated with e-commerce sales.  At the end of the first quarter of Fiscal 2019, aged inventory levels were significantly improved compared with the same period last year.

During the first quarter of Fiscal 2019, we opened seven new stores and closed 18 underperforming stores, bringing the store base to 1,068 in 35 states as of May 5, 2018.  In addition, we expanded four high-performing stores.  We ended the first quarter of Fiscal 2019 with $115.8 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 40,299 shares of our common stock for a total expenditure of $0.9 million during the thirteen weeks ended May 5, 2018.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our critical and significant accounting policies and estimates are described more fully in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, as filed on March 30, 2018.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements with the exception of the adoption of ASU 2014-09 as discussed in Notes 1 and 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended May 5, 2018.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended May 5, 2018, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Statements of Operations
Net sales decrease	-0.4%	-2.3%
Comparable store sales decrease	-0.3%[1]	-4.9%[2]
Gross margin (as a % to net sales)	35.2%	35.6%
Store operating, selling and administrative expenses (as a % to net sales)	22.5%	21.2%
Depreciation and amortization (as a % to net sales)	2.3%	2.1%
Provision for income taxes (as a % to net sales)	2.6%	4.8%
Net income (as a % to net sales)	7.8%	7.6%

Diluted earnings per share	$1.12	$0.97
Weighted-average dilutive shares (in thousands)	19,143	21,466

Balance Sheets
Ending cash and cash equivalents (in thousands)	$115,827	$75,856
Average inventory per store	$214,521	$230,461

Store Information
Beginning of period	1,079	1,078
New stores opened	7	13
Stores closed	(18)	(9)
End of period	1,068	1,082

Stores remodeled, expanded or relocated	5	5
Estimated square footage at end of period (in thousands)	6,094	6,158

Share Repurchase Activity
Shares purchased	40,299	748,134
Cost (in thousands)	$871	$22,337

1)  Represents the decrease in comparable store sales from the thirteen weeks ended May 5, 2018, to the thirteen weeks ended May 6, 2017.
2)  As originally reported for the first quarter ended April 29, 2017.  The comparable store sales decrease was 4.8% adjusted for the week shift due to the 53rd week in Fiscal 2018.

Thirteen Weeks Ended May 5, 2018 Compared to Thirteen Weeks Ended April 29, 2017

Net sales.  Net sales decreased $1.0 million, or 0.4%, to $274.7 million for the thirteen weeks ended May 5, 2018 from $275.7 million for the comparable period in the prior year.  Furthermore:

•	We opened seven Hibbett Sports stores and closed 18 underperforming stores. In addition, we expanded four high-performing stores and remodeled or relocated one store.
•	A reduction of $1.8 million was realized due to the sale of our Team Division in December 2017.
•	Comparable store sales decreased 0.3% mainly due to weakness in licensed products, accessories and equipment partially offset by positive results in activewear, footwear and cleats.
•	Footwear experienced a low single-digit increase, driven by strength in basketball and lifestyle.
•	Branded apparel experienced a high single-digit increase due to strong sell-through of fresh merchandise from our key vendors.
•	Licensed experienced a double-digit decline, driven by weakness in college, MLB and NBA.
•	Accessories experienced a double-digit decline due to weakness in hydration, socks and sunglasses.
•	Equipment experienced a mid-single-digit decline, driven by weakness in football, softball and soccer, partially offset by strength in baseball due to changes in bat regulations.

Gross margin.  Cost of goods sold includes the cost of inventory, logistics expenses and store occupancy costs.  Gross margin was $96.8 million, or 35.2% of net sales, in the thirteen weeks ended May 5, 2018, compared with $98.2 million, or 35.6% of net sales, in the same period of the prior fiscal year.  Furthermore:

•
Product margin decreased 51 basis points as a percentage of net sales primarily due to higher levels of clearance sales (mostly online) and freight costs associated with e-commerce sales.  Improvement in aged inventory levels benefited gross margin by 29 basis points as a percentage of net sales.

•	Logistics expenses increased 11 basis points as a percentage of net sales primarily due to higher payroll costs and repair and maintenance expenses.
•	Store occupancy expense decreased 22 basis points as a percentage of net sales primarily due to negotiated rent savings and leverage from e-commerce sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $61.9 million, or 22.5% of net sales, for the thirteen weeks ended May 5, 2018, compared to $58.3 million, or 21.2% of net sales, for the comparable period a year ago.  Furthermore:

•	Store labor costs increased 56 basis points as a percentage of net sales primarily due to wage increases and higher benefit costs related to health care.
•	Administrative labor costs increased 29 basis points as a percentage of net sales due to additions to our e-commerce team, wage increases and higher costs related to health care.
•
Data processing costs increased 13 basis points as a percentage of net sales due to an increase in operational costs for the e-commerce business, including website hosting, order and payment processing, and call center costs.

•	Net advertising costs increased 12 basis points as a percentage of net sales mainly due to increased marketing investments used to drive traffic to our website and physical stores.
•	Credit card fees decreased 10 basis points as a percentage of net sales mainly due to the implementation of EMV chip technology and a corresponding decline in credit card chargebacks. This implementation will anniversary in the second quarter.

Depreciation and amortization.  Depreciation and amortization increased 20 basis points as a percentage of net sales for the thirteen weeks ended May 5, 2018.  This increase was mainly due to the timing and capitalization of POS and omni-channel enhancements and the acceleration of depreciation for stores likely to close.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income (loss) was 24.7% and 38.7% for the thirteen weeks ended May 5, 2018 and April 29, 2017, respectively.  The decrease in rate was primarily due to the Tax Cuts and Jobs Act, which lowered the statutory federal income tax rate from 35% to 21%.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net cash provided by operating activities	$47,023	$66,870
Net cash used in investing activities	(4,067)	(7,876)
Net cash used in financing activities	(673)	(22,096)
Net increase in cash and cash equivalents	$42,283	$36,898

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as spring sports, back-to-school and winter holidays.  Inventory levels are reduced following peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $47.0 million for the thirteen weeks ended May 5, 2018 compared with net cash provided by operating activities of $66.9 million for the thirteen weeks ended April 29, 2017.  Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities.  Adjustments to net income for non-cash items include depreciation and amortization, deferred income taxes and stock-based compensation.  The primary drivers of operating activities were net income ($21.5 million), depreciation and amortization ($6.2 million), a decrease in net inventories ($25.1 million) and an increase in accounts payable ($10.2 million).  The decrease in net inventories was primarily due to the liquidation of excess and aged inventory through clearance sales and returns to vendors.  The increase in accounts payable was primarily due to the timing of inventory receipts compared to the prior year.  Accounts payable and net inventories fluctuate between quarters due to the seasonality of purchases.

Investing Activities.

Net cash used in investing activities in the thirteen weeks ended May 5, 2018 totaled $4.1 million compared with net cash used in investing activities of $7.9 million in the thirteen weeks ended April 29, 2017.  Capital expenditures used $4.1 million of cash in the thirteen weeks ended May 5, 2018 versus $7.8 million of cash in the thirteen weeks ended April 29, 2017.  Capital expenditures were used mainly to open new stores, remodel, expand or relocate existing stores and to invest in our new mobile app.  We opened seven new stores and relocated, expanded or remodeled five existing stores during the thirteen weeks ended May 5, 2018 as compared to opening 13 new stores and remodeling, relocating or expanding five existing stores during the thirteen weeks ended April 29, 2017.

We estimate the cash outlay for capital expenditures in the fiscal year ending February 2, 2019 will be approximately $20.0 million to $25.0 million, which relates to expenditures for:

•	continued enhancements to our omni-channel capability (including our new mobile app);
•	information system infrastructure, projects, upgrades and security;
•	the opening of new stores, the remodeling, relocation or expansion of selected existing stores; and
•	other departmental needs.

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

Financing Activities.

Net cash used in financing activities was $0.7 million in the thirteen weeks ended May 5, 2018 compared to net cash used in financing activities of $22.1 million in the prior year period.  During the thirteen weeks ended May 5, 2018, we repurchased $0.9 million of our common stock, including $0.4 million from holders of restricted stock unit awards to satisfy tax withholding requirements.  During the thirteen weeks ended April 29, 2017, we repurchased $22.3 million of our common stock, including $0.7 million from holders of restricted stock unit awards to satisfy tax withholding requirements.  See Note 7 to the unaudited condensed consolidated financial statements, "Stock Repurchase Activity".

At May 5, 2018, we had two unsecured credit facilities; one which allows for borrowings up to $30.0 million with an interest rate agreed upon between the lender and us at the time a loan is made and one which allows for borrowings up to $30.0 million with an interest rate at one month LIBOR plus 2.0%.  Both facilities expire in April 2019.  Under the provisions of both facilities, we do not pay commitment fees nor are we subject to covenant requirements.  At May 5, 2018, a total of $60.0 million was available to us from these facilities.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of May 5, 2018.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

Quarterly and Seasonal Fluctuations

We experience seasonal fluctuations in our net sales and results of operations.  We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping.  In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including weather fluctuations, the timing of high demand footwear launches, demand for merchandise driven by local interest in sporting events, back-to-school sales and the timing of sales tax holidays and annual income tax refunds.

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

We also have financial institutions that are committed to provide loans under our revolving credit facilities.  There is a risk that these institutions cannot deliver against these obligations.  For a further discussion of this risk and risks related to our deposits, see "Risk Factors" in our Form 10-K for the fiscal year ended February 3, 2018.

Interest Rate Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the Securities and Exchange Commission on March 30, 2018.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of May 5, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended May 5, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at May 5, 2018 or February 3, 2018.

ITEM 1A. Risk Factors.

We operate in an environment that involves a number of risks and uncertainties which are described in our Form 10-K for the year ended February 3, 2018.  If any of the risks described in our Fiscal 2018 Form 10-K were to actually occur, our business, operating results and financial results could be adversely affected.  There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended February 3, 2018.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended May 5, 2018 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
February 4, 2018 to March 3, 2018	5,400	$21.98	5,400	$203,973
March 4, 2018 to April 7, 2018	34,588	$21.49	16,134	$203,637
April 8, 2018 to May 5, 2018	311	$27.90	-	$203,637
Total	40,299	$21.61	21,534	$203,637

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

HIBBETT SPORTS, INC.

Date: June 13, 2018	By:	/s/ Scott J. Bowman
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

Material Agreements
10.1
Promissory Note – Regions Bank Line of Credit; incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2018.

10.2	*	Executive Restricted Stock Unit Award Agreement

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 5, 2018, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at May 5, 2018 and February 3, 2018; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen weeks ended May 5, 2018 and April 29, 2017; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 5, 2018 and April 29, 2017; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within