Form 10-Q
period 2018-08-04
HIBBETT SPORTS INC
filed 2018-09-13
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

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

Shares of common stock, par value $.01 per share, outstanding as of September 7, 2018, were 18,556,227 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	August 4, 2018	February 3, 2018
Current Assets:
Cash and cash equivalents	$119,591	$73,544
Inventories, net	248,135	253,201
Other current assets	21,013	20,029
Total current assets	388,739	346,774

Property and equipment	257,638	258,010
Less accumulated depreciation and amortization	153,218	148,312
Property and equipment, net	104,420	109,698

Other assets, net	4,820	5,374
Total Assets	$497,979	$461,846

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$112,759	$93,435
Accrued payroll expenses	10,226	10,424
Deferred rent	6,004	5,909
Capital lease obligations	643	663
Other accrued expenses	9,660	5,136
Total current liabilities	139,292	115,567

Deferred rent	19,368	20,291
Other liabilities	5,768	6,392
Total liabilities	164,428	142,250

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,954,203 and 38,862,929 shares issued at August 4, 2018 and February 3, 2018, respectively	389	389
Paid-in capital	183,697	180,536
Retained earnings	751,543	731,901
Treasury stock, at cost; 20,286,892 and 19,910,291 shares repurchased at August 4, 2018 and February 3, 2018, respectively	(602,078)	(593,230)
Total stockholders' investment	333,551	319,596
Total Liabilities and Stockholders' Investment	$497,979	$461,846

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$211,123	$187,958	$485,830	$463,646
Cost of goods sold	144,772	133,550	322,706	311,020
Gross margin	66,351	54,408	163,124	152,626

Store operating, selling and administrative expenses	61,965	53,556	123,869	111,893
Depreciation and amortization	6,271	6,014	12,519	11,726
Operating (loss) income	(1,885)	(5,162)	26,736	29,007

Interest (income) expense, net	(167)	56	(111)	124
(Loss) income before provision for income taxes	(1,718)	(5,218)	26,847	28,883

(Benefit) provision for income taxes	(496)	(2,042)	6,560	11,150
Net (loss) income	$(1,222)	$(3,176)	$20,287	$17,733

Basic (loss) earnings per share	$(0.06)	$(0.15)	$1.07	$0.84
Diluted (loss) earnings per share	$(0.06)	$(0.15)	$1.06	$0.84

Weighted average shares outstanding:
Basic	18,823	20,781	18,896	21,049
Diluted	18,823	20,781	19,079	21,124

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Cash Flows From Operating Activities:
Net income	$20,287	$17,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,519	11,726
Stock-based compensation	2,653	2,349
Other non-cash adjustments to net income:	415	122
Changes in operating assets and liabilities:
Inventories, net	6,060	4,270
Prepaid expenses and other	(118)	(3,622)
Accounts payable	19,131	21,835
Other assets and liabilities	1,580	2,772
Net cash provided by operating activities	62,527	57,185

Cash Flows From Investing Activities:
Capital expenditures	(7,993)	(14,375)
Other, net	172	56
Net cash used in investing activities	(7,821)	(14,319)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(8,432)	(28,541)
Net payments on capital lease obligations	(319)	(294)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	508	480
Other, net	(416)	(709)
Net cash used in financing activities	(8,659)	(29,064)

Net increase in cash and cash equivalents	46,047	13,802
Cash and cash equivalents, beginning of period	73,544	38,958
Cash and cash equivalents, end of period	$119,591	$52,760

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed on March 30, 2018.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of August 4, 2018 and the results of our operations and cash flows for the periods presented.

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

Retail Store Orders:  Retail store customers may order merchandise available in other Hibbett retail store locations for pickup in the selling store at a later date.  Customers make a deposit with the remaining balance due at pickup.  These deposits are recorded as deferred revenue until the transaction is completed and the customer takes possession of the merchandise.  Retail store customers may also order merchandise to be shipped to home.  Payment is received in full at the time of order and recorded as deferred revenue until delivery.

Layaways:  We offer a retail store program giving customers the option of paying a deposit and placing merchandise on layaway.  The customer may make further payments in installments, but the full purchase price must be received by us within 30 days.  The payments are recorded as deferred revenue until the transaction is completed and the customer takes possession of the merchandise.

Digital Channel Sales:  For merchandise shipped to home, customer payment is received when the order ships.  Revenue is deferred until control passes to the customer at delivery.  Shipping and handling costs billed to customers are included in net sales.

Hibbett Rewards Program:  We offer a customer loyalty rewards program.  Upon registration and in accordance with the terms of the program, customers earn points on retail store and online purchases.  Points convert into reward certificates at defined thresholds and may be redeemed in our retail stores or online.  The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns.  The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheet and was $1.7 million at August 4, 2018.

Gift Cards:  Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue.  At the time the cards are redeemed and the customer takes possession of the merchandise, revenue is recognized.  The liability is included in accounts payable on our unaudited condensed consolidated balance sheet and was $5.0 million at August 4, 2018.  During the quarter ended August 4, 2018, $0.6 million of gift card deferred revenue from prior periods was realized.  Gift card breakage income is recognized in net sales in proportion to the redemption pattern of rights exercised by the customer and was not material in any period presented.

Returned Sales:  The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price.  The liability is included in accounts payable on our unaudited condensed consolidated balance sheet.  We also recognize a return asset and a corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer.  This right to recover asset is included in net inventory on our unaudited condensed consolidated balance sheet at the former carrying value of the merchandise less any expected recovery costs which was $0.9 million at August 4, 2018.

Revenues disaggregated by major product categories are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Footwear	$119,062	$100,425	$277,650	$257,995
Apparel	55,896	52,095	120,260	115,971
Equipment	36,165	35,438	87,920	89,680
Total	$211,123	$187,958	$485,830	$463,646

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

In preparation for implementation of the standard, we identified the revenue streams that would be affected.  We then designed and implemented processes and internal controls to appropriately recognize and present the associated financial information.  Based on these efforts, we determined that the adoption of ASU 2014-09 changed the recognition and presentation of:

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

    The effect of the adoption of ASU 2014-09 on our unaudited condensed consolidated balance sheet as of August 4, 2018 was (in thousands):

	As Reported	ASU 2014-09 Effect (1)	Excluding ASU 2014-09 Effect
Inventories, net	$248,135	$375	$247,760
Other current assets	$21,013	$447	$20,566
Accounts payable	$112,759	$569	$112,190
Other accrued expenses	$9,660	$392	$9,268

(1)  Does not include the cumulative effect of initially adopting ASU 2014-09 to our consolidated balance sheet as adjusted as of February 4, 2018.

The effect of the adoption of ASU 2014-09 on our unaudited condensed consolidated statement of operations for the thirteen weeks ended August 4, 2018 was (in thousands, except per share amounts):

	As Reported	ASU 2014-09 Effect	Excluding ASU 2014-09 Effect
Net sales	$211,123	$(346)	$211,469
Cost of goods sold	$144,772	$(344)	$145,116
Gross margin	$66,351	$(2)	$66,353
Store operating, selling and administrative expenses	$61,965	$(27)	$61,992
Loss before provision for income taxes	$(1,718)	$25	$(1,743)
Benefit for income taxes	$(496)	$(7)	$(489)
Net loss	$(1,222)	$18	$(1,240)
Diluted loss per share	$(0.06)	$0.01	$(0.07)

The effect of the adoption of ASU 2014-09 on our unaudited condensed consolidated statement of operations for the twenty-six weeks ended August 4, 2018 was (in thousands, except per share amounts):

	As Reported	ASU 2014-09 Effect	Excluding ASU 2014-09 Effect
Net sales	$485,830	$(524)	$486,354
Cost of goods sold	$322,706	$(322)	$323,028
Gross margin	$163,124	$(202)	$163,326
Store operating, selling and administrative expenses	$123,869	$(63)	$123,932
Income before provision for income taxes	$26,847	$(139)	$26,986
Provision for income taxes	$6,560	$(34)	$6,594
Net income	$20,287	$(105)	$20,392
Diluted earnings per share	$1.06	$-	$1.06

Standards that are not yet adopted

In February 2016, the FASB issued ASU 2016-02 – Leases, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements.  The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.  We will adopt ASU 2016-02 in our fiscal year beginning February 3, 2019 (Fiscal 2020), and expect to utilize the adoption date transition method set forth in ASU 2018-11.  Our lease accounting software has been upgraded with ASU 2016-02 functionality.  As provided in ASU 2016-02, we do not plan to utilize hindsight upon adoption but intend to elect the practical expedient package.  The Company continues to evaluate the provisions of the standard.

While we continue to assess the effect of adoption of ASU 2016-02, we anticipate its implementation will result in recognition of approximately $150.0 million to $180.0 million in net ROU assets and approximately $170.0 million to $200.0 million in lease liabilities.  We do not expect a significant change in our leasing strategy between now and adoption.

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations.  As of August 4, 2018, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of August 4, 2018 and February 3, 2018 (in thousands):

	August 4, 2018			February 3, 2018
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$462	$-	$-	$463	$-	$-
Long-term investments	2,362	-	-	2,418	-	-
Total investments	$2,824	$-	$-	$2,881	$-	$-

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

4.            Debt

At August 4, 2018, we had two unsecured credit facilities; one which allows for borrowings up to $30.0 million with an interest rate agreed upon between the lender and us at the time a loan is made and one which allows for borrowings up to $30.0 million with an interest rate at one month LIBOR plus 2.0%.  Both facilities expire in April 2019.  Under the provisions of both facilities, we do not pay commitment fees nor are we subject to covenant requirements.  At August 4, 2018, a total of $60.0 million was available to us from these facilities.

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

We did not incur any borrowings against our credit facilities during the twenty-six-week period ended August 4, 2018.  There were seven days during the 53 weeks ended February 3, 2018, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $4.1 million and $4.9 million, respectively, and an average interest rate of 2.78%.

5.            Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Stock-based compensation expense by type:
Stock options	$17	$-	$177	$172
Restricted stock units	849	618	2,372	2,109
Employee stock purchases	28	23	57	56
Director deferred compensation	23	6	47	12
Total stock-based compensation expense	917	647	2,653	2,349
Income tax benefit recognized	225	228	593	844
Stock-based compensation expense, net of income tax	$692	$419	$2,060	$1,505

In the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017, we granted the following equity awards:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Stock options	-	-	19,994	20,372
Restricted stock unit awards	-	-	145,180	108,429
Performance-based restricted stock unit awards	-	-	24,392	54,900
Deferred stock units	1,023	286	2,002	487

At August 4, 2018, the total compensation costs related to nonvested restricted stock unit awards not yet recognized was $7.3 million and the weighted-average period over which such awards are expected to be recognized was 3.0 years.  The total compensation costs related to nonvested stock options to be recognized was $8,100 and the period over which the award is expected to be recognized was 0.1 years at August 4, 2018.

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), a total of 4,435 and 3,361 shares of our common stock were awarded during the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively, as part of the annual equity award to directors in the first quarter.  The weighted-average grant date fair value of stock options granted during the twenty-six weeks ended August 4, 2018 was $7.15.  The weighted-average grant date fair value of stock options granted during the twenty-six weeks ended July 29, 2017 was $8.47 per share.

The number of shares purchased, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Shares purchased	5,777	5,281	12,331	10,745
Average price per share	$19.47	$17.64	$18.34	$21.42
Weighted average fair value at grant date	$5.35	$6.26	$4.91	$5.24

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Weighted-average shares used in basic computations	18,823	20,781	18,896	21,049
Dilutive equity awards	-	-	183	75
Weighted-average shares used in diluted computations	18,823	20,781	19,079	21,124

For the thirteen weeks ended August 4, 2018, we excluded 227,356 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.  For the thirteen weeks ended July 29, 2017, we excluded 269,658 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

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

During the thirteen weeks ended August 4, 2018, we repurchased 336,302 shares of our common stock at a cost of $8.0 million.  During the twenty-six weeks ended August 4, 2018, we repurchased 376,601 shares of our common stock at a cost of $8.8 million, including 18,765 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.4 million.

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

As of August 4, 2018, we had approximately $195.7 million remaining under the Program for stock repurchases.  Subsequent to August 4, 2018, we have repurchased 122,500 shares of our common stock at a cost of $2.4 million through September 7, 2018.

8.            Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At August 4, 2018, total capital lease obligations were $2.6 million, of which $0.6 million was included in short-term capital lease obligations and $2.0 million was included in other liabilities on our unaudited condensed consolidated balance sheet.  At February 3, 2018, total capital lease obligations were $3.2 million, of which $0.7 million was included in short-term capital lease obligations and $2.5 million was included in other liabilities on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended August 4, 2018, we opened six stores and closed 15 stores, thus decreasing our lease commitments by a net of nine retail stores.  The stores we opened have initial lease termination dates between July 2025 and February 2029.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At August 4, 2018 and February 3, 2018, there was $1.6 million and $1.9 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Legal Proceedings and Other Contingencies.

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  No material amounts were accrued at August 4, 2018 or February 3, 2018 pertaining to legal proceedings or other contingencies.

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

At August 4, 2018, we had a liability of $1.2 million associated with unrecognized tax benefits.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2016 or by most state taxing jurisdictions for years prior to Fiscal 2015.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Important Notice Regarding Forward-Looking Statements

This document contains "forward-looking statements" as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results. They include statements preceded by, followed by or including words such as "believe," "anticipate," "could," "expect," "intend," "may," "plan," "will," "estimate" or other similar expressions.  For example, our forward-looking statements include statements regarding:

•	our expectations concerning store growth, product margin, the remodeling, relocation or expansion of selected existing stores, and growth in our e-commerce business;
•	our expectations concerning cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our ability and plans to renew our revolving credit facilities;
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

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and intentions may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under "Risk Factors," "Business" and "Properties" in our Form 10-K for the fiscal year ended February 3, 2018 filed with the Securities and Exchange Commission on March 30, 2018.  You should also read such information in conjunction with our unaudited condensed financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

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

General Overview

Hibbett Sports, Inc. is a leading athletic-inspired fashion retailer primarily located in small and mid-sized communities across the country.  Founded in 1945, Hibbett stores have a history of convenient locations, personalized customer service and access to apparel, equipment and coveted footwear from top brands like Nike, Under Armour and Adidas.  Consumers can browse styles, find new releases or shop looks by visiting their nearest store or by visiting www.hibbett.com.  Follow us @HibbettSports.  We became a public company in October 1996.  As of August 4, 2018, we operated a total of 1,059 retail stores in 35 states comprised of 1,041 Hibbett Sports stores and 18 Sports Additions athletic shoe stores.

The Hibbett Sports store is our primary retail format and is an approximately 5,000 square foot store located primarily in strip centers which are usually near a major chain retailer such as a Wal-Mart store.  Our Hibbett Sports store base consisted of 820 stores located in strip centers, 27 free-standing stores and 212 enclosed mall locations as of August 4, 2018.

Our primary strategy is to provide underserved markets a broad assortment of quality brand name footwear, apparel, accessories and athletic equipment at competitive prices in a conveniently located full-service environment.  At the end of the second quarter of Fiscal 2018, we successfully launched our e-commerce website.  We will continue to grow our online business aggressively, while continuing to enhance our stores to improve the overall customer experience.  We believe that the breadth and depth of our brand name merchandise consistently exceeds the product selection carried by most of our competitors, particularly in our smaller markets.  Many of these brand name products are highly technical and require expert sales assistance.  We continuously educate our sales staff on new products and trends through coordinated efforts with our vendors.

Due to the 53rd week in Fiscal 2018, each quarter in Fiscal 2019 starts one week later than the same quarter in Fiscal 2018.  The charts below present comparable sales and net sales for Fiscal 2018 as originally reported and as adjusted to represent the same thirteen-week period as the Fiscal 2019 quarters:

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

Comparable sales data for the periods presented reflects sales for our retail stores open throughout the period and the corresponding period of the prior fiscal year, and e-commerce sales.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable sales base until it has been open a full 12 months.  During the thirteen and twenty-six weeks ended August 4, 2018, we included 1,014 and 1,001 stores in comparable sales, respectively.

Executive Summary

Net sales for the thirteen weeks ended August 4, 2018, increased 12.3% to $211.1 million compared with $188.0 million for the thirteen weeks ended July 29, 2017.  This includes a $1.7 million reduction due to the sale of our Team Division in December 2017.  For the third quarter ending on November 3, 2018, the sale of our Team Division will result in a $2.4 million negative impact to sales.  Comparable store sales increased 4.1% for the thirteen weeks ended August 4, 2018, with strong performance in branded apparel, footwear, and cleats.  E-commerce sales continue to accelerate, and accounted for 8.0% of total sales for the period compared to 7.0% of total sales for the first quarter ended May 5, 2018.  Gross margin was 31.4% of net sales for the thirteen weeks ended August 4, 2018, compared with 28.9% for the thirteen weeks ended July 29, 2017.  The increase in the gross margin percentage was mainly due to fewer clearance markdowns and leverage of logistics and store occupancy expenses associated with higher net sales.  At the end of the second quarter of Fiscal 2019, aged inventory levels were significantly improved compared with the same period last year.

Net sales for the twenty-six weeks ended August 4, 2018, increased 4.8% to $485.8 million compared with $463.6 million for the twenty-six weeks ended July 29, 2017.  This includes a $3.4 million reduction due to the sale of our Team Division in December 2017.  Comparable store sales increased 1.7%, with strong performance in branded apparel, footwear, and cleats.  E-commerce sales accounted for 7.4% of total sales for the period.  Gross margin was 33.6% of net sales for the twenty-six weeks ended August 4, 2018, compared with 32.9% for the twenty-six weeks ended July 29, 2017.  The increase in the gross margin percentage was mainly due to fewer clearance markdowns and leverage of store occupancy expenses associated with higher net sales.

During the second quarter of Fiscal 2019, we opened six new stores and closed 15 underperforming stores, bringing the store base to 1,059 in 35 states as of August 4, 2018.  In addition, we expanded, relocated or remodeled three stores.  We ended the second quarter of Fiscal 2019 with $119.6 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet and full availability under our credit facilities.  We also acquired 336,302 shares of our common stock for a total expenditure of $8.0 million during the thirteen weeks ended August 4, 2018.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our critical and significant accounting policies and estimates are described more fully in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, as filed on March 30, 2018.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements with the exception of the adoption of ASU 2014-09 as discussed in Notes 1 and 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended August 4, 2018.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended August 4, 2018, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Statements of Operations
Net sales increase (decrease)	12.3%	-9.2%	4.8%	-5.2%
Comparable sales increase (decrease)	4.1%[1]	-11.7%[2]	1.7%[1]	-7.7%[2]
Gross margin (as a % to net sales)	31.4%	28.9%	33.6%	32.9%
Store operating, selling and administrative expenses (as a % to net sales)	29.4%	28.5%	25.5%	24.1%
Depreciation and amortization (as a % to net sales)	3.0%	3.2%	2.6%	2.5%
(Benefit) provision for income taxes (as a % to net sales)	-0.2%	-1.1%	1.4%	2.4%
Net (loss) income (as a % to net sales)	-0.6%	-1.7%	4.2%	3.8%

Diluted (loss) earnings per share	$(0.06)	$(0.15)	$1.06	$0.84
Weighted-average dilutive shares (in thousands)	18,823	20,781	19,079	21,124

Balance Sheets
Ending cash and cash equivalents (in thousands)	$119,591	$52,760
Average inventory per store	$234,311	$255,954

Store Information
Beginning of period	1,068	1,082	1,079	1,078
New stores opened	6	6	13	19
Stores closed	(15)	(8)	(33)	(17)
End of period	1,059	1,080	1,059	1,080

Stores remodeled, expanded or relocated	3	5	8	10
Estimated square footage at end of period (in thousands)	6,048	6,147

Share Repurchase Activity
Shares purchased	336,302	282,609	376,601	1,030,743
Cost (in thousands)	$7,978	$6,913	$8,848	$29,251

1)  Represents the increase in comparable sales for the thirteen and twenty-six weeks ended August 4, 2018, compared to the thirteen and twenty-six weeks ended August 5, 2017.
2)  As originally reported for the second quarter ended July 29, 2017.  The comparable sales decrease was 11.0% and 7.5% for the thirteen and twenty-six weeks ended July 29, 2017, adjusted for the week shift due to the 53rd week in Fiscal 2018.

Thirteen Weeks Ended August 4, 2018 Compared to Thirteen Weeks Ended July 29, 2017

Net sales.  Net sales increased $23.1 million, or 12.3%, to $211.1 million for the thirteen weeks ended August 4, 2018 from $188.0 million for the comparable period in the prior year.  Furthermore:

•	We opened six Hibbett Sports stores and closed 15 underperforming stores. In addition, we expanded two high-performing stores and relocated one store.
•	A reduction of $1.7 million was realized due to the sale of our Team Division in December 2017. A negative impact of $2.4 million will be realized in the third quarter ending November 3, 2018.
•	Comparable store sales increased 4.1% mainly due strength in branded apparel, footwear and cleats partially offset by weakness in licensed products, equipment, and accessories.

•	Footwear experienced a mid-single digit increase, driven by strength in lifestyle product.
•
Branded apparel experienced a low double digit increase, and has been positive for three consecutive quarters.  Strength was driven by double digit increases in men's and kids, and a mid-single digit increase in women's.  Trend relevant sportswear with strong connectivity to footwear was a primary driver of the increase.

•
Licensed products experienced a high single digit decline, with the core fan apparel and headwear business remaining very challenging.  Some improvement has been experienced due to investments in items having a strong connection to footwear.

•	Accessories experienced a mid-single digit decline with weak performance in socks, sunglasses and hydration. This was partially offset by gains in backpacks and footwear cleaner.
•	Equipment experienced a mid-single digit decline due to weakness in football, softball and fitness.

Gross margin.  Cost of goods sold includes the cost of inventory, logistics expenses and store occupancy costs.  Gross margin was $66.4 million, or 31.4% of net sales, in the thirteen weeks ended August 4, 2018, compared with $54.4 million, or 28.9% of net sales, in the same period of the prior fiscal year.  Furthermore:

•
Product margin increased 80 basis points as a percentage of net sales primarily due to an improvement in aged inventory levels.  We expect the trend to continue to improve due to the lower aged inventory levels.

•	Logistics expenses decreased 23 basis points as a percentage of net sales primarily due to leverage gained from higher net sales.
•	Store occupancy expense decreased 146 basis points as a percentage of net sales primarily due to leverage gained from higher net sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $62.0 million, or 29.4% of net sales, for the thirteen weeks ended August 4, 2018, compared to $53.6 million, or 28.5% of net sales, for the comparable period a year ago.  Furthermore:

•	Benefit costs increased 31 basis points as a percentage of net sales primarily due to increased health care costs.
•	Advertising costs increased 93 basis points due to additional direct mail initiatives to drive store traffic, and advertising related to e-commerce.
•	Data processing costs increased 74 basis points as a percentage of net sales mainly due to order processing, customer care, and other variable costs related to e-commerce.
•	Salaries cost decreased 44 basis points as a percentage of net sales mainly due to leverage gained as a result of higher net sales.
•	Other various costs decreased as a percentage of net sales due to leverage gained from higher net sales.

Depreciation and amortization.  Depreciation and amortization decreased 23 basis points as a percentage of net sales for the thirteen weeks ended August 4, 2018.  This decrease was mainly due to leverage gained from higher net sales.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income (loss) was 28.9% and 39.1% for the thirteen weeks ended August 4, 2018 and July 29, 2017, respectively.  The decrease in rate was primarily due to the Tax Cuts and Jobs Act, which lowered the statutory federal income tax rate from 35% to 21%.

Twenty-Six Weeks Ended August 4, 2018 Compared to Twenty-Six Weeks Ended July 29, 2017

Net sales.  Net sales increased $22.2 million, or 4.8%, to $485.8 million for the twenty-six weeks ended August 4, 2018 from $463.6 million for the comparable period in the prior year.  Furthermore:

•	We opened 13 Hibbett Sports stores and closed 33 underperforming stores. In addition, we expanded six high-performing stores and remodeled or relocated two stores.
•	A reduction of $3.4 million was realized due to the sale of our Team Division in December 2017.
•	Comparable store sales increased 1.7% mainly due to strength in branded apparel, footwear and cleats partially offset by weakness in licensed products, equipment, and accessories.
•	Footwear experienced a low single digit increase, driven by strength in lifestyle partially offset by weakness in performance running.

•	Branded apparel experienced a high single digit increase, with broad-based strength across men's, women's and kids.
•	Licensed products experienced a double digit decline, with weakness in college, MLB and NBA.
•	Accessories experienced a high single digit decline mainly due to weakness in socks and hydration.
•	Equipment experienced a mid-single digit decline due to weakness in football, softball, basketball and fitness.

Gross margin.  Cost of goods sold includes the cost of inventory, logistics expenses and store occupancy costs.  Gross margin was $163.1 million, or 33.6% of net sales, in the twenty-six weeks ended August 4, 2018, compared with $152.6 million, or 32.9% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Product margin was relatively flat decreasing one basis point as a percentage of net sales.
•	Logistics expenses were relatively flat decreasing one basis point as a percentage of net sales.
•	Store occupancy expense decreased 65 basis points as a percentage of net sales primarily due to leverage gained from higher net sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $123.9 million, or 25.5% of net sales, for the twenty-six weeks ended August 4, 2018, compared to $111.9 million, or 24.1% of net sales, for the comparable period a year ago.  Furthermore:

•	Benefit costs increased 38 basis points as a percentage of net sales primarily due to increased health care costs.
•	Advertising costs increased 80 basis points due to additional direct mail initiatives to drive store traffic and advertising related to e-commerce.
•	Data processing costs increased 84 basis points as a percentage of net sales mainly due to order processing, customer care and other variable costs related to e-commerce.
•	Professional fees decreased 29 basis points as a percentage of sales mainly due to reduced consulting and development costs associated with the e-commerce website.

Depreciation and amortization.  Depreciation and amortization increased five basis points as a percentage of net sales for the twenty-six weeks ended August 4, 2018.  This increase was mainly due to capitalization of costs associated with the new mobile app, other IT related projects and the acceleration of depreciation for stores likely to close.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 24.4% and 38.6% for the twenty-six weeks ended August 4, 2018 and July 29, 2017, respectively.  The decrease in rate was primarily due to the Tax Cuts and Jobs Act, which lowered the statutory federal income tax rate from 35% to 21%.

Liquidity and Capital Resources

Our capital requirements relate primarily to new store openings, stock repurchases, facilities and systems to support company growth and working capital requirements.  Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year.  Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under our revolving credit facilities.  We are using excess cash to invest in interest bearing securities and money market accounts, as well as to offset bank fees.

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Twenty-Six Weeks Ended
	August 4, 2018	July 29,2017
Net cash provided by operating activities	$62,527	$57,185
Net cash used in investing activities	(7,821)	(14,319)
Net cash used in financing activities	(8,659)	(29,064)
Net increase in cash and cash equivalents	$46,047	$13,802

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as spring sports, back-to-school and winter holidays.  Inventory levels are reduced following peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $62.5 million for the twenty-six weeks ended August 4, 2018 compared with net cash provided by operating activities of $57.2 million for the twenty-six weeks ended July 29, 2017.  Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities.  Adjustments to net income for non-cash items include depreciation and amortization, deferred income taxes and stock-based compensation.  The primary drivers of operating activities were net income ($20.3 million), depreciation and amortization ($12.5 million), a decrease in net inventories ($6.1 million) and an increase in accounts payable ($19.1 million).  The decrease in net inventories was primarily due to the liquidation of excess and aged inventory through clearance sales and returns to vendors.  The increase in accounts payable was primarily due to the timing of inventory receipts compared to the prior year.  Accounts payable and net inventories fluctuate between quarters due to the seasonality of purchases.

Investing Activities.

Net cash used in investing activities in the twenty-six weeks ended August 4, 2018 totaled $7.8 million compared with net cash used in investing activities of $14.3 million in the twenty-six weeks ended July 29, 2017.  Capital expenditures used $8.0 million of cash in the twenty-six weeks ended August 4, 2018 versus $14.4 million of cash in the twenty-six weeks ended July 29, 2017.  Capital expenditures were used mainly to open new stores, remodel, expand or relocate existing stores, and to invest in our new mobile app and other omni-channel initiatives.  We opened 13 new stores and relocated, expanded or remodeled eight existing stores during the twenty-six weeks ended August 4, 2018 as compared to opening 19 new stores and remodeling, relocating or expanding 10 existing stores during the twenty-six weeks ended July 29, 2017.

We estimate the cash outlay for capital expenditures in the fiscal year ending February 2, 2019 will be approximately $18.0 million to $22.0 million, which relates to expenditures for:

•	continued enhancements to our omni-channel capability (including our new mobile app);
•	information system infrastructure, projects, and security;
•	the opening of new stores, the remodeling, relocation or expansion of selected existing stores; and
•	other departmental needs.

Of the total budgeted dollars for capital expenditures for Fiscal 2019, we anticipate that approximately 39% will be related to information technology, consisting primarily of expenditures for projects, infrastructure and various system enhancements, and security.  Approximately 36% will be related to the opening new stores, store expansions and relocations and store remodels.  The remaining 25% relates primarily to specific department expenditures and includes facility upgrades, transportation equipment, automobiles, fixtures and security equipment for our stores.

Financing Activities.

Net cash used in financing activities was $8.7 million in the twenty-six weeks ended August 4, 2018 compared to net cash used in financing activities of $29.1 million in the prior year period.  During the twenty-six weeks ended August 4, 2018, we repurchased $8.8 million of our common stock, including $0.4 million from holders of restricted stock unit awards to satisfy tax withholding requirements.  During the twenty-six weeks ended July 29, 2017, we repurchased $29.3 million of our common stock, including $0.7 million from holders of restricted stock unit awards to satisfy tax withholding requirements.  See Note 7 to the unaudited condensed consolidated financial statements, "Stock Repurchase Activity".

At August 4, 2018, we had two unsecured credit facilities; one which allows for borrowings up to $30.0 million with an interest rate agreed upon between the lender and us at the time a loan is made and one which allows for borrowings up to $30.0 million with an interest rate at one month LIBOR plus 2.0%.  Both facilities expire in April 2019.  Under the provisions of both facilities, we do not pay commitment fees nor are we subject to covenant requirements.  At August 4, 2018, a total of $60.0 million was available to us from these facilities.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.
Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of August 4, 2018.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of August 4, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended August 4, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at August 4, 2018 or February 3, 2018.

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

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended August 4, 2018 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
May 6, 2018 to June 2, 2018	15,000	$26.37	15,000	$203,241
June 3, 2018 to July 7, 2018	317,400	$23.61	317,400	$195,749
July 8, 2018 to August 4, 2018	3,902	$22.94	3,902	$195,659
Total	336,302	$23.72	336,302	$195,659

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

HIBBETT SPORTS, INC.

Date: September 13, 2018	By:	/s/ Scott J. Bowman
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

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 4, 2018, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at August 4, 2018 and February 3, 2018; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended August 4, 2018 and July 29, 2017; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 4, 2018 and July 29, 2017; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within