Form 10-Q
period 2018-11-03
HIBBETT SPORTS INC
filed 2018-12-13
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[  X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	X

Non-accelerated filer	Smaller reporting company

Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $.01 per share, outstanding as of December 11, 2018, were 18,285,688 shares.

PART I.  FINANCIAL INFORMATION
ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	November 3, 2018	February 3, 2018
Current Assets:
Cash and cash equivalents	$121,177	$73,544
Inventories, net	256,854	253,201
Other current assets	23,395	20,029
Total current assets	401,426	346,774

Property and equipment	260,688	258,010
Less accumulated depreciation and amortization	156,789	148,312
Property and equipment, net	103,899	109,698

Other assets, net	4,690	5,374
Total Assets	$510,015	$461,846

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$109,445	$93,435
Accrued payroll expenses	6,248	10,424
Deferred rent	5,855	5,909
Credit facilities	25,000	-
Capital lease obligations	644	663
Other accrued expenses	9,155	5,136
Total current liabilities	156,347	115,567

Deferred rent	19,330	20,291
Other liabilities	5,857	6,392
Total liabilities	181,534	142,250

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,971,930 and 38,862,929 shares issued at November 3, 2018 and February 3, 2018, respectively	390	389
Paid-in capital	184,753	180,536
Retained earnings	753,042	731,901
Treasury stock, at cost; 20,682,342 and 19,910,291 shares repurchased at November 3, 2018 and February 3, 2018, respectively	(609,704)	(593,230)
Total stockholders' investment	328,481	319,596
Total Liabilities and Stockholders' Investment	$510,015	$461,846

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$216,888	$237,834	$702,718	$701,480
Cost of goods sold	146,376	161,721	469,082	472,741
Gross margin	70,512	76,113	233,636	228,739

Store operating, selling and administrative expenses	62,342	57,993	186,211	169,886
Depreciation and amortization	6,328	6,333	18,847	18,060
Operating income	1,842	11,787	28,578	40,793

Interest (income) expense, net	(277)	53	(387)	176
Income before provision for income taxes	2,119	11,734	28,965	40,617

Provision for income taxes	620	4,170	7,179	15,320
Net income	$1,499	$7,564	$21,786	$25,297

Basic earnings per share	$0.08	$0.37	$1.16	$1.22
Diluted earnings per share	$0.08	$0.37	$1.15	$1.21

Weighted average shares outstanding:
Basic	18,495	20,318	18,763	20,805
Diluted	18,675	20,386	18,944	20,905

See notes to unaudited condensed consolidated financial statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Cash Flows From Operating Activities:
Net income	$21,786	$25,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,847	18,060
Stock-based compensation	3,411	3,179
Other non-cash adjustments to net income:	548	237
Changes in operating assets and liabilities:
Inventories, net	(2,659)	15,278
Prepaid expenses and other	(3,288)	37
Accounts payable	15,818	14,178
Other assets and liabilities	(1,990)	7,007
Net cash provided by operating activities	52,473	83,273

Cash Flows From Investing Activities:
Capital expenditures	(13,949)	(18,875)
Other, net	257	39
Net cash used in investing activities	(13,692)	(18,836)

Cash Flows From Financing Activities:
Borrowings under credit facilities, net	25,000	-
Cash used for stock repurchases	(16,058)	(44,469)
Net payments on capital lease obligations	(481)	(444)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	807	554
Other, net	(416)	(711)
Net cash used in financing activities	8,852	(45,070)

Net increase in cash and cash equivalents	47,633	19,367
Cash and cash equivalents, beginning of period	73,544	38,958
Cash and cash equivalents, end of period	$121,177	$58,325

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed on March 30, 2018.  In our opinion, the unaudited condensed consolidated financial statements included herein contain all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our financial position as of November 3, 2018 and the results of our operations and cash flows for the periods presented.

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

Hibbett Rewards Program:  We offer a customer loyalty rewards program.  Upon registration and in accordance with the terms of the program, customers earn points on retail store and online purchases.  Points convert into reward certificates at defined thresholds and may be redeemed in our retail stores or online.  The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns.  The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheet and was $1.6 million at November 3, 2018.

Gift Cards:  Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue.  At the time the cards are redeemed and the customer takes possession of the merchandise, revenue is recognized.  The liability is included in accounts payable on our unaudited condensed consolidated balance sheet and was $4.8 million at November 3, 2018.  During the quarter ended November 3, 2018, $0.5 million of gift card deferred revenue from prior periods was realized.  Gift card breakage income is recognized in net sales in proportion to the redemption pattern of rights exercised by the customer and was not material in any period presented.

Returned Sales:  The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price.  The liability is included in accounts payable on our unaudited condensed consolidated balance sheet.  We also recognize a return asset and a corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer.  This right to recover asset is included in net inventory on our unaudited condensed consolidated balance sheet at the former carrying value of the merchandise less any expected recovery costs which was $0.5 million at November 3, 2018.

Revenues disaggregated by major product categories are as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Footwear	$118,298	$131,646	$395,948	$389,641
Apparel	58,984	58,563	179,244	174,534
Equipment	39,606	47,625	127,526	137,305
Total	$216,888	$237,834	$702,718	$701,480

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

In preparation for implementation of the standard, we identified the revenue streams that would be affected.  We then designed and implemented processes and internal controls to appropriately recognize and present the associated financial information.  Based on these efforts, we determined that the adoption of ASU 2014-09 changed the recognition and presentation of:

·	The stand-alone benefit received by customers through the Hibbett Rewards customer loyalty program recorded as a separate performance obligation,
·	Gift card breakage income recognized in net sales in proportion to the customer redemption pattern, and
·	The liability for net sales returns recognized on a gross basis including a right to recover asset measured at the former carrying value of the inventory less any expected recovery costs.

We applied ASU 2014-09 only to contracts that were not completed prior to Fiscal 2019.  The cumulative effect of initially applying ASU 2014-09 was a $0.6 million decrease to the opening balance of retained earnings as of February 4, 2018.  We expect the adoption to be immaterial to our financial position, results of operations and cash flows on an ongoing basis.

The effect of the adoption of ASU 2014-09 on our unaudited condensed consolidated balance sheet as of November 3, 2018 was (in thousands):

	As Reported	ASU 2014-09 Effect (1)	Excluding ASU 2014-09 Effect
Inventories, net	$256,854	$(278)	$257,132
Other current assets	$23,395	$201	$23,194
Accounts payable	$109,445	$1,116	$108,329
Other accrued expenses	$9,155	$837	$8,318

(1)  Does not include the cumulative effect of initially adopting ASU 2014-09 to our consolidated balance sheet as adjusted as of February 4, 2018.

The effect of the adoption of ASU 2014-09 on our unaudited condensed consolidated statement of operations for the thirteen weeks ended November 3, 2018 was (in thousands, except per share amounts):

	As Reported	ASU 2014-09 Effect	Excluding ASU 2014-09 Effect
Net sales	$216,888	$508	$216,380
Cost of goods sold	$146,376	$364	$146,012
Gross margin	$70,512	$144	$70,368
Store operating, selling and administrative expenses	$62,342	$51	$62,291
Income before provision for income taxes	$2,119	$92	$2,027
Provision for income taxes	$620	$27	$593
Net income	$1,499	$65	$1,434
Diluted earnings per share	$0.08	$-	$0.08

The effect of the adoption of ASU 2014-09 on our unaudited condensed consolidated statement of operations for the thirty-nine weeks ended November 3, 2018 was (in thousands, except per share amounts):

	As Reported	ASU 2014-09 Effect	Excluding ASU 2014-09 Effect
Net sales	$702,718	$(17)	$702,735
Cost of goods sold	$469,082	$42	$469,040
Gross margin	$233,636	$(59)	$233,695
Store operating, selling and administrative expenses	$186,211	$(12)	$186,223
Income before provision for income taxes	$28,965	$(47)	$29,012
Provision for income taxes	$7,179	$(12)	$7,191
Net income	$21,786	$(35)	$21,821
Diluted earnings per share	$1.15	$-	$1.15

Standards that are not yet adopted

In February 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.  Topic 842 was subsequently amended by ASU 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU 2018-10, Codification Improvements to Topic 842, Leases; and ASU 2018-11, Targeted Improvements.  The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on February 3, 2019, with early adoption permitted.  We expect to adopt the new standard on its effective date.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.  An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.  If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date.  The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods.  We expect to adopt the new standard on February 3, 2019, and use the effective date as our date of initial application.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before February 3, 2019.

The new standard provided a number of optional practical expedients in transition.  We expect to elect the “package of practical expedients”, which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard.  We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We expect that this standard will have a material effect on our financial statements.  While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our operating leases and providing significant new disclosures about our leasing activities.  We do not expect a significant change in our leasing activities between now and adoption.

On adoption, we currently expect to recognize additional operating liabilities ranging from $160.0 million to $190.0 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing Hibbett operating leases.  This expectation does not include the impact of leases acquired in connection with the acquisition of City Gear, LLC, which we are currently evaluating.  See Note 3, Pending Acquisition and Note 11, Subsequent Events.  The new standard also provides practical expedients for an entity’s ongoing accounting.  We currently expect to elect the short-term lease recognition exemption for certain classes of underlying assets.  This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.  We also currently expect to elect the practical expedient so as to not separate lease and non-lease components for certain classes of underlying assets.

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations.  As of November 3, 2018, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.

3. Pending Acquisition

On October 29, 2018, through our wholly-owned subsidiary, Hibbett Sporting Goods, Inc., we entered into a Membership Interest and Warrant Purchase Agreement (Purchase Agreement) with City Gear, LLC, a Tennessee limited liability company (City Gear), the members and warrant holders of City Gear named in the Purchase Agreement (collectively, the Sellers), and Jeffrey B. Presley and Harbert Mezzanine Partners II SBIC, L.P. (in their collective capacity as Sellers’ Representative).  Under the Purchase Agreement, which was unanimously approved by our Board of Directors, we agreed to acquire all of the outstanding warrants and equity interests, other than certain preferred membership interests, of City Gear, a privately held city specialty retailer.

The initial purchase price is $88.0 million (Purchase Price) in cash payable at the closing of the transaction (Closing), subject to customary adjustments for City Gear’s cash on hand and net working capital as of the Closing date.  The Purchase Agreement provides that a portion of the Purchase Price will be used at Closing to pay off and redeem the outstanding preferred membership interests in City Gear as well as certain other outstanding indebtedness.  In addition, the aggregate consideration payable to the Sellers in connection with the transaction also includes two contingent payments based on City Gear’s achievement of certain EBITDA (as defined in the Purchase Agreement) thresholds for the 52-week periods ended February 1, 2020 and January 30, 2021, respectively.  The aggregate amount of both contingent payments, if any, will not exceed $25.0 million.

With over 130 stores, the acquisition provides us with substantially greater scale in the athletic specialty market and is an extension of our strategy to provide high demand, branded products to underserved markets.  We expect to incur approximately $5.0 million in acquisition-related expenses through Fiscal 2019, excluding acquisition-related interest expense, of which approximately $1.5 million in non-recurring expenses was incurred and recorded in store operating, selling and administrative expenses for the thirteen weeks ended November 3, 2018.  See Note 11, Subsequent Events.

4. Fair Value of Financial Instruments

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of November 3, 2018 and February 3, 2018 (in thousands):

	November 3, 2018			February 3, 2018
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$161	$-	$-	$463	$-	$-
Long-term investments	2,595	-	-	2,418	-	-
Total investments	$2,756	$-	$-	$2,881	$-	$-

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

5. Debt

On October 29, 2018, we entered into restated agreements with Bank of America, N.A. and Regions Bank providing for an increase in the aggregate amount of credit available to us under each line of credit from $30.0 million to $50.0 million with the intent to borrow approximately $50.0 million from the facilities to finance a portion of the cash purchase price payable in the acquisition of City Gear.

The terms of the Bank of America facility allows for borrowings up to $50.0 million with an interest rate agreed upon between the lender and us at the time a loan is made.  The terms of the Regions Bank facility allows for borrowings up to $50.0 million with an interest rate at one month LIBOR plus 1.5%.  Both facilities are unsecured and expire in October 2021.  Under the provisions of both facilities, we do not pay commitment fees.  However, both are subject to negative pledge agreements that, among other things, restrict liens or transfers of assets including inventory, tangible or intangible personal property and land and land improvements.  At November 3, 2018, a total of $75.0 million was available to us from these facilities.

At February 3, 2018, we had two unsecured credit facilities, which were renewable in March 31 and April 2018, respectively.  The March facility allowed for borrowings up to $30.0 million with an interest rate agreed upon between the lender and us at the time a loan is made.  The April facility allowed for borrowings up to $30.0 million at a rate of one month LIBOR plus 2.5%.  Under the provisions of both facilities, we did not pay commitment fees nor were we subject to covenant requirements.

There were four days during the thirteen and thirty-nine weeks ended November 3, 2018, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $25.0 million and an interest rate of 3.81%.  See Note 11, Subsequent Events.  There were seven days during the 53 weeks ended February 3, 2018, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $4.1 million and $4.9 million, respectively, and an average interest rate of 2.78%.

6. Stock-Based Compensation

The compensation costs that have been charged against income for the thirteen weeks and thirty-nine weeks ended November 3, 2018 and October 28, 2017 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Stock-based compensation expense by type:
Stock options	$8	$8	$185	$181
Restricted stock units	702	796	3,074	2,905
Employee stock purchases	24	19	81	75
Director deferred compensation	24	6	71	18
Total stock-based compensation expense	758	829	3,411	3,179
Income tax benefit recognized	172	305	762	1,151
Stock-based compensation expense, net of income tax	$586	$524	$2,649	$2,028

In the thirteen weeks and thirty-nine weeks ended November 3, 2018 and October 28, 2017, we granted the following equity awards:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Stock options	-	18,577	19,994	38,949
Restricted stock unit awards	-	-	169,572	108,429
Performance-based restricted stock unit awards	-	-	44,700	54,900
Deferred stock units	1,247	417	3,249	904

At November 3, 2018, the total compensation costs related to nonvested restricted stock unit awards not yet recognized was $5.7 million and the weighted-average period over which such awards are expected to be recognized was 3.0 years.  There were no compensation costs related to nonvested stock options at November 3, 2018.

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), a total of 4,435 and 3,361 shares of our common stock were awarded during the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively, as part of the annual equity award to directors in the first quarter.

The weighted-average grant date fair value of stock options granted during the thirty-nine weeks ended November 3, 2018  was $7.15.  The weighted-average grant date fair value of stock options granted during the thirteen and thirty-nine weeks ended October 28, 2017 was $4.20 and $6.20 per share, respectively.

The number of shares purchased, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Shares purchased	6,029	6,239	18,360	16,984
Average price per share	$15.98	$12.11	$17.56	$18.00
Weighted average fair value at grant date	$5.10	$4.52	$4.97	$4.43

7. Earnings Per Share

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Weighted-average shares used in basic computations	18,495	20,318	18,763	20,805
Dilutive equity awards	180	68	181	100
Weighted-average shares used in diluted computations	18,675	20,386	18,944	20,905

For the thirteen weeks ended November 3, 2018, we excluded 251,314 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.  For the thirteen weeks ended October 28, 2017, we excluded 288,235 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We excluded 94,800 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by November 3, 2018.  Assuming the performance-criteria had been achieved as of November 3, 2018, the incremental dilutive impact would have been 72,960 shares.

8. Stock Repurchase Activity

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

During the thirteen weeks ended November 3, 2018, we repurchased 395,450 shares of our common stock at a cost of $7.6 million.  During the thirty-nine weeks ended November 3, 2018, we repurchased 772,051 shares of our common stock at a cost of $16.5 million, including 18,765 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.4 million.

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

As of November 3, 2018, we had approximately $188.0 million remaining under the Program for stock repurchases.  See Note 11, Subsequent Events.

9. Commitments and Contingencies

Lease Commitments.

We have entered into capital leases for certain property.  At November 3, 2018, total capital lease obligations were $2.5 million, of which $0.6 million was included in short-term capital lease obligations and $1.9 million was included in other liabilities on our unaudited condensed consolidated balance sheet.  At February 3, 2018, total capital lease obligations were $3.2 million, of which $0.7 million was included in short-term capital lease obligations and $2.5 million was included in other liabilities on our unaudited condensed consolidated balance sheet.

During the thirteen weeks ended November 3, 2018, we opened seven stores and closed 24 stores, thus decreasing our lease commitments by a net of 17 retail stores.  The stores we opened have initial lease termination dates between August 2023 and November 2028.

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At November 3, 2018 and February 3, 2018, there was $1.3 million and $1.9 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

In addition, the Compensation Committee of the Board has placed performance criteria on awards of restricted stock units (PSUs) to our “named executive officers” as determined in accordance with Item 402(a) of Regulation S-K.  The performance criteria are tied to performance targets with respect to future return on invested capital and earnings before interest and taxes over a specified period of time.  These PSUs are expensed under the provisions of ASC Topic 718, Compensation – Stock Compensation, and are evaluated each quarter to determine the probability that the performance conditions set within will be met.

Legal Proceedings and Other Contingencies.

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  No material amounts were accrued at November 3, 2018 or February 3, 2018 pertaining to legal proceedings or other contingencies.

10. Income Taxes

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

At November 3, 2018, we had a liability of $1.3 million associated with unrecognized tax benefits.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2016 or by most state taxing jurisdictions for years prior to Fiscal 2015.

11. Subsequent Events

Acquisition:  On November 5, 2018, we completed the acquisition of City Gear pursuant to the Purchase Agreement dated October 29, 2018 with an effective date of November 4, 2018. As a result of the transaction, City Gear became an indirect wholly-owned subsidiary of the Company.  We funded the acquisition with cash on hand and a total of $50.0 million in borrowings from our amended credit facilities.  Of the $50.0 million in total borrowings, we borrowed $25.0 million in the thirteen weeks ended November 3, 2018.  City Gear will be included in our consolidated financial statements and footnote disclosures beginning with our reporting period ending February 2, 2019.  We are presently conducting a valuation analysis to determine the allocation of the purchase price to the underlying assets acquired and liabilities assumed in the transaction.  See Note 3, Pending Acquisition.

For additional discussion of the City Gear acquisition, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part 1, Item 2 of this Form 10-Q.

Debt:  On November 5, 2018, we borrowed an additional $25.0 million for a total of $50.0 million from our credit facilities  in connection with the closing of the City Gear acquisition.  At December 11, 2018, a total of $59.3 million was available to us from these facilities.  See Note 5, Debt.

Stock Repurchase:  On November 29, 2018, our Board authorized the continuation of our existing Stock Repurchase Program (Program) until January 29, 2022.  The Program authorizes repurchases of our common stock in open market or negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.  In addition to the Program, we also acquire shares of our common stock from holders of restricted stock unit awards to satisfy tax withholding requirements due at vesting.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program authorization.  As of December 11, 2018, we had purchased 4,854,316 shares of our common stock at a cost of approximately $114.1 million under the Program, leaving approximately $188.0 million remaining for future stock repurchases under the Program’s original authorization of $300.0 million that was approved by the Board on November 19, 2015.  See Note 8, Stock Repurchase Activity.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Notice Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “forecast,” “guidance,” “outlook,” “estimate” “will,” “may,” “could,” “possible,” “potential” or other similar words, phrases or expressions.  For example, our forward-looking statements include statements regarding:

•	our expectations concerning store growth, product margin, the remodeling, relocation or expansion of selected existing stores, and growth in our e-commerce business;
•	our expectations concerning cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our expectations concerning the impact of the acquisition of City Gear, including the amount and timing of acquisition-related expenses;
•	the expected impact of the 53rd week shift and the sale of our Team Division on net sales for the fourth quarter of Fiscal 2019;
•	our ability and plans to renew our credit facilities;
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

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and intentions may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors,” “Business” and “Properties” in our Form 10-K for the fiscal year ended February 3, 2018 filed with the Securities and Exchange Commission on March 30, 2018, and the risks and uncertainties relating to the City Gear acquisition described in Part II, Item 1A, “Risk Factors” in this report.  You should also read such information in conjunction with our unaudited condensed financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

General Overview

Hibbett, headquartered in Birmingham, Alabama, is a leading athletic-inspired fashion retailer with more than 1,000 Hibbett Sports stores nationwide, primarily located in small and mid-sized communities.  Additionally, effective as of November 4, 2018, Hibbett owns and operates more than 130 City Gear specialty retail stores.  Founded in 1945, Hibbett has a rich history of convenient locations, personalized customer service and access to coveted footwear, apparel and equipment from top brands like Nike, Jordan, Adidas, and Under Armour.  Consumers can browse styles, find new releases, shop looks and make purchases online or in their nearest store by visiting www.hibbett.com or www.citygear.com.  Follow us @hibbettsports and @citygear.  We became a public company in October 1996.

The Hibbett Sports store is our primary retail format and is an approximately 5,000 square foot store located primarily in strip centers which are usually near a major chain retailer such as a Wal-Mart store.  Our Hibbett Sports store base consisted of 79.7% of our stores located in strip centers, which includes free-standing stores and 20.3% in enclosed mall locations as of November 3, 2018.

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

Due to the 53rd week in Fiscal 2018, each quarter in Fiscal 2019 starts one week later than the same quarter in Fiscal 2018.  The charts below present comparable sales and net sales for Fiscal 2018 as originally reported and as adjusted to represent the same thirteen-week period as the Fiscal 2019 quarters:

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Comparable sales change (originally reported)	-4.9%	-11.7%	-1.3%	1.6%	-3.8%
Comparable sales change (adjusted for week shift)	-4.8%	-11.0%	0.3%	1.0%	-3.6%
Impact of week shift	0.1%	0.7%	1.6%	-0.6%	0.2%

	Fiscal 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales (originally reported)	$275.7	$188.0	$237.8	$266.7	$968.2
Net sales (adjusted for one week)	$275.2	$206.0	$220.6	$265.8	$967.6
Impact of week shift	$(0.5)	$18.0	$(17.2)	$(0.9)	$(0.6)

Comparable sales data for the periods presented reflects sales for our retail stores open throughout the period and the corresponding period of the prior fiscal year, and e-commerce sales.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable sales base until it has been open a full 12 months.  During the thirteen and thirty-nine weeks ended November 3, 2018, we included 996 and 977 stores in comparable sales, respectively.

Executive Summary

Net sales for the thirteen weeks ended November 3, 2018, decreased 8.8% to $216.9 million compared with $237.8 million for the thirteen weeks ended October 28, 2017.  This includes a decrease of $17.3 million due to the week shift resulting from the 53rd week last year and a decrease of $2.4 million due to the sale of our Team Division in December 2017.  For the fourth quarter ending on February 2, 2019, the 53rd week shift and the sale of our Team Division will result in a negative impact to sales of $0.9 million and $1.8 million, respectively.  Comparable store sales increased 0.1% for the thirteen weeks ended November 3, 2018, with strong performance in branded apparel offset by weaker performance in licensed, equipment and accessories.  E-commerce sales continue to increase, and accounted for 8.8% of total sales for the period compared to 8.0% of total sales for the second quarter ended August 4, 2018.

Gross margin was 32.5% of net sales for the thirteen weeks ended November 3, 2018, compared with 32.0% for the thirteen weeks ended October 28, 2017.  The increase in the gross margin percentage was mainly due to fewer clearance markdowns, partially offset by de-leverage of logistics and store occupancy expenses associated with lower net sales.  At the end of the third quarter of Fiscal 2019, aged inventory levels were significantly improved compared with the same period last year.

Net sales for the thirty-nine weeks ended November 3, 2018, increased 0.2% to $702.7 million compared with $701.5 million for the thirty-nine weeks ended October 28, 2017.  This includes a decrease of $5.8 million due to the sale of our Team Division in December 2017.  Comparable store sales increased 1.4%, with strong performance in branded apparel, footwear and cleats.  E-commerce sales accounted for 7.8% of total sales for the period.

Gross margin was 33.2% of net sales for the thirty-nine weeks ended November 3, 2018, compared with 32.6% for the thirty-nine weeks ended October 28, 2017.  The increase in the gross margin percentage was mainly due to fewer clearance markdowns and a decline in store occupancy expenses due to fewer stores.

During the third quarter of Fiscal 2019, we opened seven new stores and closed 24 underperforming stores, bringing the store base to 1,042 in 35 states as of November 3, 2018.  In addition, we relocated one store.  We ended the third quarter of Fiscal 2019 with $121.2 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet.  As of November 3, 2018, we had $25.0 million outstanding and $75.0 million available under our unsecured credit facilities. We also acquired 395,450 shares of our common stock for a total expenditure of $7.6 million during the thirteen weeks ended November 3, 2018.

On October 29, 2018, we entered into an agreement to purchase City Gear, a privately held city specialty retailer, for an initial purchase price of $88.0 million in cash payable at the closing of the transaction with two contingent payments (not to exceed $25.0 million) based on defined financial performance of City Gear over the next two fiscal years.  In addition, we amended our two credit facilities from $30.0 million each to $50.0 million each to provide the flexibility to borrow up to $50.0 million from the facilities to finance a portion of the cash purchase price payable to the sellers of City Gear.  Effective November 4, 2018, we closed the transaction with City Gear using cash on hand and $50.0 million in borrowings from the two facilities.  We expect to incur approximately $5.0 million in acquisition-related expenses through Fiscal 2019, excluding acquisition-related interest expense, of which approximately $1.5 million in non-recurring expenses had been incurred as of November 3, 2018.

About Non-GAAP Measures

This MD&A includes certain non-GAAP financial measures, including adjusted net income, earnings per diluted share and SG&A expenses as a percentage of net sales.  We believe that non-GAAP net income, earnings per diluted share and SG&A expenses as a percentage of net sales, which exclude the effect of non-recurring expenses related to the acquisition of City Gear, are useful measures for providing more accurate comparisons of our current financial results to historical operations, forward looking guidance and the financial results of peer companies.  These acquisition-related costs for the third quarter of Fiscal 2019 include professional service fees and expenses consisting primarily of investment banking, legal and accounting fees and expenses.  In future periods, such acquisition-related costs may include one or more of the following categories of expenses:  (i) transition and integration costs, (ii) professional service fees and expenses and (iii) acquisition-related adjustments.

While we use these non-GAAP financial measures as a tool to enhance our understanding of certain aspects of our financial performance, our management does not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial statements.  Consistent with this approach, we believe that disclosing non-GAAP financial measures to the readers of our financial statements provides such readers with useful supplemental data that, while not a substitute for GAAP financial statements, allows for greater transparency in the review of our financial and operational performance.  It should be noted as well that our non-GAAP information may be different from the non-GAAP information provided by other companies.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our critical and significant accounting policies and estimates are described more fully in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, as filed on March 30, 2018.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements.  The adoption of ASU 2014-09 is discussed in Notes 1 and 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended November 3, 2018, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
Statements of Operations
Net sales (decrease) increase	-8.8%		0.4%		0.2%		-3.4%
Comparable sales increase (decrease)	0.1%	[1]	-1.3%	[2]	1.4%	[1]	-5.7%	[2]
Gross margin (as a % to net sales)	32.5%		32.0%		33.2%		32.6%
Store operating, selling and administrative expenses (as a % to net sales)	28.7%		24.4%		26.5%		24.2%
Depreciation and amortization (as a % to net sales)	2.9%		2.7%		2.7%		2.6%
Provision for income taxes (as a % to net sales)	0.3%		1.8%		1.0%		2.2%
Net income (as a % to net sales)	0.7%		3.2%		3.1%		3.6%

Diluted earnings per share	$0.08		$0.37		$1.15		$1.21
Weighted-average dilutive shares (in thousands)	18,675		20,386		18,944		20,905

Balance Sheets
Ending cash and cash equivalents (in thousands)	$121,177		$58,325
Average inventory per store	$246,501		$245,307

Store Information
Beginning of period	1,059		1,080		1,079		1,078
New stores opened	7		13		20		32
Stores closed	(24)		(11)		(57)		(28)
End of period	1,042		1,082		1,042		1,082

Stores expanded or relocated	1		2		9		12
Estimated square footage at end of period (in thousands)	5,957		6,158

Share Repurchase Activity
Shares purchased	395,450		1,200,470		772,051		2,231,213
Cost (in thousands)	$7,625		$15,929		$16,474		$45,180

1)  Represents the increase in comparable sales from the thirteen and thirty-nine weeks ended November 4, 2017, to the thirteen and thirty-nine weeks ended November 3, 2018.
2)  As originally reported for the third quarter ended October 28, 2017.  The comparable sales decrease was 0.3% for the thirteen weeks and the comparable store sales decrease was 5.2% for the thirty-nine weeks ended October 28, 2017, adjusted for the week shift due to the 53rd week in Fiscal 2018.

Thirteen Weeks Ended November 3, 2018 Compared to Thirteen Weeks Ended October 28, 2017

Net sales.  Net sales decreased $20.9 million, or 8.8%, to $216.9 million for the thirteen weeks ended November 3, 2018 from $237.8 million for the comparable period in the prior year.  Furthermore:

•	We opened seven Hibbett Sports stores and closed 24 underperforming stores. In addition, we relocated one store.
•
A decrease of $17.3 million in net sales was due to the week shift resulting from the 53rd week last year, and a decrease of $2.4 million was due to the sale of our Team Division in December 2017.  A negative impact of $0.9 million and $1.8 million from the 53rd week shift and the sale of our Team Division, respectively, will be realized in the fourth quarter ending February 2, 2019.

•	Comparable store sales increased 0.1% mainly due to strength in branded apparel, partially offset by weakness in licensed products, equipment and accessories.
•	Footwear was slightly positive with a high single-digit increase in men’s, offset by declines in women’s and kids.
•
Branded apparel experienced a high single-digit increase, and has been positive for four consecutive quarters.  Strength was driven by a double-digit increase in men’s and a high single-digit increase in women’s.  Increased investments in extended sizes in both men’s and women’s apparel also performed well.  Trend-relevant sportswear with a strong connection to footwear continued to be the primary driver of the increase.

•
Licensed products experienced a high single-digit decline, although college and NFL showed improvement from recent trends with a low single-digit decrease.  MLB experienced a double-digit decline due to the Astros World Series win last year.

•	Accessories experienced a mid-single digit decline with weak performance in socks and hydration, partially offset by gains in backpacks, cross body bags and footwear cleaner.
•	Equipment experienced a high single-digit decline due to weakness in fitness, football and basketball, partially offset by positive results in baseball, softball and volleyball.

Gross margin.  Cost of goods sold includes the cost of inventory, logistics expenses and store occupancy costs.  Gross margin was $70.5 million, or 32.5% of net sales, in the thirteen weeks ended November 3, 2018, compared with $76.1 million, or 32.0% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Product margin increased 113 basis points as a percentage of net sales primarily due to fewer markdowns resulting from lower aged inventory levels.
•	Logistics expenses increased 13 basis points as a percentage of net sales primarily due to de-leverage from lower net sales.
•	Store occupancy expense increased 50 basis points as a percentage of net sales primarily due to de-leverage from lower net sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $62.3 million, or 28.7% of net sales, for the thirteen weeks ended November 3, 2018, compared to $58.0 million, or 24.4% of net sales, for the comparable period a year ago.  Excluding approximately $1.5 million (70 basis points as a percentage of net sales) in non-recurring costs related to the acquisition of City Gear, store operating, selling and administrative expenses were $60.8 million, or 28.0% of net sales.  Additionally, these expenses increased as a percentage of net sales due to a decrease of $17.3 million in net sales due to the week shift resulting from the 53rd week last year.  Furthermore:

•	Salary costs increased 91 basis points as a percentage of net sales primarily due to de-leverage associated with lower net sales.
•	Advertising costs increased 60 basis points due to additional direct mail initiatives to drive store traffic, and advertising related to e-commerce.
•	Data processing costs increased 35 basis points as a percentage of net sales mainly due to order processing, customer care, and other variable costs related to e-commerce.
•	Benefit costs increased 17 basis points as a percentage of net sales mainly due to de-leverage associated with lower net sales.
•	Professional fees increased 8 basis points as a percentage of net sales due to costs associated with the rollout of Buy Online, Pick up in Store and Reserve Online.

Depreciation and amortization.  Depreciation and amortization increased 26 basis points as a percentage of net sales for the thirteen weeks ended November 3, 2018 compared to the same period of the prior fiscal year.  This increase was mainly due to the acceleration of depreciation for stores likely to close.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 29.3% and 35.5% for the thirteen weeks ended November 3, 2018 and October 28, 2017, respectively.  The decrease in rate was primarily due to the Tax Cuts and Jobs Act, which lowered the statutory federal income tax rate from 35% to 21%.

Non-GAAP financial measures.  The following table provides a reconciliation of our unaudited condensed consolidated statement of operations for the thirteen weeks ended November 3, 2018, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.  For more information regarding our non-GAAP financial measures, see “Executive Summary – About Non-GAAP Measures” above.

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirteen Weeks Ended November 3, 2018
	GAAP Basis (As Reported)	Non-Recurring Acquisition Costs (1)	Non-GAAP Basis November 3, 2018
Net sales	$216,888	$-	$216,888
Cost of goods sold	146,376	-	146,376
Gross margin	70,512	-	70,512
Store operating, selling and administrative expenses	62,342	1,528	60,814
Depreciation and amortization	6,328	-	6,328
Operating income	1,842	(1,528)	3,370
Interest (income) expense, net	(277)	-	(277)
Income before provision for income taxes	2,119	(1,528)	3,647
Provision for income taxes	620	(447)	1,067
Net income	$1,499	$(1,081)	$2,580

Basic earnings per share	$0.08	$(0.06)	$0.14
Diluted earnings per share	$0.08	$(0.06)	$0.14

(1) Non-recurring acquisition costs represent costs incurred through November 3, 2018, related to the acquisition of City Gear, LLC and consists primarily of legal, accounting and professional fees.

Thirty-Nine Weeks Ended November 3, 2018 Compared to Thirty-Nine Weeks Ended October 28, 2017

Net sales.  Net sales increased $1.2 million, or 0.2%, to $702.7 million for the thirty-nine weeks ended November 3, 2018 from $701.5 million for the comparable period in the prior year.  Furthermore:

•	We opened 20 Hibbett Sports stores and closed 57 underperforming stores. In addition, we expanded six high-performing stores and relocated three stores.
•	Comparable store sales increased 1.4% mainly due to strength in branded apparel, footwear and cleats partially offset by weakness in licensed products, equipment, and accessories.
•	A decrease of $5.8 million of net sales was realized due to the sale of our Team Division in December 2017.
•	Footwear experienced a low single-digit increase, driven by strength in lifestyle partially offset by weakness in performance running.
•	Branded apparel experienced a high single-digit increase, with broad-based strength across men’s, women’s and kids.
•	Licensed products experienced a double-digit decline, with weakness in college, MLB and NBA.
•	Accessories experienced a high single-digit decline mainly due to weakness in socks and hydration.
•	Equipment experienced a mid single-digit decline due to weakness in football, basketball and fitness.

Gross margin.  Cost of goods sold includes the cost of inventory, logistics expenses and store occupancy costs.  Gross margin was $233.6 million, or 33.2% of net sales, in the thirty-nine weeks ended November 3, 2018, compared with $228.7 million, or 32.6% of net sales, in the same period of the prior fiscal year.  Furthermore:

•	Product margin increased 38 basis points as a percentage of net sales.
•	Logistics expenses were relatively flat increasing three basis points as a percentage of net sales.
•	Store occupancy expense decreased 29 basis points as a percentage of net sales primarily due to fewer stores and higher e-commerce sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $186.2 million, or 26.5% of net sales, for the thirty-nine weeks ended November 3, 2018, compared to $169.9 million, or 24.2% of net sales, for the comparable period a year ago.  Excluding approximately $1.5 million (22 basis points as a percentage of net sales) in non-recurring costs related to the acquisition of City Gear, store operating, selling and administrative expenses were $184.7 million, or 26.3% of net sales.  Furthermore:

•
Salary costs increased 76 basis points as a percentage of net sales primarily due to wage increases against relatively flat sales.  Benefit costs increased 36 basis points as a percentage of net sales primarily due to increased health care costs.

•	Advertising costs increased 75 basis points due to additional direct mail initiatives to drive store traffic and advertising related to e-commerce.
•	Data processing costs increased 69 basis points as a percentage of net sales mainly due to order processing, customer care and other variable costs related to e-commerce.
•	Professional fees decreased 16 basis points as a percentage of sales mainly due to reduced consulting and development costs associated with the e-commerce website and mobile app.

Depreciation and amortization.  Depreciation and amortization increased 11 basis points as a percentage of net sales for the thirty-nine weeks ended November 3, 2018 compared to the same period of the prior fiscal year.  This increase was mainly due to capitalization of costs associated with the new mobile app, other IT related projects and the acceleration of depreciation for stores likely to close.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 24.8% and 37.7% for the thirty-nine weeks ended November 3, 2018 and October 28, 2017, respectively.  The decrease in rate was primarily due to the Tax Cuts and Jobs Act, which lowered the statutory federal income tax rate from 35% to 21%.

Non-GAAP financial measures.  The following table provides a reconciliation of our unaudited condensed consolidated statement of operations for the thirty-nine weeks ended November 3, 2018, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.  For more information regarding our non-GAAP financial measures, see “Executive Summary – About Non-GAAP Measures” above.

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
(Unaudited)

	Thirty-Nine Weeks Ended November 3, 2018
	GAAP Basis (As Reported)	Non-Recurring Acquisition Costs (1)	Non-GAAP Basis November 3, 2018
Net sales	$702,718	$-	$702,718
Cost of goods sold	469,082	-	469,082
Gross margin	233,636	-	233,636
Store operating, selling and administrative expenses	186,211	1,528	184,683
Depreciation and amortization	18,847	-	18,847
Operating income	28,578	(1,528)	30,106
Interest (income) expense, net	(387)	-	(387)
Income before provision for income taxes	28,965	(1,528)	30,493
Provision for income taxes	7,179	(379)	7,558
Net income	$21,786	$(1,149)	$22,935

Basic earnings per share	$1.16	$(0.06)	$1.22
Diluted earnings per share	$1.15	$(0.06)	$1.21

(1) Non-recurring acquisition costs represent costs incurred through November 3, 2018, related to the acquisition of City Gear, LLC and consists primarily of legal, accounting and professional fees.

Liquidity and Capital Resources

Our capital requirements relate primarily to new store openings, stock repurchases, facilities and systems to support company growth and working capital requirements.  Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year.  Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under our credit facilities.  We use excess cash to invest in interest bearing securities and money market accounts, as well as to offset bank fees.

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Net cash provided by operating activities	$52,473	$83,273
Net cash used in investing activities	(13,692)	(18,836)
Net cash provided by (used in) financing activities	8,852	(45,070)
Net increase in cash and cash equivalents	$47,633	$19,367

Operating Activities.

We use cash flow from operations to increase inventory in advance of peak selling seasons, such as spring sports, back-to-school and winter holidays.  Inventory levels are reduced following peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $52.5 million for the thirty-nine weeks ended November 3, 2018 compared with net cash provided by operating activities of $83.3 million for the thirty-nine weeks ended October 28, 2017.  Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities.  Adjustments to net income for non-cash items include depreciation and amortization, deferred income taxes and stock-based compensation.  The primary drivers of operating activities were net income ($21.8 million), depreciation and amortization ($18.8 million) and an increase in accounts payable ($15.8 million).  The increase in accounts payable was primarily due to the timing of inventory receipts compared to the prior year.  Net inventories increased $2.7 million as selections increased for the holiday season.  Accounts payable and net inventories fluctuate between quarters due to the seasonality of purchases.

Investing Activities.

Net cash used in investing activities in the thirty-nine weeks ended November 3, 2018 totaled $13.7 million compared with net cash used in investing activities of $18.8 million in the thirty-nine weeks ended October 28, 2017.  Capital expenditures used $13.9 million of cash in the thirty-nine weeks ended November 3, 2018 versus $18.9 million of cash in the thirty-nine weeks ended October 28, 2017.  Capital expenditures were used mainly to open new stores, remodel, expand or relocate existing stores, and to invest in our new mobile app and other omni-channel initiatives.

We opened 20 new stores and relocated or expanded nine existing stores during the thirty-nine weeks ended November 3, 2018 as compared to opening 32 new stores and relocating or expanding 12 existing stores during the thirty-nine weeks ended October 28, 2017.  We remodeled 61 existing stores during the thirty-nine weeks ended November 3, 2018 as compared to 35 existing stores during the thirty-nine weeks ended October 28, 2017.

We estimate the cash outlay for capital expenditures in the fiscal year ending February 2, 2019 will be approximately $18.0 million to $22.0 million, which relates to expenditures for:

•	continued enhancements to our omni-channel capability (including our new mobile app);
•	information system infrastructure, projects, and security;
•	the opening of new stores, and the remodeling, relocation or expansion of selected existing stores; and
•	other departmental needs.

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

Financing Activities.

Net cash provided by financing activities was $8.9 million in the thirty-nine weeks ended November 3, 2018 compared to net cash used in financing activities of $45.1 million in the prior year period.  During the thirty-nine weeks ended November 3, 2018, we borrowed $25.0 million against our credit facilities in the acquisition of City Gear.  We also repurchased $16.5 million of our common stock, including $0.4 million from holders of restricted stock unit awards to satisfy tax withholding requirements.  During the thirty-nine weeks ended October 28, 2017, we repurchased $45.2 million of our common stock, including $0.7 million from holders of restricted stock unit awards to satisfy tax withholding requirements.  See Note 7 to the unaudited condensed consolidated financial statements, “Stock Repurchase Activity”.  On November 5, 2018, we subsequently borrowed an additional $25.0 million to complete the acquisition of City Gear, which will be reflected in financing activities for the fourth quarter ended February 2, 2019.

At November 3, 2018, we had two unsecured credit facilities; one which allows for borrowings up to $50.0 million with an interest rate agreed upon between the lender and us at the time a loan is made and one which allows for borrowings up to $50.0 million with an interest rate at one month LIBOR plus 1.5%.  Both facilities expire in October 2021.  We do not pay commitment fees.  However, both are subject to negative pledge agreements that, among other things, restrict liens or transfers of assets including inventory, tangible or intangible personal property and land and land improvements.  At November 3, 2018, a total of $75.0 million was available to us from these facilities.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of November 3, 2018.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

We also have financial institutions that are committed to provide loans under our revolving credit facilities.  There is a risk that these institutions cannot deliver against these obligations.  For a further discussion of this risk and risks related to our deposits, see “Risk Factors” in our Form 10-K for the fiscal year ended February 3, 2018.

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

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of November 3, 2018.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended November 3, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at November 3, 2018 or February 3, 2018.

ITEM 1A.	Risk Factors.

We operate in an environment that involves a number of risks and uncertainties which are described in our Form 10-K for the year ended February 3, 2018.  If any of the risks described in our Fiscal 2018 Form 10-K were to actually occur, our business, operating results and financial results could be adversely affected.  There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended February 3, 2018, with the exception of risks and uncertainties related to the acquisition of City Gear.

Risks and uncertainties related to the acquisition of City Gear include, among others: potential adverse reactions or changes to business or employee relationships resulting from the acquisition; competitive responses to the acquisition; costs and difficulties related to the integration of City Gear’s business and operations with our business and operations; the inability to obtain, or delays in obtaining, the cost savings and synergies contemplated by the acquisition; uncertainty of the expected financial performance of the combined company; the allocation of the acquisition price to net assets acquired in accordance with applicable accounting rules and methodologies; unexpected costs, charges or expenses resulting from the acquisition; the potential for litigation or governmental investigations relating to the acquisition; the inability to retain key personnel; any changes in general economic and/or industry specific conditions; and the effect of new laws, tariffs and governmental regulations on the combined company.  The foregoing list of risks related to the acquisition of City Gear is not exhaustive. Consequentially, investors and stockholders should carefully consider the foregoing factors, along with the other risks and uncertainties described in our Form 10-K for the fiscal year ended February 3, 2018 filed with the Securities and Exchange Commission on March 30, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the thirteen weeks ended November 3, 2018 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
August 5, 2018 to September 1, 2018	82,500	$19.76	82,500	$194,029
September 2, 2018 to October 6, 2018	187,200	$19.53	187,200	$190,372
October 7, 2018 to November 3, 2018	125,750	$18.60	125,750	$188,034
Total	395,450	$19.28	395,450	$188,034

(1)
In November 2015, the Board authorized a Stock Repurchase Program (Program) of $300.0 million to repurchase our common stock through February 2, 2019 that replaced an existing authorization.  See Note 7, Stock Repurchase Activity and Note 11, Subsequent Events, to the unaudited condensed consolidated financial statements.

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

HIBBETT SPORTS, INC.

Date: December 13, 2018	By:	/s/ Scott J. Bowman
Scott J. Bowman
Senior Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and Bylaws
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

Material Agreements
10.1
Membership Interest and Warrant Purchase Agreement; incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2018.

10.2
Second Amended and Restated Demand Note with Bank of America, N.A.; incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2018.

10.3
Amended and Restated Demand Note with Regions Bank; incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2018.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 3, 2018, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at November 3, 2018 and February 3, 2018; (ii) the Unaudited Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended November 3, 2018 and October 28, 2017; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 3, 2018 and October 28, 2017; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within