Form 10-K
period 2019-02-02
HIBBETT SPORTS INC
filed 2019-04-18
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 2, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:  __________________________ to __________________________

Commission file number:          000-20969

HIBBETT SPORTS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-8159608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2700 Milan Court, Birmingham, Alabama  35211
(Address of principal executive offices, including zip code)

205-942-4292
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value Per Share	NASDAQ Global Select Market
Title of Class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $444,759,513 on August 4, 2018, based on the closing sale price of $24.15 at August 3, 2018 for the common stock on such date on the NASDAQ Global Select Market.

The number of shares outstanding of the Registrant’s common stock, as of April 2, 2019, was 18,384,835.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on May 23, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.  Registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 23, 2019.

Index
HIBBETT SPORTS, INC.

Index
Introductory Note

References to “we”, “our”, “us”, “Hibbett” and the “Company” used throughout this document refer to Hibbett Sports, Inc. and its subsidiaries.  Unless specifically indicated otherwise, any reference to the following years or fiscal years relates to:

Year	Related Fiscal Year End	Weeks in Fiscal Period
2020 or Fiscal 2020	February 1, 2020	52
2019 or Fiscal 2019	February 2, 2019	52
2018 or Fiscal 2018	February 3, 2018	53
2017 or Fiscal 2017	January 28, 2017	52

PART 1

Item 1.	Business.

Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements address future events, developments and results and do not relate strictly to historical facts.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “could,” “expect,” “intend,” “may,” “outlook,” “forecast,” “guidance,” “continue,” “plan,” “predict,” “should,” “will,” “target,” “estimate” or other similar words, phrases or expressions, whether in the negative or affirmative.     For example, our forward-looking statements include statements regarding:

•	our plans, expectations and estimates concerning the integration of City Gear, LLC (City Gear) and related costs;
•	our ability to retain key personnel at Hibbett and City Gear;
•	our anticipated net sales, comparable store net sales changes, net sales growth, gross margins, expenses and earnings;
•	our business strategy, omni-channel platform, logistics structure, target market presence and the expected impact of such factors on our net sales growth;
•
our store growth, including our plans to add, expand, relocate or close stores, our markets’ ability to support such growth, expected changes in total square footage, our ability to secure suitable locations for new stores and the suitability of our wholesale and logistics facility;

•	our expectations regarding the growth of our online business and the role of technology in supporting such growth;
•	our policy of leasing rather than owning stores and our ability to renew or replace store leases satisfactorily;
•	the cost of regulatory compliance, including the costs and possible outcomes of pending legal actions and other contingencies;
•	our cash needs, including our ability to fund our future capital expenditures, working capital requirements and repurchases of Company common stock under our repurchase program;
•	our analysis of our risk factors and their possible effect on financial results;
•	our ability and plans to renew our credit facilities;
•	our expectations regarding our capital expenditures and dividend policy;
•	our seasonal sales patterns and assumptions concerning customer buying behavior;
•	our expectations regarding competition;
•
our estimates and assumptions as they relate to the fair value of assets acquired and liabilities assumed in the purchase of City Gear, preferable tax and financial accounting methods, accruals, inventory valuations, long-lived assets, store closure charges, carrying amount and liquidity of financial instruments, fair value of options and other stock-based compensation, economic and useful lives of depreciable assets and leases, income tax liabilities, deferred taxes and uncertain tax positions;

•	our expectations concerning future stock-based award types and the exercise of outstanding stock options;

Index
•	the possible effect of inflation, market decline and other economic changes on our costs and profitability;
•	our assessment of the materiality and impact on our business of recent accounting pronouncements adopted by the Financial Accounting Standards Board;
•	the possible effects of uncertainty within the capital markets, on the commercial credit environment and on levels of consumer confidence;
•	our analyses of trends as related to marketing, sales and earnings performance;
•	our ability to receive favorable brand name merchandise and pricing from key vendors;
•	the future reliability of, and cost associated with, our sources of supply, particularly imported goods;
•	our relationships with vendors and the loss of key vendor support;
•	our plans, expectations and abilities relating to cybersecurity; and
•	our ability to mitigate the risk of possible business interruptions.

A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances.  You should not place undue reliance on forward-looking statements.  Our forward-looking statements are all based on currently available operating, financial and business information and speak only as of the date of this Annual Report on Form 10-K.  Our business, financial condition, results of operations and prospects may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.  Moreover, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on our forward-looking statements.

We do not undertake to publicly update or revise any forward-looking statements after the date of this Form 10-K, whether as a result of new information, future events, or otherwise, and you should not expect us to do so.

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

In November 2018, we acquired City Gear, LLC (City Gear), a privately held city specialty retailer with over 130 stores.  The City Gear acquisition provides us with substantially greater scale in the athletic specialty market and is an extension of our strategy to provide high demand, branded products to underserved markets.  Today, we are a leading athletic-inspired omni-channel retailer operating stores primarily located in small and mid-sized communities, and e-commerce websites under hibbett.com and citygear.com.  As of February 2, 2019, we operated a total of 1,163 stores consisting of 1,025 Hibbett stores and 138 City Gear stores in 35 states.  Overall, our stores are approximately 5,500 square feet and are located primarily in strip centers frequently influenced by a major chain retailer.

Index
Our primary merchandising strategy is to provide a broad assortment of quality brand name footwear, apparel, accessories and athletic equipment at competitive prices in a conveniently located full-service environment.  At the end of the second quarter of Fiscal 2018, we successfully launched our e-commerce website.  We will continue to grow our online business aggressively, while continuing to enhance our stores to improve the overall customer experience.  We believe that the breadth and depth of our brand name merchandise consistently exceeds the product selection carried by most of our competitors, particularly in our smaller markets.  Many of these brand name products are highly technical and require expert sales assistance.  We continuously educate our sales staff on new products and trends through coordinated efforts with our vendors.

Our Executive Officers

Our current executive officers and their prior business experience are as follows:

Jeffry O. Rosenthal, age 61, has been our Chief Executive Officer and President since March 2010.  He also currently serves on our Board of Directors.  Formerly, he served as President and Chief Operating Officer from February 2009 through March 2010 and as Vice President of Merchandising from August 1998 through February 2009.  Prior to joining us, Mr. Rosenthal was Vice President and Divisional Merchandise Manager for Apparel with Champs Sports, a division of Foot Locker, Inc., from 1981 to 1998.

Scott J. Bowman, age 52, was hired as our Senior Vice President and Chief Financial Officer in July 2012.  Prior to joining us, Mr. Bowman was Division Chief Financial Officer – Northern Division of The Home Depot, a large home improvement retailer.  Previously, Mr. Bowman served The Home Depot as their Senior Director, Finance – IT for approximately three years.  In prior retail experience, he has worked in various controller and accounting management positions.

Jared S. Briskin, age 46, was appointed our Senior Vice President and Chief Merchant in September 2014.  Formerly, he served as Vice President/Divisional Merchandise Manager of Footwear and Equipment from March 2010 through September 2014 and Vice President/Divisional Merchandise Manager of Apparel and Equipment from June 2004 through March 2010.  Prior to his appointment to Vice President in 2004, Mr. Briskin held various merchandising positions across multiple categories since joining the Company in April 1998.

Cathy E. Pryor, age 55, has been our Senior Vice President of Operations since 2012.  Formerly, she served as Vice President of Operations from 1995 to 2012.  She joined our Company in 1988 serving in areas of increasing responsibility including district manager and Director of Store Operations.

Our Employees

As of February 2, 2019, we employed approximately 10,600 employees, of which approximately 3,600 are full‑time employees.  None of our employees are represented by a labor union.  The number of part‑time employees fluctuates depending on seasonal needs.  We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.  We have implemented programs in our stores and corporate offices to ensure that we hire and promote the most qualified employees in a non-discriminatory way.

Employee Development:  We develop our training programs in a continuing effort to service the needs of our customers and employees.  These programs include online and DVD training in all stores for the latest in technical detail of new products and new operational and customer service techniques.  We also have an intensive, five-day session designed specifically for new store managers.  Periodically, we conduct shorter onsite training sessions for all or a specific group of employees as needed.  Because we primarily promote or relocate current employees to serve as managers for new stores, training and assessment of our employees is essential to our sustained growth.

Index
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

We strive to hire enthusiastic sales people with an interest in sports and athletics-inspired fashion.  Our extensive training program focuses on product knowledge and selling skills and is conducted through the use of in-store clinics, interactive group discussions and store associate training, self-study courses and Hibbett University designed specifically for store management.

Our Store Banners

Hibbett Sports:  As of February 2, 2019, we operated 1,007 Hibbett Sports stores.  These stores average approximately 5,700 square feet and are located primarily in strip centers, usually near a major chain retailer such as a Wal-Mart store.  We operated 809 Hibbett Sports stores in strip centers, which includes free-standing stores, and 198 stores in enclosed malls, the majority of which are the only enclosed malls in their county.

City Gear:  In November 2018, we acquired 136 City Gear stores and as of February 2, 2019, operated 138 City Gear stores which average 5,000 square feet and are located primarily in strip centers.  We operated 97 City Gear stores in strip centers, which includes free-standing stores, and 41 stores in enclosed malls.

Sports Additions:  We operate 18 Sports Additions (SA) stores, which average 2,500 square feet and are located primarily in enclosed malls.  Approximately 90% of the merchandise carried in our SA stores is athletic footwear with the remainder consisting of headwear and apparel.

Team:  In December 2017, we sold a portion of the assets and ceased the operations of Hibbett Team Sales, Inc. (Team), a wholly‑owned subsidiary of the Company.  Team was a supplier of customized athletic apparel, equipment and footwear primarily to school athletic programs in Alabama and parts of Georgia, Florida and Mississippi.  Team sold its merchandise directly to educational institutions and youth associations.  The operations of Team were independent of the operations of our retail stores.

In selecting retail locations, we consider the size, demographics, quality of real estate and competitive conditions in each market.  Our stores offer a core merchandising mix of localized footwear, apparel, accessories and equipment designed to appeal to a wide range of customers within each market.  We strive to meet the technical and fashion demands of our consumer as well as respond quickly to major sporting events in college or professional team sports of local interest within our markets.

None of our store concepts meets the quantitative or qualitative requirements of Accounting Standards Codification (ASC) Topic 280, Segment Reporting.

Our Growth Strategy

We identify markets for our stores under a clustered expansion program.  This approach primarily focuses on opening new stores within a two‑hour driving distance of existing locations, allowing us to take advantage of efficiencies in logistics, marketing and regional management.  It also aids us in building a better understanding of appropriate merchandise selection for the local market.  In addition to proximity to existing stores, we also consider population, economic conditions, local competitive dynamics, availability of suitable real estate and potential for return on investment when evaluating potential markets.

Index
Omni-channel strategy:  We recognize that our customer is evolving and looking to engage with us in multiple ways.  As a result, we continue to make investments that will enable us to engage our customer specifically in the digital commerce channel.  In addition to having store-to-store and store-to-home capability allowing us to use our chain-wide inventory to satisfy a customer sale, we have an e-commerce website allowing customers to shop across both channels.  In Fiscal 2019, we completed development of our mobile app and rolled out Buy Online, Pickup in Store (BOPIS) and Reserve Online, Pickup in Store (ROPIS).  These developments complement our website and provide our customers with even more advanced features such as shopping, loyalty and raffle capabilities.

Our Logistics

We maintain a full-line wholesale and logistics facility in Alabaster, Alabama (a suburb of Birmingham) where we receive and ship most our merchandise.  In addition, we utilize a third-party logistics facility in Memphis, Tennessee and a third-party consolidation center in southern California to improve efficiencies and to improve time to market.  For key products, we maintain backstock at the Alabaster facility.  This product is allocated and shipped to stores through an automatic replenishment system based on inventory levels and sales.  Merchandise is delivered to stores via Company‑operated vehicles, small package carriers or third-party logistics providers.  We believe strong logistics support for our stores is a critical element of our business strategy and that our current logistics structure will support our growth over the next several years.  See “Risk Factors.”

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

Although the core merchandise assortment tends to be similar for each store, important demographic, local and/or regional differences exist.  Accordingly, our stores offer products that reflect preferences for particular demographics as well as interests from each community.  Our knowledge of these interests, combined with access to leading vendors, enables our merchandising staff to react quickly to emerging trends or special events, such as fashion shifts or athletic events.

Our merchandising staff, operations staff and management analyze current trends primarily through the lens of our store typing strategy.  Information is largely gathered and analyzed utilizing business intelligence tools.  Other strategic measures we utilize to recognize trends or changes in our industry include:

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

The merchandising staff works closely with store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities.  See “Risk Factors.”

Index
Our Vendor Relationships

The athletic specialty retail business is brand name driven.  Accordingly, we maintain positive relationships with a number of well-known vendors to satisfy customer demand.  We believe that our stores are among the primary brick and mortar retail distribution avenues for brand name vendors that seek to penetrate our target markets.  As a result, we are able to attract considerable vendor interest and establish long‑term partnerships with vendors.  As our vendors expand their product lines and grow in popularity, we expand sales of these products within our stores.  In addition, as we continue to increase our store base and enter new markets, our vendors increase their brand presence within these regions.  We also work with our vendors to establish favorable pricing and to receive cooperative marketing funds.  See “Risk Factors.”

Our Information Systems

We use technology as an enabler of our business strategies.  We have implemented and maintained systems targeted at improving financial control, cost management, inventory control, merchandise planning, logistics, replenishment, and product allocation.  Based on our evaluation of City Gear to-date, we believe that it followed a similar approach to maintaining package and partner-based systems.

Our systems are designed to be flexible to meet the unique needs of each specific store location.  In Fiscal 2018, we added our digital channel and in Fiscal 2019, we accomplished further channel integration and a more seamless and frictionless set of capabilities aimed at enhancing our customers shopping experience in store, online and through our mobile solutions.  In Fiscal 2020, we expect to extend shipping options that our customers have expressed great interest in and also decrease costs for shipping services.  Additionally, we plan to co-brand our web presence by including City Gear into our omni-channel experience.

Our communications networks send and receive critical business data to and from stores, third-party cloud providers, and managed hosting facilities (data centers).  Our company’s information is processed in a secure environment to protect both the actual data and the physical assets.  We attempt to mitigate the risk of cyber-security threats and business interruptions by maintaining strong security protocols, threat monitoring, regular risk reviews, and a detailed disaster recovery plan.  While many of these same controls are utilized by City Gear, we plan to update the City Gear systems where warranted to the above stated aspects of security to be more closely aligned across all our operations.

We strive to maintain highly qualified and motivated third-party partners and teams of individuals to support our information systems, which includes security, help desk, engineering, operations, quality assurance, business analysis, solution development and project managers.  Our systems are monitored 24 hours a day and management believes that our current systems and practice of implementing regular updates will continue to support current needs and future growth.  We use a strategic information systems planning process that involves senior management and is integrated into our overall business planning and enterprise risk management.  Information systems projects are prioritized based upon strategic, financial, regulatory and other business criteria.

Our Marketing and Promotion

We focus on marketing opportunities that drive traffic and sales to our stores and website.  In Fiscal 2019, digital marketing was the major growth area of our marketing budget, while direct mail continued to be an important part of our marketing mix.  Because these investments in digital marketing are yielding strong response, we expect to continue to grow digital marketing in Fiscal 2020.  We utilize our internal marketing team, as well as external digital marketing agencies, to ensure execution and returns from these new programs.

We offer two customer loyalty programs, the Hibbett Rewards program and City Gear Reward Points, whereby customers can earn awards that can be redeemed in our stores.  Our Rewards programs represent a significant portion of overall sales.  In Fiscal 2018, we launched an improved Hibbett program that provided more value to our customers and made it easier to use.  Since then, we have significantly increased our member base as well as their frequency of purchases.  We continue to explore opportunities to further improve our Rewards programs to drive member acquisition and sales.

Index
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

Following is a list of active trademarks registered and owned by the Company:

•	Hibbett Sports, Registration No. 2717584
•	Sports Additions, Registration No. 1767761
•	Hibbett, Registration No. 3275037
•	City G.E.A.R, Registration No. 4398655
•	City G.E.A.R., Registration No. 4413864
•	CITY GEAR, Registration No. 4675462
•	City GEAR, Registration No. 5008316
•	DEVEROES, Registration No. 3479737
•	GRINDHOUSE, Registration No. 5107399
•	GRINDHOUSE DENIM, Registration No. 5107398

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available free of charge through our website www.hibbett.com,  as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC).  Our website is the primary source of publicly disclosed news about Hibbett Sports, Inc.  In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, at no charge, by writing to: Investor Relations, Hibbett Sports, Inc., 2700 Milan Court, Birmingham, Alabama 35211.

In addition, we make available, through our website, the Company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines and the written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  Information contained on our website is not included as part of, or incorporated by reference into, this Annual Report.

Index
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

Risks Related to Our Business and Industry

Integrating City Gear’s operations with ours may be more difficult, costly or time consuming than expected and the anticipated benefits, synergies and cost savings of the acquisition may not be realized.

The success of the City Gear acquisition (Acquisition), including anticipated benefits, synergies and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses and cultures of City Gear into our company.  It is possible that the integration process will take longer than anticipated, and could result in the loss of key employees, higher than expected costs, ongoing diversion of management attention, increased competition, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, vendors and employees.  If we experience difficulties with the integration process, the anticipated benefits of the Acquisition may not be realized fully or at all, or may take longer to realize than expected.  In addition, the actual cost savings of the Acquisition could be less than anticipated.

If we lose any of our key vendors or any of our key vendors fail to supply us with quality brand name merchandise at competitive prices, we may not be able to meet the demand of our customers and our net sales and profitability could decline.

We are a retailer of manufacturers’ branded items and are thereby dependent on the availability of key products and brands.  Our top three vendors accounted for approximately 80% of our total inventory purchases during Fiscal 2019.  Our business is dependent upon close relationships with vendors and our ability to purchase brand name merchandise at competitive prices.  As a retailer, we cannot control the supply, design, function or cost of many of the products we offer for sale.  Moreover, certain merchandise that is in high demand may be allocated by vendors based upon the vendors’ internal criteria, which is beyond our control.

As a result, our sales could decline if we are not provided with a sufficient allocation of high demand merchandise from one or more of our key vendors or if the vendor’s merchandise were to decline in quantity, quality or desirability to our customers.  Our profits could decline if we are unable to pass along any increases in the cost of brand merchandise from our key vendors, including costs resulting from higher tariffs or taxes on imported merchandise.  In addition, many of our vendors provide us with return privileges, volume purchasing allowances and cooperative marketing such that any changes to such benefits could have an adverse effect on our business.

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

Index
If we are unable to identify and capitalize on retail trends or provide an omni-channel experience for our customers that is comparable to our competitors, we may not be able to compete effectively, and our sales and profitability may be adversely affected.

Competition in the e-commerce market continues to intensify as the Internet continues to facilitate competitive entry into the market and comparison shopping by consumers.  As a result, a growing portion of total consumer expenditures with retailers is occurring through digital platforms rather than traditional retail stores as consumers increasingly embrace shopping online and through mobile commerce applications. Our future success could be materially and adversely affected if we are unable to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies, to gain market share and better service our customers, or if we are unable to provide an omni-channel experience for our customers that is comparable to our competitors.

In Fiscal 2018, we successfully launched our omni-channel platform, which integrated digital commerce with our stores to provide a seamless experience for our customers.  In Fiscal 2019, we launched our new mobile app, Buy Online Pickup in Store (BOPIS) and Reserve Online Pickup in Store (ROPIS) which complements our e-commerce site and provides our customers with customized advanced features and shopping experiences.  We cannot give any assurances that our omni-channel platform, including our mobile app, BOPIS and ROPIS, will perform in a manner that will give us the ability to attract and retain customers, increase sales and successfully compete with other online retailers.  If we do not successfully provide a relevant and up-to-date digital experience or cannot attract online buyers through our omni-channel platform, our sales and profitability could be adversely affected.

We are increasing the use of social media as a means of interacting and enhancing the shopping experiences of our customers.  If we are unable to attract and retain team members or contract third parties with the specialized skills to support our omni-channel platform or are unable to implement improvements to our customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected.  In addition, if our websites and our other customer-facing technology systems do not function as designed, the customer experience could be negatively affected, resulting in a loss of customer confidence and satisfaction, as well as lost sales, which could adversely affect our reputation and results of operations.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.

In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of internet-based communications that allow individuals access to a broad audience of consumers and other persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. The dissemination of negative information via social media could harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the information’s accuracy.

In addition, we frequently use social media to communicate with consumers and the public in general. Failure to use social media effectively could lead to a decline in brand value and revenue. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our brand, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information.

Pressure from our competitors may force us to reduce our prices or increase our spending on marketing and promotion, which could lower our net sales, gross profit and operating income.

The business in which we are engaged is a highly competitive and evolving market.  The marketplace for athletic specialty merchandise is highly fragmented as many different brick and mortar and online retailers compete for market share by utilizing a variety of formats and merchandising strategies.  We compete with e-commerce retailers, traditional shoe stores, department and discount stores, national sporting goods superstores, specialty sporting goods shops, local sporting goods stores, outlet centers and mass merchandisers.  In addition, we face competition from vendors that sell directly to consumers.  Direct sales by vendors may adversely affect our market share and reduce our revenues.

Index
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

On March 22, 2019, we announced the planned retirement of our Chief Executive Officer, Jeff Rosenthal.  Although we expect him to remain in his capacity as CEO until a successor is named and to assist in the leadership transition, he is currently under no binding agreement to do so.  No assurance can be given that Mr. Rosenthal will remain through a satisfactory leadership transition or that we will be successful in finding a suitable replacement in a timely manner.

Further, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management-level sales associates and other employees. Competition for qualified employees could require us to pay higher wages and benefits to attract a sufficient number of qualified employees and increases in the minimum wage or other employee benefit costs could increase our operating expense.  An inability to attract and retain personnel as needed in the future could negatively impact our net sales growth and operating results.

Index
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

We plan to initiate a strategic realignment, which includes an accelerated store closure plan, that may not yield the economic results expected.

As the retail environment continues to evolve, the Company is focused on improving the productivity of the store base while continuing to grow its omni-channel business to serve customers where and when they want to shop.  In an effort to adapt to changing shopping patterns, the Company has decided to initiate a strategic realignment that will include the closure of approximately 95 underperforming Hibbett stores in Fiscal 2020, while opening approximately 10 to 15 new Hibbett Sports and City Gear stores.  We cannot guarantee that this strategic realignment will result in an economic benefit for the company.  Our results of operations could be adversely affected by the underperforming stores’ liquidation process through reduced gross margin rates and increased operating costs.

Index
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

Integration of technology and systems related to the acquired City Gear business could be more difficult or costlier than anticipated.

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

Index
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

Our success is largely dependent on our consumers’ perception and connection to the brand names we carry, such as Nike, Under Armour, Reebok, adidas, Easton, The North Face, etc.  Brand value is based in part on our consumer’s perception on a variety of subjective qualities so that even an isolated incident could erode brand value and consumer trust, particularly if there is considerable publicity or litigation.  Consumer demand for our products or brands could diminish significantly in the event of erosion of consumer confidence or trust, resulting in lower sales which could have a material adverse effect on our business, financial condition and results of operations.

We would be materially and adversely affected if all or a significant portion of our primary wholesale and logistics facility were shut down.

Our primary wholesale and logistics facility is located in Alabaster, Alabama, a suburb of Birmingham, where we receive and ship a significant portion of our merchandise.  Any natural disaster or other serious disruption to this facility would damage a portion of our inventory and could impair our ability to adequately stock our stores and process returns of products to vendors and could adversely affect our net sales and profitability.  In addition, we could incur significantly higher costs and longer lead times associated with shipping our products to our stores during the time it takes for us to reopen or replace the facility.

Further, because we rely heavily on our primary wholesale and logistics facility, our growth could be limited if the facility reaches full capacity.  Such restraint could result in a loss of market share and our inability to execute our business strategy and could have a material adverse effect on our business, financial condition and operating results.

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

•	foreign government regulations;
•	rising commodity prices;
•	increased costs of oceanic shipping;
•	changes in currency exchange rates or policies and local economic conditions; and
•	trade restrictions, including import quotas or loss of “most favored nation” status with the United States.

Index
•	disruptions in the flow of imported goods because of factors such as:
•	raw material shortages, work stoppages, labor availability and political unrest;
•	problems with oceanic shipping, including blockages or labor union strikes at U.S. or foreign ports; and
•	economic crises and international disputes.

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

We rely upon various means of transportation, including ship and truck, to deliver products to our primary wholesale and logistics facility, our stores and our customers.  Consequently, our results can vary depending upon the price of fuel.  The price of oil has fluctuated significantly over the last few years.  In addition, governmental efforts to combat climate change through reduction of greenhouse gases may result in higher fuel costs through taxation or other means.  Any increases in fuel costs would increase our transportation costs.

In addition, general labor shortages or strikes in the transportation or shipping industries could negatively affect transportation and shipping costs and our ability to supply our stores in a timely manner.  We also rely on efficient and effective operations within our primary wholesale and logistics facility to ensure accurate product delivery to our stores.  Failure to maintain such operations could adversely affect net sales.

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

Index
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

Index
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

Our indebtedness could adversely affect our financial condition, limit our ability to obtain additional financing, restrict our operations and make us more vulnerable to economic downturns and competitive pressures.  In addition, we face risk that financial institutions may fail to fulfill commitments under our credit facilities.

In connection with the acquisition of City Gear, we expanded our two credit facilities from $30 million each to $50 million each and substantially increased our indebtedness, which could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position.  As of February 2, 2019, our indebtedness under our facilities was $35 million.  This level of debt could have the following impacts:

•	limit our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;
•
require a substantial portion of our cash flows to be dedicated to debt service payments, instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisition or other general corporate purposes;

•	limit our ability to refinance our indebtedness on terms acceptable to us or at all;
•	place us at a competitive disadvantage to competitors carrying less debt or limit our ability to withstand competitive pressure; and
•	make us more vulnerable to economic downturns and interest rate increases.

In addition, our financial institutions are committed to providing loans under our credit facilities.  There is a risk that these institutions cannot deliver against these obligations in a timely matter, or at all.  If the financial institutions that provide these credit facilities were to default on their obligation to fund the commitments, these facilities would not be available to us, which could adversely affect our liquidity and financial condition.  For discussion of our credit facilities, see “Liquidity and Capital Resources” in Item 7 and Note 6 to our consolidated financial statements.

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

Index
Significant stockholders or potential stockholders may attempt to effect changes or acquire control over our company, which could adversely affect our results of operations and financial condition.

Stockholders may from time to time attempt to effect changes, engage in proxy solicitations or advance stockholder proposals.  Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the daily operations of our business or pursuing our business strategies. As a result, activist stockholder campaigns could adversely affect our results of operations and financial condition, and the perceived uncertainty as to our future direction resulting from activist strategies could also affect the market price and volatility of the Company’s common stock.

There can be no assurance that we will continue to repurchase our common stock or that we will repurchase our common stock at favorable prices.

In November 2018, our Board of Directors authorized the continuation of our existing stock repurchase program (Program) until January 29, 2022 under which we may purchase up to $300.0 million of our outstanding common stock.  The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions and the trading price of our common stock.  The Program may be extended, modified, suspended or discontinued at any time.  We expect to fund the Program with existing cash on hand, cash generated from operations, and/or borrowings under our credit facilities.  A reduction in, or the completion or expiration of, our Program could have a negative effect on our stock price.  We can provide no assurance that we will repurchase our common stock at favorable prices, or at all.

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

Index
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

Our Company is subject to numerous laws and regulatory matters relating to the conduct of our business.  In addition, certain jurisdictions have taken a particularly aggressive stance with respect to certain matters and have stepped up enforcement, including fines and other sanctions.   Such laws and regulatory matters include:

•	The California Consumer Privacy Act (CCPA) and other emerging privacy laws;
•	The Telephone Consumer Protection Act (TCPA) provisions that regulate telemarketing, auto-dialed and pre-recorded calls as well as text messages and unsolicited faxes;
•
Labor and employment laws that govern employment matters such as minimum wage, exempt employment status, overtime, family leave mandates and workplace safety regulations, including the Fair Labor Standards Act proposed rules;

•	Securities and exchange laws and regulations;
•	New or changing laws relating to cybersecurity, privacy, cashless payments and consumer credit, protection and fraud;
•	New or changing laws and regulations concerning product safety or truth in advertising;
•	The Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas;
•	New or changing federal and state immigration laws and regulations;
•	The Patient Protection and Affordable Care Act provisions;
•	New or changing environmental regulations, including measures related to climate change and greenhouse gas emissions; and
•	New or changing laws relating to state and local taxation and licensing, including sales and use tax laws, withholding taxes and property taxes.;

Our operations will continue to be subject to federal, state and local governmental regulation.  Uncertainty with respect to the U.S. presidential administration and Congress and potential changes that may be made in laws, regulations and policies could exacerbate the risks above.  Changes in domestic policy, including significant changes in tax, trade, healthcare and other laws and regulations could affect our operations.  For example, tax proposals may include changes, which could, if implemented, have an adverse or a beneficial impact on our operations, including a “border adjustment tax” or new import tariffs, which could adversely affect us because we sell imported products.  Proposals to modify or repeal the Patient Protection and Affordable Care Act, if implemented, may also affect us.  Unknown matters, new laws and regulations or stricter interpretations of existing laws or regulations may affect our business or operations in the future and could lead to government enforcement and resulting litigation by private litigants.  Increasing regulations could expose us to a challenging enforcement environment or to third-party liability (such as monetary recoveries and recoveries of attorney’s fees) and could have a material adverse effect on our business and results of operations.

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

Changes in privacy laws could adversely affect our ability to market our products effectively.

We rely on a variety of direct marketing techniques, including email, text messages and postal mailings. Any new or emerging restrictions in federal or state laws regarding marketing and solicitation or data protection laws that govern these activities could adversely affect the continuing effectiveness of email, text messages and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may need to develop alternative marketing strategies, which may not be as effective and could impact the amount and timing of our revenues.  Further, any new or emerging privacy laws could include onerous and expensive compliance obligations regarding consent, retention, deletion, and anti-discrimination that could lead to regulatory actions or litigation, and potentially fines and damages for non-compliance.

Index
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

Item 1B	Unresolved Staff Comments.

None.

Index
Item 2.	Properties.

We own our corporate office building in Birmingham, Alabama and our wholesale and logistics facility in Alabaster, Alabama.  In addition, we lease administrative offices in Memphis, Tennessee and lease all our existing 1,163 store locations and expect that our policy of leasing rather than owning will continue as we continue to expand.  Our leases typically provide for terms of five to ten years with options on our part to extend.  Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated.  We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically re‑evaluate store locations.  See “Risk Factors.”

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area.  We believe our wholesale and logistics facility is suitable and adequate to support our operations for many years.  See “Risk Factors.”

Store Locations

As of February 2, 2019, we operated 1,163 stores in 35 contiguous states.  Of these stores, 254 are in enclosed malls, 33 are free-standing and 876 are in strip-shopping centers, which are frequently near a major chain retailer such as Wal-Mart.  The following shows the number of locations by state as of February 2, 2019:

Alabama	105	Kentucky	58	Oklahoma	40
Arkansas	42	Louisiana	67	Pennsylvania	6
Arizona	8	Maryland	5	South Carolina	41
California	12	Minnesota	1	South Dakota	3
Colorado	6	Mississippi	74	Tennessee	78
Delaware	1	Missouri	39	Texas	123
Florida	64	Nebraska	9	Utah	4
Georgia	122	New Jersey	3	Virginia	22
Illinois	30	New Mexico	15	West Virginia	10
Indiana	26	New York	4	Wisconsin	4
Iowa	17	North Carolina	60	Wyoming	2
Kansas	26	Ohio	36	TOTAL	1,163

As of April 2, 2019, we operated 1,149 stores in 35 states.

Item 3.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  At February 2, 2019 and February 3, 2018, we estimated that the liability related to these matters was approximately $0.7 million and $0.5 million, respectively, and accordingly, we accrued $0.7 million and $0.5 million, respectively, as a current liability in our consolidated balance sheets.

The estimates of our liability for pending and unasserted potential claims do not include litigation costs.  It is our policy to accrue legal fees when it is probable that we will have to defend against known claims or allegations and we can reasonably estimate the amount of the anticipated expense.

Index
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

Index
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market under the symbol HIBB.  As of April 2, 2019, we had 11 stockholders of record.

The graph below compares the cumulative five-year total shareholder return on our common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Retail Trade index. The graph tracks the five-year performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) on January 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hibbett Sports, Inc., the NASDAQ Composite Index
and the NASDAQ Retail Trade Index

*$100 invested on 1/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending January 31.

	1/14	1/15	1/16	1/17	1/18	1/19

Hibbett Sports, Inc.	100.00	78.39	53.59	54.99	37.66	27.23
NASDAQ Composite	100.00	114.30	115.10	141.84	189.26	187.97
NASDAQ Retail Trade	100.00	112.78	142.83	174.47	261.97	289.77

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Index
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

Equity Compensation Plans

For information on securities authorized for issuance under our equity compensation plans, see “Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases of Equity Securities

The following table presents our stock repurchase activity for the thirteen weeks ended February 2, 2019 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
November 4, 2018 to December 1, 2018	3,900	$16.87	3,900	$188,000
December 2, 2018 to January 5, 2019	-		-	$188,000
January 6, 2019 to February 2, 2019	-		-	$188,000
Total	3,900	$16.87	3,900	$188,000

(1)    In November 2018, our Board authorized the continuation of our existing 2015 Stock Repurchase Program (Program) until January 29, 2022 (Fiscal 2022).  The 2015 Program had been scheduled to expire on February 2, 2019.  See Part II, Item 8. Consolidated Financial Statements Note 1, “Stock Repurchase Program.”

Index
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

(In thousands, except per share amounts)

	Fiscal Year Ended
	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)	January 28, 2017 (52 weeks)	January 30, 2016 (52 weeks)	January 31, 2015 (52 weeks)
Statement of Operations Data:
Net sales	$1,008,682	$968,219	$972,960	$943,104	$913,486
Cost of goods sold	679,947	655,502	634,364	610,389	586,702
Gross margin	328,735	312,717	338,596	332,715	326,784
Store operating, selling and administrative expenses	264,142	231,832	222,785	203,673	192,648
Depreciation and amortization	27,052	24,207	19,047	17,038	15,990
Operating income	37,541	56,678	96,764	112,004	118,146
Interest (income) expense, net	(17)	231	268	292	293
Income before provision for income taxes	37,558	56,447	96,496	111,712	117,853
Provision for income taxes	9,137	21,417	35,421	41,184	44,269
Net income	$28,421	$35,030	$61,075	$70,528	$73,584

Basic earnings per share	$1.52	$1.72	$2.75	$2.95	$2.90
Diluted earnings per share	$1.51	$1.71	$2.72	$2.92	$2.87
Basic weighted average shares outstanding	18,644	20,347	22,240	23,947	25,369
Diluted weighted average shares outstanding	18,826	20,450	22,427	24,129	25,620

Note:  No dividends have been declared or paid.

Index
(In thousands, except Other Data and Selected Store Data)

	Fiscal Year Ended
	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)	January 28, 2017 (52 weeks)	January 30, 2016 (52 weeks)	January 31, 2015 (52 weeks)
Other Data:
Net sales increase (decrease)	4.2%	-0.5%	3.2%	3.2%	7.2%
Comparable store sales	2.2%	-3.8%	0.2%	-0.4%	2.9%
Gross margin (as a % to net sales)	32.6%	32.3%	34.8%	35.3%	35.8%
Store operating, selling and administrative expenses (as a % to net sales)	26.2%	23.9%	22.9%	21.6%	21.1%
Depreciation and amortization (as a % to net sales)	2.7%	2.5%	2.0%	1.8%	1.8%
Provision for income taxes (as a % to net sales)	0.9%	2.2%	3.6%	4.4%	4.8%
Net income (as a % to net sales)	2.8%	3.6%	6.3%	7.5%	8.1%

Balance Sheet Data:
Cash and cash equivalents	$61,756	$73,544	$38,958	$32,274	$88,397
Average inventory per store	$241	$235	$260	$271	$243
Working capital	$194,583	$231,207	$242,192	$225,178	$253,373
Total assets	$546,065	$461,846	$458,854	$442,372	$452,397
Long-term capital lease obligations	$1,994	$2,522	$2,857	$3,149	$3,029
Stockholders’ investment	$336,049	$319,596	$334,040	$310,846	$324,781
Treasury shares repurchased	776	2,843	1,236	2,236	1,206
Cost of treasury shares purchased	$16,540	$54,506	$43,058	$91,332	$60,971

Selected Store Data:
Stores open at beginning of period	1,079	1,078	1,044	988	927
Stores acquired	136	-	-	-	-
New stores opened	32	44	65	71	80
Stores closed	(84)	(43)	(31)	(15)	(19)
Stores open at end of period	1,163	1,079	1,078	1,044	988

Stores expanded during the period	7	11	8	16	9
Estimated square footage (in thousands)	6,542	6,140	6,141	5,974	5,649

Index
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As you read the MD&A, please refer to our consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data” and “Item 6. Selected Consolidated Financial Data” of this Form 10-K.  This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  See Part I. Item 1. “Cautionary Statement Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors.”

Key Events and Recent Developments

In Fiscal 2019, we experienced key events that impacted our operations and for which we are still assessing future impacts on our business.  Included in those events are:

•	The acquisition of City Gear;
•	The launch of our new mobile app as well as Buy Online, Pick Up in Store (BOPIS) and Reserve in Store (ROPIS);
•	The expansion of our credit facilities to facilitate the purchase of City Gear; and
•	The continuation of our Stock Repurchase Program through January 2022.

City Gear results and data are presented as of the November 4, 2018 acquisition closing date.

In addition, in Fiscal 2020, we expect to initiate a strategic realignment that will include the closure of approximately 95 stores, while opening approximately 10 to 15 new Hibbett Sports and City Gear stores.

General Overview

Hibbett Sports, Inc. is a leading athletic-inspired fashion retailer primarily located in small and mid-sized communities across the country.  Founded in 1945, Hibbett stores have a rich history of convenient locations, personalized customer service and access to coveted footwear, apparel and equipment from top brands like Nike, Under Armour and Adidas.  Consumers can browse styles, find new releases or shop looks by visiting their nearest store or by visiting www.hibbett.com.  Follow us @HibbettSports.  We became a public company in October 1996.  As of February 2, 2019, we operated a total of 1,163 retail stores in 35 states composed of 1,007 Hibbett Sports stores, 138 City Gear stores and 18 Sports Additions athletic shoe stores.

Our Hibbett Sports stores average 5,700 square feet and are located primarily in strip centers which are usually near a major chain retailer such as Wal-Mart.  Our City Gear stores average 5,000 square feet and are located primarily in strip centers.  Our store base consisted of 876 stores located in strip centers, 33 free-standing stores and 254 enclosed mall locations as of February 2, 2019.

Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year.  The consolidated statements of operations for Fiscal 2019, Fiscal 2018 and Fiscal 2017 included 52 weeks, 53 weeks and 52 weeks of operations, respectively.  Fiscal 2020 will include 52 weeks of operations.

Executive Summary

Following is a highlight of our financial results over the last three fiscal years:

	Fiscal 2019 (52 weeks)	Fiscal 2018 (53 weeks)	Fiscal 2017 (52 weeks)
Net sales (in millions)	$1,008.7	$968.2	$973.0
Operating income, percentage to net sales	3.7%	5.9%	10.0%
Comparable store sales	2.2%	-3.8%	0.2%
Net income (in millions)	$28.4	$35.0	$61.1
Net income, percentage decrease	-18.9%	-42.6%	-13.4%
Diluted earnings per share	$1.51	$1.71	$2.72

Index
During Fiscal 2019, Hibbett acquired 136 City Gear stores, opened 32 new stores and closed 84 underperforming stores, bringing the store base to 1,163 in 35 states as of February 2, 2019.  Inventory on a per store basis increased 2.6% compared to the prior fiscal year.  Hibbett ended Fiscal 2019 with $61.8 million of available cash and cash equivalents on the consolidated balance sheet.  As of February 2, 2019, Hibbett had $35.0 million in debt outstanding, mainly due to the acquisition of City Gear, and $65.0 million available under its unsecured credit facilities.

Due to the 53rd week in Fiscal 2018, each quarter in Fiscal 2019 started one week later than the same quarter in Fiscal 2018.  The charts below present comparable store sales and net sales for Fiscal 2018 as originally reported and as adjusted to represent the same 13-week period as the Fiscal 2019 quarters:

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

For Fiscal 2019, total company-wide square footage increased 6.6%.  Our plan for Fiscal 2020 is to decrease total company-wide square footage by approximately 7.0% as we continue to optimize our store base and maximize return on invested capital.  To supplement new store openings, we continue to expand high performing stores, increasing the square footage in 7 existing stores in Fiscal 2019 for an average increase in square footage of 48.0%.

In Fiscal 2019, comparable store sales increased 2.2%.  For Fiscal 2020, comparable store sales are expected to be in the range of -1.0% to 1.0%.  We expect overall gross margin rate to decrease in the range of 25 to 45 basis points, driven by a lower gross margin in our City Gear stores, and a slight increase in logistics expenses as a percentage of net sales due to increased fulfillment costs.  We see an opportunity for improvement in gross margin as we work through the City Gear integration.  Store occupancy expenses are expected to be relatively flat as a percentage of net sales.

We expect operating, selling and administrative expenses to increase in the range of 10 to 20 basis points as a percentage of net sales in Fiscal 2020.  This is primarily due to non-recurring costs related to store closures and acquisition integration costs.  We also expect to continue to generate sufficient cash to enable us to expand and remodel our store base, to enable capital expenditures including technology upgrade projects and to repurchase our common stock under our stock repurchase program.

As the retail environment continues to evolve, the Company is focused on improving the productivity of the store base while continuing to grow its omni-channel business to serve customers where and when they want to shop.  As a result, subsequent to the year ended February 2, 2019, the Company has decided to close approximately 95 Hibbett stores in Fiscal 2020, while opening 10 to 15 new Hibbett and City Gear stores.  This will result in non-recurring impairment and store closure charges in the range of $0.15 to $0.20 per diluted share in Fiscal 2020.  Associates will be extended opportunities to transition to similar positions at other Hibbett stores wherever possible.

Index
Comparable store sales data for the periods presented reflects sales for our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year, and e-commerce sales.  City Gear stores and e-commerce sales will not be presented in comparable store sales data until the fourth quarter of Fiscal 2020.  If a store remodel, relocation, or expansion results in the store being closed for a significant period, its sales are removed from the comparable store sales base until it has been open a full 12 months.  In addition, re-branded stores will be treated as a new store and not presented in comparable store sales until they have been open a full 12 months under the new banner.

About Non-GAAP Measures

This MD&A includes certain non-GAAP financial measures, including adjusted net income, earnings per share, gross margin and SG&A expenses as a percentage of net sales.  Management believes that non-GAAP net income, earnings per share, gross margin and SG&A expenses as a percentage of net sales, which exclude the effects of non-recurring expenses related to the acquisition of City Gear and our accelerated store closure plan, are useful measures for providing more accurate comparisons of our current financial results to historical operations, forward looking guidance and the financial results of peer companies.  The non-recurring costs related to the acquisition of City Gear include amortization of inventory step-up value and professional service fees and expenses consisting primarily of investment banking, legal and accounting fees and expenses.  In future periods, such acquisition-related costs may include one or more of the following categories of expenses: (i) transition and integration costs, (ii) professional service fees and expenses and (iii) acquisition-related adjustments.  Future non-recurring costs related to the accelerated store closure plan may include: (i) lease and equipment impairment costs, (ii) third party liquidation fees, (iii) store exit costs, and (iv) residual lease costs.

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

Recent Accounting Pronouncements

See Note 2 of Item 8 of this Annual Report on Form 10-K for the fiscal year ended February 2, 2019, for information regarding recent accounting pronouncements.

Results of Operations

The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)	January 28, 2017 (52 weeks)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.4	67.7	65.2
Gross margin	32.6	32.3	34.8
Store operating, selling and administrative expenses	26.2	23.9	22.9
Depreciation and amortization	2.7	2.5	2.0
Operating income	3.7	5.9	10.0
Interest income (expense), net	-	-	-
Income before provision for income taxes	3.7	5.8	9.9
Provision for income taxes	0.9	2.2	3.6
Net income	2.8%	3.6%	6.3%

Note:  Columns may not sum due to rounding.

Index
Fiscal 2019 Compared to Fiscal 2018

Net sales.  Net sales increased $40.5 million, or 4.2%, to $1.0 billion for Fiscal 2019 from $968.2 million for Fiscal 2018.  Furthermore:

•
We acquired 136 City Gear stores, opened 32 Hibbett Sports or City Gear stores while closing 84 underperforming Hibbett Sports stores for a net addition of 84 stores in Fiscal 2019.  We expanded 7 high performing stores.

•
Comparable store net sales for Fiscal 2019 increased 2.2% compared to Fiscal 2018.  Stores not in the comparable store net sales calculation accounted for $97.1 million of net sales of which $49.1 million was attributable to the acquisition of City Gear.

During Fiscal 2019, 950 stores were included in the comparable store sales comparison.  Comparable store net sales were driven by gains in footwear, activewear and cleats, offset by declines in licensed product and equipment.  Significant increases were achieved in lifestyle footwear, men’s and women’s activewear, and cleats.  Significant declines were experienced in college apparel, MLB apparel, socks, hydration, and football equipment.  In Fiscal 2019, we saw an increase in average ticket and a decrease in items per transaction.

Gross margin.  Cost of goods sold includes the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight.  Gross margin was $328.7 million, or 32.6% of net sales, in Fiscal 2019, compared with $312.7 million, or 32.3% of net sales, in Fiscal 2018.  Furthermore:

•
Merchandise gross margin increased 15 basis points as a percentage of net sales due to promotional markdowns resulting from lower levels of aged inventory, and an approximate $0.9 million non-recurring charge from last year related to our Team Division.  This was partially offset by a higher percentage of e-commerce sales and a non-recurring charge of approximately $1.9 million to amortize an inventory step-up value related to the City Gear acquisition.

•	Wholesale and logistics expense was relatively flat increasing two basis points as a percentage of net sales.
•	Store occupancy expense decreased 16 basis points as a percentage of net sales mainly due to the closure of 84 lower volume stores and growth in e-commerce sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $264.1 million, or 26.2% of net sales, for Fiscal 2019, compared with $231.8 million, or 23.9% of net sales, for Fiscal 2018.  Furthermore:

•
Total salary and benefit costs increased 70 basis points as a percentage of net sales due to increased wages for store associates, increases in incentive compensation and health care costs, and severance costs related to a workforce reduction.

•
Expenses associated with our omni-channel initiative increased 98 basis points as a percentage of net sales due to increased operational and marketing costs to support increased sales, and the development and rollout of new functionality such as BOPIS, ROPIS and a new mobile app.

•
Overall expenses increased 43 basis points due to non-recurring costs associated with the City Gear acquisition and increased 30 basis points due to a $3.1 million non-recurring gain last year from the sale of our Team Division.

•
We expect overall store operating, selling and administrative expenses to increase slightly as a percentage of net sales in Fiscal 2020 mainly due to non-recurring costs related to the integration of City Gear.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.7% in Fiscal 2019 and 2.5% in Fiscal 2018.  In Fiscal 2019, depreciation expense increased mainly due to the capitalization of omni-channel and other IT investments and the acceleration of depreciation for stores likely to close.  We expect depreciation expense to decline slightly as a percentage of net sales in Fiscal 2020.

Index
Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 24.3% for Fiscal 2019 and 37.9% for Fiscal 2018.  The decrease in rate was primarily due to the Tax Cuts and Jobs Act, which lowered the statutory federal income tax rate from 35% to 21%.  We do not expect major changes in our state and local income tax rates in Fiscal 2020.

Non-GAAP financial measures.  The following table provides a reconciliation of our consolidated statement of operations for the fifty-two weeks ended February 2, 2019, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.  For more information regarding our non-GAAP financial measures, see “Executive Summary – About Non-GAAP Measures” above.

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)

	Fifty-Two Weeks Ended February 2, 2019
		Non-Recurring Costs
	GAAP Basis (As Reported)	Acquisition Costs	Severance Costs	Non-GAAP Basis February 2, 2019
Net sales	$1,008,682	$-	$-	$1,008,682
Cost of goods sold	679,947	1,911	-	678,036
Gross margin	328,735	1,911	-	330,646
Store operating, selling and administrative expenses	264,142	4,299	289	259,554
Depreciation and amortization	27,052	-	-	27,052
Operating income	37,541	6,210	289	44,040
Interest income, net	(17)	-	-	(17)
Income before provision for income taxes	37,558	6,210	289	44,057
Provision for income taxes	9,137	(1,511)	(70)	10,718
Net income	$28,421	$4,699	$219	$33,339

Basic earnings per share	$1.52	$0.25	$0.01	$1.79
Diluted earnings per share	$1.51	$0.25	$0.01	$1.77

Weighted average shares outstanding:
Basic	18,644	18,644	18,644	18,644
Diluted	18,826	18,826	18,826	18,826

Non-recurring acquisition costs represent costs incurred during the fifty-two weeks ended February 2, 2019, related to the acquisition of City Gear and consists primarily of amortization of inventory fair-market value step-up and legal, accounting and professional fees.  Non-recurring severance costs represent costs incurred during the fifty-two weeks ended February 2, 2019, related to elimination of 30 positions to streamline operations.

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

During Fiscal 2018, 968 stores were included in the comparable store sales comparison.  Comparable store net sales were driven by gains in footwear, offset by declines in apparel and equipment.  Significant increases were achieved in basketball and lifestyle footwear, while accessories, socks, hydration, college apparel, women’s activewear and performance running footwear experienced significant declines.  In Fiscal 2018, we saw an increase in average ticket and a slight decrease in items per transaction.

Index
Gross margin.  Cost of goods sold included the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight.  Gross margin was $312.7 million, or 32.3% of net sales, in Fiscal 2018, compared with $338.6 million, or 34.8% of net sales, in Fiscal 2017.  Furthermore:

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

•	Overall expenses decreased 32 basis points due to a $3.1 million one-time gain resulting from the sale of the Company’s Team Division.
•	Credit card fees decreased 21 basis points mainly due to the implementation of EMV chip technology in our stores.

Depreciation and amortization.  Depreciation and amortization as a percentage of net sales was 2.5% of net sales in Fiscal 2018 and 2.0% of net sales in Fiscal 2017.  In Fiscal 2018, depreciation expense increased due to the addition of new stores and the capitalization of omni-channel and other IT investments.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 37.9% for Fiscal 2018 and 36.7% for Fiscal 2017.  The increase in rate was primarily due to an accounting standards change (ASU 2016-09) for stock-based compensation.  This accounting standard stipulated that the income tax effect of fluctuations in the value of stock-based awards between the grant date and vesting date be recorded directly to income tax expense.  In the past, this effect was recorded directly to equity.  This change primarily affected the first quarter of Fiscal 2018 due to timing of stock-based awards.

Liquidity and Capital Resources

Our capital requirements relate primarily to new store openings, stock repurchases, facilities and systems to support company growth and working capital requirements.  Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year.  Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under our credit facilities.  We use excess cash on deposit to offset bank fees and to invest in interest-bearing deposits and securities.

Index
Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)	January 28, 2017 (52 weeks)
Net cash provided by operating activities	$73,417	$111,926	$78,675
Net cash used in investing activities	(103,871)	(22,900)	(29,409)
Net cash provided by (used in) financing activities	18,666	(54,440)	(42,582)
Net (decrease) increase in cash and cash equivalents	$(11,788)	$34,586	$6,684

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

Net cash provided by operating activities was $73.4 million for Fiscal 2019 compared with net cash provided by operating activities of $111.9 million and $78.7 million in Fiscal 2018 and Fiscal 2017, respectively.  Net cash provided by operating activities for Fiscal 2019 compared to Fiscal 2018 and Fiscal 2017 was impacted by the following:

•	Net income provided cash of $28.4 million, $35.0 million and $61.1 million during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.
•
Ending inventory per store increased 2.6% at February 2, 2019 and declined 9.9% at February 3, 2018, compared to the prior year.  Fiscal 2019 inventory increased on a per store basis mainly due to the acquisition of City Gear.  Fiscal 2018 inventory declined on a per store basis mainly due to vendor returns, cancellations and markdowns taken to liquidate excess inventory.  The change in inventory provided cash of $16.8 million, $27.5 million and $2.4 million during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

•
The change in accounts payable used cash of $9.9 million in Fiscal 2019, provided cash of $16.4 million in Fiscal 2018 and used cash of $11.4 million in Fiscal 2017.  The decrease in Fiscal 2019 and increase in Fiscal 2018 resulted mainly from the timing of receipts prior to our peak selling seasons.

•
Non-cash charges included depreciation and amortization expense of $27.1 million, $24.2 million and $19.0 million during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, and stock-based compensation expense of $4.3 million, $3.9 million and $4.6 million during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.  Fluctuations in stock-based compensation generally result from the achievement of performance-based equity awards at greater or lesser than their granted level, fluctuations in the price of our common stock and levels of forfeitures in any given period.  Depreciation expense has increased in each fiscal year due to investments in facilities and information technology systems, and due to accelerated depreciation taken in Fiscal 2019 resulting from an increase in store closures.  Depreciation is expected to decline slightly in Fiscal 2020.

Investing Activities.

Cash used in investing activities in Fiscal 2019, Fiscal 2018 and Fiscal 2017 totaled $103.9 million, $22.9 million and $29.4 million, respectively.  The increase in Fiscal 2019 over previous years was due to the investment in City Gear of $86.8 million.  Gross capital expenditures used $17.7 million, $23.1 million and $29.7 million during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.  Capital expenditures in all periods primarily consisted of new stores, relocations, remodels and expansions of existing stores and IT projects.

We acquired 136 stores through the acquisition of City Gear in the fourth quarter of Fiscal 2019.  In addition, we opened 32 new stores and expanded and/or relocated 10 existing stores in Fiscal 2019.  We opened 44 new stores, expanded 11 existing stores and relocated and/or remodeled six additional existing stores during Fiscal 2018.  We opened 65 new stores, expanded eight existing stores and relocated and/or remodeled two additional existing stores during Fiscal 2017.

Index
We estimate the cash outlay for capital expenditures in the fiscal year ending February 1, 2020 will be approximately $18.0 million to $22.0 million, which relates to expenditures for:

•	The opening of new stores, the remodeling, relocation or expansion of selected existing stores;
•	Information system infrastructure, projects, upgrades and security (including City Gear integration); and
•	Other departmental needs.

Of the total budgeted dollars for capital expenditures for Fiscal 2020, we anticipate that approximately 51% will be related to the opening new stores, store expansions and relocations and store remodels.  Approximately 30% will be related to information technology, consisting primarily of expenditures for projects and software, City Gear integration, omni-channel, infrastructure and various system enhancements, upgrades and security.  The remaining 19% relates primarily to specific department expenditures and includes facility upgrades, transportation equipment, automobiles, fixtures and security equipment for our stores.

Financing Activities.

Net cash provided by financing activities was $18.7 million in Fiscal 2019 and net cash used in financing activities was $54.4 million and $42.6 million in Fiscal 2018 and Fiscal 2017, respectively.  In Fiscal 2019, net cash provided by financing activities resulted from borrowings against our credit facilities to facilitate the acquisition of City Gear.  Historically, the fluctuation in financing activity between years is primarily the result of repurchases of our common stock.  We expended $16.5 million, $54.5 million and $43.1 million on repurchases of our common stock during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, which included cash used to settle net share equity awards of $0.4 million, $0.7 million and $0.9 million during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

Financing activities also consisted of proceeds from stock option exercises and employee stock plan purchases.  As stock options are exercised and shares are purchased through our employee stock purchase plan, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

At February 2, 2019, we had two unsecured credit facilities that allow borrowings up to $50.0 million each, and which expire in October 2021.  Under the provisions of both facilities, we do not pay commitment fees.  However, both are subject to negative pledge agreements that, among other things, restrict liens or transfers of assets including inventory, tangible or intangible personal property and land and land improvements. We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of February 2, 2019, a total of $65.0 million was available to us from these facilities.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sports, Inc. at February 2, 2019 (in thousands):

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt obligations	$-	$-	$-	$-	$-
Credit facilities	35,000	-	-	-	35,000
Capital lease obligations (1)	1,017	1,148	634	212	3,011
Interest on capital lease obligations (1)	242	244	90	5	581
Operating lease obligations (1)	68,002	105,349	56,437	40,181	269,969
Purchase obligations (2)	8,920	7,337	3,041	-	19,298
Other liabilities (3)	242	9,200	-	2,540	11,982
Total	$113,423	$123,278	$60,202	$42,938	$339,841

(1)	See “Part II, Item 8, Consolidated Financial Statements. Note 7 – Leases.”

(2)
Purchase obligations include all material legally binding contracts such as software license commitments and service contracts.  The table above also includes a stand-by letter of credit in conjunction with our self-insured workers’ compensation and general liability insurance coverage.  Contractual obligations that are not binding agreements, including purchase orders for inventory, are excluded from the table above.  Store utility contracts, including waste disposal agreements, are also excluded.

(3)
Other liabilities include amounts accrued for various deferred compensation arrangements and contingent earnouts related to the City Gear acquisition.  See “Part II, Item 8, Consolidated Financial Statements. Note 8 – Defined Contribution Benefit Plans” for a discussion regarding our employee benefit plans.

Index
Non-current liabilities have been excluded from the above table to the extent that the timing and/or amount of any cash payment are uncertain.  Excluded from this table are approximately $1.2 million of unrecognized tax benefits, which have been recorded as liabilities in accordance with ASC Topic 740, Income Taxes, as the timing of such payments cannot be reasonably determined.  See “Part II, Item 8, Consolidated Financial Statements Note 1 – Deferred Rent” for a discussion on our deferred rent liabilities.  See “Part II, Item 8, Consolidated Financial Statements. Note 10 – Income Taxes” for a discussion of our unrecognized tax benefits.

Off-Balance Sheet Arrangements

We have not provided any financial guarantees through February 2, 2019.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.

Inflation and Other Economic Factors

Our ability to provide quality imported merchandise on a profitable basis may be subject to political and economic factors and influences that we cannot control.  National or international events, including changes in government trade or other policies, could increase our merchandise costs and other costs that are critical to our operations.  Consumer spending could also decline because of economic pressures.  See “Risk Factors.”

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

Revenue Recognition.  We recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, when control of the merchandise is transferred to our customer.  Sales are recorded net of expected returns at the time the customer takes possession of the merchandise.  Net sales exclude sales taxes because we are a pass-through conduit for collecting and remitting these taxes.

Retail Store Sales:  For merchandise sold in our stores, revenue is recognized at the point of sale when tender is accepted and the customer takes possession of the merchandise.

Retail Store Orders:  Retail store customers may order merchandise available in other retail store locations for pickup in the selling store at a later date.  Customers make a deposit with the remaining balance due at pickup.  These deposits are recorded as deferred revenue until the transaction is completed and the customer takes possession of the merchandise.  Retail store customers may also order merchandise to be shipped to home.  Payment is received in full at the time of order and recorded as deferred revenue until delivery.

Index
Layaways:  Some of our stores offer a retail store program giving customers the option of paying a deposit and placing merchandise on layaway.  The customer may make further payments in installments, but the full purchase price must be received by us within 30 days.  The payments are recorded as deferred revenue until the transaction is completed and the customer takes possession of the merchandise.

Digital Channel Sales:  For merchandise shipped to home, customer payment is received when the order ships.  Revenue is deferred until control passes to the customer at delivery.  Shipping and handling costs billed to customers are included in net sales.

Customer Loyalty Programs:  We offer two customer loyalty programs; the Hibbett Rewards program and the City Gear Reward Points program.  Upon registration and in accordance with the terms of the programs, customers earn points on certain purchases.  Points convert into rewards at defined thresholds.  The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns.  The liability is included in other accrued expenses on our consolidated balance sheets and was $2.2 million and $0.2 million at February 2, 2019 and February 3, 2018, respectively.

Gift Cards:  Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded in accounts payable on our consolidated balance sheet.

The net deferred revenue liability for gift cards, customer orders and layaways at February 2, 2019 and February 3, 2018 was $7.5 million and $6.2 million, respectively, recognized in accounts payable on our consolidated balance sheets.  In Fiscal 2019, gift card breakage income was recognized in net sales in proportion to the redemption pattern of rights exercised by the customer and was $0.6 million.  During Fiscal 2018 and Fiscal 2017, income from unredeemed gift cards was recognized on our consolidated statements of operations as a reduction to store operating, selling and administrative expenses when the likelihood of redemption was deemed remote.  Gift card breakage was not material in Fiscal 2018 or Fiscal 2017.

During the fiscal year ended February 2, 2019, $2.1 million of gift card deferred revenue from prior periods was realized.

Return Sales:  The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price.  The liability is included in accounts payable on our consolidated balance sheets.  We also recognize a return asset and a corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer.  This right to recover the asset is included in net inventory on our consolidated balance sheet at the former carrying value of the merchandise less any expected recovery costs which was $0.8 million at February 2, 2019.

Inventories.  Inventories are valued using the lower of weighted average cost or net realizable value method.  Items are removed from inventory using the weighted average cost method.

Lower of Cost and Net Realizable Value:  We regularly review inventories to determine if the carrying value exceeds net realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost and net realizable value accrual based on historical trends and specific identification.  As of February 2, 2019 and February 3, 2018, the accrual was $4.5 million and $5.2 million, respectively.  A determination of net realizable value requires significant judgment.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Physical inventory counts are performed on a cyclical basis.  As of February 2, 2019 and February 3, 2018, the accrual was $1.6 million and $1.4 million, respectively.

Index
Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 65.4%, 57.9% and 57.0% of our purchases for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.  Our second largest vendor, adidas, represented 10.0%, 11.0% and 5.5% of our purchases for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.  Our third largest vendor, Under Armour, represented 5.7%, 10.8% and 16.4% of our purchases for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

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

We account for uncertain tax positions in accordance with ASC Subtopic 740-10.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax laws and regulations change over time.  As such, changes in our subjective assumptions and judgments can materially affect amounts recognized in the consolidated balance sheets and statements of operations.  See “Part II, Item 8, Consolidated Financial Statements Note 10 – Income Taxes” for additional detail on our uncertain tax positions.

Goodwill and Indefinite-Lived Intangible Assets.  Goodwill and the City Gear tradename are indefinite-lived assets which are not amortized but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that is more likely than not that an asset is impaired.  Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment and a significant sustained decline in the market price of our stock.  If it is more likely than not that an asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment charge to current income.  No impairment of these assets existed as of February 2, 2019.

Long-Lived Assets.  We continually evaluate whether events and circumstances have occurred that indicate the carrying amount of long-lived assets may be may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, our policy is to first compare undiscounted cash flows expected to be generated by that asset or asset group over its remaining life to its carrying amount.  If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized as a charge to current income to the extent that the carrying amount exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  Assets or asset groups to be disposed of are reported at the lower of their carrying value or fair value less any costs of disposition.  Evaluation of asset impairment requires significant judgment.

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

We also have financial institutions that are committed to provide loans under our credit facilities.  There is a risk that these institutions cannot deliver against these obligations.  See “Risk Factors.”

Index
Interest Rate Risk

Our net exposure to interest rate risk results primarily from interest rate fluctuations on our credit facilities, which bears interest at a rate which varies with LIBOR, prime or federal funds rates.  At the end of Fiscal 2019, we had $35.0 million outstanding on our credit facilities.  At the end of Fiscal 2018, we had no borrowings outstanding under any credit facility.  A 125-basis point increase or decrease in the interest rate on borrowings under our credit facilities would not result in a material impact to our results of operations at current borrowing levels.

There were 95 days during the 52 weeks ended February 2, 2019, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $45.4 million and $75.0 million, respectively, and an average interest rate of 3.7%.

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

Although our operations are influenced by general economic conditions, we do not believe that, historically, inflation has had a material impact on our results of operations as we are generally able to pass along inflationary increases in costs to our customers.  See “Inflation and Other Economic Factors” above.

Item 8.	Consolidated Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of our Company are included in response to this item:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018
•	Consolidated Statements of Operations for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017
•	Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017
•	Consolidated Statements of Stockholders’ Investment for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017
•	Notes to Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Index
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Hibbett Sports, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hibbett Sports, Inc. and subsidiaries (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the fiscal years in the three-year period ended February 2, 2019 and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired City Gear, LLC (City Gear) during fiscal year 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of February 2, 2019, City Gear’s internal control over financial reporting associated with total assets of $123.8 million and net sales of $49.1 million included in the consolidated financial statements of the Company as of and for the fiscal year ended February 2, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of City Gear.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Index
Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Birmingham, Alabama
April 18, 2019

Index
Hibbett Sports, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share information)

ASSETS	February 2, 2019	February 3, 2018
Current Assets:
Cash and cash equivalents	$61,756	$73,544
Receivables, net	9,470	6,599
Inventories, net	280,287	253,201
Prepaid expenses and other	16,343	13,430
Total current assets	367,856	346,774

Property and equipment, net	115,394	109,698

Goodwill	23,133	-
Trade name intangible asset	32,400	-
Deferred income taxes, net	2,278	2,176
Other assets, net	5,004	3,198
Total Assets	$546,065	$461,846

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$107,315	$93,435
Credit facilities	35,000	-
Capital lease obligations	1,017	663
Accrued payroll expenses	13,929	10,424
Deferred rent	5,838	5,909
Other accrued expenses	10,174	5,136
Total current liabilities	173,273	115,567

Capital lease obligations	1,994	2,522
Deferred rent	19,522	20,291
Unrecognized tax benefits	1,401	1,294
Other liabilities	13,826	2,576
Total liabilities	210,016	142,250

Stockholders’ Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 38,983,232 and 38,862,929 shares issued at February 2, 2019 and February 3, 2018, respectively	390	389
Paid-in capital	185,752	180,536
Retained earnings	759,677	731,901
Treasury stock, at cost, 20,686,242 and 19,910,291 shares repurchased at February 2, 2019 and February 3, 2018, respectively	(609,770)	(593,230)
Total stockholders’ investment	336,049	319,596
Total Liabilities and Stockholders’ Investment	$546,065	$461,846

See accompanying notes to consolidated financial statements.

Index
Hibbett Sports, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share information)

	Fiscal Year Ended
	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)	January 28, 2017 (52 weeks)
Net sales	$1,008,682	$968,219	$972,960
Cost of goods sold	679,947	655,502	634,364
Gross margin	328,735	312,717	338,596

Store operating, selling and administrative expenses	264,142	231,832	222,785
Depreciation and amortization	27,052	24,207	19,047
Operating income	37,541	56,678	96,764

Interest income	731	39	24
Interest expense	(714)	(270)	(292)
Interest income (expense), net	17	(231)	(268)
Income before provision for income taxes	37,558	56,447	96,496

Provision for income taxes	9,137	21,417	35,421
Net income	$28,421	$35,030	$61,075

Basic earnings per share	$1.52	$1.72	$2.75
Diluted earnings per share	$1.51	$1.71	$2.72

Weighted average shares outstanding:
Basic	18,644	20,347	22,240
Diluted	18,826	20,450	22,427

See accompanying notes to consolidated financial statements.

Index
Hibbett Sports, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)	January 28, 2017 (52 weeks)
Cash Flows From Operating Activities:
Net income	$28,421	$35,030	$61,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,052	24,207	19,047
Amortization of inventory step-up	1,911	-	-
Deferred income taxes and unrecognized income tax benefit, net	244	3,488	1,418
Loss on disposal and write-down of assets, net	940	597	238
Stock-based compensation	4,316	3,880	4,592
Other non-cash adjustments	(104)	-	(99)
Changes in operating assets and liabilities:
Receivables, net	1,422	2,303	(1,826)
Inventories, net	16,804	27,500	2,398
Prepaid expenses and other	(501)	(3,074)	(1,712)
Other assets	(162)	185	351
Accounts payable	(9,927)	16,389	(11,410)
Deferred rent	(839)	(514)	3,623
Accrued expenses and other	3,840	1,935	980
Net cash provided by operating activities	73,417	111,926	78,675

Cash Flows From Investing Activities:
Capital expenditures	(17,696)	(23,081)	(29,733)
Acquisition of City Gear	(86,837)	-	-
Proceeds from sale of property and equipment	330	288	154
Other	332	(107)	170
Net cash used in investing activities	(103,871)	(22,900)	(29,409)

Cash Flows From Financing Activities:
Cash used for stock repurchases	(16,124)	(53,794)	(42,115)
Borrowings under credit facilities, net	35,000	-	-
Payments on capital lease obligations	(695)	(601)	(485)
Excess tax benefit from stock option exercises	-	-	99
Cash used to settle net share equity awards	(416)	(712)	(943)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	901	667	862
Net cash provided by (used in) financing activities	18,666	(54,440)	(42,582)

Net (decrease) increase in cash and cash equivalents	(11,788)	34,586	6,684
Cash and cash equivalents, beginning of year	73,544	38,958	32,274
Cash and cash equivalents, end of year	$61,756	$73,544	$38,958

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$723	$261	$285
Income taxes, net of refunds	$8,261	$15,104	$35,057

Supplemental Schedule of Non-Cash Activities:
Property and equipment additions under capital leases	$773	$352	$342

See accompanying notes to consolidated financial statements.

Index
Hibbett Sports, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Investment
(in thousands)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders’ Investment
Balance-January 30, 2016	38,628	$386	$169,543	$636,583	15,832	$(495,666)	$310,846
Net income	-	-	-	61,075	-	-	61,075
Issuance of shares through the Company’s equity plans	111	1	960	-	-	-	961
Adjustment to income tax benefit from exercises of employee stock options	-	-	(376)	-	-	-	(376)
Purchase of shares under the stock repurchase program	-	-	-	-	1,209	(42,115)	(42,115)
Settlement of net share equity awards	-	-	-	-	26	(943)	(943)
Stock-based compensation	-	-	4,592	-	-	-	4,592
Balance-January 28, 2017	38,739	387	174,719	697,658	17,067	(538,724)	334,040
Net income	-	-	-	35,030	-	-	35,030
Issuance of shares through the Company’s equity plans	124	2	665	-	-	-	667
Adjustment for adoption of accounting standard	-	-	1,272	(787)	-	-	485
Purchase of shares under the stock repurchase program	-	-	-	-	2,818	(53,794)	(53,794)
Settlement of net share equity awards	-	-	-	-	25	(712)	(712)
Stock-based compensation	-	-	3,880	-	-	-	3,880
Balance-February 3, 2018	38,863	389	180,536	731,901	19,910	(593,230)	319,596
Net income	-	-	-	28,421	-	-	28,421
Issuance of shares through the Company’s equity plans	120	1	900	-	-	-	901
Adjustment for adoption of accounting standard	-	-	-	(645)	-	-	(645)
Purchase of shares under the stock repurchase program	-	-	-	-	757	(16,124)	(16,124)
Settlement of net share equity awards	-	-	-	-	19	(416)	(416)
Stock-based compensation	-	-	4,316	-	-	-	4,316
Balance-February 2, 2019	38,983	$390	$185,752	$759,677	20,686	$(609,770)	$336,049

See accompanying notes to consolidated financial statements.

Index
Hibbett Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Basis of Presentation and Summary of Critical and Significant Accounting Policies

Business

Hibbett Sports, Inc. is a leading athletic-inspired fashion retailer primarily located in small and mid-sized communities across the country.  References to “we,” “our,” “us”, “Hibbett” and the “Company” refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.  Our fiscal year ends on the Saturday closest to January 31 of each year.  The consolidated statements of operations for Fiscal 2019, Fiscal 2018 and Fiscal 2017 include 52 weeks, 53 week and 52 weeks of operations, respectively.  Our merchandise assortment features a core selection of brand name merchandise emphasizing athletic footwear, athletic and fashion apparel, team sports equipment and related accessories.  We complement this core assortment with a selection of localized footwear, apparel and accessories designed to appeal to a wide range of customers within each market.

Acquisition

We acquired City Gear, LLC (City Gear) on November 5, 2018 with an effective date of November 4, 2018 for approximately $88.0 million, including $86.8 million of cash paid.  (See Note 3 – Acquisition)

Principles of Consolidation

The consolidated financial statements of our Company include its accounts and the accounts of all wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Occasionally, certain reclassifications are made to conform previously reported data to the current presentation.  Such reclassifications have no impact on total assets, total liabilities, net income or stockholders’ investment in any of the years presented.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and the disclosure of intangible assets and intangible and contingent liabilities at the date of the financial statements.  We believe our estimates are reasonable; however, the assumptions used by management could change significantly in future estimates due to changes in circumstances and actual results could differ materially from those estimates.

Reportable Segments

Hibbett Sports, Inc., through its subsidiaries, is a leading athletic-inspired fashion retailer with more than 1,100 stores operating under the Hibbett Sporting Goods and City Gear banners and an omni-channel platform.  We identify our operating segments according to how our business activities are managed and evaluated by our chief executive officer who is our chief operating decision maker.  Our shopping channels primarily include store locations and websites or apps.  Store sales are primarily filled from the store’s inventory but may also be shipped from a different store location or our logistics network if an item is not available at the original store.  Direct-to-consumer orders are generally shipped to our customers from a store, our logistics network or some combination thereof depending on the availability of the desired item.

Given the economic similarity of the store formats, the products offered for sale, the type of customers, the methods of distribution and how our Company is managed, our operations constitute only one reportable segment.

Index
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

The following table presents the components of our marketing expense (in thousands):

	Fiscal Year Ended
	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)	January 28, 2017 (52 weeks)
Gross marketing costs	$17,608	$13,356	$10,382
Marketing reimbursements	(2,850)	(3,010)	(3,319)
Net marketing costs	$14,758	$10,346	$7,063

Cost of Goods Sold

We include merchandise costs, store occupancy costs, logistics-related occupancy and operating costs and ship-to-home freight in cost of goods sold.

Stock Repurchase Program

In November 2018, our Board authorized the continuation of our existing Stock Repurchase Program (2018 Program) established in November 2015 (2015 Program) until January 29, 2022.  The Program authorizes repurchases of our common stock in open market or negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.  In addition to the 2018 Program, we also acquire shares of our common stock from holders of restricted stock unit awards to satisfy tax withholding requirements due at vesting.

Under the 2015 Program, the Board of Directors authorized up to $300.0 million to repurchase our common stock through February 2, 2019.  The 2015 Program replaced an existing plan that was adopted in November 2012 (2012 Program).

Under the 2018 Program and 2015 Program, we repurchased 0.8 million shares of our common stock during Fiscal 2019 at a cost of $16.5 million, including 18,765 shares acquired from holders of restricted stock to satisfy tax withholding requirements of $0.4 million.  Under the 2015 Program, we repurchased 2.8 million shares of our common stock during Fiscal 2018 at a cost of $54.5 million, including 24,432 shares acquired from holders of restricted stock to satisfy tax withholding requirements of $0.7 million.

Index
Historically, under all stock repurchase authorizations, we have repurchased a total of 20.7 million shares of our common stock at an approximate cost of $609.8 million as of February 2, 2019 and had approximately $188.0 million remaining under the 2018 Program for stock repurchases.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  Amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at February 2, 2019 and February 3, 2018 were $5.5 million and $3.9 million, respectively.

Investments

We hold certain trading securities as investments in trust for the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) and the Hibbett Sports, Inc. Executive Voluntary Deferral Plan (Deferral Plan).  At February 2, 2019, we had $2.5 million of investments of which $0.1 million was included in prepaid expenses and other and $2.4 million was included in other assets, net.  At February 3, 2018, we had $2.9 million of investments of which $0.5 million was included in prepaid expenses and other and $2.4 million was included in other assets, net.  Net unrealized holding losses for Fiscal 2019 were $0.3 million and net unrealized holding gains for Fiscal 2018 were $0.3 million.

Purchase Price Allocation

For the City Gear acquisition, we allocated the purchase price to the various tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values, which are preliminary as of February 2, 2019.  Determining the fair value of certain assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions, which are inherently uncertain.  We engaged third party experts to assist in the determination of fair value for complex assets and liabilities.  Many of these estimates and assumptions used to determine fair value, such as those used for intangible assets are made based on forecasted information and discount rates.  In addition, the judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

The final purchase price allocation will be completed after asset and liability valuations are finalized.  This final valuation will be based on the actual assets and liabilities of City Gear that exist as of the acquisition date and goodwill may be different than the balance reflected in the consolidated balance sheet.  Any final adjustments may change the allocation of the purchase price, which could affect the fair value assigned to the assets and liabilities and could result in significant changes to the consolidated financial data.

Goodwill represents the excess of the actual purchase price of City Gear over the estimated fair value of City Gear’s net assets as of the date of acquisition.  The computations require management to make estimates and assumptions.

Intangible assets consist of trademarks and below-market leases resulting from the acquisition of City Gear.  The fair value of trademarks was determined using the “income approach”, which requires a forecast of all expected future cash flows.  The fair value of the below-market lease intangible was measured based on the present value of the difference between the contractual amounts to be paid pursuant to the lease and an estimate of current fair market lease rates measured over the non-cancelable remaining term of the lease.  Amortization of the acquired below-market lease intangible is recognized as amortization expense within the consolidated statement of operations.

Intangible liabilities consist of above-market leases resulting from the acquisition of City Gear.  The fair value of the above-market lease intangible was measured based on the present value of the difference between the contractual amounts to be paid pursuant to the lease and an estimate of current fair market lease rates measured over the non-cancelable remaining term of the lease.  Amortization of the acquired above-market lease intangible is recognized as amortization expense within the consolidated statement of operations.

Index
The below-market and above-market lease intangibles consist of short-term and long-term portions.  Their presentation on the consolidated balance sheet and balance (in thousands) as of February 2, 2019 are as follows:

Account	Balance Sheet Presentation		Balance 2/2/2019
Short-term below-market lease intangible	Current asset	Prepaid expenses and other	$320
Long-term below-market lease intangible	Non-current asset	Other assets, net	$1,201
Short-term above-market lease intangible	Current liability	Other accrued expenses	$605
Long-term above-market lease intangible	Non-current liability	Other liabilities	$1,966

The net amortization recognized in Fiscal 2019 was immaterial.

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

Lower of Cost and Net Realizable Value:  We regularly review inventories to determine if the carrying value exceeds net realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost and net realizable value accrual based on historical trends and specific identification.  As of February 2, 2019 and February 3, 2018, the accrual was $4.5 million and $5.2 million, respectively.  A determination of net realizable value requires significant judgment.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Physical inventory counts are performed on a cyclical basis.  As of February 2, 2019 and February 3, 2018, the accrual was $1.6 million and $1.4 million, respectively.

Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 65.4%, 57.9% and 57.0% of our purchases for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.  Our second largest vendor, adidas, represented 10.0%, 11.0% and 5.5% of our purchases for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.  Our third largest vendor, Under Armour, represented 5.7%, 10.8% and 16.4% of our purchases for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

Index
Property and Equipment

Property and equipment are recorded at cost and include assets acquired through capital leases.  Property and equipment as of February 2, 2019 and February 3, 2018 consists of the following (in thousands):

	February 2, 2019	February 3, 2018
Land	$7,277	$7,277
Buildings	21,311	21,311
Buildings under capital lease	3,363	3,652
Equipment	96,402	93,163
Equipment under capital lease	678	-
Automobiles under capital lease	1,829	1,702
Furniture and fixtures	36,980	34,892
Leasehold improvements	101,572	91,218
Construction in progress	2,080	4,795
Total property and equipment	271,492	258,010
Less: accumulated depreciation and amortization	156,098	148,312
Total property and equipment, net	$115,394	$109,698

Depreciation on property and equipment is principally provided using the straight-line method over the following estimated service lives:

Buildings	39 years
Leasehold improvements	3 – 10 years
Furniture and fixtures	7 years
Equipment	3 – 7 years

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

Construction in progress has historically been comprised primarily of property and equipment related to unopened stores and amounts associated with technology upgrades at period-end.  At February 2, 2019, approximately 69% of the construction in progress balance was comprised of costs associated with stores.  The remaining balance consisted of costs associated with our technology initiatives.

Maintenance and repairs are charged to expense as incurred.  The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from property and equipment and the related gain or loss is credited or charged to net income, net of proceeds received.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and the City Gear tradename are indefinite-lived assets which are not amortized but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that is more likely than not that an asset is impaired.  Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment and a significant sustained decline in the market price of our stock.  If it is more likely than not that an asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment charge to current income.  No impairment of these assets existed as of February 2, 2019.

Index
Long-Lived Assets

We continually evaluate whether events and circumstances have occurred that indicate the carrying amount of long-lived assets may be may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, our policy is to first compare undiscounted cash flows expected to be generated by that asset or asset group over its remaining life to its carrying amount.  If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized as a charge to current income to the extent that the carrying amount exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  Assets or asset groups to be disposed of are reported at the lower of their carrying value or fair value less any costs of disposition.  Evaluation of asset impairment requires significant judgment.

Capitalized Interest

We capitalize interest on borrowed funds during the construction of certain property and equipment.  No interest costs were capitalized in Fiscal 2019, Fiscal 2018 or Fiscal 2017.

Deferred Rent

Deferred rent primarily consists of step rent and allowances from landlords related to our leased properties.  Step rent represents the difference between actual operating lease payments due and straight-line rent expense, which we record over the term of the lease, including the build-out period.  This amount is recorded as deferred rent in the early years of the lease, when cash payments are generally lower than straight-line rent expense, and reduced in the later years of the lease when payments begin to exceed the straight-line rent expense.  Landlord allowances are generally comprised of amounts received and/or promised to us by landlords and may be received in the form of cash or free rent.  For the cash component, we record a receivable from the landlord in accordance with the terms of the lease and a deferred rent liability.  This deferred rent is amortized into net income (through lower rent expense) over the term (including the pre-opening build-out period) of the applicable lease, and the receivable is reduced as amounts are realized from the landlord.

In our consolidated statements of cash flows, the current and long-term portions of landlord allowances are included as changes in cash flows from operations.  The liability for the current portion of unamortized landlord allowances was $4.9 million and $5.1 million at February 2, 2019 and February 3, 2018, respectively.  The liability for the long-term portion of unamortized landlord allowances was $14.8 million and $15.1 million at February 2, 2019 and February 3, 2018, respectively.  We estimate the non-cash portion of landlord allowances was $0.1 million and $1.2 million at February 2, 2019 and February 3, 2018, respectively.

Revenue Recognition

In Fiscal 2019, we recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers when control of the merchandise is transferred to our customer.  Sales are recorded net of expected returns at the time the customer takes possession of the merchandise.  Net sales exclude sales taxes because we are a pass-through conduit for collecting and remitting these taxes.

Retail Store Sales:  For merchandise sold in our stores, revenue is recognized at the point of sale when tender is accepted and the customer takes possession of the merchandise.

Retail Store Orders:  Retail store customers may order merchandise available in other retail store locations for pickup in the selling store at a later date.  Customers make a deposit with the remaining balance due at pickup.  These deposits are recorded as deferred revenue until the transaction is completed and the customer takes possession of the merchandise.  Retail store customers may also order merchandise to be shipped to home.  Payment is received in full at the time of order and recorded as deferred revenue until delivery.

Layaways:  We offer a retail store program giving customers the option of paying a deposit and placing merchandise on layaway.  The customer may make further payments in installments, but the full purchase price must be received by us within 30 days.  The payments are recorded as deferred revenue until the transaction is completed and the customer takes possession of the merchandise.

Index
Digital Channel Sales:  For merchandise shipped to home, customer payment is received when the order ships.  Revenue is deferred until control passes to the customer at delivery.  Shipping and handling costs billed to customers are included in net sales.

Customer Loyalty Programs:  We offer two customer loyalty programs; the Hibbett Rewards program and the City Gear Reward Points program.  Upon registration and in accordance with the terms of the programs, customers earn points on certain purchases.  Points convert into rewards at defined thresholds.  The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns.  The liability is included in other accrued expenses on our consolidated balance sheets and was $2.2 million and $0.2 million at February 2, 2019 and February 3, 2018, respectively.

Gift Cards:  Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded in accounts payable on our consolidated balance sheet.

The net deferred revenue liability for gift cards, customer orders and layaways at February 2, 2019 and February 3, 2018 was $7.5 million and $6.2 million, respectively, recognized in accounts payable on our consolidated balance sheets.  In Fiscal 2019, gift card breakage income was recognized in net sales in proportion to the redemption pattern of rights exercised by the customer and was $0.6 million.  During Fiscal 2018 and Fiscal 2017, income from unredeemed gift cards was recognized on our consolidated statements of operations as a reduction to store operating, selling and administrative expenses when the likelihood of redemption was deemed remote.  Gift card breakage was not material in Fiscal 2018 or Fiscal 2017.

During the fiscal year ended February 2, 2019, $2.1 million of gift card deferred revenue from prior periods was realized.

Return Sales:  The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price.  The liability is included in accounts payable on our consolidated balance sheets.  We also recognize a return asset and a corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer.  This right to recover the asset is included in net inventory on our consolidated balance sheet at the former carrying value of the merchandise less any expected recovery costs which was $0.8 million at February 2, 2019.

Revenues disaggregated by major product categories are as follows (in thousands):

	Fiscal 2019 (52 weeks)	Fiscal 2018 (53 weeks)	Fiscal 2017 (52 weeks)
Footwear	$579,766	$531,552	$505,939
Apparel	276,731	269,512	282,158
Equipment	152,185	167,155	184,862
	$1,008,682	$968,219	$972,960

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

Index
Insurance Accrual

We are self-insured for a significant portion of our health, workers’ compensation and other business insurance.  Liabilities associated with the risks that are retained by us are estimated, in part, by considering our historical claims experience.  The estimated accruals for these liabilities could be affected if future occurrences and claims differ from our assumptions.  To minimize our potential exposure, we carry stop-loss insurance that reimburses us for losses over prescribed amounts per covered person per year.  As of February 2, 2019 and February 3, 2018, the accrual for these liabilities was not material.

Sales Returns

Net sales returns were $47.7 million for Fiscal 2019, $43.8 million for Fiscal 2018 and $37.8 million for Fiscal 2017 and.  The accrual for the effect of estimated returns was not material as of February 2, 2019 and February 3, 2018.

Note 2.	Recent Accounting Pronouncements

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

The effect of the adoption of ASU 2014-09 on our consolidated balance sheet as of February 2, 2019 was (in thousands):

	As Reported	ASU 2014-09 Effect (1)	Excluding ASU 2014-09 Effect
Inventories, net	$280,287	$(130)	$280,417
Prepaid expenses and other	$16,343	$(252)	$16,595
Accounts payable	$107,315	$693	$106,622
Other accrued expenses	$10,174	$(49)	$10,223

(1)  Does not include the cumulative effect of initially adopting ASU 2014-09 to our consolidated balance sheet as adjusted as of February 4, 2018.

Index
The effect of the adoption of ASU 2014-09 on our consolidated statement of operations for the fifty-two weeks ended February 2, 2019 was (in thousands, except per share amounts):

	As Reported	ASU 2014-09 Effect	Excluding ASU 2014-09 Effect
Net sales	$1,008,682	$(977)	$1,009,659
Cost of goods sold	$679,947	$(110)	$680,057
Gross margin	$328,735	$(867)	$329,602
Store operating, selling and administrative expenses	$264,142	$(68)	$264,210
Income before provision for income taxes	$37,558	$(800)	$38,358
Provision for income taxes	$9,137	$(194)	$9,331
Net income	$28,421	$(606)	$29,027
Diluted earnings per share	$1.51	$(0.03)	$1.54

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

The new standard is effective for us on February 3, 2019, and we will adopt it as of that date.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.  An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application.  We will to use the effective date as our date of initial application.  Consequently, financial information will not be restated, and the disclosures required under the new standard will not be provided for dates and periods prior to February 3, 2019.  We have completed the upgrade of our existing lease accounting system to facilitate the adoption.

The new standard provided for optional practical expedients in transition.  We expect to elect the “package of practical expedients”, which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs under the new standard.  We will not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

On adoption, we will recognize additional operating liabilities of approximately $230.0 million, with corresponding ROU assets of approximately $210.0 million.  The new standard provides practical expedients for an entity’s ongoing accounting.  We will elect the short-term lease recognition exemption for certain classes of underlying assets.  In doing so, for those leases that qualify, we will not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.  We will elect to combine lease and non-lease components for certain classes of underlying assets.

Adoption will result in the elimination of the below-market and above-market lease intangible balances acquired during Fiscal 2019, as these amounts will be included in the ROU assets balance at implementation date.

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations.  As of February 2, 2019, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.

Index
Note 3.	Acquisition

On November 5, 2018, through our wholly-owned subsidiary, Hibbett Sporting Goods, Inc., we acquired City Gear, a Tennessee limited liability company.  Under the Purchase Agreement, which was unanimously approved by our Board of Directors, we agreed to acquire all the outstanding warrants and equity interests, other than certain preferred membership interests, of City Gear, a privately held city specialty retailer.

The purchase price was $88.0 million (Purchase Price) in cash payable at the closing of the transaction (Closing), subject to customary adjustments for City Gear’s cash on hand and net working capital as of the Closing date.  The Purchase Agreement provided that a portion of the Purchase Price be used at Closing to pay off and redeem the outstanding preferred membership interests in City Gear as well as certain other outstanding indebtedness.  In addition, the aggregate consideration payable to the Sellers in connection with the transaction includes two contingent payments (Earnout) based on City Gear’s achievement of certain EBITDA thresholds (as defined in the Purchase Agreement) for the 52-week periods ended February 1, 2020 and January 30, 2021, respectively.  The aggregate amount of the Earnout, if any, will not exceed $25.0 million.  The preliminary fair value of the Earnout is recorded in other liabilities on our consolidated balance sheet.

With over 130 stores, the acquisition provides us with substantially greater scale in the athletic specialty market and is an extension of our strategy to provide high demand, branded products to underserved markets.  We incurred $4.3 million in acquisition-related expenses through Fiscal 2019, excluding acquisition-related interest expense, recorded in store operating, selling and administrative expenses.

The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date of November 4, 2018.  The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are based on estimates and assumptions and are subject to revisions, which may result in adjustments to the preliminary values presented below, when management’s estimates are finalized (in thousands):

Assets Acquired:
Current assets:
Receivables	3,168
Inventories	44,807
Prepaid expense, other current and intangible assets	2,716
Total current assets	50,691
Goodwill	23,133
Property and equipment	16,530
Long-term intangible assets	33,601
Deposits and other assets	567
Deferred tax asset	24
Total assets	$124,546

Liabilities Assumed:
Current liabilities:
Accounts payable	$23,615
Other accrued expenses and intangible liabilities	3,366
Total current liabilities	26,981
Other long-term liabilities and intangible liabilities	2,613
Total liabilities	29,594
Total purchase price	$94,952

Cash paid at closing	$86,837
Fair value of contingent earnout	9,200
Net working capital and debt-like items adjustment	(1,085)

$94,952

Index
We are still in the process of completing our fair market valuations and the purchase price allocation.  As such, the amounts above are preliminary, pending the completion of procedures related to intangible assets and liabilities, inventory, property and equipment, contingent earnout payments, lease-related matters and the tax effect of any identified changes.

Goodwill is calculated as the excess of the purchase price over the net assets acquired and represents the value of City Gear’s brand, our expansion in the city specialty market and expected synergies resulting from the acquisition.  Goodwill is amortized for tax purposes.

Intangible assets and liabilities represent two separately identified assets and one liability.  First, we identified the City Gear tradename as an indefinite-lived intangible asset with a fair value of $32.4 million.  The tradename is not subject to amortization but will be evaluated at least annually for impairment.  Second, we recognized an intangible asset of $1.5 million for favorable City Gear leases and a liability of $2.6 million for unfavorable City Gear leases (as compared to prevailing markets).  Under ASU Topic 842, these intangible assets and liabilities will become a component of the ROU asset (See Note 2, Recent Accounting Pronouncements).  Net amortization of $0.1 million was recognized in Fiscal 2019.

The results of operations of City Gear are included in our results of operations beginning on November 5, 2018.  From November 5, 2018 through February 2, 2019, City Gear generated net sales of $49.1 million and net loss of $0.4 million.  These results included $1.9 million related to the amortization of the step-up of the inventory value related to purchase accounting.

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company’s historical data to give effect to the City Gear acquisition as if it had occurred on January 29, 2017 (the beginning of Hibbett’s fiscal year ended February 3, 2018).  Both Hibbett and City Gear’s fiscal year statements of operations for the fiscal years ended February 2, 2019 and February 3, 2018 contained 52 weeks and 53 weeks of operations, respectively.

	Pro Forma - Unaudited Fiscal Year Ended
(in thousands, except per share data)	February 2, 2019	February 3, 2018
Net sales	$1,152,628	$1,158,701
Net income	$27,265	$31,673
Basic earnings per share	$1.46	$1.56
Diluted earnings per share	$1.45	$1.55

The results for Fiscal 2019 and Fiscal 2018 have been primarily adjusted to include;
•	the pro forma impact of amortization of intangible assets;
•	the depreciation of property and equipment, based on purchase price allocations;
•	the pro forma impact of additional interest expense relating to the acquisition;
•	the pro forma impact of acquisition-related costs incurred by the Company directly attributable to the transaction; and
•	the pro forma tax effect of income taxes on the above adjustments.

For Fiscal 2019, results have been adjusted to exclude the impact of acquisition-related expenses and purchase accounting adjustments incurred by the Company that are directly attributable to the transaction.

The pro forma financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above.  The adjustments are based on estimates based on currently available information and actual amounts may differ materially from these estimates.  They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the City Gear acquisition.

Index
Note 4.	Stock-Based Compensation

At February 3, 2018, we had four stock-based compensation plans:

(a)
The 2015 Equity Incentive Plan (EIP) provides that the Board of Directors (Board) may grant equity awards to certain employees of the Company at its discretion.  The EIP was adopted effective July 1, 2015 and authorizes grants of equity awards of up to 1,000,000 authorized but unissued shares of common stock.  At February 2, 2019, there were 534,918 shares available for grant under the EIP.

(b)
The 2015 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 300,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  The ESPP was adopted effective July 1, 2015.  At February 2, 2019, there were 228,718 shares available for purchase under the ESPP.

(c)
The 2015 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options.  The Deferred Plan was adopted effective July 1, 2015 and authorizes grants up to 150,000 authorized but unissued shares of common stock.  At February 2, 2019, there were 130,465 shares available for grant under the Deferred Plan.

(d)
The 2012 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors.  The DEP was adopted effective May 24, 2012 and authorizes grants of equity awards of up to 500,000 authorized but unissued shares of common stock.  At February 2, 2019, there were 262,315 shares available for grant under the DEP.

Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of February 2, 2019, we had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based units (PSUs) to our employees.  The annual grants made for Fiscal 2019, Fiscal 2018 and Fiscal 2017 to employees consisted solely of RSUs.  We have also awarded PSUs to our Named Executive Officers (NEOs) and expect the Compensation Committee of the Board will continue to grant PSUs to our NEOs in the future.

As of February 2, 2019, we had only granted awards in the form of stock, stock options and deferred stock units (DSUs) to our Board members.  Under the DEP, Board members currently receive an annual value of $75,000 worth of equity in the form of stock options or RSUs upon election to the Board and a value of $100,000 worth of equity in any form allowed within the DEP, for each full year of service, pro-rated for Directors who serve less than one full year.  The Chairman of the Board receives an annual value of $150,000 of equity in any form allowed within the DEP.

The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Under the DEP, Directors have the option with certain equity forms to set vesting dates.  Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.  All of our awards are classified as equity awards.

Index
The compensation cost for these plans was as follows (in thousands):

	Fiscal Year Ended
	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)	January 28, 2017 (52 weeks)
Stock-based compensation expense by type:
Stock options	$185	$224	$384
Restricted stock units	3,932	3,536	4,010
Employee stock purchases	105	96	104
Director deferred compensation	94	24	94
Total stock-based compensation expense	4,316	3,880	4,592
Income tax benefit recognized	958	1,363	1,655
Stock-based compensation expense, net of income tax	$3,358	$2,517	$2,937

Stock-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses.  There is no capitalized stock-based compensation cost.

The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock unit awards vested during the period.  The actual income tax benefit realized for the deductions considered on our income tax returns for Fiscal 2019, Fiscal 2018 and Fiscal 2017 was from option exercises and restricted stock unit releases and totaled $0.4 million, $0.9 million and $1.2 million, respectively.

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

During Fiscal 2019, we had two stock option grants dated March 27, 2018 to directors.  A total of 19,994 stock options was granted at an exercise price of $22.55.  The fair value of the grants was $7.15 which was estimated on the date of grant using the Black-Scholes pricing model assuming an expected life of 3.98 years, expected volatility of 36.09%, a risk-free interest rate of 2.45% with no dividend yield.

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

Index
Activity for our option plans during Fiscal 2019 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at February 3, 2018	288,150	$36.15	5.12	$324
Granted	19,994	22.55
Exercised	(27,625)	17.46
Forfeited, cancelled or expired	(1,097)	20.02
Options outstanding at February 2, 2019	279,422	$37.08	4.91	$55

Exercisable at February 2, 2019	279,422	$37.08	4.91	$55

The weighted average grant-date fair value of options granted during Fiscal 2019, Fiscal 2018 and Fiscal 2017 was $7.15, $6.42 and $10.56, respectively.

The total intrinsic value of stock options exercised during Fiscal 2019, Fiscal 2018 and Fiscal 2017 was $0.2 million, $0.1 million and $0.6 million, respectively.  The total cash received from these stock option exercises during Fiscal 2019, Fiscal 2018 and Fiscal 2017 was $0.5 million, $0.3 million and $0.4 million, respectively.  For Fiscal 2017, excess income tax benefits from the exercise of stock option are included in cash flows from financing activities as required by ASC Topic 230, Statement of Cash Flows.  Beginning in Fiscal 2018, with the adoption of ASU 2016-09, excess tax benefits are included in earnings.  As of February 2, 2019, there was no unamortized unrecognized compensation cost related to stock options.

Restricted Stock and Performance-Based Units

RSUs and PSUs are granted with a fair value equal to the closing market price of our common stock on the date of grant.  All PSUs have been awarded in the form of restricted stock units.  Compensation expense is recorded straight-line over the vesting period and, in the case of PSUs, at the estimated percentage of achievement.  Restricted stock unit awards to our employees generally cliff vest in four years from the date of grant for those awards that are not performance-based.  If a Director chooses to receive their annual equity award in stock and defers the vesting date, then the form of stock is a DSU.  PSUs provide for awards based on achievement of certain predetermined corporate performance goals and cliff vest in three to five years from the date of grant after achievement of stated performance criterion and upon meeting stated service conditions.

The following table summarizes the restricted stock unit awards activity under all our plans during Fiscal 2019:

	RSUs		PSUs		Totals
	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted stock unit awards outstanding at February 3, 2018	313,611	$40.10	132,370	$37.55	445,981	$39.34
Granted	174,007	22.55	44,700	22.55	218,707	22.55
PSU adjustment (1)	-	-	(13,725)	29.30	(13,725)	40.24
Vested	(60,658)	51.47	(5,025)	54.06	(65,683)	51.67
Forfeited, cancelled or expired	(22,583)	33.31	(14,650)	50.48	(37,233)	40.07
Restricted stock unit awards outstanding at February 2, 2019	404,377	$31.22	143,670	$31.78	548,047	$31.37

Index
(1)  PSU adjustment represents the net RSUs awarded to our NEOs above and below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant.  One grant goal was achieved at 50% and another grant goal was forfeited for performance equity awards whose final achievement was based on Fiscal 2017 through Fiscal 2019 financial results; therefore, the adjustment was negative.

The weighted average grant date fair value of our RSUs granted was $22.55, $29.60 and $35.12 for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.  There were 218,707, 166,690 and 163,643 RSUs awarded during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

During Fiscal 2019, 65,683 RSU awards, including 5,025 PSU awards, vested with an intrinsic value of $1.4 million.  The total intrinsic value of our RSU awards outstanding and unvested at February 2, 2019, February 3, 2018 and January 28, 2017 was $8.9 million, $9.9 million and $12.9 million, respectively.  As of February 2, 2019, there was approximately $5.0 million of total unamortized unrecognized compensation cost related to RSU awards.  This cost is expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employee purchases of common stock and the average price per share through the ESPP were as follows:

Fiscal Year Ended	Shares Purchased	Average Price Per Share
February 2, 2019	26,077	$15.96
February 3, 2018	23,555	$16.36
January 28, 2017	14,890	$28.48

The assumptions used in the option pricing model were as follows:

	Fiscal Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Weighted average fair value at date of grant	$4.75	$4.06	$6.98
Expected life (years)	0.25	0.25	0.25
Expected volatility	34.8% - 36.1%	30.2% - 36.2%	30.1% - 32.0%
Risk-free interest rate	3.26% - 5.21%	1.19% - 2.48%	0.37% - 0.68%
Dividend yield	None	None	None

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of ASC Topic 718 as it relates to accounting for certain employee stock purchase plans with a look-back option.  The compensation expense included in store operating, selling and administrative expenses and recognized during each of Fiscal 2019, Fiscal 2018 and Fiscal 2017 was $0.1 million.

Director Deferred Compensation

Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their Board and Board Committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into stock units are calculated and expensed each calendar quarter by taking deferred fees earned during the calendar quarter and dividing by the closing price of our common stock on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, Board and Board Committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  A total of 4,888, 1,195 and 2,542 stock units were deferred under this plan in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.  Two directors have elected to defer all or a portion of their compensation into stock units in calendar 2019.

Index
Note 5.	Earnings Per Share

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

	Fiscal Year Ended
	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)	January 28, 2017 (52 weeks)
Net income	$28,421	$35,030	$61,075

Weighted average number of common shares outstanding	18,644	20,347	22,240
Dilutive stock options	3	5	40
Dilutive restricted stock units	179	98	147
Weighted average number of common shares outstanding and dilutive shares	18,826	20,450	22,427

Basic earnings per share	$1.52	$1.72	$2.75
Diluted earnings per share	$1.51	$1.71	$2.72

In calculating diluted earnings per share 260,845, 235,232 and 104,091 options to purchase shares of common stock outstanding as of the end of the period were excluded in the computations of diluted earnings per share due to their anti-dilutive effect in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

We excluded 49,800 nonvested stock awards granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to performance-based annual vesting conditions which had not been achieved by the end of Fiscal 2019.  Assuming the performance criteria had been achieved at target as of February 2, 2019, the incremental dilutive impact would have been 39,190 shares.

NOTE 6.	DEBT

In October 2018, we entered into amended agreements with Bank of America, N.A. and Regions Bank providing for an increase in the aggregate amount of credit available to us under each line of credit from $30.0 million to $50.0 million for the purpose of financing a portion of the cash purchase price payable in the acquisition of City Gear.

The terms of the Bank of America facility allow for borrowings up to $50.0 million with an interest rate agreed upon between the lender and us at the time a loan is made.  The terms of the Regions Bank facility allow for borrowings up to $50.0 million with an interest rate at one-month LIBOR plus 1.5%.  Both facilities are unsecured, due on demand and expire in October 2021.  Under the provisions of both facilities, we do not pay commitment fees.  However, both are subject to negative pledge agreements that, among other things, restrict liens or transfers of assets including inventory, tangible or intangible personal property and land and land improvements.

There were 95 days during the 52 weeks ended February 2, 2019, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $45.4 million and $75.0 million, respectively, and an average interest rate of 3.70%.  At February 2, 2019, a total of $65.0 million was available to us from these facilities.

Index
At February 3, 2018, we had two unsecured credit facilities, which were renewable in March and April 2018.  The March facility allowed for borrowings up to $30.0 million with an interest rate agreed upon between lender and borrower at the time a loan was made.  The April facility allowed for borrowings up to $30.0 million at a rate of one-month LIBOR plus 2.5%.  Under the provisions of both facilities, we did not pay commitment fees and were not subject to covenant requirements.  There were seven days during the 53 weeks ended February 3, 2018, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $4.1 million and $4.9 million, respectively, and an average interest rate of 2.78%.  At February 3, 2018, a total of $60.0 million was available to us from these facilities.

NOTE 7.	LEASES

We have entered into capital leases for certain property and transportation equipment.  At February 2, 2019, total capital lease obligations were $3.0 million, of which $1.0 million was classified as a short-term liability and included in capital lease obligations and $2.0 million was classified as a long-term liability and included in capital lease obligations in our consolidated balance sheet.  At February 3, 2018, total capital lease obligations were $3.2 million, of which $0.7 million was classified as a short-term liability and included in capital lease obligations and $2.5 million was classified as a long-term liability and included in capital lease obligations in our consolidated balance sheet.  The cost basis of total assets under capital leases at February 2, 2019 and February 3, 2018 was $5.9 million and $5.4 million, respectively, with accumulated amortization at February 2, 2019 and February 3, 2018 of $3.3 million and $2.7 million, respectively.  Amortization expense related to assets under capital leases was $0.7 million, $0.6 million and $0.6 million in Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.

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

During Fiscal 2019, we acquired 136 stores, opened 32 new stores and increased our lease commitments by a net of 84 stores and one administrative office lease.  Of the new lease commitments, the initial lease termination dates were between May 2023 and March 2029.  At February 2, 2019, the future minimum lease payments under capital leases and the present value of such payments, and the future minimum lease payments under our operating leases, excluding maintenance, insurance and real estate taxes, were as follows (in thousands):

	Capital	Operating	Total
Fiscal 2020	$1,259	$68,002	$69,261
Fiscal 2021	951	58,666	59,617
Fiscal 2022	451	46,683	47,134
Fiscal 2023	408	34,011	34,419
Fiscal 2024	306	22,426	22,732
Thereafter	217	40,181	40,398
Total minimum lease payments	3,592	269,969	273,561
Less amount representing interest	581	-	581
	$3,011	$269,969	$272,980

Index
Rental expense for all operating leases consisted of the following (in thousands):

	Fiscal Year Ended
	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)	January 28, 2017 (52 weeks)
Minimum rentals	$55,755	$54,337	$54,910
Contingent rentals	4,397	4,931	4,744
	$60,152	$59,268	$59,654

NOTE 8.	DEFINED CONTRIBUTION BENEFIT PLANS

We maintain the Hibbett Sports, Inc. 401(k) Plan (401(k) Plan) for the benefit of our employees.  The 401(k) Plan covers all employees who have completed one year of service.  Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law.  These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code which allows deferral of income taxes on the amount contributed to the 401(k) Plan.  Effective Fiscal 2016, the Board adopted the Safe Harbor provisions for our 401(k) Plan.  For Fiscal 2019, Fiscal 2018 and Fiscal 2017, we matched 100% of the first 3% of eligible compensation and 50% of the next 3% of eligible compensation for a total possible match of 4.5% of the first 6% of eligible compensation.  Contribution expense incurred under the 401(k) Plan for Fiscal 2019, Fiscal 2018 and Fiscal 2017 was $1.3 million, $1.4 million and $1.4 million, respectively.

We maintain the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under the 401(k) Plan was limited because of certain restrictions applicable to qualified plans.  The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation.  Contributions to the Supplemental Plan are not subject to matching provisions, therefore no contribution expense was incurred under the Supplemental Plan for Fiscal 2019, Fiscal 2018 and Fiscal 2017.  The Supplemental Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

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

We maintain a Flexible Spending Account Plan (FSA) that allows employees to set aside pre-tax amounts for out-of-pocket health care and dependent care expenses.  The health care FSA is subject to ERISA, whereas the dependent care FSA is not.  Employees are eligible to participate in the FSA upon meeting eligibility requirements or upon a defined qualifying event, and may enroll annually during an open enrollment period.  Plan amounts are determined annually by the employee in advance and are subject to IRS dollar limitations.  Employee elections, in general, cannot be increased, decreased or discontinued during the election period.  Under the health care FSA, participants can rollover up to $500 of unused amounts at the end of the plan year.  Under the dependent care FSA, unused amounts at the end of the plan year are subject to forfeiture and such forfeitures can be used to offset administrative expenses.

NOTE 9.	RELATED‑PARTY TRANSACTIONS

The Company leases one store under a lease arrangement with AL Florence Realty Holdings 2010, LLC, a wholly-owned subsidiary of Books-A-Million, Inc., (BAMM).  One of our Directors, Terrance G. Finley is an executive officer of BAMM.  Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 2022.  In Fiscal 2019, Fiscal 2018 and Fiscal 2017, minimum lease payments were $0.1 million.  Minimum lease payments remaining under this lease at February 2, 2019 were $0.3 million.

Index
NOTE 10.	INCOME TAXES

A summary of the components of the provision/(benefit) for income taxes is as follows (in thousands):

	Fiscal Year Ended
	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)	January 28, 2017 (52 weeks)
Federal:
Current	$7,375	$16,154	$31,007
Deferred	339	3,257	1,359
	7,714	19,411	32,366
State:
Current	1,625	1,668	3,042
Deferred	(202)	338	13
	1,423	2,006	3,055
Provision for income taxes	$9,137	$21,417	$35,421

A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before provision for income taxes follows:

	Fiscal Year Ended
	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)	January 28, 2017 (52 weeks)
Tax provision computed at the federal statutory rate	21.00%	33.72%	35.00%
Effect of state income taxes, net of federal benefits	2.86	2.50	2.22
Enactment of the Tax Cuts and Jobs Act	-	1.39	-
Federal income tax credits	(1.36)	(0.32)	(0.45)
Equity compensation tax deficiencies	1.30	1.23	-
Other, net	0.53	(0.58)	(0.06)
	24.33%	37.94%	36.71%

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduced the federal corporate income tax rate to 21% from 35%.  As of the enactment date, we remeasured our deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which was generally 21% for federal income tax purposes).

Index
Deferred income taxes on the consolidated balance sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes.  The components of the deferred income taxes, net, are as follows (in thousands):

	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)
Deferred rent	$6,333	$6,971
Inventories	3,442	3,209
Accruals	5,080	3,616
Stock-based compensation	3,681	3,714
Other	328	49
Total deferred tax assets	18,864	17,559

Accumulated depreciation and amortization	(15,089)	(14,395)
Prepaid expenses	(1,420)	(644)
Other	-	(224)
State taxes	(77)	(120)
Total deferred tax liabilities	(16,586)	(15,383)
Deferred income taxes, net	$2,278	$2,176

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

Index
A reconciliation of the unrecognized tax benefit, excluding estimated interest and penalties, under ASC Subtopic 740-10 follows (in thousands):

	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)	January 28, 2017 (52 weeks)
Unrecognized tax benefits - beginning of year	$1,156	$1,267	$1,242
Gross increases - tax positions in prior period	246	140	158
Gross decreases - tax positions in prior period	(10)	(7)	(26)
Gross increases - tax positions in current period	107	70	121
Settlements	-	-	-
Lapse of statute of limitations	(254)	(314)	(228)
Unrecognized tax benefits - end of year	$1,245	$1,156	$1,267

We classify interest and penalties recognized on unrecognized tax benefits as income tax expense.  We have accrued interest and penalties in the amount of $0.2 million, $0.1 million and $0.1 million as of February 2, 2019, February 3, 2018 and January 28, 2017, respectively.  During Fiscal 2019, Fiscal 2018 and Fiscal 2017, we recorded $18,000, $4,000 and $21,000, respectively, for the accrual of interest and penalties in the consolidated statement of operations.

Of the unrecognized tax benefits as of February 2, 2019, February 3, 2018 and January 28, 2017, $1.0 million, $1.0 million and $0.9 million, respectively, if recognized, would affect our effective income tax rate.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

Annual Bonuses and Equity Incentive Awards

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At February 2, 2019 and February 3, 2018, there was $3.9 million and $1.9 million, respectively, of annual bonus-related expense included in accrued payroll expenses.

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

Legal Proceedings and Other Contingencies

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  At February 2, 2019 and February 3, 2018, the estimated liability is immaterial.

The estimates of our liability for pending and unasserted potential claims do not include litigation costs.  It is our policy to accrue legal fees when it is probable that we will have to defend against known claims or allegations and we can reasonably estimate the amount of the anticipated expense.

Index
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

NOTE 12.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth certain unaudited consolidated financial data for the quarters indicated (dollar amounts in thousands, except per share amounts):

	Fiscal Year Ended February 2, 2019
	First (13 weeks)	Second (13 weeks)	Third (13 weeks)	Fourth (13 weeks)
Net sales	$274,707	$211,123	$216,888	$305,964
Gross margin	$96,773	$66,351	$70,512	$95,099
Operating income (loss)	$28,621	$(1,885)	$1,842	$8,963
Net income (loss)	$21,509	$(1,222)	$1,499	$6,634

Basic earnings (loss) per share	$1.13	$(0.06)	$0.08	$0.36
Diluted earnings (loss) per share	$1.12	$(0.06)	$0.08	$0.36

	Fiscal Year Ended February 3, 2018
	First (13 weeks)	Second (13 weeks)	Third (13 weeks)	Fourth (14 weeks)
Net sales	$275,688	$187,958	$237,834	$266,738
Gross margin	$98,218	$54,408	$76,113	$83,977
Operating income (loss)	$34,168	$(5,162)	$11,787	$15,884
Net income (loss)	$20,910	$(3,176)	$7,564	$9,733

Basic earnings (loss) per share	$0.98	$(0.15)	$0.37	$0.51
Diluted earnings (loss) per share	$0.97	$(0.15)	$0.37	$0.51

In the opinion of our management, this unaudited information has been prepared on the same basis as the audited information.  The operating results from any quarter are not necessarily indicative of the results to be expected for any future period.

NOTE 13.	FAIR VALUE MEASUREMENTS

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

Index
The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	February 2, 2019			February 3, 2018
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$158	$-	$-	$463	$-	$-
Long-term investments	2,377	-	-	2,418	-	-
Long-term contingent earnout	-	-	9,200	-	-	-
Total investments	$2,535	$-	$9,200	$2,881	$-	$-

Short-term investments are reported in prepaid expenses and other while long-term investments are reported in other assets, net, in our consolidated balance sheets.

The long-term contingent Earnout represents the fair value of potential additional payments outlined in the Purchase Agreement to the members and warrant holders of City Gear if certain financial goals are achieved over the next two fiscal years (Fiscal 2020 and Fiscal 2021).  The Earnout was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, risk-free rate and dividend yield.  The Earnout will be re-valued each quarter and any change in valuation will flow through our statements of operations.

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

As of February 2, 2019, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a and 15d-15(e) under the Exchange Act).  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of February 2, 2019.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2019, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of February 2, 2019.

On November 4, 2019, we acquired City Gear.  As permitted by SEC guidance for newly acquired businesses, we excluded City Gear from our assessment of internal control over financial reporting, which represented total assets of $123.8 million and net sales of $49.1 million for the fiscal year ended February 2, 2019.  We are in the process of integrating the City Gear operations into our internal control structure and expect that this effort will be completed in Fiscal 2020.

Index
KPMG LLP, our independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of February 2, 2019 included in Item 8 herein.

(c)  Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Although additional controls were introduced during the fourth quarter of Fiscal 2019 related to the opening balance sheet and consolidation of City Gear financial activity, we primarily used our existing internal control over financial reporting in connection with the consolidation of our financial statements for Fiscal 2019.

Item 9B.	Other Information.

None.

PART III

With the exception of the information specifically incorporated by reference from our Proxy Statement for the 2019 Annual Meeting of Stockholders (2019 Proxy Statement) in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2019 Proxy Statement shall not be deemed to be a part of, or incorporated by reference into, this Form 10-K.

Item 10.	Directors, Executive Officers and Corporate Governance.

The following information required by this Item is incorporated by reference from the 2019 Proxy Statement, which will be filed on or around April 23, 2019:

•    Information regarding our directors is found under the heading “The Board of Directors.”
•    Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, is found under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”
•    Information regarding the Company’s Audit Committee financial expert(s) is found under the heading “Committees of the Board of Directors - Audit Committee - Audit Committee Financial Experts.”
•    Information regarding the members of the Audit Committee is found under the heading “Committees of the Board of Directors - Audit Committee.”

We have adopted a Code of Business Conduct and Ethics (Code) for all Company employees, including our Named Executive Officers as determined for our 2019 Proxy Statement.  We have also adopted a set of Corporate Governance Guidelines (Guidelines) and charters for all of our Board Committees, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for senior executive and financial officers as well as any change or amendments to our Guidelines or committee charters by posting such information on our website.  The Code, Guidelines and charters are posted on our website, www.hibbett.com under “Investor Relations.”

The information concerning our executive officers required by this Item is included in Part I, Item 1 of this Form 10-K under the heading “Our Executive Officers.”  Each of our executive officers is elected annually.

Item 11.	Executive Compensation.

The following information required by this Item is incorporated by reference from the 2019 Proxy Statement:

•    Information regarding executive compensation is found under the headings “Compensation Discussion and Analysis” and “Annual Compensation of Executive Officers.”
•    Information regarding the report of the Compensation Committee on executive compensation is found under the heading “Compensation Committee Report.”

Index
•    Information regarding Compensation Committee interlocks is found under the heading “Compensation Committee Interlocks and Insider Participation.”
•    Information regarding director compensation is found under the heading “Compensation of Non-Employee Directors.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding the stock ownership of directors, executive officers and five percent beneficial owners is found under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information on the equity securities of the Company that are authorized for issuance under its equity compensation plans as of February 2, 2019:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	837,486	$37.11	1,156,416
Equity compensation plans not approved by security holders	-	-	-
TOTAL	837,486	$37.11	1,156,416

(1)
Includes 404,377 RSUs and 148,200 PSUs that may be awarded if specified targets and/or service periods are met.  It also includes 5,487 DSUs.  The weighted average exercise price of outstanding options does not include these awards.

(2)
Includes 228,718 shares remaining under our ESPP and 130,465 shares remaining under our Deferred Plan without consideration of shares subject to purchase in the purchasing period ending March 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information regarding related party transactions and director independence required by this Item is found under the headings “Related Person Transactions” and “Our Board of Directors and Corporate Governance Matters - Director Independence” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information regarding principal accountant fees and services required by this Item is found under the headings “Audit Matters - Fees Paid to KPMG LLP” and “Audit Matters - Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in the 2019 Proxy Statement and is incorporated herein by reference.

Index
PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report:

Number	Description	Page
1.	Financial Statements.

The following Consolidated Financial Statements and Supplementary Data of the Company and Independent Registered Public Accounting Firm’s Report on such Consolidated Financial Statements are included in Part II, Item 8 of this report:

	Report of Independent Registered Public Accounting Firm	41
	Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018	43
	Consolidated Statements of Operations for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017	44
	Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017	45
	Consolidated Statements of Stockholders’ Investment for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017	46
	Notes to Consolidated Financial Statements	47

2.	Financial Statement Schedules.

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

Index
Number	Description	Page
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

10.4
Hibbett Sports, Inc. 2012 Non-Employee Director Equity Plan; incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.

10.5
Hibbett Sports, Inc. Non-Employee Director Non-Qualified Option Agreement (Initial Grant, Service Requirement); incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.6
Hibbett Sports, Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Initial Grant, Service Requirement); incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.7
Hibbett Sports, Inc. Non-Employee Director Non-Qualified Option Agreement (Annual Grant; Fully Vested); incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.8
Hibbett Sports, Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Annual Grant; Fully Vested); incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.9
Amended and Restated Agreement of Lease between Hibbett Sporting Goods, Inc. and AL Florence Realty Holdings 2010, LLC, dated October 3, 2011; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2012.

10.10
Change in Control Severance Agreement; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008.

10.11
Executive Restricted Stock Unit Award Agreement; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008.

10.12
Hibbett Sports, Inc. 2015 Equity Incentive Plan; incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission of April 23, 2015.

10.13
Hibbett Sports, Inc. 2016 Executive Officer Cash Bonus Plan; incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 21, 2016.

10.14
Hibbett Sports, Inc. Executive Voluntary Deferral Plan; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009.

10.15
Hibbett Sports, Inc. 2015 Employee Stock Purchase Plan; incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 23, 2015.

10.16
Hibbett Sports, Inc. 2015 Director Deferred Compensation Plan; incorporated herein by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 23, 2015.

Index
Number		Description	Page
10.17
Standard Restricted Stock Unit Award Agreement; incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 7, 2016.

10.18
Executive Restricted Stock Unit Award Agreement; incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 13, 2018.

		Subsidiaries of the Registrant
21
List of Company’s Subsidiaries:
1)      Hibbett Sporting Goods, Inc., a Delaware Corporation
2)      City Gear, LLC, a Tennessee Limited Liability Company
3)      Hibbett Digital Management, LLC, an Alabama Limited Liability Company
4)      Gift Card Services, LLC., a Virginia Limited Liability Company
5)      Hibbett Wholesale, Inc., an Alabama Corporation
6)      Hibbett Holdings, LLC, an Alabama Limited Liability Company

		Consents of Experts and Counsel
23.1		Consent of Independent Registered Public Accounting Firm (filed herewith)	76

		Certifications
31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)	77
31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)	78
32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	79

		Interactive Data Files

The following financial information from the Annual Report on Form 10-K for the fiscal year ended February 2, 2019, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Audited Consolidated Balance Sheets at February 2, 2019 and February 3, 2018; (ii) the Audited Consolidated Statements of Operations for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; (iii) the Audited Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; (vi) the Audited Statements of Stockholders’ Investment for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017; (v) the Notes to Audited Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
	*	Filed Within

Item 16.	Form 10-K summary.

Not applicable.

Index
SIGNATURES.

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT SPORTS, INC.

Date: April 18, 2019	By:	/s/ Scott J. Bowman
Scott J. Bowman Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffry O. Rosenthal	Chief Executive Officer, President and Director (Principal Executive Officer)	April 18, 2019
Jeffry O. Rosenthal

/s/ Scott J. Bowman	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 18, 2019
Scott J. Bowman

/s/ Michael J. Newsome	Chairman of the Board	April 18, 2019
Michael J. Newsome

/s/ Anthony F. Crudele	Lead Director	April 18, 2019
Anthony F. Crudele

/s/ Jane F. Aggers	Director	April 18, 2019
Jane F. Aggers

/s/ Karen S. Etzkorn	Director	April 18, 2019
Karen S. Etzkorn

/s/ Terrance G. Finley	Director	April 18, 2019
Terrance G. Finley

/s/ James A. Hilt	Director	April 18, 2019
James A. Hilt

/s/ Ralph T. Parks	Director	April 18, 2019
Ralph T. Parks

/s/ Alton E. Yother	Director	April 18, 2019
Alton E. Yother