Form 10-Q
period 2019-05-04
HIBBETT SPORTS INC
filed 2019-07-08
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

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

NONE
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	HIBB	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of common stock, par value $0.01 per share, outstanding as of June 28, 2019, were 17,879,913 shares.

HIBBETT SPORTS, INC.

Index
PART I.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	May 4, 2019	February 2, 2019
Current Assets:
Cash and cash equivalents	$116,963	$61,756
Receivables, net	8,284	9,470
Inventories, net	248,548	280,287
Other current assets	12,995	16,343
Total current assets	386,790	367,856

Property and equipment, net	107,673	115,394
Operating right-of-use assets	224,870	-
Finance right-of-use assets, net	2,228	-

Goodwill	19,661	23,133
Trade name intangible asset	32,400	32,400
Deferred income taxes, net	3,216	2,278
Other assets, net	3,868	5,004
Total Assets	$780,706	$546,065

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$105,834	$107,315
Operating lease liabilities	66,268	-
Credit facilities	26,000	35,000
Finance/capital lease obligations	973	1,017
Accrued payroll expenses	7,322	13,929
Deferred rent	-	5,838
Other accrued expenses	15,604	10,174
Total current liabilities	222,001	173,273

Operating lease liabilities	188,839	-
Finance/capital lease obligations	1,777	1,994
Deferred rent	-	19,522
Unrecognized tax benefits	1,370	1,401
Other liabilities	9,537	13,826
Total liabilities	423,524	210,016

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 39,100,509 and 38,983,232 shares issued at May 4, 2019 and February 2, 2019, respectively	391	390
Paid-in capital	186,462	185,752
Retained earnings	785,454	759,677
Treasury stock, at cost; 20,945,674 and 20,686,242 shares repurchased at May 4, 2019 and February 2, 2019, respectively	(615,125)	(609,770)
Total stockholders' investment	357,182	336,049
Total Liabilities and Stockholders' Investment	$780,706	$546,065

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	$343,295	$274,707
Cost of goods sold	224,692	177,934
Gross margin	118,603	96,773
Store operating, selling and administrative expenses	74,038	61,904
Depreciation and amortization	7,223	6,248
Operating income	37,342	28,621
Interest expense, net	46	57
Income before provision for income taxes	37,296	28,564
Provision for income taxes	9,439	7,055
Net income	$27,857	$21,509

Basic earnings per share	$1.52	$1.13
Diluted earnings per share	$1.50	$1.12

Weighted average shares outstanding:
Basic	18,308	18,970
Diluted	18,535	19,143

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Cash Flows From Operating Activities:
Net income	$27,857	$21,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,223	6,248
Stock-based compensation	507	1,736
Other non-cash adjustments to net income:	4,222	161
Changes in operating assets and liabilities:
Inventories, net	30,783	25,087
Prepaid expenses and other	8,869	5,034
Accounts payable	(1,481)	(10,222)
Other assets and liabilities	(5,922)	(2,530)
Net cash provided by operating activities	72,058	47,023

Cash Flows From Investing Activities:
Capital expenditures	(2,469)	(4,095)
Other, net	(54)	28
Net cash used in investing activities	(2,523)	(4,067)

Cash Flows From Financing Activities:
Repayments under credit facilities, net	(9,000)	-
Cash used for stock repurchases	(4,799)	(455)
Net payments on finance/capital lease obligations	(242)	(160)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	203	358
Other, net	(490)	(416)
Net cash used in financing activities	(14,328)	(673)

Net increase in cash and cash equivalents	55,207	42,283
Cash and cash equivalents, beginning of period	61,756	73,544
Cash and cash equivalents, end of period	$116,963	$115,827

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Statements of Stockholders Investment
(in thousands)

13 Weeks Ended May 4, 2019

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders’ Investment
Balance - February 2, 2019	38,983	$390	$185,752	$759,677	20,686	$(609,770)	$336,049
Net income	-	-	-	27,857	-	-	27,857
Issuance of shares through the Company’s equity plans	118	1	203	-	-	-	204
Adjustment for adoption of accounting standard	-	-	-	(2,080)	-	-	(2,080)
Purchase of shares under the stock repurchase program	-	-	-	-	230	(4,799)	(4,799)
Settlement of net share equity awards	-	-	-	-	29	(556)	(556)
Stock-based compensation	-	-	507	-	-	-	507
Balance - May 4, 2019	39,101	$391	$186,462	$785,454	20,945	$(615,125)	$357,182

13 Weeks Ended May 5, 2018

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders’ Investment
Balance - February 3, 2018	38,863	$389	$180,536	$731,901	19,910	$(593,230)	$319,596
Net income	-	-	-	21,509	-	-	21,509
Issuance of shares through the Company’s equity plans	83	-	358	-	-	-	358
Adjustment for adoption of accounting standard	-	-	-	(645)	-	-	(645)
Purchase of shares under the stock repurchase program	-	-	-	-	22	(455)	(455)
Settlement of net share equity awards	-	-	-	-	19	(416)	(416)
Stock-based compensation	-	-	1,736	-	-	-	1,736
Balance - May 5, 2018	38,946	$389	$182,630	$752,765	19,951	$(594,101)	$341,683

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (including the condensed consolidated balance sheet as of February 2, 2019, which has been derived from audited financial statements) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  References to “we,” “our,” “us” and the “Company” refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed on April 18, 2019.  The unaudited condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described in our 2019 Annual Report, except as described in Note 4, Leases, and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.

Acquisition

We acquired City Gear, LLC (City Gear) on November 5, 2018 with an effective date of November 4, 2018 for approximately $88.0 million, including $86.8 million of cash paid.  (See Note 3, Acquisition)

Property and Equipment

Property and equipment are recorded at cost and at February 2, 2019 included assets acquired through capital leases.  At May 4, 2019, finance lease assets are shown as right-of-use (ROU) assets and are excluded from property and equipment.  (See Note 4, Leases).  In Fiscal 2020, we initiated a strategic realignment that incorporates the closure of 95 stores.  This resulted in a related asset impairment charge of approximately $0.4 million recognized in the 13 weeks ended May 4, 2019.

Property and equipment as of May 4, 2019 and February 2, 2019 consists of the following (in thousands):

	May 4, 2019	February 2, 2019
Land	$7,277	$7,277
Buildings	21,311	21,311
Buildings under capital lease	-	3,363
Equipment	96,003	96,402
Equipment under capital lease	-	678
Automobiles under capital lease	-	1,829
Furniture and fixtures	37,225	36,980
Leasehold improvements	101,540	101,572
Construction in progress	1,485	2,080
Total property and equipment	264,841	271,492
Less: accumulated depreciation and amortization	157,168	156,098
Total property and equipment, net	$107,673	$115,394

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

Index
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

Loyalty Programs:  We offer two loyalty programs; the Hibbett Rewards program and the City Gear Reward Points program.  Upon registration and in accordance with the terms of the programs, customers earn points on certain purchases.  Points convert into rewards at defined thresholds.  The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns.  The liability is included in other accrued expenses on our condensed consolidated balance sheets and was $2.3 million and $2.2 million at May 4, 2019 and February 2, 2019, respectively.

Gift Cards:  Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded in accounts payable on our unaudited condensed consolidated balance sheets.

The net deferred revenue liability for gift cards, customer orders and layaways at both May 4, 2019 and February 2, 2019 was $7.5 million, recognized in accounts payable on our unaudited condensed consolidated balance sheets.  Gift card breakage income is recognized in net sales in proportion to the redemption pattern of rights exercised by the customer and was not material in any period presented.

During the 13 weeks ended May 4, 2019, $0.8 million of gift card deferred revenue from prior periods was realized.

Return Sales:  The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price.  The liability is included in accounts payable on our unaudited condensed consolidated balance sheet.  We also recognize a return asset and a corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer.  This right to recover asset is included in net inventory on our unaudited condensed consolidated balance sheet at the former carrying value of the merchandise less any expected recovery costs which was $0.5 million at May 4, 2019.

Revenues disaggregated by major product categories are as follows (in thousands):

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Footwear	$215,075	$158,587
Apparel	79,557	64,364
Equipment	48,663	51,756
Total	$343,295	$274,707

Index
2.	Recent Accounting Pronouncements

Standards that were adopted

We adopted Accounting Standards Update (ASU) 2016-02, Topic 842, Leases, as of February 3, 2019 using the modified retrospective transition method with the cumulative effect adjustment to the opening balance of retained earnings as of the effective date (effective date method). Under the effective date method, financial results reported in periods prior to Fiscal 2020 are unchanged.

We elected the package of practical expedients, which among other things, does not require reassessment of lease classification.  We did not elect to use hindsight in determining the lease term of existing contracts at the effective date. We also elected the short-term lease recognition exemption for all our leases.  For those leases that qualified as short-term, we did not recognize ROU assets or lease liabilities at adoption. We have lease agreements with non-lease components that relate to the lease components.  We elected not to separate the non-lease components for store lease assets.  We elected to separate the non-lease components for office and transportation equipment lease assets.

The adoption of ASU 2016-02 had a material impact on our unaudited condensed consolidated balance.  Adoption of the standard resulted in the recognition of operating and finance lease ROU assets and operating and finance lease liabilities of $234.0 million and $265.6 million, respectively, and a reduction to retained earnings of $2.1 million, net of tax, as of February 3, 2019.  The operating lease ROU assets recorded at transition include the impact of net unfavorable lease rights of approximately $2.0 million, deferred rent of approximately $25.4 million, and the impairment of ROU assets recognized in retained earnings as of February 3, 2019 of approximately $3.4 million. The adoption did not have a material impact on our unaudited condensed consolidated statement of operations or statement of cash flows.  See Note 4, Leases, in these unaudited condensed consolidated financial statements for additional information.

Standards that are not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments - Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC 326. This ASU provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The effective date will be the first quarter of Fiscal 2021. We expect the ASUs will be adopted using a modified-retrospective approach. We are currently evaluating the timing and effect that adoption of the ASUs will have on our financial statements and related disclosures.

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations.  As of May 4, 2019, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.

3.	Acquisition

On November 5, 2018, through our wholly-owned subsidiary, Hibbett Sporting Goods, Inc., we acquired City Gear, a Tennessee limited liability company.  Under the Purchase Agreement, we agreed to acquire all the outstanding warrants and equity interests, other than certain preferred membership interests, of City Gear, a privately held city specialty retailer.

The purchase price was $88.0 million (Purchase Price) in cash payable at the closing of the transaction (Closing), subject to customary adjustments for City Gear’s cash on hand and net working capital as of the Closing date.  The Purchase Agreement provided that a portion of the Purchase Price be used at Closing to pay off and redeem the outstanding preferred membership interests in City Gear as well as certain other outstanding indebtedness.  In addition, the aggregate consideration payable to the Sellers in connection with the transaction includes two contingent payments (Earnout) based on City Gear’s achievement of certain EBITDA thresholds (as defined in the Purchase Agreement) for the 52-week periods ended February 1, 2020 and January 30, 2021, respectively.  The aggregate amount of the Earnout, if any, will not exceed $25.0 million.  The preliminary fair value of the Earnout is recorded in other liabilities on our unaudited condensed consolidated balance sheets.

Index
With over 130 stores, the acquisition provides us with substantially greater scale in the athletic specialty market and is an extension of our strategy to provide high demand, branded products to underserved markets.  During the 13 weeks ended May 4, 2019, we have incurred $1.7 million in acquisition-related expenses, excluding acquisition-related interest expense.

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

	Preliminary Estimates
	As Reported February 2, 2019	As Revised May 4, 2019	Adjustments
Assets Acquired:
Current assets:
Receivables	$3,168	$3,732	$564
Inventories	44,807	44,807	-
Prepaid expense, other current and intangible assets	2,716	2,689	(27)
Total current assets	50,691	51,228	537
Goodwill	23,133	19,661	(3,472)
Property and equipment	16,530	16,530	-
Long-term intangible assets	33,601	33,503	(98)
Deposits and other assets	567	567	-
Deferred tax asset	24	638	614
Total assets	$124,546	$122,127	$(2,419)

Liabilities Assumed:
Current liabilities:
Accounts payable	$23,615	$23,615	$-
Other accrued expenses and intangible liabilities	3,366	3,526	160
Total current liabilities	26,981	27,141	160
Other long-term liabilities and intangible liabilities	2,613	3,234	621
Total liabilities	29,594	30,375	781
Total purchase price	$94,952	$91,752	$(3,200)

Cash paid at closing	$86,837	$86,837	$-
Fair value of contingent earnout	9,200	6,000	(3,200)
Net working capital and debt-like items adjustment	(1,085)	(1,085)	-
	$94,952	$91,752	$(3,200)

The adjustments recorded in the 13 weeks ended May 4, 2019 to the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed as of November 4, 2018 are due to continued refinement of management’s appraisals and estimates.  Measurement period adjustments are calculated as if they were known at the acquisition date but are recognized during the quarter they became determined.  The provisional fair values of lease-to-market intangibles and the contingent earnout were adjusted during the 13 weeks ended May 4, 2019 when third party valuation services were updated.  The provisional fair value of tenant allowance receivables related to contributions from landlords was adjusted during the 13 weeks ended May 4, 2019 when the assessment of amounts and likelihood of collection were updated.  The adjustments recorded did not have a material impact on results reported in prior reporting periods.

We are still in the process of completing our fair market valuations and the purchase price allocation.  As such, the amounts above are preliminary, pending the completion of procedures related to intangible assets and liabilities, inventory, property and equipment, lease-related matters and the tax effect of any identified changes.

Goodwill is calculated as the excess of the purchase price over the net assets acquired and represents the value of City Gear’s brand, our expansion in the city specialty market and expected synergies resulting from the acquisition.  Goodwill is amortized for tax purposes.

Index
Intangible assets and liabilities represent two separately identified assets and one liability.  First, we identified the City Gear tradename as an indefinite-lived intangible asset with a fair value of $32.4 million.  The tradename is not subject to amortization but will be evaluated at least annually for impairment.  Second, we recognized an intangible asset of $1.4 million for favorable City Gear leases and a liability of $3.4 million for unfavorable City Gear leases (as compared to prevailing markets).  Under ASU Topic 842, these intangible lease assets and lease liabilities became a component of the ROU asset as of February 3, 2019.  (See Note 2, Recent Accounting Pronouncements)

The results of operations of City Gear are included in our results of operations beginning on November 5, 2018.  From February 3, 2019 through May 4, 2019, City Gear generated net sales of $59.4 million.  Also, $1.0 million related to the amortization of the step-up of the inventory value related to purchase accounting was included in gross margin for the 13 weeks ended May 4, 2019.

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company’s historical data to give effect to the City Gear acquisition as if it had occurred on January 29, 2017 (the beginning of Hibbett’s fiscal year ended February 3, 2018).

(in thousands, except per share data)	May 5, 2018
Net sales	$333,996
Net income	$27,506
Basic earnings per share	$1.45
Diluted earnings per share	$1.44

The results for the 13 weeks ended May 5, 2018 have been primarily adjusted to include:
•	the pro forma impact of amortization of intangible assets;
•	the depreciation of property and equipment, based on purchase price allocations;
•	the pro forma impact of additional interest expense relating to the acquisition;
•	the pro forma impact of acquisition-related costs incurred by the Company directly attributable to the transaction; and
•	the pro forma tax effect of income taxes on the above adjustments.

Results have been adjusted to exclude the impact of acquisition-related expenses and purchase accounting adjustments incurred by the Company that are directly attributable to the transaction.

The pro forma financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above.  The adjustments are based on estimates derived from currently available information and not indicative of the results of operations that would have occurred if the City Gear acquisition had been completed on the date indicated.  They do not reflect the effect of costs or synergies that were expected to result from the integration of the City Gear acquisition.

4.	Leases

We lease all our retail store locations; nearly all of which are operating leases.  Store leases typically provide for initial terms of five to ten years.  Many of our store leases contain the following provisions:
•	scheduled increases in rent payments over the lease term,
•	tenant inducements,
•	free rent periods,
•	contingent rent based on net sales in excess of stipulated amounts,
•	renewal options at our discretion, and
•	payments for common area maintenance, insurance and real estate taxes, most of which are variable in nature.

Index
Our store leases typically contain one or more options for us to renew the lease beyond the initial five to ten year term.  In addition, most of our store leases contain provisions that allow for early termination between the third and fifth year of the term if predetermined sales levels are not met, or upon the occurrence of other specified contingent events.  When we have the option to extend the lease term (including by not exercising an available termination option) or purchase the leased asset, and it is reasonably certain that we will do so, we consider these options in determining the classification and measurement of the lease.  However, generally at store lease commencement, it is not reasonably certain that we will exercise an extension or purchase option.  When considering contingent termination provisions, we generally consider both the likelihood of the contingency occurring in addition to the economic factors we consider when assessing any other termination or renewal option.

We also lease certain office space, office equipment and transportation equipment under operating and finance leases.  Generally, these leases have initial terms of two to six years.

We determine whether a contract is or contains a lease at contract inception.  Beginning in Fiscal 2020, operating lease liabilities are recognized based on the present value of remaining fixed lease payments over the lease term.  Operating lease ROU assets are recognized based on the calculated lease liability, as adjusted for lease prepayments, initial direct costs and landlord incentives.  Because the implicit rate is generally not readily determinable for our leases, we use our estimated incremental borrowing rate as the discount rate for the leases when measuring operating lease liabilities.  The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over a similar term as the lease term.  Operating lease cost for fixed lease payments is recognized on a straight-line basis over the lease term.  Variable lease payments are generally expensed as incurred.

None of our leases contain material residual value guarantees or material restrictive covenants.  ROU lease assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to test ROU assets (or asset groups that contain one or more ROU assets) for impairment, whether ROU assets are impaired, and if so, the amount of the impairment loss to recognize.  This review resulted in a related asset impairment charge of approximately $1.1 million recognized in the 13 weeks ended May 4, 2019.

Total store operating lease cost and logistics-related transportation equipment operating lease cost are included in cost of goods sold in the unaudited condensed consolidated statement of operations.  Office equipment and other transportation equipment operating lease cost is included in store operating, selling and administrative expenses in the unaudited condensed consolidated statement of operations.

13 Weeks Ended May 4, 2019
Operating lease cost	$17,138
Finance lease cost:
Amortization of assets	237
Interest on lease liabilities	65
Variable lease cost	385
$17,825

Short-term lease cost was immaterial.

Index
The following tables provide supplemental balance sheet information related to leases (in thousands):

	Balance Sheet Classification	May 4, 2019
Assets:
Operating right-of-use assets	Operating right-of-use assets	$224,870
Finance right-of-use assets, net (1)	Finance right-of-use assets, net	2,228

Liabilities:
Current:
Operating leases	Operating lease liabilities	$66,268
Finance leases	Finance/capital lease obligations	973
Noncurrent:
Operating leases	Operating lease liabilities	188,839
Finance leases	Finance/capital lease obligations	1,777

(1)	Net of $237 accumulated amortization

Weighted average remaining lease term (in years):
Operating leases	5
Finance leases	4

Weighted average discount rate:
Operating leases	4.2%
Finance leases	11.6%

The following tables provide supplemental cash flow and other information related to leases for the 13 weeks ended May 4, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$17,269
Operating cash flows from finance leases	$65
Financing cash flows from finance leases	$242

ROU assets obtained in exchange for lease liabilities, net
Operating leases	$10,142
Finance leases	$-

Index
Maturities of lease liabilities as of May 4, 2019 (in thousands):

	Operating	Finance	Total
Remainder of Fiscal 2020	$57,071	$911	$57,982
Fiscal 2021	67,037	932	67,969
Fiscal 2022	53,489	453	53,942
Fiscal 2023	38,767	413	39,180
Fiscal 2024	25,997	310	26,307
Thereafter	45,236	217	45,453
Total minimum lease payments	287,597	3,236	290,833
Less amount representing interest	32,490	486	32,976
	$255,107	$2,750	$257,857

Prior to the adoption of ASC 842,  we had entered into capital leases for certain property.  At February 2, 2019, total capital lease obligations were $3.0 million, of which $1.0 million was included in short-term capital lease obligations and $2.0 million was included in long-term capital lease obligations on our unaudited condensed consolidated balance sheet.

As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments due under non-cancelable capital and operating leases as of February 2, 2019 were as follows:

	Capital	Operating	Total
Fiscal 2020	$1,259	$68,002	$69,261
Fiscal 2021	951	58,666	59,617
Fiscal 2022	451	46,683	47,134
Fiscal 2023	408	34,011	34,419
Fiscal 2024	306	22,426	22,732
Thereafter	217	40,181	40,398
Total minimum lease payments	3,592	269,969	273,561
Less amount representing interest	581	-	581
	$3,011	$269,969	$272,980

5.	Fair Value of Financial Instruments

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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of May 4, 2019 and February 2, 2019 (in thousands):

	May 4, 2019			February 2, 2019
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$199	$-	$-	$158	$-	$-
Long-term investments	2,499	-	-	2,377	-	-
Long-term contingent earnout	-	-	6,600	-	-	9,200
Total investments	$2,698	$-	$6,600	$2,535	$-	$9,200

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

Index
The long-term contingent earnout represents the fair value of potential additional payments outlined in the Purchase Agreement to the members and warrant holders of City Gear if certain financial goals are achieved over the next two fiscal years (Fiscal 2020 and Fiscal 2021).  The earnout was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, risk-free rate and dividend yield.  The earnout is re-valued each quarter and any change in valuation is recognized in our statements of operations.  As a result of the revaluation for the 13 weeks ended May 4, 2019, an increase of $0.6 million was recognized in store operating, selling and administrative expenses.

6.	Debt

In October 2018, we entered into amended agreements with Bank of America, N.A. and Regions Bank providing for an aggregate amount of credit available to us under each line of credit of $50.0 million for the purpose of financing a portion of the cash purchase price payable in the acquisition of City Gear.

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

There were 91 days during the 13 weeks ended May 4, 2019, where we incurred borrowings against our credit facilities with Bank of America and Regions Bank for an average and maximum borrowing of $30.9 million and $35.0 million, respectively, and an average interest rate of 4.00%.  There were 95 days during the 52 weeks ended February 2, 2019, where we incurred borrowings against these credit facilities for an average and maximum borrowing of $45.4 million and $75.0 million, respectively, and an average interest rate of 3.70%.  At May 4, 2019, a total of $74.0 million was available to us from these facilities.

7.	Stock-Based Compensation

The compensation costs that have been charged against income for the 13 weeks ended May 4, 2019 and May 5, 2018 were as follows (in thousands):

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Stock-based compensation expense by type:
Stock options	$92	$160
Restricted stock units	363	1,524
Employee stock purchases	29	29
Director deferred compensation	23	23
Total stock-based compensation expense	507	1,736
Income tax benefit recognized	113	393
Stock-based compensation expense, net of income tax	$394	$1,343

Expense for restricted stock units is shown net of forfeitures of $1.3 million and $6,000 for the 13 weeks ended May 4, 2019 and May 5, 2018, respectively.

In the 13 weeks ended May 4, 2019 and May 5, 2018, we granted the following equity awards:

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Stock options	16,798	19,994
Restricted stock unit awards	191,021	169,572
Performance-based restricted stock unit awards	34,300	44,700
Deferred stock units	1,027	979

Index
At May 4, 2019, the total compensation costs related to nonvested restricted stock unit awards not yet recognized was $7.3 million and the weighted-average period over which such awards are expected to be recognized was 2.9 years.  There were no compensation costs related to nonvested stock options at May 4, 2019.

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), a total of 13,858 and 4,435 shares of our common stock were awarded during the 13 weeks ended May 4, 2019 and May 5, 2018, respectively, as part of the annual equity award to directors in the first quarter.

The weighted-average grant date fair value of stock options granted during the 13 weeks ended May 4, 2019 and May 5, 2018 was $5.46 and $7.15 per share, respectively.

The number of shares purchased, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Shares purchased	9,925	6,554
Average price per share	$12.16	$17.34
Weighted average fair value at grant date	$3.14	$4.53

8.	Earnings Per Share

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

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Weighted-average shares used in basic computations	18,308	18,970
Dilutive equity awards	227	173
Weighted-average shares used in diluted computations	18,535	19,143

For the 13 weeks ended May 4, 2019, we excluded 253,142 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.  For the 13 weeks ended May 5, 2018, we excluded 225,534 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We also excluded 72,300 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by May 4, 2019.  Assuming the performance-criteria had been achieved as of May 4, 2019, the incremental dilutive impact would have been 37,928 shares.

9.	Stock Repurchase Activity

In November 2018, the Board of Directors (Board) authorized the extension of our Stock Repurchase Program (Program) of $300.0 million to repurchase our common stock through January 29, 2022.  The Program authorizes repurchases of our common stock in open market or negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.  In addition to the Program, we also acquire shares of our common stock from holders of restricted stock unit awards to satisfy tax withholding requirements due at vesting.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program authorization.

Index
During the 13 weeks ended May 4, 2019, we repurchased 230,000 shares of our common stock at a cost of $4.8 million under the Program and acquired 29,432 shares from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.6 million.  During the 13 weeks ended May 5, 2018, we repurchased 21,534 shares of our common stock at a cost of $0.5 million under the Program and acquired 18,765 shares from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.4 million.

As of May 4, 2019, we had approximately $183.2 million remaining under the Program for stock repurchases.  Subsequent to May 4, 2019, we have repurchased 293,864 shares of our common stock at a cost of $6.2 million under the program as of June 28, 2019.

10.	Commitments and Contingencies

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At May 4, 2019 and February 2, 2019, there was $1.5 million and $3.9 million, respectively, of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

Subsequent to May 4, 2019, our President and CEO, Jeffry Rosenthal, entered into a Retirement Agreement (Agreement) with the Company.  The Agreement provides, among other things, a salary continuation of $0.6 million payable after his effective retirement date in equal installments over one year and a lump sum cash payment equal to the number of outstanding equity awards granted to Mr. Rosenthal multiplied by a computed value defined in the Agreement, but not less than $1.0 million.

Legal Proceedings and Other Contingencies.

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  No material amounts were accrued at May 4, 2019 or February 2, 2019 pertaining to legal proceedings or other contingencies.

11.	Income Taxes

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

Index
At May 4, 2019, we had a liability of $1.4 million associated with unrecognized tax benefits.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2016 or by most state taxing jurisdictions for years prior to Fiscal 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Notice Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “forecast,” “guidance,” “outlook,” “estimate” “will,” “may,” “could,” “possible,” “potential” or other similar words, phrases or expressions.  For example, our forward-looking statements include statements regarding:

•	our expectations concerning store growth, product margin, the remodeling, relocation or expansion of selected existing stores, and growth in our e-commerce business;
•	our plans, expectations and assumptions related to the implementation of our accelerated store closure plan, including estimates of non-recurring impairment and store closure charges;
•	our expectations concerning cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our expectations concerning the impact of the acquisition and integration of City Gear, including the amount and timing of acquisition-related expenses;
•	our ability and plans to renew our credit facilities;
•
our estimates and assumptions as they relate to preferable tax and financial accounting methods, accruals, inventory valuations, long-lived assets, carrying amount and liquidity of financial instruments, fair value of options and other stock-based compensation, economic and useful lives of depreciable assets and leases, income tax liabilities, deferred taxes and uncertain tax positions;

•	our assessment of the materiality and impact on our business of recent accounting pronouncements or interpretations adopted by the Financial Accounting Standards Board;
•	our assumptions as they relate to pending legal actions and other contingencies; and
•	seasonality and the effect of inflation.

You should assume that the information appearing in this report is accurate only as of the date it was issued.  Our business, financial condition, results of operations and intentions may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors,” “Business” and “Properties” in our Form 10-K for the fiscal year ended February 2, 2019 filed with the Securities and Exchange Commission on April 18, 2019.  You should also read such information in conjunction with our unaudited condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

Index
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

General Overview

Hibbett Sports, Inc. is a leading athletic-inspired fashion retailer primarily located in small and mid-sized communities across the country.  Founded in 1945, Hibbett has a rich history of convenient locations, personalized customer service and access to coveted footwear, apparel and equipment from top brands like Nike, Jordan, Adidas and Under Armour.  Consumers can browse styles, find new releases, shop looks and make purchases online or in their nearest store or by visiting www.hibbett.com or www.citygear.com. Follow us @hibbettsports and @citygear.  We became a public company in October 1996.  As of May 4, 2019, we operated a total of 1,144 retail stores in 35 states composed of 985 Hibbett Sports stores, 141 City Gear stores and 18 Sports Additions athletic shoe stores.

Our Hibbett Sports stores average 5,700 square feet and are located primarily in strip centers which are usually near a major chain retailer such as Wal-Mart.  Our City Gear stores average 5,000 square feet and are located primarily in strip centers.  Of our store base, 78% are located in strip centers, which includes free-standing stores and 22% are in enclosed mall locations as of May 4, 2019.

Our primary strategy is to provide underserved markets a broad assortment of quality brand name footwear, apparel, accessories and athletic equipment at competitive prices in conveniently located full-service stores and online.  We believe that the breadth and depth of our brand name merchandise consistently exceeds the product selection carried by most of our competitors, particularly in our smaller markets.  Many of these brand name products are highly technical and require expert sales assistance.  We continuously educate our sales staff on new products and trends through coordinated efforts with our vendors.

As the retail environment continues to evolve, we remain focused on improving the productivity of the store base while continuing to grow our omni-channel business to serve customers where and when they want to shop and improve the overall customer experience.  As a result, subsequent to the year ended February 2, 2019, we decided to close approximately 95 underperforming Hibbett stores during Fiscal 2020, while opening 10 to 15 new Hibbett and City Gear stores in more relevant locations.  We expect these closures will result in non-recurring impairment and store closure charges in the range of $0.15 to $0.20 per diluted share in Fiscal 2020.

Comparable sales data for the periods presented reflects sales for our retail stores open throughout the entire period and the corresponding period of the prior fiscal year, and e-commerce sales.  Our City Gear stores will not be included in comparable store sales data until the fourth quarter of Fiscal 2020.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable sales base until it has been open a full 12 months.  During the 13 weeks ended May 4, 2019, we included 970 stores in comparable sales.

Executive Summary

Net sales for the 13 weeks ended May 4, 2019, increased 25.0% to $343.3 million compared with $274.7 million for the 13 weeks ended May 5, 2018.  Comparable store sales, which did not include City Gear stores, increased 5.1% for the 13 weeks ended May 4, 2019, with strong performance in footwear and sneaker-connected apparel and accessories.  E-commerce sales accounted for 8.3% of total sales for the period compared to 7.0% of total sales for the first quarter ended May 5, 2018.

Gross margin was 34.5% of net sales for the 13 weeks ended May 4, 2019, compared with 35.2% for the 13 weeks ended May 5, 2018.  The decrease in the gross margin percentage was mainly due to increased freight costs from strong e-commerce sales and a $1.0 million non-cash expense incurred to amortize an inventory step-up value related to the acquisition of City Gear, partially offset by leverage of logistics and store occupancy expenses associated with higher net sales.

Index
During the first quarter of Fiscal 2020, we opened three new stores, rebranded two Hibbett stores to City Gear stores, expanded one high-performing store and closed 24 underperforming stores, bringing the store base to 1,144 in 35 states as of May 4, 2019.  We ended the first quarter of Fiscal 2020 with $117.0 million of available cash and cash equivalents and outstanding debt of $26.0 million, after stock repurchases of $4.8 million.

About Non-GAAP Measures

This MD&A includes certain non-GAAP financial measures, including adjusted net income, earnings per share, gross margin and SG&A expenses as a percentage of net sales.  Management believes that non-GAAP net income, earnings per share, gross margin and SG&A expenses as a percentage of net sales, which exclude the effects of non-recurring expenses related to the acquisition of City Gear and our accelerated store closure plan, are useful measures for providing more accurate comparisons of our current financial results to historical operations, forward looking guidance and the financial results of peer companies.  The non-recurring costs related to the acquisition of City Gear include amortization of inventory step-up value, professional service fees, change in valuation of the contingent earnout, legal and accounting fees.  In future periods, such acquisition-related costs may include one or more of the following categories of expenses: (i) transition and integration costs, (ii) professional service fees and expenses and (iii) acquisition-related adjustments.  Future non-recurring costs related to the accelerated store closure plan may include: (i) lease and equipment impairment costs, (ii) third party liquidation fees, (iii) store exit costs, and (iv) residual lease costs.

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

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our critical and significant accounting policies and estimates are described more fully in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, as filed on April 18, 2019.  There have been no changes in our accounting policies in the current period that had a material impact on our unaudited condensed consolidated financial statements with the exception of the adoption of FASB Topic 842.  The adoption of FASB Topic 842 is discussed in Notes 1, 2 and 4 to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended May 4, 2019, for information regarding recent accounting pronouncements.

Index
Results of Operations

Summarized Unaudited Information

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Statements of Operations
Net sales increase (decrease)	25.0%	-0.4%
Comparable sales increase (decrease)	5.1%	-0.3%
Gross margin (as a % to net sales)	34.5%	35.2%
Store operating, selling and administrative expenses (as a % to net sales)	21.6%	22.5%
Depreciation and amortization (as a % to net sales)	2.1%	2.3%
Provision for income taxes (as a % to net sales)	2.7%	2.6%
Net income (as a % to net sales)	8.1%	7.8%

Diluted earnings per share	$1.50	$1.12
Weighted-average dilutive shares (in thousands)	18,535	19,143

Balance Sheets
Ending cash and cash equivalents (in thousands)	$116,963	$115,827
Average inventory per store	$217,262	$214,521

Store Information
Beginning of period	1,163	1,079
New stores opened	3	7
Rebranded stores	2	-
Stores closed	(24)	(18)
End of period	1,144	1,068

Stores expanded or relocated	1	4
Estimated square footage at end of period (in thousands)	6,446	6,094

Share Repurchase Activity
Shares purchased under our Program	230,000	21,534
Cost (in thousands)	$4,799	$455

13 Weeks Ended May 4, 2019 Compared to 13 Weeks Ended May 5, 2018

Net sales.  Net sales increased $68.6 million, or 25.0%, to $343.3 million for the 13 weeks ended May 4, 2019 from $274.7 million for the comparable period in the prior year.  Furthermore:

•	We opened three stores, rebranded 2 Hibbett Sports stores to City Gear stores and closed 24 underperforming stores. In addition, we expanded one store.
•	Comparable store sales increased 5.1% mainly due to strength in footwear and sneaker-connected apparel and accessories offset by softer sales in licensed products and team sports.
•	Stores not in the comparable store net sales calculation accounted for $81.4 million of which $59.4 million was attributable to City Gear.
•	E-commerce sales represented 8.3% of total sales.
•	Footwear increased high single-digits and has been positive for seven consecutive quarters posting strong gains in men’s, women’s and kids.
•
Apparel was up low single-digits driven by product that had strong connectivity to our footwear business.  Men’s and women’s apparel performed well with overall positive results, while kid’s apparel was down low single-digits.

Index
•
Accessories experienced a high single-digit increase with strong performance in items that had strong sneaker-connectivity to our footwear business.  Licensed business remains soft, down high single-digits.

•	Equipment experienced a mid single-digit decline due to weakness in football, baseball bats and inflatables, partially offset by positive results in softball, volleyball and track.

Gross margin.  Cost of goods sold includes the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight.  Gross margin was $118.6 million, or 34.5% of net sales, in the 13 weeks ended May 4, 2019, compared with $96.8 million, or 35.2% of net sales, in the same period of the prior fiscal year.  Excluding approximately $1.0 million (28 basis points as a percentage of net sales) in non-recurring costs related to the acquisition of City Gear, non-GAAP gross margin was $119.6 million, or 34.8% of net sales.  Furthermore:

•
Excluding the $1.0 million amortization of inventory step-up for City Gear, product margin decreased approximately 50 basis points as a percentage of net sales primarily due to freight costs associated with higher e-commerce sales.

•	The declines in product margin were partially offset by an improvement in logistics and store occupancy expenses as a percentage of net sales primarily due to leverage from higher net sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $74.0 million, or 21.6% of net sales, for the 13 weeks ended May 4, 2019, compared to $61.9 million, or 22.5% of net sales, for the comparable period a year ago.  Furthermore:

•
Excluding approximately $0.7 million (21 basis points as a percentage of net sales) in non-recurring costs related to the acquisition of City Gear and $0.9 million (26 basis points as a percentage of net sales), in non-recurring costs related to our accelerated store closure plan, non-GAAP store operating, selling and administrative expenses were $72.4 million, or 21.1% of net sales.  This adjusted 140 basis point improvement as a percentage to net sales was predominately driven by the strong sales performance.

•	Leverage was experienced primarily in salary, advertising and data processing costs.
•	Additionally, salary costs included a reduction in stock-based compensation expense of approximately $1.3 million related to the forfeiture of certain stock awards from employee departures.

Depreciation and amortization.  Depreciation and amortization decreased 17 basis points as a percentage of net sales for the 13 weeks ended May 4, 2019 compared to the same period of the prior fiscal year.  This decrease was mainly due to leverage from higher net sales.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 25.3% and 24.7% for the 13 weeks ended May 4, 2019 and May 5, 2018, respectively.  The increase in rate was primarily due to executive compensation deduction limitations under IRC Section 162(m) in the 13 weeks ended May 4, 2019.

Index
Non-GAAP financial measures.  The following table provides a reconciliation of our unaudited condensed consolidated statement of operations for the 13 weeks ended May 4, 2019, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.  For more information regarding our non-GAAP financial measures, see “Executive Summary – About Non-GAAP Measures” above.

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)
(Unaudited)

	13 Weeks Ended May 4, 2019
	GAAP Basis (As Reported)	Acquisition Costs(1)	Strategic Realignment Costs(2)	Non-GAAP Basis May 4, 2019
Net sales	$343,295	$-	$-	$343,295
Cost of goods sold	224,692	956	-	223,736
Gross margin	118,603	956	-	119,559
Store operating, selling and administrative expenses	74,038	734	900	72,404
Depreciation and amortization	7,223	-	-	7,223
Operating income	37,342	1,690	900	39,932
Interest expense, net	46	-	-	46
Income before provision for income taxes	37,296	1,690	900	39,886
Provision for income taxes	9,439	(428)	(228)	10,095
Net income	$27,857	$1,262	$672	$29,791

Basic earnings per share	$1.52	0.07	0.04	1.63
Diluted earnings per share	$1.50	$0.07	$0.04	$1.61

(1)
Non-recurring acquisition costs represent costs incurred during the 13 weeks ended May 4, 2019, related to the acquisition of City Gear, LLC and consists of amortization of inventory step-up, contingent earnout valuation update and legal, accounting and professional fees.

(2)
Non-recurring strategic realignment costs represent costs incurred during the 13 weeks ended May 4, 2019, related to our accelerated store closure plan and consists of impairment costs net of reductions in lease liabilities related to accelerated closures.

Liquidity and Capital Resources

Our capital requirements relate primarily to new store openings, stock repurchases, facilities and systems to support company growth and working capital requirements.  Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year.  Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under our credit facilities.  We use excess cash to invest in interest-bearing securities and money market accounts, as well as to offset bank fees.

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Net cash provided by operating activities	$72,058	$47,023
Net cash used in investing activities	(2,523)	(4,067)
Net cash used in financing activities	(14,328)	(673)
Net increase in cash and cash equivalents	$55,207	$42,283

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

Index
Net cash provided by operating activities was $72.1 million for the 13 weeks ended May 4, 2019 compared with net cash provided by operating activities of $47.0 million for the 13 weeks ended May 5, 2018.  Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities.  Adjustments to net income for non-cash items include depreciation and amortization, deferred income taxes and stock-based compensation.  Net cash provided by operating activities for May 4, 2019 and May 5, 2018 was impacted by the following:

•	Net income provided cash of $27.9 million and $21.5 million during the 13 weeks ended May 4, 2019 and May 5, 2018, respectively.
•	Net inventories decreased $30.8 million and $25.1 million during the 13 weeks ended May 4, 2019 and May 5, 2018, respectively, partially due to a lower store base resulting from store closures.
•
The change in accounts payable used cash of $1.5 million and $10.2 million during the 13 weeks ended May 4, 2019 and May 5, 2018, respectively, and is typically affected by the timing of receipts prior to peak selling seasons.  Accounts payable was additionally impacted by the decrease in the number of stores and resulting inventory balance.

•	The change in prepaid expenses and other is attributable to an increase in income tax payable primarily due to the timing of estimated payments.
•
Non-cash charges included depreciation and amortization expense of $7.2 million and $6.2 million during the 13 weeks ended May 4, 2019 and May 5, 2018, respectively, and stock-based compensation expense of $0.5 million and $1.7 million during the 13 weeks ended May 4, 2019 and May 5, 2018, respectively.  Depreciation expense increased in each period due to the City Gear acquisition, investments in facilities and information technology systems, and accelerated depreciation taken from an increase in store closures.  Fluctuations in stock-based compensation generally result from the achievement of performance-based equity awards at greater or lesser than their granted level, fluctuations in the price of our common stock and levels of forfeitures in any given period and the effects of forfeitures in any given period.  The current fiscal quarter expense was impacted by a reduction in stock-based compensation of approximately $1.3 million related to the forfeiture of certain stock awards from employee departures.

•
Other non-cash adjustments to net income included $1.5 million of impairment charges, $1.0 million inventory amortization related to the acquisition of City Gear and $0.6 million change in valuation of the contingent earnout related to City Gear.

Investing Activities.

Net cash used in investing activities in the 13 weeks ended May 4, 2019 totaled $2.5 million compared with net cash used in investing activities of $4.1 million in the 13 weeks ended May 5, 2018.  Capital expenditures used $2.5 million of cash in the 13 weeks ended May 4, 2019 versus $4.1 million of cash in the 13 weeks ended May 5, 2018.  Capital expenditures were used mainly to open new stores, remodel, expand or relocate existing stores, and continued investment in digital initiatives.

We opened three new stores, rebranded two Hibbett Sports stores to City Gear stores and expanded one existing store during the 13 weeks ended May 4, 2019 as compared to opening seven new stores and relocating or expanding four existing stores during the 13 weeks ended May 5, 2018.

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

Of the total budgeted dollars for capital expenditures for Fiscal 2020, we anticipate that approximately 50% will be related to the opening of new stores, store expansions and relocations and store remodels.  Approximately 30% will be related to information technology, consisting primarily of expenditures for projects and software, City Gear integration, omni-channel, infrastructure and various system enhancements, upgrades and security.  The remaining expenditures relate primarily to specific department expenditures and includes facility upgrades, transportation equipment, automobiles, fixtures and security equipment for our stores.

Index
Financing Activities.

Net cash used in financing activities was $14.3 million in the 13 weeks ended May 4, 2019 compared to net cash used in financing activities of $0.7 million in the prior year period.  During the 13 weeks ended May 4, 2019, net repayments on our credit facilities used cash of $9.0 million.  We also repurchased $4.8 million of our common stock under our Program and an additional $0.6 million from holders of restricted stock unit awards to satisfy tax withholding requirements.  During the 13 weeks ended May 5, 2018, we repurchased $0.5 million of our common stock under our Program and an additional $0.4 million from holders of restricted stock unit awards to satisfy tax withholding requirements.  See Note 9, Stock Repurchase Activity, to the unaudited condensed consolidated financial statements.

At May 4, 2019, we had two unsecured credit facilities that allow borrowings up to $50.0 million each, and which expire in October 2021.  Under the provisions of both facilities, we do not pay commitment fees.  However, both are subject to negative pledge agreements that, among other things, restrict liens or transfers of assets including inventory, tangible or intangible personal property and land and land improvements. We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of May 4, 2019, a total of $74.0 million was available to us from these facilities.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and budgeted capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of May 4, 2019.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

We also have financial institutions that are committed to provide loans under our credit facilities.  There is a risk that these institutions cannot deliver against these obligations.  For a further discussion of this risk and risks related to our deposits, see “Risk Factors” in our Form 10-K for the fiscal year ended February 2, 2019.

Interest Rate Risk

Our exposure to market risks results primarily from fluctuations in interest rates.  There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the Securities and Exchange Commission on April 18, 2019.

Index
ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of May 4, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

During the 13 weeks ended May 4, 2019, we implemented certain internal controls in connection with our adoption of Topic 842, Leases.  The adoption of FASB Topic 842 is discussed in Notes 1, 2 and 4 to the unaudited condensed consolidated financial statements in this 10-Q.  There were no other changes in our internal control over financial reporting that occurred during the period ended May 4, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at May 4, 2019 or February 2, 2019.

ITEM 1A.	Risk Factors.

We operate in an environment that involves a number of risks and uncertainties which are described in our Form 10-K for the year ended February 2, 2019.  If any of the risks described in our Fiscal 2018 Form 10-K were to actually occur, our business, operating results and financial results could be adversely affected.  There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended February 2, 2019.

Index
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the 13 weeks ended May 4, 2019 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
February 3, 2019 to March 2, 2019	-	$-	-	$187,968
March 3, 2019 to April 6, 2019	29,432	$18.87	-	$187,968
April 7, 2019 to May 4, 2019	230,000	$20.87	230,000	$183,169
Total	259,432	$20.64	230,000	$183,169

(1)
In November 2018, the Board authorized the extension of our Stock Repurchase Program (Program) of $300.0 million to repurchase our common stock through January 29, 2022 that replaced an existing authorization.  See Note 9, Stock Repurchase Activity, to the unaudited condensed consolidated financial statements.

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

HIBBETT SPORTS, INC.

Date: July 8, 2019	By:	/s/ Christine E. Skold
Christine E. Skold
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws
3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 28, 2019.

Form of Stock Certificate
4.1		Form of Stock Certificate; incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007.

Material Agreements
10.1
Retirement Agreement between Hibbett Sporting Goods, Inc. and Jeffry O. Rosenthal; incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019.

10.2
Special 2019 Restricted Stock Unit Award Agreement; incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2019.

10.3		Retention Agreement; incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2019.
10.4
Consulting Agreement between Hibbett Sporting Goods, Inc. and Christine E. Skold; incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2019.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2019, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at May 4, 2019 and February 2, 2019; (ii) the Unaudited Condensed Consolidated Statements of Operations for the 13 weeks ended May 4, 2019 and May 5, 2018; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the 13 weeks ended May 4, 2019 and May 5, 2018; and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within