Form 10-Q
period 2019-08-03
HIBBETT SPORTS INC
filed 2019-09-11
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

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

Shares of common stock, par value $0.01 per share, outstanding as of September 5, 2019, were 17,629,584 shares.

Index
PART I.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	August 3, 2019	February 2, 2019
Current Assets:
Cash and cash equivalents	$97,790	$61,756
Receivables, net	8,574	9,470
Inventories, net	270,563	280,287
Other current assets	5,711	16,343
Total current assets	382,638	367,856

Property and equipment, net	103,864	115,394
Operating right-of-use assets	218,443	-
Finance right-of-use assets, net	1,691	-

Goodwill	19,661	23,133
Trade name intangible asset	32,400	32,400
Deferred income taxes, net	6,846	2,278
Other assets, net	4,068	5,004
Total Assets	$769,611	$546,065

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$124,859	$107,315
Operating lease liabilities	57,232	-
Credit facilities	17,000	35,000
Finance/capital lease obligations	896	1,017
Accrued payroll expenses	15,014	13,929
Deferred rent	-	5,838
Other accrued expenses	17,706	10,174
Total current liabilities	232,707	173,273

Operating lease liabilities	184,927	-
Finance/capital lease obligations	1,149	1,994
Deferred rent	-	19,522
Unrecognized tax benefits	1,184	1,401
Other liabilities	9,699	13,826
Total liabilities	429,666	210,016

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 39,125,222 and 38,983,232 shares issued at August 3, 2019 and February 2, 2019, respectively	391	390
Paid-in capital	186,947	185,752
Retained earnings	776,677	759,677
Treasury stock, at cost; 21,375,638 and 20,686,242 shares repurchased at August 3, 2019 and February 2, 2019, respectively	(624,070)	(609,770)
Total stockholders' investment	339,945	336,049
Total Liabilities and Stockholders' Investment	$769,611	$546,065

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$252,440	$211,123	$595,735	$485,830
Cost of goods sold	176,067	144,772	400,759	322,706
Gross margin	76,373	66,351	194,976	163,124
Store operating, selling and administrative expenses	80,334	61,965	154,373	123,869
Depreciation and amortization	7,680	6,271	14,903	12,519
Operating (loss) income	(11,641)	(1,885)	25,700	26,736
Interest expense, net	(73)	(167)	(29)	(111)
(Loss) income before provision for income taxes	(11,568)	(1,718)	25,729	26,847
(Benefit) provision for income taxes	(2,790)	(496)	6,650	6,560
Net (loss) income	$(8,778)	$(1,222)	$19,079	$20,287

Basic (loss) earnings per share	$(0.49)	$(0.06)	$1.05	$1.07
Diluted (loss) earnings per share	$(0.49)	$(0.06)	$1.05	$1.06

Weighted average shares outstanding:
Basic	17,906	18,823	18,107	18,896
Diluted	17,906	18,823	18,220	19,079

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	26 Weeks Ended
	August 3, 2019	August 4, 2018
Cash Flows From Operating Activities:
Net income	$19,079	$20,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,903	12,519
Stock-based compensation	906	2,653
Other non-cash adjustments to net income:	9,861	415
Changes in operating assets and liabilities:
Inventories, net	8,769	6,060
Prepaid expenses and other	3,114	(118)
Accounts payable	17,544	19,131
Other assets and liabilities	(32)	1,580
Net cash provided by operating activities	74,144	62,527

Cash Flows From Investing Activities:
Capital expenditures	(5,873)	(7,993)
Other, net	254	172
Net cash used in investing activities	(5,619)	(7,821)

Cash Flows From Financing Activities:
Repayments under credit facilities, net	(18,000)	-
Cash used for stock repurchases	(13,745)	(8,432)
Net payments on finance/capital lease obligations	(481)	(319)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	290	508
Other, net	(555)	(416)
Net cash used in financing activities	(32,491)	(8,659)

Net increase in cash and cash equivalents	36,034	46,047
Cash and cash equivalents, beginning of period	61,756	73,544
Cash and cash equivalents, end of period	$97,790	$119,591

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders Investment
(in thousands)

13 Weeks Ended August 3, 2019

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - May 4, 2019	39,101	$391	$186,462	$785,454	20,945	$(615,125)	$357,182
Net loss	-	-	-	(8,778)	-	-	(8,778)
Issuance of shares through the Company's equity plans	24	-	86	-	-	-	86
Purchase of shares under the stock repurchase program	-	-	-	-	430	(8,946)	(8,946)
Stock-based compensation	-	-	399	-	-	-	399
Balance - August 3, 2019	39,125	$391	$186,947	$776,677	21,376	$(624,070)	$339,945

13 Weeks Ended August 4, 2018

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - May 5, 2018	38,946	$389	$182,630	$752,765	19,951	$(594,101)	$341,683
Net loss	-	-	-	(1,222)	-	-	(1,222)
Issuance of shares through the Company's equity plans	8	-	150	-	-	-	150
Purchase of shares under the stock repurchase program	-	-	-	-	336	(7,977)	(7,977)
Stock-based compensation	-	-	917	-	-	-	917
Balance - August 4, 2018	38,954	$389	$183,697	$751,543	20,287	$(602,078)	$333,551

Note: Columns may not foot due to rounding.

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders Investment (continued)
(in thousands)

26 Weeks Ended August 3, 2019

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - February 2, 2019	38,983	$390	$185,752	$759,677	20,686	$(609,770)	$336,049
Net income	-	-	-	19,079	-	-	19,079
Issuance of shares through the Company's equity plans	142	1	289	-	-	-	290
Adjustment for adoption of accounting standard	-	-	-	(2,080)	-	-	(2,080)
Purchase of shares under the stock repurchase program	-	-	-	-	660	(13,745)	(13,745)
Settlement of net share equity awards	-	-	-	-	29	(556)	(556)
Stock-based compensation	-	-	906	-	-	-	906
Balance - August 3, 2019	39,125	$391	$186,947	$776,677	21,376	$(624,070)	$339,945

26 Weeks Ended August 4, 2018

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - February 3, 2018	38,863	$389	$180,536	$731,901	19,910	$(593,230)	$319,596
Net income	-	-	-	20,287	-	-	20,287
Issuance of shares through the Company's equity plans	91	-	508	-	-	-	508
Adjustment for adoption of accounting standard	-	-	-	(645)	-	-	(645)
Purchase of shares under the stock repurchase program	-	-	-	-	358	(8,432)	(8,432)
Settlement of net share equity awards	-	-	-	-	19	(416)	(416)
Stock-based compensation	-	-	2,653	-	-	-	2,653
Balance - August 4, 2018	38,954	$389	$183,697	$751,543	20,287	$(602,078)	$333,551

Note: Columns may not foot due to rounding.

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

Property and equipment are recorded at cost and at February 2, 2019 included assets acquired through capital leases.  At August 3, 2019, finance lease assets are shown as right-of-use (ROU) assets and are excluded from property and equipment.  (See Note 4, Leases).  In Fiscal 2020, we initiated a strategic realignment that incorporates the closure of more than 90 stores.  The asset impairment charge related to the strategic realignment was not material in the 13 weeks or 26 weeks ended August 3, 2019.

Property and equipment as of August 3, 2019 and February 2, 2019 consists of the following (in thousands):

	August 3, 2019	February 2, 2019
Land	$7,277	$7,277
Buildings	21,347	21,311
Buildings under capital lease	-	3,363
Equipment	95,098	96,402
Equipment under capital lease	-	678
Automobiles under capital lease	-	1,829
Furniture and fixtures	35,541	36,980
Leasehold improvements	101,394	101,572
Construction in progress	1,202	2,080
Total property and equipment	261,859	271,492
Less: accumulated depreciation and amortization	157,995	156,098
Total property and equipment, net	$103,864	$115,394

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

Index
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

Loyalty Programs:  We offer two loyalty programs; the Hibbett Rewards program and the City Gear Reward Points program.  Upon registration and in accordance with the terms of the programs, customers earn points on certain purchases.  Points convert into rewards at defined thresholds.  The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns.  The liability is included in other accrued expenses on our condensed consolidated balance sheets and was $2.4 million and $2.2 million at August 3, 2019 and February 2, 2019, respectively.

Gift Cards:  Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded in accounts payable on our unaudited condensed consolidated balance sheets.

The net deferred revenue liability for gift cards, customer orders and layaways at August 3, 2019 and February 2, 2019 was $8.4 million and $7.5 million, respectively, and is recognized in accounts payable on our unaudited condensed consolidated balance sheets.  Gift card breakage income is recognized in net sales in proportion to the redemption pattern of rights exercised by the customer and was not material in any period presented.

During the 13 weeks and 26 weeks ended August 3, 2019, $0.6 million and $1.2 million of gift card deferred revenue from prior periods was realized, respectively.

Return Sales:  The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price.  The liability is included in accounts payable on our unaudited condensed consolidated balance sheet.  We also recognize a return asset and a corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer.  This right to recover asset is included in net inventory on our unaudited condensed consolidated balance sheet at the former carrying value of the merchandise less any expected recovery costs which was $0.9 million at August 3, 2019.

Revenues disaggregated by major product categories are as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Footwear	$152,468	$119,062	$367,543	$277,650
Apparel	66,597	55,896	146,154	120,260
Equipment	33,375	36,165	82,038	87,920
Total	$252,440	$211,123	$595,735	$485,830

Index
2.	Recent Accounting Pronouncements

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

Standards that are not yet adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-15, Intangibles – Goodwill and Other-Internal-Use Software, which clarifies and aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  Early adoption is permitted.  The adoption of ASU 2018-15 is not expected to have a material impact on our financial statements and related disclosures.

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

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations.  As of August 3, 2019, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.

3.	Acquisition

On November 5, 2018, through our wholly-owned subsidiary, Hibbett Sporting Goods, Inc., we acquired City Gear, a Tennessee limited liability company.  Under the Purchase Agreement, we agreed to acquire all the outstanding warrants and equity interests, other than certain preferred membership interests, of City Gear, a privately held city specialty retailer.

Index
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

The acquisition provides us with substantially greater scale in the athletic specialty market and is an extension of our strategy to provide high demand, branded products to underserved markets.  During the 13 weeks and 26 weeks ended August 3, 2019, we incurred $7.6 million and $9.2 million in acquisition-related expenses, respectively, excluding acquisition-related interest expense.

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

	As Reported February 2, 2019	As Revised August 3, 2019	Adjustments
Assets Acquired:
Current assets:
Receivables	$3,168	$3,732	$564
Inventories	44,807	44,807	-
Prepaid expense, other current and intangible assets	2,716	2,689	(27)
Total current assets	50,691	51,228	537
Goodwill	23,133	19,661	(3,472)
Property and equipment	16,530	16,530	-
Long-term intangible assets	33,601	33,503	(98)
Deposits and other assets	567	567	-
Deferred tax asset	24	638	614
Total assets	$124,546	$122,127	$(2,419)

Liabilities Assumed:
Current liabilities:
Accounts payable	$23,615	$23,615	$-
Other accrued expenses and intangible liabilities	3,366	3,526	160
Total current liabilities	26,981	27,141	160
Other long-term liabilities and intangible liabilities	2,613	3,234	621
Total liabilities	29,594	30,375	781
Total purchase price	$94,952	$91,752	$(3,200)

Cash paid at closing	$86,837	$86,837	$-
Fair value of contingent earnout	9,200	6,000	(3,200)
Net working capital and debt-like items adjustment	(1,085)	(1,085)	-
	$94,952	$91,752	$(3,200)

Index
There were no adjustments recorded in the 13 weeks ended August 3, 2019 to the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed as of November 4, 2018.  The adjustments recorded in the 26 weeks ended August 3, 2019 to the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed as of November 4, 2018 were due to refinement of management’s appraisals and estimates during the period.  Measurement period adjustments are calculated as if they were known at the acquisition date but are recognized during the quarter they became determined.  The provisional fair values of lease-to-market intangibles and the contingent earnout were adjusted during the 26 weeks ended August 3, 2019 when third party valuation services were updated.  The provisional fair value of tenant allowance receivables related to contributions from landlords was adjusted during the 26 weeks ended August 3, 2019 when the assessment of amounts and likelihood of collection were updated.  The adjustments recorded did not have a material impact on results reported in prior reporting periods.

We are still in the process of completing our fair market valuations and the purchase price allocation related to the evaluation of certain tax liabilities, but the purchase price allocation is substantially complete as of August 3, 2019.

Goodwill is calculated as the excess of the purchase price over the net assets acquired and represents the value of City Gear’s brand, our expansion in the city specialty market and expected synergies resulting from the acquisition.  Goodwill is amortized for tax purposes.

Intangible assets and liabilities represent two separately identified assets and one liability.  First, we identified the City Gear tradename as an indefinite-lived intangible asset with a fair value of $32.4 million.  The tradename is not subject to amortization but will be evaluated at least annually for impairment.  Second, we recognized an intangible asset of $1.4 million for favorable City Gear leases and a liability of $3.4 million for unfavorable City Gear leases (as compared to prevailing markets).  Under ASU Topic 842, these intangible lease assets and lease liabilities became a component of the ROU asset as of February 3, 2019.  (See Note 2, Recent Accounting Pronouncements)

The results of operations of City Gear are included in our results of operations beginning on November 5, 2018.  From February 3, 2019 through August 3, 2019, City Gear generated net sales of $101.5 million.  Also, $1.0 million related to the amortization of the step-up of the inventory value related to purchase accounting was included in gross margin for the 26 weeks ended August 3, 2019.

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company’s historical data to give effect to the City Gear acquisition as if it had occurred on January 29, 2017 (the beginning of Hibbett’s fiscal year ended February 3, 2018).

	Ended August 4, 2018
(in thousands, except per share data)	13 Weeks	26 Weeks
Net sales	$254,592	$588,588
Net (loss) income	$(2,805)	$24,701
Basic earnings per share	$(0.15)	$1.31
Diluted earnings per share	$(0.15)	$1.29

The results for the 13 weeks and 26 weeks ended August 4, 2018 have been primarily adjusted to include:
•	the pro forma impact of amortization of intangible assets;
•	the depreciation of property and equipment, based on purchase price allocations;
•	the pro forma impact of additional interest expense relating to the acquisition;
•	the pro forma impact of acquisition-related costs incurred by the Company directly attributable to the transaction; and
•	the pro forma tax effect of income taxes on the above adjustments.

Results have been adjusted to exclude the impact of acquisition-related expenses and purchase accounting adjustments incurred by the Company that are directly attributable to the transaction.

The pro forma financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above.  The adjustments are based on estimates derived from currently available information and not indicative of the results of operations that would have occurred if the City Gear acquisition had been completed on the date indicated.  They do not reflect the effect of costs or synergies that are expected to result from the integration of the City Gear acquisition.

Index
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

None of our leases contain material residual value guarantees or material restrictive covenants.  ROU lease assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to test ROU assets (or asset groups that contain one or more ROU assets) for impairment, whether ROU assets are impaired, and if so, the amount of the impairment loss to recognize.  An asset group impairment charge of approximately $0.1 million and $0.9 million recognized in the 13 weeks and 26 weeks ended August 3, 2019, respectively.

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

	13 Weeks Ended August 3, 2019	26 Weeks Ended August 3, 2019
Operating lease cost	$18,404	$35,542
Finance lease cost:
Amortization of assets	223	460
Interest on lease liabilities	58	123
Variable lease cost	(281)	104
	$18,404	$36,229

Index
Short-term lease cost was immaterial.

Finance right-of-use assets on the face of the unaudited condensed consolidated balance sheet for the period ended August 3, 2019 are shown net of accumulated amortization of $0.4 million.

The following table provides supplemental balance sheet information as of August 3, 2019, related to leases:

Weighted average remaining lease term (in years):
Operating leases	5
Finance leases	3

Weighted average discount rate:
Operating leases	4.2%
Finance leases	13.5%

The following table provides supplemental cash flow and other information related to leases for the 26 weeks ended August 3, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$35,225
Operating cash flows from finance leases	$123
Financing cash flows from finance leases	$481

ROU assets obtained in exchange for lease liabilities, net
Operating leases	$19,416
Finance leases	$-

Maturities of lease liabilities as of August 3, 2019 (in thousands):

	Operating	Finance	Total
Remainder of Fiscal 2020	$30,905	$579	$31,484
Fiscal 2021	68,345	869	69,214
Fiscal 2022	54,803	383	55,186
Fiscal 2023	40,049	343	40,392
Fiscal 2024	27,267	240	27,507
Thereafter	47,798	23	47,821
Total minimum lease payments	269,167	2,437	271,604
Less amount representing interest	27,008	392	27,400
	$242,159	$2,045	$244,204

As of August 3, 2019, we have entered into operating leases of approximately $3.6 million related to future store locations that have not yet commenced.

Prior to the adoption of ASC 842,  we had entered into capital leases for certain property.  At February 2, 2019, total capital lease obligations were $3.0 million, of which $1.0 million was included in short-term capital lease obligations and $2.0 million was included in long-term capital lease obligations on our unaudited condensed consolidated balance sheet.

Index
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

The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of August 3, 2019 and February 2, 2019 (in thousands):

	August 3, 2019			February 2, 2019
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$95	$-	$-	$158	$-	$-
Long-term investments	2,588	-	-	2,377	-	-
Short-term contingent earnout	-	-	6,998
Long-term contingent earnout	-	-	6,672	-	-	9,200
Total investments	$2,683	$-	$13,670	$2,535	$-	$9,200

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets.  Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.  Short-term contingent earnout is reported in other accrued expenses on our unaudited condensed consolidated balance sheets.  Long-term contingent earnout is reported in other liabilities on our unaudited condensed consolidated balance sheets.

The short-term and long-term contingent earnouts represent the fair value of potential additional payments outlined in the Purchase Agreement to the members and warrant holders of City Gear if certain financial goals are achieved over the next two fiscal years (Fiscal 2020 and Fiscal 2021).  The total earnout was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, risk-free rate and dividend yield.  The earnout is re-valued each quarter and any change in valuation is recognized in our statements of operations.  As a result of the revaluation for the 13 weeks and 26 weeks ended August 3, 2019, an increase of $7.1 million and $7.7 million was recognized in store operating, selling and administrative expenses, respectively.  Subsequent to February 2, 2019, we made a $3.2 million adjustment to the acquisition date contingent earnout valuation from $9.2 million to $6.0 million.  The impact of this measurement period adjustment flowed through goodwill in the quarter ended May 4, 2019.

Index
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

There were 91 and 182 days during the 13 weeks and 26 weeks ended August 3, 2019, where we incurred borrowings against our credit facilities with Bank of America and Regions Bank for an average borrowing of $21.7 million and $26.3 million, respectively, and maximum borrowing of $26.0 million and $35.0 million, respectively.  The average interest rate during the 13 weeks and 26 weeks ended August 3, 2019 was 3.91% and 3.95%, respectively.  At August 3, 2019, a total of $83.0 million was available to us from these facilities.

There were 95 days during the 52 weeks ended February 2, 2019, where we incurred borrowings against these credit facilities for an average and maximum borrowing of $45.4 million and $75.0 million, respectively, and an average interest rate of 3.70%.

7.	Stock-Based Compensation

The compensation costs that have been charged against income for the 13 weeks and 26 weeks ended August 3, 2019 and August 4, 2018 were as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Stock-based compensation expense by type:
Stock options	$-	$17	$92	$177
Restricted stock units	354	849	716	2,372
Employee stock purchases	21	28	51	57
Director deferred compensation	24	23	47	47
Total stock-based compensation expense	399	917	906	2,653
Income tax benefit recognized	89	225	203	593
Stock-based compensation expense, net of income tax	$310	$692	$703	$2,060

Expense for restricted stock units is shown net of forfeitures of $0.5 million and $1.8 million for the 13 weeks and 26 weeks ended August 3, 2019, respectively.  Expense for restricted stock units is shown net of forfeitures of $0.1 million for both the 13 weeks and 26 weeks ended August 4, 2018.

In the 13 weeks and 26 weeks ended August 3, 2019 and August 4, 2018, we granted the following equity awards:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Stock options	--	--	16,798	19,994
Restricted stock unit awards	31,573	--	222,594	169,572
Performance-based restricted stock unit awards	--	--	34,300	44,700
Deferred stock units	1,288	1,023	2,315	2,002

At August 3, 2019, the total compensation costs related to nonvested restricted stock unit awards not yet recognized was $6.7 million and the weighted-average period over which such awards are expected to be recognized was 2.7 years.  There were no compensation costs related to nonvested stock options at August 3, 2019.

Index
Under the 2012 Non-Employee Director Equity Plan (2012 Plan), no shares of our common stock were awarded during the 13 weeks ended August 3, 2019 and August 4, 2018.  A total of 13,858 and 4,435 shares of our common stock were awarded during the 26 weeks ended August 3, 2019 and August 4, 2018, respectively, as part of the annual equity award to directors in the first quarter.

No stock options were granted during the 13 weeks ended August 3, 2019 and August 4, 2018.  The weighted-average grant date fair value of stock options granted during the 26 weeks ended August 3, 2019 and August 4, 2018 was $5.46 and $7.15 per share, respectively.

The number of shares purchased, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Shares purchased	5,628	5,777	15,553	12,331
Average price per share	$15.47	$19.47	$13.35	$18.34
Weighted average fair value at grant date	$5.20	$5.35	$3.89	$4.91

8.	Earnings Per Share

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

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Weighted-average shares used in basic computations	17,906	18,823	18,107	18,896
Dilutive equity awards	-	-	113	183
Weighted-average shares used in diluted computations	17,906	18,823	18,220	19,079

During periods of net income, we exclude anti-dilutive options and nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by period end.  During periods of net loss, no effect is given for anti-dilutive options or nonvested stock awards.

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

During the 13 weeks ended August 3, 2019, we repurchased 429,964 shares of our common stock at a cost of $8.9 million under the Program.  During the 26 weeks ended August 3, 2019, we repurchased 659,964 shares of our common stock at a cost of $13.7 million under the Program and acquired 29,432 shares from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.6 million.

During the 13 weeks ended August 4, 2018, we repurchased 336,302 shares of our common stock at a cost of $8.0 million under the Program.  During the 26 weeks ended August 4, 2018, we repurchased 357,836 shares of our common stock at a cost of $8.4 million under the Program and acquired 18,765 shares from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.4 million.

Index
As of August 3, 2019, we had approximately $174.2 million remaining under the Program for stock repurchases.  Subsequent to August 3, 2019, we have repurchased 120,000 shares of our common stock at a cost of $2.0 million under the program as of September 5, 2019.

10.	Commitments and Contingencies

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  At both August 3, 2019 and February 2, 2019, there was $3.9 million of annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets.

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

In May 2019, our President and CEO, Jeffry Rosenthal, entered into a Retirement Agreement (Agreement) with the Company.  The Agreement provides, among other things, a salary continuation of $0.6 million payable after his effective retirement date in equal installments over one year and a lump sum cash payment equal to the number of outstanding equity awards granted to Mr. Rosenthal (which terminated effective May 10, 2019) multiplied by a computed value defined in the Agreement, but not less than $1.0 million.  At August 3, 2019, $2.4 million was accrued under the Agreement and is included in accrued payroll expenses on our unaudited condensed consolidated balance sheet.

Legal Proceedings and Other Contingencies.

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  No material amounts were accrued at August 3, 2019 or February 2, 2019 pertaining to legal proceedings or other contingencies.

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

At August 3, 2019, we had a liability of $1.2 million associated with unrecognized tax benefits.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2017 or by most state taxing jurisdictions for years prior to Fiscal 2016.

Index
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Important Notice Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments or results and typically use words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “forecast,” “guidance,” “outlook,” “estimate” “will,” “may,” “could,” “possible,” “potential” or other similar words, phrases or expressions.  For example, our forward-looking statements include statements regarding:

•	our expectations concerning store growth, product margin, the remodeling, relocation or expansion of selected existing stores, and growth in our e-commerce business;
•	our plans, expectations and assumptions related to the implementation of our accelerated store closure plan, including estimates of impairment and store closure charges;
•	our expectations concerning cash needs and capital expenditures, including our intentions and ability to fund our new stores and other future capital expenditures and working capital requirements;
•	our expectations concerning the impact of the acquisition and integration of City Gear, including the amount and timing of acquisition-related expenses;
•	our ability and plans to renew our credit facilities;
•
our estimates and assumptions as they relate to preferable tax and financial accounting methods, accruals, inventory valuations, long-lived assets, carrying amount and liquidity of financial instruments, fair value of options and other stock-based compensation, economic and useful lives of depreciable assets and leases, income tax liabilities, deferred taxes and uncertain tax positions;

•	our assessment of the materiality and impact on our business of recent accounting pronouncements or interpretations adopted by the Financial Accounting Standards Board;
•	our assumptions as they relate to pending legal actions and other contingencies;
•	seasonality and the effect of inflation; and
•	the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates.

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

Index
General Overview

Hibbett Sports, Inc. is a leading athletic-inspired fashion retailer primarily located in small and mid-sized communities across the country.  Founded in 1945, Hibbett has a rich history of convenient locations, personalized customer service and access to coveted footwear, apparel and equipment from top brands like Nike, Jordan, Adidas and Under Armour.  Consumers can browse styles, find new releases, shop looks and make purchases online or in their nearest store or by visiting www.hibbett.com or www.citygear.com.  Follow us @hibbettsports and @citygear.  We became a public company in October 1996.  As of August 3, 2019, we operated a total of 1,108 retail stores in 35 states composed of 950 Hibbett Sports stores, 140 City Gear stores and 18 Sports Additions athletic shoe stores.

Our Hibbett Sports stores average 5,700 square feet and are located primarily in strip centers which are usually near a major chain retailer such as Wal-Mart.  Our City Gear stores average 5,000 square feet and are located primarily in strip centers.  Of our store base, 77% are located in strip centers, which includes free-standing stores and 23% are in enclosed mall locations as of August 3, 2019.

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

As the retail environment continues to evolve, we remain focused on improving the productivity of the store base while continuing to grow our omni-channel business to serve customers where and when they want to shop and improve the overall customer experience.  As a result, subsequent to the year ended February 2, 2019, we decided to close approximately 95 underperforming Hibbett stores during Fiscal 2020, while opening 10 to 15 new Hibbett and City Gear stores in more relevant locations.  We expect these closures will result in impairment and store closure charges in the range of $0.10 to $0.15 per diluted share in Fiscal 2020.

Comparable sales data for the periods presented reflects sales for our retail stores open throughout the entire period and the corresponding period of the prior fiscal year, and e-commerce sales.  Our City Gear stores will not be included in comparable store sales data until the fourth quarter of Fiscal 2020.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable sales base until it has been open a full 12 months.  During the 13 weeks ended August 3, 2019, we included 940 stores in comparable sales.  During the 26 weeks ended August 3, 2019, we included 933 stores in comparable sales.

Executive Summary

Net sales for the 13 weeks ended August 3, 2019, increased 19.6% to $252.4 million compared with $211.1 million for the 13 weeks ended August 4, 2018.  Comparable store sales, which did not include City Gear stores, increased 0.3% for the 13 weeks ended August 3, 2019, with strong performance in footwear and positive performance in activewear and accessories connecting to footwear products.  We experienced continued challenges in equipment and licensed products.  E-commerce sales accounted for 8.6% of total sales for the period compared to 8.0% of total sales for the second quarter ended August 4, 2018.  Excluding City Gear sales, which has a low online penetration, e-commerce sales were 10.1% of total sales.  Gross margin was 30.3% of net sales for the 13 weeks ended August 3, 2019, compared with 31.4% for the 13 weeks ended August 4, 2018.  The decrease in the gross margin percentage was partially due to the total inventory liquidation of 32 stores closed in the quarter which trended at low to negative product margin.  The decrease was also due to slightly more markdowns in the quarter resulting in a reduction of full price merchandise sales.  At the end of the second quarter of Fiscal 2020, aged inventory levels were significantly improved compared with the same period last year.

Net sales for the 26 weeks ended August 3, 2019, increased 22.6% to $595.7 million compared with $485.8 million for the 26 weeks ended August 4, 2018.  Comparable store sales, which did not include City Gear stores, increased 3.1% for the 26 weeks ended August 3, 2019.  E-commerce sales accounted for 8.4% of total sales for the 26 week period.  Gross margin was 32.7% of net sales for the 26 weeks ended August 3, 2019, compared with 33.6% for the 26 weeks ended August 4, 2018.  The decrease in the gross margin percentage was primarily due to liquidation stores which trended at low to negative product margin, increased freight costs from strong e-commerce sales and a $1.0 million non-cash expense incurred to amortize an inventory step-up value related to the acquisition of City Gear.

Index
During the second quarter of Fiscal 2020, we opened 2 new stores, rebranded 2 Hibbett stores to City Gear stores, expanded 3 high-performing stores and closed 40 underperforming stores, bringing the store base to 1,108 in 35 states as of August 3, 2019.  Store closures include Hibbett stores closed for rebranding.  We ended the second quarter of Fiscal 2020 with $97.8 million of available cash and cash equivalents and outstanding debt of $17.0 million, after stock repurchases during the 26 weeks ended August 3, 2019, of $13.7 million.

About Non-GAAP Measures

This MD&A includes certain non-GAAP financial measures, including adjusted net income (loss), earnings (loss) per share, gross margin and SG&A expenses as a percentage of net sales.  Management believes that non-GAAP net income (loss), earnings (loss) per share, gross margin and SG&A expenses as a percentage of net sales, which exclude the effects of expenses related to the acquisition of City Gear and our accelerated store closure plan, are useful measures for providing more accurate comparisons of our current financial results to historical operations, forward looking guidance and the financial results of peer companies.  The costs related to the acquisition of City Gear include amortization of inventory step-up value, professional service fees, change in valuation of the contingent earnout, legal and accounting fees.  In future periods, such acquisition-related costs may include one or more of the following categories of expenses: (i) transition and integration costs, (ii) professional service fees and expenses and (iii) acquisition-related adjustments.  Future costs related to the accelerated store closure plan may include: (i) lease and equipment impairment costs, (ii) third party liquidation fees, (iii) store exit costs, and (iv) residual lease costs.

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

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our critical and significant accounting policies and estimates are described more fully in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, as filed on April 18, 2019.  There have been no changes in our accounting policies in the current period ended August 3, 2019, that had a material impact on our unaudited condensed consolidated financial statements with the exception of the adoption of FASB Topic 842.  The adoption of FASB Topic 842 is discussed in Notes 1, 2 and 4 to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended August 3, 2019, for information regarding recent accounting pronouncements.

Index
Results of Operations

Summarized Unaudited Information

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Statements of Operations
Net sales increase	19.6%	12.3%	22.6%	4.8%
Comparable sales increase	0.3%	4.1%	3.1%	1.7%
Gross margin (as a % to net sales)	30.3%	31.4%	32.7%	33.6%
Store operating, selling and administrative expenses (as a % to net sales)	31.8%	29.4%	25.9%	25.5%
Depreciation and amortization (as a % to net sales)	3.0%	3.0%	2.5%	2.6%
(Benefit) provision for income taxes (as a % to net sales)	-1.1%	-0.2%	1.1%	1.4%
Net (loss) income (as a % to net sales)	-3.5%	-0.6%	3.2%	4.2%

Diluted (loss) earnings per share	$(0.49)	$(0.06)	$1.05	$1.06
Weighted-average dilutive shares (in thousands)	17,906	18,823	18,220	19,079

Balance Sheets
Ending cash and cash equivalents (in thousands)	$97,790	$119,591
Average inventory per store	$244,190	$234,311

Store Information
Beginning of period	1,144	1,068	1,163	1,079
New stores opened	2	6	5	13
Rebranded stores	2	-	4	-
Stores closed	(40)	(15)	(64)	(33)
End of period	1,108	1,059	1,108	1,059

Stores expanded or relocated	4	3	6	8
Estimated square footage at end of period (in thousands)	6,239	6,048

Share Repurchase Information
Shares purchased under our Program	429,964	336,302	659,964	357,836
Cost (in thousands)	$8,945	$7,978	$13,745	$8,432
Settlement of net share equity awards	-	-	29,432	18,765
Cost (in thousands)	$-	$-	$555	$416

13 Weeks Ended August 3, 2019 Compared to 13 Weeks Ended August 4, 2018

Net sales.  Net sales increased $41.3 million, or 19.6%, to $252.4 million for the 13 weeks ended August 3, 2019 from $211.1 million for the comparable period in the prior year.  Furthermore:

•	We opened 2 stores, rebranded 2 Hibbett Sports stores to City Gear stores and closed 40 underperforming stores. In addition, we expanded one store.
•
Comparable store sales increased 0.3% mainly due to strength in footwear and sneaker-connected apparel and accessories offset by softer sales in licensed products and team sports.  Sales were also negatively impacted by a shift of peak back to school sales into the third quarter, as we are seeing shoppers make back to school purchases closer to the school start date.

•	Stores not in the comparable store net sales calculation accounted for $51.9 million in net sales of which $42.1 million was attributable to City Gear.

Index
•	E-commerce sales represented 8.6% of total sales. Excluding City Gear sales, which has a low online penetration, e-commerce sales were 10.1% of total sales.
•	Footwear increased low single-digits and has been positive for eight consecutive quarters. Men’s, women’s and kid’s footwear categories were all positive, with the women’s category up double-digits.
•
The apparel business was down low single-digits.  Activewear, particularly products that connect to footwear for a toe-to-head presentation was positive low single-digits.  Women’s and kid’s apparel were down driven primarily by a shift in timing of back to school sales.

•
Accessories were positive low single-digits, as we continue to focus on this category to connect accessories with footwear and deliver on-trend products. Licensed business remains soft, down high single-digits.

•	Equipment continued to experience declines. Strength in baseball, particularly gloves and bats, was more than offset by continued declines in football and fitness.

Gross margin.  Cost of goods sold includes the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight.  Gross margin was $76.4 million, or 30.3% of net sales, in the 13 weeks ended August 3, 2019, compared with $66.4 million, or 31.4% of net sales, in the same period of the prior fiscal year.  Furthermore:

•
Product margin decreased approximately 110 basis points as a percentage of net sales.   Margin was impacted by inventory liquidation of 32 stores related to our previously announced accelerated store closure plan, and limited markdowns to drive sales, resulting in very low aged inventory at quarter end.

•	Logistics expenses were relatively flat year over year as a percentage of net sales.
•	Store occupancy costs increased approximate 10 basis points as a percentage of net sales primarily due to higher City Gear occupancy costs as a percent of sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative (“SG&A”) expenses were $80.3 million, or 31.8% of net sales, for the 13 weeks ended August 3, 2019, compared to $62.0 million, or 29.4% of net sales, for the comparable period a year ago.  Furthermore:

•
As discussed in Note 3 in the accompanying notes to unaudited condensed consolidated financial statements, the City Gear acquisition purchase agreement included two contingent earnout payments based on City Gear’s achievement of certain EBITDA thresholds for Fiscal 2020 and Fiscal 2021.  The preliminary fair value of the liability was included in other liabilities in the Fiscal 2019 year-end consolidated balance sheet.  Subsequent changes in the liability are recorded through current period earnings.  Based on current forecasts for City Gear performance for Fiscal 2020 and Fiscal 2021, the earnout liability was increased $7.1 million, an impact of 281 basis point as a percentage to net sales, in the current quarter.  Additionally, we incurred $0.5 million (19 basis points as a percentage of net sales) in acquisition and integration costs.

•	SG&A includes $0.9 million (36 basis points as a percentage of net sales), in costs related to our accelerated store closure plan.
•	SG&A also includes a one-time charge related to the previously announced transition of our CEO of approximately 74 basis points as a percentage of net sales.
•	Excluding these costs, SG&A was $70.0 million, or 27.7% of sales, which represents a 170 basis point improvement from the prior year second quarter.
•
We experienced strong leverage in retail personnel costs as digital continues to increase as a percentage of total sales (thus leveraging store payroll).  Additionally, we had positive savings in health and business insurance costs.  We also experienced strong leverage in advertising as we continue to move toward more productive advertising programs.

Depreciation and amortization.  Depreciation and amortization were relatively flat as a percentage of net sales for the 13 weeks ended August 3, 2019 compared to the same period of the prior fiscal year.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 24.1% and 28.9% for the 13 weeks ended August 3, 2019 and August 4, 2018, respectively.  The decrease in rate was primarily due to resolution of uncertain tax positions.

Index
26 Weeks Ended August 3, 2019 Compared to 26 Weeks Ended August 4, 2018

Net sales.  Net sales increased $109.9 million, or 22.6%, to $595.7 million for the 26 weeks ended August 3, 2019 from $485.8 million for the comparable period in the prior year.  Furthermore:

•	We opened 5 stores, rebranded 4 Hibbett Sports stores to City Gear stores and closed 64 underperforming stores. In addition, we expanded 3 stores.
•
Comparable store sales increased 3.1% mainly due to strength in footwear and sneaker-connected apparel and accessories. These strengths were partially offset by softer sales in licensed products and team sports and a shift of peak back to school sales into the third quarter, as we are seeing shoppers make back to school purchases closer to the school start date.

•	Stores not in the comparable store net sales calculation accounted for $125.8 million in net sales of which $101.5 million was attributable to City Gear.
•	E-commerce sales represented 8.4% of total sales and 9.9% of total sales excluding City Gear.
•
Footwear increased mid single-digits and has been positive for eight consecutive quarters posting strong gains in men’s, women’s and kids, despite a headwind from launch calendar changes compared to prior year.

•
Apparel was up low single-digits driven by product that had strong connectivity to our footwear business.  Men’s apparel had high single-digit gains.  Women’s and kid’s apparel were both down, primarily due to the shift in peak back-to-school sales into the third quarter.

•	Accessories experienced a mid single-digit increase with strong performance in items that had strong sneaker-connectivity to our footwear business.
•	Licensed business remains soft, down low double-digits. Equipment experienced a high single-digit decline due to weakness in all key seasonal categories.

Gross margin.  Cost of goods sold includes the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight.  Gross margin was $195.0 million, or 32.7% of net sales, in the 26 weeks ended August 3, 2019, compared with $163.1 million, or 33.6% of net sales, in the same period of the prior fiscal year.  Excluding approximately $1.0 million (16 basis points as a percentage of net sales) in costs related to the acquisition of City Gear, non-GAAP gross margin was $195.9 million, or 32.9% of net sales.  Furthermore:

•
Excluding the $1.0 million amortization of inventory step-up for City Gear, product margin decreased approximately 70 basis points as a percentage of net sales primarily due to margin pressures from the complete inventory liquidation of 32 stores in the second quarter.  These stores were part of a previously announced store closure plan.  Product margin was also impacted by markdown activity which resulted in a clean inventory position at the end of the quarter as well as freight costs associated with higher e-commerce sales.

•	Store occupancy and logistic expenses as a percentage of net sales remained relatively flat.

Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $154.4 million, or 25.9% of net sales, for the 26 weeks ended August 3, 2019, compared to $123.9 million, or 25.5% of net sales, for the comparable period a year ago.  Furthermore:

•
Excluding approximately $8.3 million (139 basis points as a percentage of net sales) in costs related to the acquisition of City Gear and $1.8 million (31 basis points as a percentage of net sales), in costs related to our accelerated store closure plan, non-GAAP store operating, selling and administrative expenses were $144.2 million, or 24.2% of net sales.  This adjusted 130 basis point improvement as a percentage to net sales was predominately driven by the strong sales performance.

•	Leverage was experienced primarily in personnel, advertising and data processing costs.
•	Additionally, salary costs included a reduction in stock-based compensation expense of approximately $1.8 million related to the forfeiture of certain stock awards from employee departures.
•	SG&A also includes a one-time charge related to the previously announced transition of our CEO of approximately 31 basis points as a percentage of net sales.

Depreciation and amortization.  Depreciation and amortization decreased 8 basis points as a percentage of net sales for the 26 weeks ended August 3, 2019 compared to the same period of the prior fiscal year.  This decrease was mainly due to leverage from higher net sales.

Index
Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 25.8% and 24.4% for the 26 weeks ended August 3, 2019 and August 4, 2018, respectively.  The increase in rate was primarily due to executive compensation deduction limitations under IRC Section 162(m) and fluctuations in the value of stock-based awards between the award grant and vesting dates.

Non-GAAP financial measures.  The following table provides a reconciliation of our unaudited condensed consolidated statement of operations for the 13 weeks and 26 weeks ended August 3, 2019, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.  For more information regarding our non-GAAP financial measures, see “Executive Summary – About Non-GAAP Measures” above.

GAAP to Non-GAAP Reconciliations
(Dollars in thousands, except per share amounts)
(Unaudited)

13 Weeks Ended August 3, 2019
	GAAP Basis (As Reported)	Acquisition Costs(1)	Strategic Realignment Costs(2)	Non-GAAP Basis	% of Sales
Net sales	$252,440	$-	$-	$252,440
Cost of goods sold	176,067	-	-	176,067	69.7%
Gross margin	76,373	-	-	76,373	30.3
Store operating, selling and administrative expenses	80,334	7,553	892	71,889	28.5
Depreciation and amortization	7,680	-	-	7,680	3.0
Operating (loss) income	(11,641)	7,553	892	(3,196)	-1.3
Interest expense, net	(73)	-	-	(73)	-
Loss before provision for income taxes	(11,568)	7,553	892	(3,123)	-1.2
(Benefit) provision for income taxes	(2,790)	1,822	215	(753)	-0.3
Net (loss) income	$(8,778)	$5,731	$677	$(2,370)	-0.9%

Basic (loss) earnings per share	$(0.49)	0.32	0.04	(0.13)
Diluted (loss) earnings per share	$(0.49)	$0.32	$0.04	$(0.13)

26 Weeks Ended August 3, 2019
	GAAP Basis (As Reported)	Acquisition Costs(1)	Strategic Realignment Costs(2)	Non-GAAP Basis	% of Sales
Net sales	$595,735	$-	$-	$595,735
Cost of goods sold	400,759	956	-	399,803	67.1%
Gross margin	194,976	956	-	195,932	32.9
Store operating, selling and administrative expenses	154,373	8,287	1,846	144,240	24.2
Depreciation and amortization	14,903	-	-	14,903	2.5
Operating income	25,700	9,243	1,846	36,789	6.2
Interest expense, net	(29)	-	-	(29)	-
Income before provision for income taxes	25,729	9,243	1,846	36,818	6.2
Provision for income taxes	6,650	2,389	477	9,516	1.6
Net income	$19,079	$6,854	$1,369	$27,302	4.6%

Basic earnings per share	$1.05	0.38	0.08	1.51
Diluted earnings per share	$1.05	$0.38	$0.08	$1.50

(1)
Acquisition costs represent costs incurred during the 13 weeks ended August 3, 2019, related to the acquisition of City Gear, LLC and consists primarily of contingent earnout valuation update and legal, accounting and professional fees.  Acquisition costs represent costs incurred during the 26 weeks ended August 3, 2019, related to the acquisition of City Gear, LLC and consists primarily of contingent earnout valuation update, amortization of inventory step-up and legal, accounting and professional fees.

Index
(2)
Strategic realignment costs represent costs incurred during the 13 weeks and 26 weeks ended August 3, 2019, related to our accelerated store closure plan and consists of professional fees, loss on fixed assets and operating leases and impairment costs.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	26 Weeks Ended
	August 3, 2019	August 4, 2018
Net cash provided by operating activities	$74,144	$62,527
Net cash used in investing activities	(5,619)	(7,821)
Net cash used in financing activities	(32,491)	(8,659)
Net increase in cash and cash equivalents	$36,034	$46,047

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

Net cash provided by operating activities was $74.1 million for the 26 weeks ended August 3, 2019 compared with net cash provided by operating activities of $62.5 million for the 26 weeks ended August 4, 2018.  Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities.  Adjustments to net income for non-cash items include depreciation and amortization, valuation of the contingent earnout liability, deferred income taxes, amortization of inventory step-up valuation from the City Gear opening balance sheet, and stock-based compensation.  Net cash provided by operating activities for August 3, 2019 and August 4, 2018 was impacted by the following:

•	Net income provided cash of $19.1 million and $20.3 million during the 26 weeks ended August 3, 2019 and August 4, 2018, respectively.
•
Net inventories decreased $8.8 million and $6.1 million during the 26 weeks ended August 3, 2019 and August 4, 2018, respectively, due partially to a lower store base resulting from store closures and a reduction in aged inventory.

•
The change in accounts payable provided cash of $17.5 million and $19.1 million during the 26 weeks ended August 3, 2019 and August 4, 2018, respectively, and is typically affected by the timing of receipts prior to peak selling seasons.  Accounts payable was additionally impacted by the decrease in the number of stores and resulting inventory balance.

•	The change in prepaid expenses is impacted by changes in income tax payable and other contract payments due to the timing of payments.

Index
•
Non-cash charges included depreciation and amortization expense of $14.9 million and $12.5 million and stock-based compensation expense of $0.9 million and $2.7 million during the 26 weeks ended August 3, 2019 and August 4, 2018, respectively.  Depreciation expense increased due to additional depreciation for City Gear property and equipment, offset in part by a lower store sales base.  Fluctuations in stock-based compensation generally result from the achievement of performance-based equity awards at greater or lesser than their granted level, fluctuations in the price of our common stock and levels and effects of forfeitures in any given period.  The current 26-week expense was impacted by a reduction in stock-based compensation of approximately $1.8 million related to the forfeiture of certain stock awards from employee departures.

•
Other non-cash adjustments to net income included $7.7 million change in valuation of the contingent earnout related to City Gear, $1.0 million inventory amortization related to the acquisition of City Gear and $0.4 million of impairment charges.

Investing Activities.

Net cash used in investing activities in the 26 weeks ended August 3, 2019 totaled $5.6 million compared with net cash used in investing activities of $7.8 million in the 26 weeks ended August 4, 2018.  Capital expenditures used $5.9 million of cash in the 26 weeks ended August 3, 2019 versus $8.0 million of cash in the 26 weeks ended August 4, 2018.  Capital expenditures were used mainly to open new stores, remodel, expand or relocate existing stores, and continued investment in digital initiatives.

We opened 5 new stores, rebranded 4 Hibbett Sports stores to City Gear stores and relocated or expanded 6 existing stores during the 26 weeks ended August 3, 2019 as compared to opening 13 new stores and relocating or expanding 8 existing stores during the 26 weeks ended August 4, 2018.

We estimate the cash outlay for capital expenditures in the fiscal year ending February 1, 2020 will be approximately $18.0 million to $20.0 million, which relates to expenditures for:

•	The opening of new stores, the remodeling, relocation or expansion of selected existing stores;
•	Information system infrastructure, projects, upgrades and security (including City Gear integration); and
•	Other departmental needs.

Of the total estimated dollars for capital expenditures for Fiscal 2020, we anticipate that approximately 50% will be related to the opening of new stores, store expansions and relocations and store remodels.  Approximately 30% will be related to information technology, consisting primarily of expenditures for projects and software, City Gear integration, omni-channel, infrastructure and various system enhancements, upgrades and security.  The remaining expenditures relate primarily to specific department expenditures and includes facility upgrades, transportation equipment, automobiles, fixtures and security equipment for our stores.

Financing Activities.

Net cash used in financing activities was $32.5 million in the 26 weeks ended August 3, 2019 compared to net cash used in financing activities of $8.7 million in the prior year period.  During the 26 weeks ended August 3, 2019, net repayments on our credit facilities used cash of $18.0 million.  We also repurchased $13.7 million of our common stock under our Program and an additional $0.6 million from holders of restricted stock unit awards to satisfy tax withholding requirements, which is an increase of $5.5 million from the prior year 26 weeks ended August 4, 2018. See Note 9, Stock Repurchase Activity, to the unaudited condensed consolidated financial statements.

At August 3, 2019, we had two unsecured credit facilities that allow borrowings up to $50.0 million each, and which expire in October 2021.  Under the provisions of both facilities, we do not pay commitment fees.  However, both are subject to negative pledge agreements that, among other things, restrict liens or transfers of assets including inventory, tangible or intangible personal property and land and land improvements. We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of August 3, 2019, a total of $83.0 million was available to us from these facilities.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and expected capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Index
Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of August 3, 2019.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.  The Alternative Reference Rates Committee (AARC) has proposed that the Secured Overnight Financing Rate (SOFR) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts currently indexed to LIBOR.  AARC has proposed a paced market transition plan to SOFR from LIBOR.  We are currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates, including SOFR.  We do not currently have material contracts, with the exception of our credit facilities, that are indexed to LIBOR.  We will continue to actively assess the related opportunities and risks involved in this transition.

Index
ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of August 3, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

During the 13 weeks ended August 3, 2019, we implemented certain internal controls in connection with our adoption of Topic 842, Leases.  The adoption of FASB Topic 842 is discussed in Notes 1, 2 and 4 to the unaudited condensed consolidated financial statements in this Form 10-Q.  There were no other changes in our internal control over financial reporting that occurred during the quarter ended August 3, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at August 3, 2019 or February 2, 2019.

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

Index
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the 13 weeks ended August 3, 2019 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
May 5, 2019 to June 1, 2019	204,873	$21.06	204,873	$178,853
June 2, 2019 to July 6, 2019	99,291	$21.32	99,291	$176,737
July 7, 2019 to August 3, 2019	125,800	$19.98	125,800	$174,223
Total	429,964	$20.81	429,964	$174,223

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

HIBBETT SPORTS, INC.

Date: September 11, 2019	By:	/s/ Christine E. Skold
Christine E. Skold
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Index
Exhibit Index

Exhibit No.		Description

Certificate of Incorporation and By-Laws
3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 28, 2019.

Form of Stock Certificate
4.1		Form of Stock Certificate; incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007.

Material Agreements
10.1		NONE

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2019, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at August 3, 2019 and February 2, 2019; (ii) the Unaudited Condensed Consolidated Statements of Operations for the 13 weeks and 26 weeks ended August 3, 2019 and August 4, 2018; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the 26 weeks ended August 3, 2019 and August 4, 2018; (iv) the Unaudited Condensed Consolidated Statements of Stockholders Investment for the 13 weeks and 26 weeks ended August 3, 2019 and August 4, 2018; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within