Form 10-Q
period 2019-11-02
HIBBETT SPORTS INC
filed 2019-12-11
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

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

Shares of common stock, par value $0.01 per share, outstanding as of December 5, 2019, were 17,334,369 shares.

HIBBETT SPORTS, INC.

Index
PART I.  FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	November 2, 2019	February 2, 2019
Current Assets:
Cash and cash equivalents	$77,372	$61,756
Receivables, net	6,732	9,470
Inventories, net	288,876	280,287
Other current assets	8,809	16,343
Total current assets	381,789	367,856

Property and equipment, net	101,598	115,394
Operating right-of-use assets	217,622	-
Finance right-of-use assets, net	1,467	-

Goodwill	19,661	23,133
Trade name intangible asset	32,400	32,400
Deferred income taxes, net	7,776	2,278
Other assets, net	3,568	5,004
Total Assets	$765,881	$546,065

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$132,386	$107,315
Operating lease liabilities	57,564	-
Credit facilities	8,000	35,000
Finance/capital lease obligations	838	1,017
Accrued payroll expenses	15,876	13,929
Deferred rent	-	5,838
Other accrued expenses	20,015	10,174
Total current liabilities	234,679	173,273

Operating lease liabilities	182,782	-
Finance/capital lease obligations	967	1,994
Deferred rent	-	19,522
Unrecognized tax benefits	895	1,401
Other liabilities	10,399	13,826
Total liabilities	429,722	210,016

Stockholders' Investment:
Preferred stock, $.01 par value, 1,000,000 shares authorized, no shares issued	-	-
Common stock, $.01 par value, 80,000,000 shares authorized, 39,131,083 and 38,983,232 shares issued at November 2, 2019 and February 2, 2019, respectively	391	390
Paid-in capital	187,940	185,752
Retained earnings	778,942	759,677
Treasury stock, at cost; 21,747,614 and 20,686,242 shares repurchased at November 2, 2019 and February 2, 2019, respectively	(631,114)	(609,770)
Total stockholders' investment	336,159	336,049
Total Liabilities and Stockholders' Investment	$765,881	$546,065

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$275,475	$216,888	$871,210	$702,718
Cost of goods sold	185,307	146,376	586,502	469,082
Gross margin	90,168	70,512	284,708	233,636
Store operating, selling and administrative expenses	80,147	62,342	234,085	186,211
Depreciation and amortization	7,397	6,328	22,299	18,847
Operating income	2,624	1,842	28,324	28,578
Interest income, net	(151)	(277)	(179)	(387)
Income before provision for income taxes	2,775	2,119	28,503	28,965
Provision for income taxes	510	620	7,159	7,179
Net income	$2,265	$1,499	$21,344	$21,786

Basic earnings per share	$0.13	$0.08	$1.19	$1.16
Diluted earnings per share	$0.13	$0.08	$1.18	$1.15

Weighted average shares outstanding:
Basic	17,568	18,495	17,927	18,763
Diluted	17,815	18,675	18,085	18,944

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	39 Weeks Ended
	November 2, 2019	November 3, 2018
Cash Flows From Operating Activities:
Net income	$21,344	$21,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,299	18,847
Stock-based compensation	1,811	3,411
Other non-cash adjustments to net income	8,212	548
Changes in operating assets and liabilities:
Inventories, net	(9,544)	(2,659)
Prepaid expenses and other	532	(3,288)
Accounts payable	25,065	15,818
Other assets and liabilities	5,337	(1,990)
Net cash provided by operating activities	75,056	52,473

Cash Flows From Investing Activities:
Capital expenditures	(11,036)	(13,949)
Other, net	283	257
Net cash used in investing activities	(10,753)	(13,692)

Cash Flows From Financing Activities:
(Repayments) proceeds under credit facilities, net	(27,000)	25,000
Cash used for stock repurchases	(20,789)	(16,058)
Net payments on finance/capital lease obligations	(722)	(481)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	379	807
Other, net	(555)	(416)
Net cash (used in) provided by financing activities	(48,687)	8,852

Net increase in cash and cash equivalents	15,616	47,633
Cash and cash equivalents, beginning of period	61,756	73,544
Cash and cash equivalents, end of period	$77,372	$121,177

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders Investment
(in thousands)

13 Weeks Ended November 2, 2019

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - August 3, 2019	39,125	$391	$186,947	$776,677	21,376	$(624,070)	$339,945
Net income	-	-	-	2,265	-	-	2,265
Issuance of shares through the Company's equity plans	6	-	88	-	-	-	88
Purchase of shares under the stock repurchase program	-	-	-	-	372	(7,044)	(7,044)
Stock-based compensation	-	-	905	-	-	-	905
Balance - November 2, 2019	39,131	$391	$187,940	$778,942	21,748	$(631,114)	$336,159

13 Weeks Ended November 3, 2018

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - August 4, 2018	38,954	$389	$183,697	$751,543	20,287	$(602,078)	$333,551
Net income	-	-	-	1,499	-	-	1,499
Issuance of shares through the Company's equity plans	18	1	298	-	-	-	299
Purchase of shares under the stock repurchase program	-	-	-	-	395	(7,626)	(7,626)
Stock-based compensation	-	-	758	-	-	-	758
Balance - November 3, 2018	38,972	$390	$184,753	$753,042	20,682	$(609,704)	$328,481

Note: Columns may not foot due to rounding.

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders Investment (continued)
(in thousands)

39 Weeks Ended November 2, 2019

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - February 2, 2019	38,983	$390	$185,752	$759,677	20,686	$(609,770)	$336,049
Net income	-	-	-	21,344	-	-	21,344
Issuance of shares through the Company's equity plans	148	1	377	-	-	-	378
Adjustment for adoption of accounting standard	-	-	-	(2,080)	-	-	(2,080)
Purchase of shares under the stock repurchase program	-	-	-	-	1,032	(20,789)	(20,789)
Settlement of net share equity awards	-	-	-	-	29	(556)	(556)
Stock-based compensation	-	-	1,811	-	-	-	1,811
Balance - November 2, 2019	39,131	$391	$187,940	$778,942	21,748	$(631,114)	$336,159

39 Weeks Ended November 3, 2018

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - February 3, 2018	38,863	$389	$180,536	$731,901	19,910	$(593,230)	$319,596
Net income	-	-	-	21,786	-	-	21,786
Issuance of shares through the Company's equity plans	109	1	806	-	-	-	807
Adjustment for adoption of accounting standard	-	-	-	(645)	-	-	(645)
Purchase of shares under the stock repurchase program	-	-	-	-	753	(16,058)	(16,058)
Settlement of net share equity awards	-	-	-	-	19	(416)	(416)
Stock-based compensation	-	-	3,411	-	-	-	3,411
Balance - November 3, 2018	38,972	$390	$184,753	$753,042	20,682	$(609,704)	$328,481

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

Property and equipment are recorded at cost and at February 2, 2019 included assets acquired through capital leases.  At November 2, 2019, finance lease assets are shown as right-of-use (ROU) assets and are excluded from property and equipment.  (See Note 4, Leases).  In Fiscal 2020, we initiated a strategic realignment that incorporates the closure of more than 90 stores.  The asset impairment charge related to the strategic realignment was not material in the 13 weeks or 39 weeks ended November 2, 2019.

Property and equipment as of November 2, 2019 and February 2, 2019 consists of the following (in thousands):

	November 2, 2019	February 2, 2019
Land	$7,277	$7,277
Buildings	21,347	21,311
Buildings under capital lease	-	3,363
Equipment	95,426	96,402
Equipment under capital lease	-	678
Automobiles under capital lease	-	1,829
Furniture and fixtures	36,805	36,980
Leasehold improvements	101,835	101,572
Construction in progress	1,244	2,080
Total property and equipment	263,934	271,492
Less: accumulated depreciation and amortization	162,336	156,098
Total property and equipment, net	$101,598	$115,394

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

Digital Channel Sales:  For merchandise shipped to home, customer payment is received when the order ships.  Revenue is deferred until control passes to the customer at delivery.  Shipping and handling costs billed to customers are included in net sales.  We offer an extended payment option through a third party who assumes all credit risk.  On these orders, payment is received by us when the order ships and revenue is recorded when the product is delivered to the customer.

Loyalty Program:  We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases.  Points convert into rewards at defined thresholds.  The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns.  The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheets and was $2.5 million and $2.2 million at November 2, 2019 and February 2, 2019, respectively.

Gift Cards:  Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded in accounts payable on our unaudited condensed consolidated balance sheets.

The net deferred revenue liability for gift cards, customer orders and layaways at November 2, 2019 and February 2, 2019 was $6.9 million and $7.5 million, respectively, and is recognized in accounts payable on our unaudited condensed consolidated balance sheets.  Gift card breakage income is recognized in net sales in proportion to the redemption pattern of rights exercised by the customer and was not material in any period presented.

During the 13 weeks and 39 weeks ended November 2, 2019, $0.5 million and $1.4 million of gift card deferred revenue from prior periods was realized, respectively.

Return Sales:  The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price.  The liability is included in accounts payable on our unaudited condensed consolidated balance sheet.  We also recognize a return asset and a corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer.  This right to recover asset is included in net inventory on our unaudited condensed consolidated balance sheet at the former carrying value of the merchandise less any expected recovery costs which was $0.5 million at both November 2, 2019 and November 3, 2018.

Revenues disaggregated by major product categories are as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Footwear	$168,265	$118,298	$535,809	$395,948
Apparel	69,943	58,984	216,097	179,244
Equipment	37,267	39,606	119,304	127,526
Total	$275,475	$216,888	$871,210	$702,718

Index
2.	Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments - Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC 326. This ASU provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The effective date will be the first quarter of Fiscal 2021. The adoption of ASU 2016-13 is not expected to have a material impact on our financial statements and related disclosures.

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations.  As of November 2, 2019, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.

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

The acquisition provides us with substantially greater scale in the athletic specialty market and is an extension of our strategy to provide high demand, branded products to underserved markets.  During the 13 weeks and 39 weeks ended November 2, 2019, we incurred $5.0 million and $14.2 million in acquisition-related expenses, respectively, excluding acquisition-related interest expense.

There were no adjustments recorded in the 13 weeks ended November 2, 2019 to the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date of November 4, 2018.  The measurement period closed during the third quarter ended November 2, 2019.

The following unaudited consolidated pro forma summary has been prepared by adjusting the Company’s historical data to give effect to the City Gear acquisition as if it had occurred on January 29, 2017 (the beginning of Hibbett’s fiscal year ended February 3, 2018).

	Ended November 3, 2018
(in thousands, except per share data)	13 Weeks	39 Weeks
Net sales	$258,076	$846,664
Net (loss) income	$(6,735)	$17,966
Basic (loss) earnings per share	$(0.36)	$0.96
Diluted (loss) earnings per share	$(0.36)	$0.95

The results for the 13 weeks and 39 weeks ended November 3, 2018 have been primarily adjusted to include:
•	the pro forma impact of amortization of intangible assets
•	the depreciation of property and equipment, based on purchase price allocations;
•	the pro forma impact of additional interest expense relating to the acquisition;
•	the pro forma impact of acquisition-related costs incurred by the Company directly attributable to the transaction; and
•	the pro forma tax effect of income taxes on the above adjustments.

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

We lease our retail store locations; nearly all of which are operating leases.  Store leases typically provide for initial terms of five to ten years.  Many of our store leases contain the following provisions:
•	scheduled increases in rent payments over the lease term,
•	tenant inducements,
•	free rent periods,
•	contingent rent based on net sales in excess of stipulated amounts,
•	one or more renewal options at our discretion, and
•	payments for common area maintenance, insurance and real estate taxes, most of which are variable in nature.

Index
Most of our store leases contain provisions that allow for early termination between the third and fifth year of the term if predetermined sales levels are not met, or upon the occurrence of other specified contingent events.  When we have the option to extend the lease term (including by not exercising an available termination option) or purchase the leased asset, and it is reasonably certain that we will do so, we consider these options in determining the classification and measurement of the lease.  However, generally at lease commencement, it is not reasonably certain that we will exercise an extension or purchase option.  For contingent termination provisions, we generally consider both the likelihood of the contingency occurring in addition to the economic factors we consider when assessing any other termination or renewal option.

We also lease certain office space, office equipment and transportation equipment under operating and finance leases.  Generally, these leases have initial terms of two to six years.

We determine whether a contract is or contains a lease at contract inception.  Beginning in Fiscal 2020, operating lease liabilities are recognized based on the present value of remaining fixed lease payments over the lease term.  Operating lease ROU assets are recognized based on the calculated lease liability, adjusted for lease prepayments, initial direct costs and tenant inducements.  Because the implicit rate is generally not readily determinable for our leases, we use our estimated incremental borrowing rate as the discount rate for the leases when measuring operating lease liabilities.  The incremental borrowing rate represents an estimate of the interest rate we would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over a similar term as the lease term.  Operating lease cost for fixed lease payments is recognized on a straight-line basis over the lease term.  Variable lease payments are generally expensed as incurred.

None of our leases contain material residual value guarantees or material restrictive covenants.  ROU lease assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to test ROU assets (or asset groups that contain one or more ROU assets) for impairment, whether ROU assets are impaired, and if so, the amount of the impairment loss to recognize.  An asset group impairment charge of approximately $0.3 million and $1.2 million was recognized in the 13 weeks and 39 weeks ended November 2, 2019, respectively.

Store operating lease cost and logistics-related transportation equipment operating lease cost are included in cost of goods sold in the unaudited condensed consolidated statements of operations.  Office equipment and other transportation equipment operating lease cost is included in store operating, selling and administrative expenses in the unaudited condensed consolidated statements of operations.

	13 Weeks Ended November 2, 2019	39 Weeks Ended November 2, 2019
Operating lease cost	$17,051	$52,593
Finance lease cost:
Amortization of assets	224	684
Interest on lease liabilities	53	176
Variable lease cost	(49)	55
	$17,279	$53,508

Short-term lease cost is immaterial.

Finance right-of-use assets on the unaudited condensed consolidated balance sheet at November 2, 2019 are shown net of accumulated amortization of $0.7 million.

The following table provides supplemental balance sheet information as of November 2, 2019, related to leases:

Weighted average remaining lease term (in years):
Operating leases	5
Finance leases	3

Weighted average discount rate:
Operating leases	4.2%
Finance leases	13.5%

Index
The following table provides supplemental cash flow and other information related to leases for the 39 weeks ended November 2, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flows from operating leases	$53,020
Operating cash flows from finance leases	$176
Financing cash flows from finance leases	$722

ROU assets obtained in exchange for lease liabilities, net
Operating leases	$32,699
Finance leases	$-

Maturities of lease liabilities as of November 2, 2019 (in thousands):

	Operating	Finance	Total
Remainder of Fiscal 2020	$12,025	$286	$12,311
Fiscal 2021	71,429	869	72,298
Fiscal 2022	57,889	383	58,272
Fiscal 2023	42,942	343	43,285
Fiscal 2024	29,793	240	30,033
Thereafter	52,850	23	52,873
Total minimum lease payments	266,928	2,144	269,072
Less amount representing interest	26,582	339	26,921
	$240,346	$1,805	$242,151

As of November 2, 2019, we have entered into operating leases of approximately $0.6 million related to future store locations that have not yet commenced.

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

Index
The table below segregates all financial assets that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of November 2, 2019 and February 2, 2019 (in thousands):

	November 2, 2019			February 2, 2019
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$613	$-	$-	$158	$-	$-
Long-term investments	2,086	-	-	2,377	-	-
Short-term contingent earnout	-	-	9,866
Long-term contingent earnout	-	-	7,881	-	-	9,200
Total investments	$2,699	$-	$17,747	$2,535	$-	$9,200

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

The short-term and long-term contingent earnouts represent the fair value of potential additional payments outlined in the Purchase Agreement to the members and warrant holders of City Gear if certain financial goals are achieved in Fiscal 2020 and Fiscal 2021.  The total earnout was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, risk-free rate and dividend yield.  The earnout is re-valued each quarter and any change in valuation is recognized in our statements of operations.  As a result of the revaluation for the 13 weeks and 39 weeks ended November 2, 2019, an increase of $4.1 million and $11.7 million was recognized in store operating, selling and administrative expenses, respectively.  Subsequent to February 2, 2019, we made a $3.2 million adjustment to the acquisition date contingent earnout valuation from $9.2 million to $6.0 million.  The impact of this measurement period adjustment flowed through goodwill in the quarter ended May 4, 2019.

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

There were 91 and 273 days during the 13 weeks and 39 weeks ended November 2, 2019, where we incurred borrowings against our credit facilities with Bank of America and Regions Bank for an average borrowing of $13.8 million and $22.1 million, respectively, and maximum borrowing of $17.0 million and $35.0 million, respectively.  The average interest rate during the 13 weeks and 39 weeks ended November 2, 2019 was 3.58% and 3.83%, respectively.  At November 2, 2019, a total of $92.0 million was available to us from these facilities.

There were 95 days during the 52 weeks ended February 2, 2019, where we incurred borrowings against these credit facilities for an average and maximum borrowing of $45.4 million and $75.0 million, respectively, and an average interest rate of 3.70%.

Index
7.	Stock-Based Compensation

The compensation costs that have been charged against income for the 13 weeks and 39 weeks ended November 2, 2019 and November 3, 2018 were as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Stock-based compensation expense by type:
Stock options	$-	$8	$92	$185
Restricted stock units	859	702	1,576	3,074
Employee stock purchases	22	24	73	81
Director deferred compensation	24	24	70	71
Total stock-based compensation expense	905	758	1,811	3,411
Income tax benefit recognized	295	172	428	762
Stock-based compensation expense, net of income tax	$610	$586	$1,383	$2,649

Expense for restricted stock units is shown net of forfeitures of $36,000 and $1.8 million for the 13 weeks and 39 weeks ended November 2, 2019, respectively.  Expense for restricted stock units is shown net of forfeitures of $0.1 million and $0.2 million for the 13 weeks and 39 weeks ended November 3, 2018.

In the 13 weeks and 39 weeks ended November 2, 2019 and November 3, 2018, we granted the following equity awards:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Stock options	--	--	16,798	19,994
Restricted stock unit awards	6,934	--	229,528	169,572
Performance-based restricted stock unit awards	--	--	34,300	44,700
Deferred stock units	1,023	1,247	3,338	3,249

At November 2, 2019, the total compensation costs related to nonvested restricted stock unit awards not yet recognized was $6.1 million and the weighted-average period over which such awards are expected to be recognized was 2.4 years.  There were no compensation costs related to nonvested stock options at November 2, 2019.

Under the 2012 Non-Employee Director Equity Plan (2012 Plan), no shares of our common stock were awarded during the 13 weeks ended November 2, 2019 and November 3, 2018.  A total of 13,858 and 4,435 shares of our common stock were awarded during the 39 weeks ended November 2, 2019 and November 3, 2018, respectively, as part of the annual equity award to directors in the first quarter.

No stock options were granted during the 13 weeks ended November 2, 2019 and November 3, 2018.  The weighted-average grant date fair value of stock options granted during the 39 weeks ended November 2, 2019 and November 3, 2018 was $5.46 and $7.15 per share, respectively.

The number of shares purchased, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Shares purchased	5,652	6,029	21,205	18,360
Average price per share	$15.73	$15.98	$13.99	$17.56
Weighted average fair value at grant date	$4.16	$5.10	$3.96	$4.97

Index
8.	Earnings Per Share

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

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Weighted-average shares used in basic computations	17,568	18,495	17,927	18,763
Dilutive equity awards	247	180	158	181
Weighted-average shares used in diluted computations	17,815	18,675	18,085	18,944

For the 13 weeks ended November 2, 2019, we excluded 251,847 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.  For the 13 weeks ended November 3, 2018, we excluded 251,314 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We excluded 42,300 nonvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by November 2, 2019.  Assuming the performance-criteria had been achieved as of November 2, 2019, the incremental dilutive impact would have been 18,340 shares.

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

During the 13 weeks ended November 2, 2019, we repurchased 371,976 shares of our common stock at a cost of $7.0 million under the Program.  During the 39 weeks ended November 2, 2019, we repurchased 1,031,940 shares of our common stock at a cost of $20.8 million under the Program and acquired 29,432 shares from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.6 million.

During the 13 weeks ended November 3, 2018, we repurchased 395,450 shares of our common stock at a cost of $7.6 million.  During the 39 weeks ended November 3, 2018, we repurchased 753,286 shares of our common stock at a cost of $16.1 million under the Program and acquired 18,765 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.4 million.

As of November 2, 2019, we had approximately $167.2 million remaining under the Program for stock repurchases. Subsequent to November 2, 2019, we have repurchased 49,100 shares of our common stock at a cost of $1.3 million under the Program as of December 5, 2019.

10.	Commitments and Contingencies

Annual Bonuses and Equity Incentive Awards.

Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance.  Annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets was $6.7 million and $3.9 million at November 2, 2019 and February 2, 2019, respectively.

Index
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

In May 2019, our President and CEO, Jeffry Rosenthal, entered into a Retirement Agreement (Agreement) with the Company.  The Agreement provides, among other things, a salary continuation of $0.6 million payable after his effective retirement date in equal installments over one year and a lump sum cash payment equal to the number of outstanding equity awards granted to Mr. Rosenthal (which terminated effective May 10, 2019) multiplied by a computed value defined in the Agreement, but not less than $1.0 million.  At November 2, 2019, $2.9 million was accrued under the Agreement and is included in accrued payroll expenses on our unaudited condensed consolidated balance sheet.

Legal Proceedings and Other Contingencies.

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies.  No material amounts were accrued at November 2, 2019 or February 2, 2019 pertaining to legal proceedings or other contingencies.

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

At November 2, 2019, we had a liability of $0.9 million associated with unrecognized tax benefits.  We file income tax returns in the U.S. federal and various state jurisdictions.  Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2017 or by most state taxing jurisdictions for years prior to Fiscal 2016.

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
•
our expectations concerning cash needs and capital expenditures, including our intentions and ability to fund the opening of new stores and the remodeling, relocation or expansion of existing stores, our plans relating to information technology and other future capital expenditures and working capital requirements;

•	our expectations concerning the impact of the acquisition and integration of City Gear, including the payment of contingent earnout amounts and the amount and timing of acquisition-related expenses;
•	our ability and plans to renew our credit facilities;
•
our estimates and assumptions as they relate to preferable tax and financial accounting methods, accruals, inventory valuations, long-lived assets, carrying amount and liquidity of financial instruments, fair value of options and other stock-based compensation, economic and useful lives of depreciable assets and leases, income tax liabilities, deferred taxes and uncertain tax positions;

•	our assessment of the materiality and impact on our business of recent accounting pronouncements or interpretations adopted by the Financial Accounting Standards Board;
•	the impact or effect of pending legal proceedings and other contingencies on our business, financial condition or results of operations;
•	seasonality and the effect of inflation; and
•	the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates.

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

General Overview

Hibbett Sports, Inc. is a leading athletic-inspired fashion retailer primarily located in small and mid-sized communities across the country.  Founded in 1945, Hibbett has a rich history of convenient locations, personalized customer service and access to coveted footwear, apparel and equipment from top brands like Nike, Jordan, Adidas and Under Armour.  Consumers can browse styles, find new releases, shop looks and make purchases online or in their nearest store or by visiting www.hibbett.com or www.citygear.com.  Follow us @hibbettsports and @citygear.  We became a public company in October 1996.  As of November 2, 2019, we operated a total of 1,097 retail stores in 35 states composed of 933 Hibbett Sports stores, 146 City Gear stores and 18 Sports Additions athletic shoe stores.

Our Hibbett Sports stores average 5,700 square feet and are located primarily in strip centers which are usually near a major chain retailer such as Wal-Mart.  Our City Gear stores average 5,000 square feet and are located primarily in strip centers.  Of our store base, 77% are located in strip centers, which includes free-standing stores and 23% are in enclosed mall locations as of November 2, 2019.

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

As the retail environment continues to evolve, we remain focused on improving the productivity of the store base while continuing to grow our omni-channel business to serve customers where and when they want to shop and improve the overall customer experience.  As a result, subsequent to the year ended February 2, 2019, we decided to close approximately 95 underperforming Hibbett stores during Fiscal 2020, while opening 10 to 15 new Hibbett and City Gear stores in more relevant locations.  We expect these closures will result in non-recurring impairment and store closure charges in the range of $0.08 to $0.12 per diluted share in Fiscal 2020.

Comparable sales data for the periods presented reflects sales for our retail stores open throughout the entire period and the corresponding period of the prior fiscal year, and e-commerce sales.  Our City Gear stores will not be included in comparable store sales data until the fourth quarter of Fiscal 2020.  If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable sales base until it has been open a full 12 months.  During the 13 weeks ended November 2, 2019, we included 927 stores in comparable sales.  During the 39 weeks ended November 2, 2019, we included 914 stores in comparable sales.

Executive Summary

Net sales for the 13 weeks ended November 2, 2019, increased 27.0% to $275.5 million compared with $216.9 million for the 13 weeks ended November 3, 2018.  Comparable store sales, which did not include City Gear stores, increased 10.7% for the 13 weeks ended November 2, 2019, with strong performance in footwear and positive performance in activewear and accessories connecting to footwear products.  We experienced continued challenges in equipment and licensed products.  E-commerce sales accounted for 10.5% of total sales for the period compared to 8.8% of total sales for the third quarter ended November 3, 2018.  During the third quarter, we integrated City Gear’s digital site into our online platform.  Gross margin was 32.7% of net sales for the 13 weeks ended November 2, 2019, compared with 32.5% for the 13 weeks ended November 3, 2018.  The increase in the gross margin percentage was partially due to lower occupancy costs as a percent of net sales.  At the end of the third quarter of Fiscal 2020, aged inventory levels were significantly improved compared with the same period last year.

Index
Net sales for the 39 weeks ended November 2, 2019, increased 24.0% to $871.2 million compared with $702.7 million for the 39 weeks ended November 3, 2018.  Comparable store sales, which did not include City Gear stores, increased 5.4% for the 39 weeks ended November 2, 2019.  E-commerce sales accounted for 9.1% of total sales for the 39-week period compared to 7.8% of total sales for the same period last year.  Gross margin was 32.7% of net sales for the 39 weeks ended November 2, 2019, compared with 33.2% for the 39 weeks ended November 3, 2018.  The decrease in the gross margin percentage was primarily due to liquidation stores which trended at low to negative product margin, and increased freight costs from strong e-commerce sales.

During the third quarter of Fiscal 2020, we opened four new stores, rebranded four Hibbett stores to City Gear stores, and closed 19 underperforming stores, bringing the store base to 1,097 in 35 states as of November 2, 2019.  Store closures include Hibbett stores closed for rebranding.  In addition, one high-performing store was expanded.  We ended the third quarter of Fiscal 2020 with $77.4 million of available cash and cash equivalents and outstanding debt of $8.0 million, after stock repurchases during the 39 weeks ended November 2, 2019, of $20.8 million.

About Non-GAAP Measures

This MD&A includes presentation and discussion of certain non-GAAP financial measures, including adjusted net income, earnings per share, gross margin, SG&A expenses and SG&A expenses as a percentage of net sales.  Management believes that these non-GAAP financial measures, which exclude the effects of expenses related to the acquisition of City Gear and our strategic realignment plan, are useful measures for providing more accurate comparisons of our current financial results to historical operations, forward looking guidance and the financial results of peer companies.  The costs related to the acquisition of City Gear include amortization of inventory step-up value, professional service fees, change in valuation of the contingent earnout, legal and accounting fees.  In future periods, such acquisition-related costs may include one or more of the following categories of expenses: (i) transition and integration costs, (ii) professional service fees and expenses and (iii) contingent earnout valuation updates.  Future costs related to the strategic realignment plan may include: (i) lease and equipment impairment costs, (ii) third party liquidation fees, (iii) store exit costs, and (iv) residual net lease costs.

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

Reconciliations of our unaudited condensed consolidated statements of operations for the 13 weeks and 39 weeks ended November 2, 2019 and November 3, 2018, respectively as reported on a GAAP basis, to statements of operations for the same period prepared on a non-GAAP basis, are provided below under the heading “Reconciliations of Non-GAAP Financial Measures.”

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP.  The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates and assumptions.  Our critical and significant accounting policies and estimates are described more fully in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, as filed on April 18, 2019.  There have been no changes in our accounting policies in the current period ended November 2, 2019, that had a material impact on our unaudited condensed consolidated financial statements with the exception of the adoption of FASB Topic 842.  The adoption of FASB Topic 842 is discussed in Notes 1, 2 and 4 to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Index
Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended November 2, 2019, for information regarding recent accounting pronouncements.

Results of Operations

Summarized Unaudited Information

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Statements of Operations
Net sales increase	27.0%	-8.8%	24.0%	2.0%
Comparable sales increase	10.7%	0.1%	5.4%	1.4%
Gross margin (as a % to net sales)	32.7%	32.5%	32.7%	33.2%
Store operating, selling and administrative expenses (as a % to net sales)	29.1%	28.7%	26.9%	26.5%
Depreciation and amortization (as a % to net sales)	2.7%	2.9%	2.6%	2.7%
Provision for income taxes (as a % to net sales)	0.2%	0.3%	0.8%	1.0%
Net income (as a % to net sales)	0.8%	0.7%	2.4%	3.1%

Diluted earnings per share	$0.13	$0.08	$1.18	$1.15
Weighted-average dilutive shares (in thousands)	17,815	18,675	18,085	18,944

Balance Sheets
Ending cash and cash equivalents (in thousands)	$77,372	$121,177
Average inventory per store	$263,333	$246,501

Store Information
Beginning of period	1,108	1,059	1,163	1,079
New stores opened	4	7	9	20
Rebranded stores	4	-	8	-
Stores closed	(19)	(24)	(83)	(57)
End of period	1,097	1,042	1,097	1,042

Stores expanded or relocated	3	1	9	9
Estimated square footage at end of period (in thousands)	6,181	5,957

Share Repurchase Information
Shares purchased under our Program	371,976	395,450	1,031,940	753,286
Cost (in thousands)	$7,045	$7,625	$20,789	$16,058
Settlement of net share equity awards	-	-	29,432	18,765
Cost (in thousands)	$-	$-	$555	$416

13 Weeks Ended November 2, 2019 Compared to 13 Weeks Ended November 3, 2018

Net sales.  Net sales increased $58.6 million, or 27.0%, to $275.5 million for the 13 weeks ended November 2, 2019 from $216.9 million for the comparable period in the prior year.  Furthermore:

•	We opened 4 stores, rebranded 4 Hibbett Sports stores to City Gear stores and closed 19 underperforming stores. In addition, we expanded one store.

Index
•
Comparable store sales increased 10.7% mainly due to strength in footwear and sneaker-connected apparel and accessories offset by softer sales in licensed products and team sports.  Sales were also positively impacted by a shift of peak back to school sales into the third quarter, as we are seeing shoppers make back to school purchases closer to the school start date.

•	Stores not in the comparable store net sales calculation accounted for $51.5 million in net sales of which $43.7 million was attributable to City Gear.
•	E-commerce sales represented 10.5% of total sales. The City Gear website was integrated into Hibbett’s digital platform during the third quarter.
•	Footwear increased in the mid-teens and has been positive for nine consecutive quarters. Men’s, women’s and kid’s footwear categories were all up double-digits in the quarter.
•
The apparel business was up low single-digits.  All genders in activewear were positive, including a double-digit gain in men’s activewear.  The license business was down double-digits as we have moved investment dollars to other categories.

•
Accessories were positive mid-single-digits as we continue to focus on this category to connect accessories with footwear and deliver on-trend products.  Strong results from key back-to-school categories such as backpacks, lunch totes and socks drove our results.

•
Equipment continued to experience declines and was down low-single-digits.  Strength in baseball, softball, volleyball and wrestling was more than offset by continued declines in football and weakness in soccer.

Gross margin.  Cost of goods sold includes the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight.  Gross margin was $90.2 million, or 32.7% of net sales, in the 13 weeks ended November 2, 2019, compared with $70.5 million, or 32.5% of net sales, in the same period of the prior fiscal year.  Excluding $0.8 million in net benefits related to our strategic realignment plan (30 basis points as a percentage of net sales), non-GAAP gross margin was $89.3 million, or 32.4% of net sales.  Furthermore:

•
Product margin decreased approximately 32 basis points as a percentage of net sales.  Margin was impacted by higher e-commerce sales which typically run at a lower product margin due to a higher percentage of their sales coming from clearance items.

•	Logistics expenses were relatively flat year over year as a percentage of net sales.
•
Store occupancy costs decreased approximately 54 basis points as a percentage of net sales primarily due to higher net sales and a lower overall store count.  Adjusting for the $0.8 million in net benefits related to our strategic realignment plan, non-GAAP store occupancy improved 24 basis points as a percentage of net sales.

Store operating, selling and administrative expenses.  Store operating, selling and administrative (SG&A) expenses were $80.1 million, or 29.1% of net sales, for the 13 weeks ended November 2, 2019, compared to $62.3 million, or 28.7% of net sales, for the comparable period a year ago.  Furthermore:

•
As discussed in Note 3 in the accompanying notes to unaudited condensed consolidated financial statements, the City Gear acquisition purchase agreement included two contingent earnout payments based on City Gear’s achievement of certain EBITDA thresholds for Fiscal 2020 and Fiscal 2021.  The preliminary fair value of the liability was included in other liabilities in the Fiscal 2019 year-end consolidated balance sheet.  Subsequent changes in the liability are recorded through current period earnings.  Based on current forecasts for City Gear performance for Fiscal 2020 and Fiscal 2021, the earnout liability was increased $4.1 million, an impact of 148 basis point as a percentage to net sales, in the current quarter.  Additionally, we incurred $0.9 million (32 basis points as a percentage of net sales) in acquisition and integration costs.

•	SG&A includes $0.2 million (6 basis points as a percentage of net sales), in costs related to our strategic realignment plan.
•	Excluding these costs, SG&A was $75.0 million, or 27.2% of sales, which represents an 80 basis point improvement from the prior year third quarter on a non-GAAP basis.
•	SG&A also includes a revalued one-time charge related to the previously announced transition of our CEO of approximately 24 basis points as a percentage of net sales.
•
We experienced strong leverage in retail personnel costs as digital continues to increase as a percentage of total sales (thus leveraging store payroll).  Additionally, we also experienced strong leverage in advertising as we continue to move toward more productive advertising programs.

Index
Depreciation and amortization.  Depreciation and amortization of $7.4 million decreased 23 basis points as a percentage of net sales for the 13 weeks ended November 2, 2019 compared to the same period of the prior fiscal year.  This decrease was mainly due to leverage from higher net sales.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 18.4% and 29.2% for the 13 weeks ended November 2, 2019 and November 3, 2018, respectively.  The decrease in rate was primarily due to resolution of uncertain tax positions.

39 Weeks Ended November 2, 2019 Compared to 39 Weeks Ended November 3, 2018

Net sales.  Net sales increased $168.5 million, or 24.0%, to $871.2 million for the 39 weeks ended November 2, 2019 from $702.7 million for the comparable period in the prior year.  Furthermore:

•	We opened 9 stores, rebranded 8 Hibbett Sports stores to City Gear stores and closed 83 underperforming stores. In addition, we expanded 5 stores.
•
Comparable store sales increased 5.4% mainly due to strength in footwear and sneaker-connected apparel and accessories. These strengths were partially offset by softer sales in licensed products and team sports.

•	Stores not in the comparable store net sales calculation accounted for $186.6 million in net sales of which $145.2 million was attributable to City Gear.
•	E-commerce sales represented 9.1% of total sales. The City Gear website was integrated into Hibbett’s digital platform during the third quarter.
•	Footwear increased low-double-digits and has been positive for nine consecutive quarters posting strong gains in men’s, women’s and kids.
•
Apparel was up low-single-digits driven by product that had strong connectivity to our footwear business.  Men’s apparel had low-double-digit gains.  Women’s and kid’s apparel were both slightly negative.

•	Accessories experienced a mid-single-digit increase with strong performance in items that had strong sneaker-connectivity to our footwear business and back-to-school relevancy.
•	Licensed business remains soft, down low-double-digits. Equipment experienced a high-single-digit decline primarily due to weakness in football and fitness.

Gross margin.  Cost of goods sold includes the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight.  Gross margin was $284.7 million, or 32.7% of net sales, in the 39 weeks ended November 2, 2019, compared with $233.6 million, or 33.2% of net sales, in the same period of the prior fiscal year.  Excluding approximately $1.0 million (11 basis points as a percentage of net sales) in costs related to the acquisition of City Gear and excluding $0.4 million in net benefits related to our strategic realignment plan (4 basis points as a percentage of net sales), non-GAAP gross margin was $285.3 million, or 32.7% of net sales.  Furthermore:

•
Excluding the $1.0 million amortization of inventory step-up for City Gear, product margin decreased approximately 33 basis points as a percentage of net sales primarily due to margin pressures from the complete inventory liquidation of stores that were part of a previously announced store closure plan.  Product margin was also impacted by markdown activity which resulted in a clean inventory position at the end of the quarter as well as freight costs associated with higher e-commerce sales.

•	Logistics expenses as a percentage of net sales remained relatively flat year over year.
•
Store occupancy expenses as a percentage of net sales improved 12 basis points primarily due to higher net sales and a lower overall store count.  Adjusting for the $0.4 million in net benefits related to our strategic realignment plan, non-GAAP store occupancy improved 8 basis points as a percentage of net sales.

Store operating, selling and administrative expenses.  SG&A expenses were $234.1 million, or 26.9% of net sales, for the 39 weeks ended November 2, 2019, compared to $186.2 million, or 26.5% of net sales, for the comparable period a year ago.  Furthermore:

•
Excluding approximately $13.3 million (152 basis points as a percentage of net sales) in costs related to the acquisition of City Gear and $1.5 million (18 basis points as a percentage of net sales), in costs related to our strategic realignment plan, non-GAAP store operating, selling and administrative expenses were $219.3 million, or 25.2% of net sales.  This adjusted 111 basis point improvement on a non-GAAP basis as a percentage to net sales was predominately driven by improvement in personnel and advertising costs.

Index
•	Additionally, salary costs included a reduction in stock-based compensation expense of approximately $1.8 million related to the forfeiture of certain stock awards from employee departures.
•	SG&A also includes a revalued one-time charge related to the previously announced transition of our CEO of approximately 29 basis points as a percentage of net sales.

Depreciation and amortization.  Depreciation and amortization decreased 12 basis points as a percentage of net sales for the 39 weeks ended November 2, 2019 compared to the same period of the prior fiscal year.  This decrease was mainly due to leverage from higher net sales.

Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 25.1% and 24.8% for the 39 weeks ended November 2, 2019 and November 3, 2018, respectively.  The increase in rate was primarily due to executive compensation deduction limitations under IRC Section 162(m) and fluctuations in the value of stock-based awards between the award grant and vesting dates.

Reconciliations of Non-GAAP Financial Measures.  The following tables provide reconciliations of our unaudited condensed consolidated statement of operations for the 13 weeks ended November 2, 2019 and November 3, 2018, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.  For more information regarding our non-GAAP financial measures, see “Executive Summary – About Non-GAAP Measures” above.

GAAP to Non-GAAP Reconciliations
(Dollars in thousands, except per share amounts)
(Unaudited)

13-Week Period Ended November 2, 2019
		Non-Recurring Amounts:
	GAAP Basis (As Reported)	Acquisition Costs(1)	Strategic Realignment Costs(2)	Non-GAAP Basis	% of Sales
Net sales	$275,475	$-	$-	$275,475
Cost of goods sold	185,307	-	(828)	186,135	67.6%
Gross margin	90,168	-	(828)	89,340	32.4
Store operating, selling and administrative expenses	80,147	4,965	155	75,027	27.2
Depreciation and amortization	7,397	-	-	7,397	2.7
Operating income	2,624	4,965	(673)	6,916	2.5
Interest income, net	(151)	-	-	(151)	-0.1
Loss before provision for income taxes	2,775	4,965	(673)	7,067	2.6
Provision for income taxes	510	912	(124)	1,298	0.5
Net income	$2,265	$4,053	$(549)	$5,769	2.1%

Basic earnings per share	$0.13	0.23	(0.03)	0.33
Diluted earnings per share	$0.13	$0.23	$(0.03)	$0.32

1)
Non-recurring acquisition amounts during the 13-week period ended November 2, 2019, related to the acquisition of City Gear, LLC consist primarily of contingent earnout valuation update and legal, accounting and professional fees.

2)
Non-recurring strategic realignment amounts during the 13-week period ended November 2, 2019, related to our accelerated store closure plan consist primarily of gain on operating leases net of accelerated amortization on ROU assets in cost of goods sold (COGS) and professional fees, impairment costs and loss on fixed assets in SG&A.

Index
	13-Week Period Ended November 3, 2018
		Non-Recurring Amounts:
	GAAP Basis (As Reported)	Acquisition(1)	Non-GAAP Basis November 3, 2018	% of Sales
Net sales	$216,888	$-	$216,888
Cost of goods sold	146,376	-	146,376	67.5%
Gross margin	70,512	-	70,512	32.5
Store operating, selling and administrative expenses	62,342	1,528	60,814	28.0
Depreciation and amortization	6,328	-	6,328	2.9
Operating income	1,842	1,528	3,370	1.6
Interest income, net	(277)	-	(277)	-0.1
Income before provision for income taxes	2,119	1,528	3,647	1.7
Provision for income taxes	620	447	1,067	0.5
Net income	$1,499	$1,081	$2,580	1.2%

Basic earnings per share	$0.08	$0.06	$0.14
Diluted earnings per share	$0.08	$0.06	$0.14

1)	Non-recurring acquisition amounts during the 13-week period ended November 3, 2018, related to the acquisition of City Gear, LLC consists primarily of legal, accounting and professional fees.

The following tables provide reconciliations of our unaudited condensed consolidated statement of operations for the 39 weeks ended November 2, 2019 and November 3, 2018, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.

39-Week Period Ended November 2, 2019
		Non-Recurring Amounts:
	GAAP Basis (As Reported)	Acquisition Costs(1)	Strategic Realignment Costs(2)	Non-GAAP Basis	% of Sales
Net sales	$871,210	$-	$-	$871,210
Cost of goods sold	586,502	956	(356)	585,902	67.3%
Gross margin	284,708	956	(356)	285,308	32.7
Store operating, selling and administrative expenses	234,085	13,252	1,529	219,304	25.2
Depreciation and amortization	22,299	-	-	22,299	2.6
Operating income	28,324	14,208	1,173	43,705	5.0
Interest income, net	(179)	-	-	(179)	-
Income before provision for income taxes	28,503	14,208	1,173	43,884	5.0
Provision for income taxes	7,159	3,569	295	11,023	1.3
Net income	$21,344	$10,639	$878	$32,861	3.8%

Basic earnings per share	$1.19	0.59	0.05	1.83
Diluted earnings per share	$1.18	$0.59	$0.05	$1.82

1)
Non-recurring acquisition amounts during the 39-week period ended November 2, 2019, related to the acquisition of City Gear, LLC consist primarily of the amortization of inventory fair-market value step-up in COGS and contingent earnout valuation update, legal, accounting and professional fees in SG&A.

2)
Non-recurring strategic realignment amounts during the 39-week period ended November 2, 2019, related to our accelerated store closure plan consist primarily of gain on operating leases net of accelerated amortization on ROU assets in COGS and professional fees, impairment costs and loss on fixed assets in SG&A.

Index
	39-Week Period Ended November 3, 2018
		Non-Recurring Amounts:
	GAAP Basis (As Reported)	Acquisition(1)	Non-GAAP Basis November 3, 2018	% of Sales
Net sales	$702,718	$-	$702,718
Cost of goods sold	469,082	-	469,082	66.8%
Gross margin	233,636	-	233,636	33.2
Store operating, selling and administrative expenses	186,211	1,528	184,683	26.3
Depreciation and amortization	18,847	-	18,847	2.7
Operating income	28,578	1,528	30,106	4.3
Interest income, net	(387)	-	(387)	-0.1
Income before provision for income taxes	28,965	1,528	30,493	4.3
Provision for income taxes	7,179	379	7,558	1.1
Net income	$21,786	$1,149	$22,935	3.3%

Basic earnings per share	$1.16	$0.06	$1.22
Diluted earnings per share	$1.15	$0.06	$1.21

1)	Non-recurring acquisition amounts during the 39-week period ended November 3, 2018, related to the acquisition of City Gear, LLC consist primarily of legal, accounting and professional fees.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	39 Weeks Ended
	November 2, 2019	November 3, 2018
Net cash provided by operating activities	$75,056	$52,473
Net cash used in investing activities	(10,753)	(13,692)
Net cash (used in) provided by financing activities	(48,687)	8,852
Net increase in cash and cash equivalents	$15,616	$47,633

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

Net cash provided by operating activities was $75.1 million for the 39 weeks ended November 2, 2019 compared with net cash provided by operating activities of $52.5 million for the 39 weeks ended November 3, 2018.  Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities.  Adjustments to net income for non-cash items include depreciation and amortization, valuation of the contingent earnout liability, deferred income taxes, amortization of inventory step-up valuation from the City Gear opening balance sheet, and stock-based compensation.  Net cash provided by operating activities for November 2, 2019 and November 3, 2018 was impacted by the following:

Index
•	Net income provided cash of $21.3 million and $21.8 million during the 39 weeks ended November 2, 2019 and November 3, 2018, respectively.
•
Net inventories increased $9.5 million and $2.7 million during the 39 weeks ended November 2, 2019 and November 3, 2018, respectively, primarily due to the seasonality of the business as we ready for the holiday selling season.

•
The change in accounts payable provided cash of $25.1 million and $15.8 million during the 39 weeks ended November 2, 2019 and November 3, 2018, respectively, and is typically affected by the timing of receipts prior to peak selling seasons.

•	The change in prepaid expenses is impacted by changes in income tax payable and other contract payments due to the timing of payments.
•
Non-cash charges included depreciation and amortization expense of $22.3 million and $18.8 million and stock-based compensation expense of $1.8 million and $3.4 million during the 39 weeks ended November 2, 2019 and November 3, 2018, respectively.  Depreciation expense increased due to additional depreciation for City Gear property and equipment, offset in part by a lower store sales base.  Fluctuations in stock-based compensation generally result from the achievement of performance-based equity awards at greater or lesser than their granted level, fluctuations in the price of our common stock and levels and effects of forfeitures in any given period.  The current 39-week expense was impacted by a reduction in stock-based compensation of approximately $1.8 million related to the forfeiture of certain stock awards.

•
Other non-cash adjustments to net income for the 39 weeks ended November 2, 2019 included $11.7 million change in valuation of the contingent earnout related to City Gear, $1.0 million inventory amortization related to the acquisition of City Gear and a related offset of $4.0 million for the change in deferred and unrecognized income tax balances.

Investing Activities.

Net cash used in investing activities in the 39 weeks ended November 2, 2019 totaled $10.8 million compared with net cash used in investing activities of $13.7 million in the 39 weeks ended November 3, 2018.  Capital expenditures used $11.0 million of cash in the 39 weeks ended November 2, 2019 versus $13.9 million of cash in the 39 weeks ended November 3, 2018.  Capital expenditures were used mainly to open new stores, remodel, expand or relocate existing stores, and continued investment in digital initiatives.

We opened 9 new stores, rebranded 8 Hibbett Sports stores to City Gear stores and relocated or expanded 9 existing stores during the 39 weeks ended November 2, 2019 as compared to opening 20 new stores and relocating or expanding 9 existing stores during the 39 weeks ended November 3, 2018.

We estimate the cash outlay for capital expenditures in the fiscal year ending February 1, 2020 will be approximately $15.0 million to $18.0 million, which relates to expenditures for:

•	The opening of new stores, the remodeling, relocation or expansion of selected existing stores;
•	Information system infrastructure, projects, upgrades and security (including City Gear integration); and
•	Other departmental needs.

Of the total estimated dollars for capital expenditures for Fiscal 2020, we anticipate that approximately 60% will be related to the opening of new stores, store expansions and relocations and store remodels.  The remainder will be related to information technology, consisting primarily of expenditures for projects and software, City Gear integration, omni-channel, infrastructure, various system enhancements, upgrades and security and other expenditures related primarily to specific departmental needs including facility upgrades, transportation equipment, automobiles, fixtures and security equipment for our stores.

Financing Activities.

Net cash used in financing activities was $48.7 million in the 39 weeks ended November 2, 2019 compared to net cash provided by financing activities of $8.9 million in the prior year period.  During the 39 weeks ended November 2, 2019, net repayments on our credit facilities used cash of $27.0 million.  We also repurchased $20.8 million of our common stock under our Stock Repurchase Program and an additional $0.6 million from holders of restricted stock unit awards to satisfy tax withholding requirements, which is an increase of $4.9 million from the prior year 39 weeks ended November 3, 2018. See Note 9, Stock Repurchase Activity, to the unaudited condensed consolidated financial statements.

Index
At November 2, 2019, we had two unsecured credit facilities that allow borrowings up to $50.0 million each, and which expire in October 2021.  Under the provisions of both facilities, we do not pay commitment fees.  However, both are subject to negative pledge agreements that, among other things, restrict liens or transfers of assets including inventory, tangible or intangible personal property and land and land improvements. We plan to renew these facilities as they expire and do not anticipate any problems in doing so; however, no assurance can be given that we will be granted a renewal or terms which are acceptable to us.  As of November 2, 2019, a total of $92.0 million was available to us from these facilities.

Based on our current operating plans, store plans, plans for the repurchase of our common stock and expected capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facilities.

Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of November 2, 2019.  All merchandise purchase obligations are cancelable.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of November 2, 2019.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended November 2, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.	Legal Proceedings.

We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at November 2, 2019 or February 2, 2019.

ITEM 1A.	Risk Factors.

We operate in an environment that involves a number of risks and uncertainties which are described in our Form 10-K for the year ended February 2, 2019.  If any of the risks described in our Fiscal 2019 Form 10-K were to actually occur, our business, operating results and financial results could be adversely affected.  There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended February 2, 2019.

Index
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the 13 weeks ended November 2, 2019 (1):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
August 4, 2019 to August 31, 2019	60,000	$16.99	60,000	$173,204
September 1, 2019 to October 5, 2019	225,300	$17.75	225,300	$169,205
October 6, 2019 to November 2, 2019	86,676	$23.38	86,676	$167,179
Total	371,976	$18.94	371,976	$167,179

(1)
In November 2018, the Board authorized the extension of our Stock Repurchase Program of $300.0 million to repurchase our common stock through January 29, 2022 that replaced an existing authorization.  See Note 9, Stock Repurchase Activity, to the unaudited condensed consolidated financial statements.

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

HIBBETT SPORTS, INC.

Date: December 11, 2019	By:	/s/ Scott Humphrey
Scott Humphrey
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

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended November 2, 2019, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at November 2, 2019 and February 2, 2019; (ii) the Unaudited Condensed Consolidated Statements of Operations for the 13 weeks and 39 weeks ended November 2, 2019 and November 3, 2018; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the 39 weeks ended November 2, 2019 and November 3, 2018; (iv) the Unaudited Condensed Consolidated Statements of Stockholders Investment for the 13 weeks and 39 weeks ended November 2, 2019 and November 3, 2018; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

	*	Filed Within