Form 10-K
period 2020-02-01
HIBBETT SPORTS INC
filed 2020-04-16
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: February 1, 2020
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
205-942-4292
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	HIBB	Nasdaq Global Select Market

Securities registered pursuant to section 12(g) of the Act:	NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒
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
The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $301,279,806 on August 3, 2019, based on the closing sale price of $17.31 at August 2, 2019 for the common stock on such date on the Nasdaq Global Select Market.
The number of shares outstanding of the Registrant’s common stock, as of April 3, 2020, was 16,516,064.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

HIBBETT SPORTS, INC.

Index
Introductory Note

References to “we”, “our”, “us”, “Hibbett” and the “Company” used throughout this document refer to Hibbett Sports, Inc. and its subsidiaries.  Unless specifically indicated otherwise, any reference to the following years or fiscal years relates to:

Year	Related Fiscal Year End	Weeks in Fiscal Period
2022 or Fiscal 2022	January 29, 2022	52
2021 or Fiscal 2021	January 30, 2021	52
2020 or Fiscal 2020	February 1, 2020	52
2019 or Fiscal 2019	February 2, 2019	52
2018 or Fiscal 2018	February 3, 2018	53

PART 1
Item 1.  Business.
Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “could,” “expect,” “intend,” “may,” “outlook,” “forecast,” “guidance,” “continue,” “plan,” “predict,” “should,” “will,” “target,” “estimate” or other similar words, phrases or expressions, whether in the negative or affirmative. For example, our forward-looking statements include statements regarding:
•the anticipated impact to our business operations, consumer demand and supply chain due to the recent global pandemic of a novel strain of the coronavirus (COVID-19);
•our cash needs, including our ability to fund our future capital expenditures, working capital requirements and repurchases of Company common stock under our repurchase program;
•our relationships with vendors and the loss of key vendor support;
•our plans, expectations and estimates concerning the integration of City Gear, LLC (City Gear) and related costs;
•our ability to retain key personnel at Hibbett and City Gear;
•our anticipated net sales, comparable store net sales changes, net sales growth, gross margins, expenses and earnings;
•our business strategy, omni-channel platform, logistics structure, target market presence and the expected impact of such factors on our net sales growth;
•our store growth, including our plans to add, expand, relocate or close stores, our markets’ ability to support such growth, expected changes in total square footage, our ability to secure suitable locations for new stores and the suitability of our wholesale and logistics facility;
•our expectations regarding the growth of our online business and the role of technology in supporting such growth;
•our policy of leasing rather than owning stores and our ability to renew or replace store leases satisfactorily;
•the cost of regulatory compliance, including the costs and possible outcomes of pending legal actions and other contingencies;
•our analysis of our risk factors and their possible effect on financial results;
•our ability and plans to renew our credit facilities;
•our expectations regarding our capital expenditures and dividend policy;
•our seasonal sales patterns and assumptions concerning customer buying behavior;
•our expectations regarding competition;
•our estimates and assumptions as they relate to the fair value of assets acquired and liabilities assumed in the purchase of City Gear, preferable tax and financial accounting methods, accruals, inventory valuations, long-lived assets, store closure charges, carrying amount and liquidity of financial instruments, fair value of options and other stock-based compensation, economic and useful lives of depreciable assets and leases, income tax liabilities, deferred taxes and uncertain tax positions;
•our expectations concerning future stock-based award types and the exercise of outstanding stock options;
•the possible effect of inflation, market decline and other economic changes on our costs and profitability;
•our assessment of the materiality and impact on our business of recent accounting pronouncements adopted by the Financial Accounting Standards Board;

Index
•the possible effects of uncertainty within the capital markets, on the commercial credit environment and on levels of consumer confidence;
•our analyses of trends as related to marketing, sales and earnings performance;
•our ability to receive favorable brand name merchandise and pricing from key vendors;
•the future reliability of, and cost associated with, our sources of supply, particularly imported goods, including the actual and potential effect of tariffs on Chinese goods imposed by the United States and other potential impediments to imports;
•the impact of technology on our operations and business, including cyberattacks, cyberliability or potential liability for breaches of our privacy or information security systems; and
•our ability to mitigate the risk of possible business interruptions.
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances.  You should not place undue reliance on forward-looking statements.  Our forward-looking statements are based on currently available operating, financial and business information and speak only as of the date of this Annual Report on Form 10-K.  Our business, financial condition, results of operations and prospects may have changed since that date.  For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the “Risk Factors” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.
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
We do not undertake to publicly update or revise any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events, or otherwise, and you should not expect us to do so.
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
Our Company
Our Company began in 1945 under the name Dixie Supply Company in Florence, Alabama.  Although we initially specialized primarily in the marine and small aircraft business, by 1960, we were solely in the sporting goods business.  In 1965, we opened our second store, Dyess & Hibbett Sporting Goods, in Huntsville, Alabama.  The following year, we opened another sporting goods store in Birmingham and by the end of 1980, we had 12 stores in central and northwest Alabama with a distribution center located in Birmingham and our central accounting office in Florence.  We became a public company in October 1996. In Fiscal 2021, we will celebrate our 75th anniversary.
In November 2018, we acquired City Gear, a privately held city specialty retailer with over 130 stores.  The City Gear acquisition provides us with substantially greater scale in the athletic specialty market and is an extension of our strategy to provide high demand, branded products to under-served markets.  Today, we are a leading athletic-inspired omni-channel retailer operating stores primarily located in small and mid-sized communities, and e-commerce websites under hibbett.com and citygear.com.  As of February 1, 2020, we operated a total of 1,081 stores consisting of 932 Hibbett stores (which includes our 18 Sports Addition stores) and 149 City Gear stores in 35 states.  Overall, our stores average 5,600 square feet and are located primarily in strip centers frequently influenced by a major chain retailer.
Our primary merchandising strategy is to provide a broad assortment of quality brand name footwear, apparel, accessories and team sports equipment at competitive prices in a conveniently located full-service environment.  In July 2017, we successfully launched our e-commerce website.  We continue to grow our online business aggressively, while enhancing our stores to improve the overall customer experience.  We believe that the breadth and depth of our brand name merchandise consistently exceeds the product selection carried by most of our competitors, particularly in our smaller markets.  Many of these brand name products are highly technical and require expert sales assistance.  We continuously educate our sales staff on new products and trends through coordinated efforts with our vendors.

Index
Information about our Executive Officers

The following table and accompanying narrative sets forth the name, age and business experience of our current executive officers:

Name	Age	Position
Michael E. Longo	58	President and Chief Executive Officer
Scott R. Humphrey	49	Interim Chief Financial Officer
Jared S. Briskin	47	Senior Vice President and Chief Merchant
Robert J. Volke	56	Senior Vice President of Accounting and Finance
Ronald P. Blahnik	61	Senior Vice President and Chief Information Officer
David M. Benck	52	Senior Vice President and General Counsel
Benjamin A. Knighten	49	Senior Vice President of Operations
William G. Quinn	44	Senior Vice President of Digital Commerce

Michael E. Longo joined the Company as our Chief Executive Officer and President in December 2019. Formerly, he served as Chief Executive Officer for Memphis-based City Gear, LLC. from October 2006 to November 2018, where he oversaw the successful acquisition of the company in 2018 by Hibbett Sports. Prior to City Gear, he worked in positions of increasing responsibility and leadership with AutoZone, Inc. starting as a Vice President of Supply Chain in 1996 to Executive Vice President of Supply Chain, IT, Development, Mexico in 2005. Mr. Longo holds a Bachelor of Science degree in Engineering from the United States Military Academy and an MBA from Harvard University.

Scott R. Humphrey was appointed our Interim Chief Financial Officer of the Company in September 2019. Previously, Mr. Humphrey served as Chief Financial Officer for Ciner Resources, LP (Ciner), a publicly traded mining company located in Atlanta, Georgia from July 2017 to December 2018. Before being named Chief Financial Officer for Ciner, Mr. Humphrey served as Vice President Finance from August 2015 to July 2017, as well as Director of Investor Relations/Finance and Treasurer from August 2013 to August 2015. Prior to joining Ciner Resources, Mr. Humphrey served in senior treasury positions with Alpharetta-based Schweitzer-Mauduit International and Atlanta based HYCO International, Inc. He began his career in finance with General Electric in 1997. Mr. Humphrey holds a Bachelor of Science degree in Finance from Boston College and an MBA from Georgetown University.

Jared S. Briskin was appointed our Senior Vice President and Chief Merchant in September 2014.  Formerly, he served as Vice President/Divisional Merchandise Manager of Footwear and Equipment from March 2010 through September 2014 and Vice President/Divisional Merchandise Manager of Apparel and Equipment from June 2004 through March 2010.  Prior to his appointment to Vice President in 2004, Mr. Briskin held various merchandising positions across multiple categories since joining the Company in April 1998.

Robert J. Volke was appointed to serve as our Senior Vice President of Accounting and Finance, effective as of April 13, 2020, and will succeed Scott R. Humphrey, the Company’s Interim Chief Financial Officer, as our new Chief Financial Officer immediately following the filing of this Annual Report on Form 10-K. Mr. Volke most recently served as Interim Chief Financial Officer of Fleet Farm LLC (“Fleet Farm”), a position he has held since March 2020, and as its Vice President, Accounting and Corporate Controller from August 2018 to February 2020. Prior to his service at Fleet Farm, Mr. Volke held various positions of increasing responsibility with Tractor Supply Company (Nasdaq: TSCO), including as its Vice President and Controller from March 2017 to August 2018, Vice President – Accounting and Reporting from February 2014 to February 2017, Director of General Accounting and Financial Reporting from February 2009 to January 2014, and Manager of General Accounting and Financial Reporting from May 2007 to February 2009. Mr. Volke earned his Bachelor of Science degree in Accounting from Indiana University.

Ronald P. Blahnik was appointed to serve as our Senior Vice President and Chief Information Officer in April 2019. Mr. Blahnik joined the Company in November 2016 as our Vice President and Chief Information Officer. Before joining our Company, he served as managing partner of Blahnik Consulting Services, LLC. from April 2011 to November 2016. Mr. Blahnik is a retired Army officer and has worked in the information technology field for more than 40 years. He holds a Bachelor of Science degree in Information Technology.

David M. Benck was appointed Senior Vice President and General Counsel in March 2020. Mr. Benck joined the Company in March 2005, and in April 2008 was appointed Vice President and General Counsel. In addition to his role with the Company, Mr.

Index
Benck serves on the Board of Directors for the Federal Reserve Bank of Atlanta, Birmingham Branch appointee, as a Council Member for the American Arbitration Association, as a member of the Court of Arbitration for Sport (Lausanne, Switzerland), and as a member of the NCAA’s Independent Resolution Panel. Additionally, he is a Fellow in the National Association of Corporate Directors, and an IAPP Certified Information Privacy Professional (CIPP/US, and CIPM).

Benjamin A. Knighten was appointed to serve as our Senior Vice President of Operations in March 2020. Mr. Knighten previously served as Chief Operating Officer of City Gear, LLC from July 2018 to March 2020 and as Vice President of Store Operations of City Gear from November 2006 to July 2018.

William G. Quinn was appointed to serve as our Senior Vice President of Digital Commerce in April 2019. Mr. Quinn joined the Company in February 2016 as our Vice President of Digital Commerce and also manages our marketing teams. Prior to joining the Company, he served as Vice President, Digital for David's Bridal and as Executive Vice President, Chief Marketing Officer for 24 Hour Fitness. Mr. Quinn earned his Bachelor of Arts degree at Vanderbilt University, his MBA at Duke University and also holds a Certificate of Web Design from Temple University.

Our Employees

As of February 1, 2020, we employed approximately 10,200 employees, of which approximately 3,500 are full-time employees.  None of our employees are represented by a labor union.  The number of part-time employees fluctuates depending on seasonal needs.  We consider our relationship with our employees to be good and have not experienced significant interruptions of operations due to labor disagreements.  We have implemented programs in our stores and corporate offices to ensure that we hire and promote the most qualified employees in a non-discriminatory way.

In response to the significant ongoing uncertainty around the severity and duration of the COVID-19 pandemic, effective April 13, 2020, the Company has temporarily furloughed the majority of our store employee population.

Employee Development:  We develop our training programs in a continuing effort to service the needs of our customers and employees.  These programs primarily include online training in stores for the latest in technical detail of new products and new operational and customer service techniques.  We also have onsite training classes, which are designed specifically for new store managers in addition to onsite training sessions for all or a specific group of employees as needed.  Because we primarily promote or relocate current employees to serve as managers for new stores, training and assessment of our employees is essential to our sustained growth.
We strive to hire enthusiastic salespeople with an interest in sports and fashion.  Our evolving and extensive training programs primarily focus on product knowledge and selling skills.
Our Business Strategy
We target small to mid-sized markets with branded products and provide a high level of customer service.  This market strategy enables us to achieve significant cost benefits including lower corporate expenses, reduced logistics costs and increased economies of scale from marketing activities.  We use information systems to maintain tight controls over inventory and operating costs and continually search for ways to improve efficiencies and the customer experience through information system upgrades.  In addition, we establish greater customer, vendor and landlord recognition as a leading specialty retailer in these communities.  We believe our ability to align our merchandising mix to local preferences and trends differentiates us from our national competitors.
Our Store Brands
Hibbett Sports:  As of February 1, 2020, we operated 914 Hibbett Sports stores.  These stores average approximately 5,800 square feet and are located primarily in strip centers, usually near a major chain retailer such as a Wal-Mart store.  We operated 718 Hibbett Sports stores in strip centers, which include free-standing stores, and 196 stores in enclosed malls, the majority of which are the only enclosed malls in their county.
City Gear:  In November 2018, we acquired 136 City Gear stores and as of February 1, 2020, operated 149 City Gear stores, which average 5,000 square feet and are located primarily in strip centers.  We operated 109 City Gear stores in strip centers, which includes free-standing stores, and 40 stores in enclosed malls.

Index
Sports Additions:  We operate 18 Sports Additions (SA) stores, which average 2,800 square feet and are located primarily in enclosed malls.  Approximately 90% of the merchandise carried in our SA stores is athletic footwear with the remainder consisting of headwear and apparel.
In selecting retail locations, we consider the size, demographics, quality of real estate and competitive conditions in each market.  Our stores offer a core merchandising mix of localized footwear, apparel, accessories and team sports equipment designed to appeal to a wide range of customers within each market.  We strive to meet the technical and fashion demands of our consumer as well as respond quickly to major sporting events in college or professional team sports of local interest within our markets.
None of our store concepts meets the quantitative or qualitative requirements of Accounting Standards Codification (ASC) Topic 280, Segment Reporting.
Our Growth Strategy
We identify markets for our stores under a clustered expansion program.  This approach primarily focuses on opening new stores within close proximity of existing locations, allowing us to take advantage of efficiencies in logistics, marketing and regional management.  It also aids us in building a better understanding of appropriate merchandise selection for the local market.  In addition to proximity to existing stores, we also consider population, economic conditions, local competitive dynamics, availability of suitable real estate and potential for return on investment when evaluating potential markets.
Omni-channel strategy:  We recognize that even though our customer is in under served markets, they are digitally savvy. Our customer has high expectations that are constantly evolving including the ability to engage with us in multiple ways.  As a result, we continue to make investments in omni-channel as well as our core e-commerce experience. In Fiscal 2020, we refreshed our entire website and mobile apps, combined Hibbett and City Gear e-commerce, added additional payment flexibility for our customers and launched same-day delivery in several markets. We now offer greater shopping flexibility and convenience than ever before. This includes traditional physical shopping at a store, traditional e-commerce ship-to-home, buy online and pick up in store, reserve online and pick up in store, same-day delivery and using our mobile app process to win the right to purchase coveted launch shoes.
In Fiscal 2021, we will continue to grow our e-commerce and omni-channel business. Major initiatives include adding a ship-to-store option and making significant enhancements to our raffle process. We are focused on the growth of our digital business through innovation and a commitment to a robust road map of ongoing improvement and differentiation of the customer experience.
Our Logistics
We maintain a full-line wholesale and logistics facility in Alabaster, Alabama (a suburb of Birmingham) where we receive and ship most of our merchandise.  In addition, we utilize a third-party logistics facility in Memphis, Tennessee and a third-party consolidation center in southern California to improve efficiencies and to improve time to market.  For key products, we maintain backstock at the Alabaster facility.  This product is allocated and shipped to stores through an automatic replenishment system based on inventory levels and sales.  Merchandise is delivered to stores via Company operated vehicles, small package carriers or third-party logistics providers.  We believe strong logistics support for our stores is a critical element of our business strategy and that our current logistics structure will support our growth over the next several years.
Our Merchandise
Our merchandising strategy is to provide a broad assortment of premium brand name footwear, apparel, accessories and team sports equipment at competitive prices in a full service omni-channel environment. We believe that the assortment of brand name merchandise we offer consistently exceeds the merchandise selection carried by most of our competitors, particularly in our smaller markets.  Many of these brand name products have limited availability and/or are technical in nature requiring considerable sales assistance.  We coordinate with our vendors to educate the sales staff at the store level on new products and trends.
Although the core merchandise assortment tends to be similar for each store, it is somewhat differentiated by the Hibbett Sports or City Gear brands. Each brand utilizes important demographic, local and/or regional considerations.  Accordingly, we offer products that reflect preferences for particular demographics as well as interests from each community.  Our knowledge of these interests, combined with access to leading brands, enables our merchandising staff to react quickly to emerging trends or special events, such as fashion shifts or athletic events.

Index
Our merchandising staff, operations staff and management analyze current trends primarily through the lens of our store typing strategy.  Information is largely gathered and analyzed utilizing business intelligence tools.  Other strategic measures we utilize to recognize trends or changes in our industry include:
•maintaining close relationships with vendors and other retailers;
•studying other retailers for best practices in merchandising;
•attending various trade shows, both in our industry and outside as well as reviewing industry trade publications; and
•actively participating in industry associations such as the National Sporting Goods Association (NSGA).

The merchandising staff works closely with store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities.
Our Vendor Relationships
The athletic specialty and city specialty retail businesses are brand-name-driven.  Accordingly, we maintain positive relationships with a number of well-known vendors to satisfy customer demand.  We believe that we offer a best-in-class omni-channel experience through physical locations, mobile apps and website and that we are among the primary retail distribution avenues for brand name vendors that seek to engage with consumers in secondary and tertiary markets. As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors.  As our vendors expand their product lines and grow in popularity, we expand sales of these products.  In addition, as we continue to increase our store base and enter new markets, our vendors increase their brand presence within these regions.  We also work with our vendors to establish favorable pricing and to receive cooperative marketing funds.
Our Information Systems
We use technology as an enabler of our business strategies.  We implement and maintain systems targeted at improving financial control, cost management, inventory control, merchandise planning, logistics, replenishment, and product allocation.  Our systems are designed to be flexible to meet the unique needs of each specific store location.  We continue to evolve our digital channel experience and development of further channel integration for a more seamless and frictionless set of capabilities aimed at enhancing our customers shopping experience in-store, online and through our mobile solutions.  In Fiscal 2020, we co-branded our web presence by integrating City Gear into our omni-channel experience.
Our communications networks send and receive critical business data to and from stores, third-party cloud providers, and managed hosting facilities (data centers).  Our Company’s information is processed in a secure environment to protect both the actual data and the physical assets.  We attempt to mitigate the risk of cyber-security threats and business interruptions by maintaining strong security protocols, threat monitoring, regular risk reviews, and a detailed disaster recovery plan.  While many of these same controls are utilized by City Gear systems that are not yet fully integrated, we plan to update the City Gear systems where warranted to the above stated aspects of security to be more closely aligned across all our operations. In early Fiscal 2021, we consolidated the City Gear data center into our St. Louis hosted facility, which accomplished the alignment of controls over data.
We strive to maintain highly qualified and motivated third-party partners and teams of individuals to support our information systems, which includes security, help desk, engineering, operations, quality assurance, business analysis, solution development, analytics and project management.  Our systems are monitored 24 hours a day, and management believes that our current systems and practice of implementing regular updates will continue to support current needs and future growth.  We use a strategic information systems planning process that involves senior management and is integrated into our overall business planning and enterprise risk management.  Information systems projects are prioritized based upon strategic, financial, regulatory and other business criteria.
Our Marketing and Promotion
We focus on marketing opportunities that drive traffic and sales to our stores and digital business.  For the last few years, digital marketing has been the major growth area of our marketing budget. We have also maintained more traditional elements of our portfolio. Investments such as direct mail continue to be an important part of our marketing mix.  Fiscal 2021 is our 75th anniversary and we are excited to celebrate the occasion by amplifying our brand presence in our home state of Alabama through tactics including television advertisements and philanthropic efforts.

Index
We continued to see growth from our customer loyalty program and our Rewards program represented a significant portion of overall sales in Fiscal 2020.  In addition to email, text messaging, direct mail and social media marketing, we continue to explore opportunities to further improve our Rewards program to drive member acquisition and sales. We are focused on continuous improvements that promote ease of use, perceived value and meaningful recognition to the customer while allowing members to save valuable time and receive exceptional service both in our stores and on our e-commerce site.
Our Competition
The business in which we are engaged is highly competitive.  The marketplace for athletic specialty merchandise is highly fragmented as many different brick and mortar and online retailers compete for market share by utilizing a variety of formats and merchandising strategies.  We compete with specialty shoe stores, department stores, traditional shoe stores, mass merchandisers, e-commerce retailers, athletic and sporting good brands, and, in some of our large and mid-size markets, national sporting goods superstores.  In addition, we face competition from vendors that sell directly to consumers.
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
Our Trademarks
Our Company, by and through subsidiaries, is the owner or licensee of trademarks that are very important to our business.  Generally, trademarks are valid as long as they are in use and/or their registrations are properly maintained.  Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use.
Following is a list of active trademarks registered and owned by the Company:
•Hibbett Sports, Registration No. 2717584
•Sports Additions, Registration No. 1767761
•Hibbett, Registration No. 3275037
•City G.E.A.R, Registration No. 4398655
•City G.E.A.R., Registration No. 4413864
•CITY GEAR, Registration No. 4675462
•City GEAR, Registration No. 5008316
•DEVEROES, Registration No. 3479737
•GRINDHOUSE, Registration No. 5107399
•GRINDHOUSE DENIM, Registration No. 5107398

Governmental Regulations
We must comply with various federal, state and local regulations, including regulations relating to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, the environment and tax. In addition, we must comply with United States customs laws and similar laws of other countries associated with the import and export of merchandise. Ensuring our compliance with these various laws and regulations, and keeping abreast of changes to the legal and regulatory landscape present in our industry, requires us to expend considerable resources.

Seasonality

We have historically experienced seasonal fluctuations. We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, weather fluctuations, merchandise mix, demand for merchandise driven by local interest in sporting events, and the timing of sales tax holidays and annual tax refunds.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are

Index
available free of charge through our website www.hibbett.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the SEC). Our website is the primary source of publicly disclosed news about Hibbett Sports, Inc. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, at no charge, by writing to: Investor Relations, Hibbett Sports, Inc., 2700 Milan Court, Birmingham, Alabama 35211.

In addition, we make available, through our website, the Company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines and the written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  Information contained on our website is not included as part of, or incorporated by reference into, this Annual Report.
Item 1A. Risk Factors.

You should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-K. The occurrence of one or more of the circumstances or events described in this section could have a material adverse effect on our business, financial condition, results of operations, cash flows or on the trading prices of our common stock. The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties not known to us at this time or that we currently believe are immaterial also may adversely affect our business and operations.
Risks Related to Our Business and Industry
The recent COVID-19 outbreak has been declared a pandemic by the World Health Organization and has spread to the United States and many other parts of the world and is adversely affecting, and is expected to continue to adversely affect, our business operations, store traffic, employee availability, financial condition, liquidity and cash flow.
The outbreak of COVID-19 continues to grow both in the U.S. and globally and related government and private sector responsive actions have, and are expected to continue to, adversely affect our business operations, store traffic, employee availability, financial condition, liquidity and cash flow. Public health officials have recommended and mandated precautions to mitigate the spread of COVID-19, including prohibitions on congregating in heavily populated areas and shelter-in-place orders or similar measures. The vast majority of our store locations are temporarily closed to the public as a result of shopping mall closures and government imposed business activity restrictions related to the COVID-19 pandemic, although a large portion of these stores are still able to ship merchandise through our e-commerce platform. The COVID-19 pandemic may require us to take additional actions to mitigate its impact including, but not limited to, extending store closures, further cost reductions, and/or discounting of the pricing of our product. Our results will be adversely impacted by these store closures and other actions taken to contain or treat the impact of COVID-19, and the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted at this time. These uncertainties include, but are not limited to, the adverse impact of the pandemic on the economy, our supply chain partners, travel and transportation services, our employees and customers, customer sentiment in general, and traffic within the shopping centers containing our stores.
In response to the significant ongoing uncertainty around the severity and duration of the COVID-19 pandemic, effective April 13, 2020, the Company has temporarily furloughed the majority of our store employee population.
The COVID-19 pandemic is also adversely affecting, and is expected to continue to affect, our operations, supply chains and distribution systems, and we have experienced and expect to continue to experience, unpredictable reductions in demand for certain of our products. While we expect the impacts of the COVID-19 pandemic to have an adverse effect on our business, financial condition and results of operations, the extent of such impact will depend on future developments, including the severity and transmission rate of COVID-19 and the extent and effectiveness of containment actions taken, which cannot be accurately predicted at this time. Such adverse impacts could include, but not be limited to, our near-term and long-term revenues, earnings, liquidity and cash flows as well as the valuation of long-lived assets, indefinite-lived intangibles, goodwill and the contingent earnout liability related to the City Gear acquisition.
Additionally, since the outbreak, the market price per share of our common stock has declined. If the stock price continues to be depressed or decreases further, it may cause a trigger event for impairment testing of fair-valued assets, including goodwill, long-lived assets and tradename intangible.
In recognition of the significant threat to the liquidity of financial markets posed by COVID-19, the Federal Reserve and Congress have taken dramatic actions to provide liquidity to businesses and the banking system in the U.S. For example, on March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), a sweeping stimulus bill intended to bolster the U.S. economy, among other things, and provide emergency assistance to qualifying

Index
businesses and individuals. There can be no assurance that these interventions by the government will be successful, and the financial markets may experience significant contractions in available liquidity. While the Company may receive financial, tax or other relief and other benefits under and as a result of the CARES Act, it is not possible to estimate at this time the need, availability, extent or impact of any such relief.

Disruptions in the economy and in financial markets could adversely affect consumer purchases of discretionary items, which could reduce our net sales.

In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors that are outside our control, including, among others, general business conditions, interest rates, prices of non-discretionary consumer goods, inflation, household income, consumer debt levels, the availability of consumer credit, tax rates and tax refunds, sales tax holidays, energy prices, widespread health emergencies, such as the current COVID-19 pandemic, unemployment trends, home influence consumer confidence and spending. Disruptions in the U.S. economy, financial markets or other economic conditions affecting disposable consumer income may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our revenues, profits, liquidity and capital resources. In recessionary periods or periods of slow growth, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture or committed to purchase and/or increase our marketing and promotional expenses in response to lower than anticipated levels of demand for our products, which could adversely affect our profitability. Additionally, a reduction in customer traffic to our stores or a shift in customer spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. Our financial performance may also be particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores.

If we lose any of our key vendors or any of our key vendors fail to supply us with quality brand name merchandise at competitive prices, we may not be able to meet the demand of our customers and our net sales and profitability could decline.

We are a retailer of manufacturers’ branded items and are thereby dependent on the availability of key products and brands. Our business is dependent upon close relationships with our vendors and our ability to purchase brand name merchandise at competitive prices. Our top three vendors accounted for approximately 80% of our total inventory purchases during Fiscal 2020. During Fiscal 2020, approximately 70% of our inventory was purchased from one vendor, Nike, who accounted for approximately 70% of our net sales. Our inability to obtain merchandise in a timely manner from major suppliers as a result of business decisions by suppliers or disruptions in the global transportation network, such as a port strike, weather conditions, the emergence of widespread health emergencies or pandemics, work stoppages, or other labor unrest could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s distribution strategy, financial condition, or results of operations, or the inability of Nike to develop and manufacture products that appeal to our target customers, could also have an adverse effect on our business, financial condition, and results of operations. As a retailer, we cannot control the supply, design, function or cost of many of the products we offer for sale. Moreover, certain merchandise that is in high demand may be allocated by vendors based upon the vendors’ internal criteria, which is beyond our control.

As a result, our sales could decline if we are not provided with a sufficient allocation of high demand merchandise from one or more of our key vendors or if the vendor’s merchandise were to decline in quantity, quality or desirability to our customers. Our profits could decline if we are unable to pass along any increases in the cost of brand merchandise from our key vendors, including costs resulting from higher tariffs or taxes on imported merchandise. In addition, many of our vendors provide us with return privileges, volume purchasing allowances and cooperative marketing funds such that any changes to such benefits could have an adverse effect on our business.

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

The overall success of the City Gear acquisition (the Acquisition), including anticipated benefits, synergies and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses and cultures of City Gear into our Company. It is possible that key integration processes will take longer than anticipated and could result in the loss of key employees, higher

Index
than expected costs, ongoing diversion of management attention, increased competition, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, vendors and employees. If we experience difficulties with the integration process, the anticipated benefits of the Acquisition may not be realized fully or at all, or may take longer to realize than expected. In addition, the actual cost savings of the Acquisition could be less than anticipated.

We might not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and might experience business disruptions and adverse tax consequences associated with our strategic realignment.

Beginning in Fiscal 2020, we initiated a strategic realignment that includes the closure of approximately 95 underperforming Hibbett stores while opening approximately 10 to 15 new Hibbett Sports and City Gear stores. While we expect to realize efficiencies from these actions, these activities might not produce the full efficiency and cost reduction benefits we expect. Further, such benefits might be realized later than expected, and the ongoing costs of implementing these measures might be greater than anticipated. If these measures are not successful or sustainable, we might undertake additional realignment and cost reduction efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans, including continued growth in our omni-channel business, might be adversely affected and we could experience business disruptions with customers or vendors and elsewhere if our realignment efforts and our cost reduction activities prove ineffective. Further, our results of operations could be adversely affected by the underperforming stores’ liquidation process through reduced gross margin rates and increased operating costs.
If we are unable to identify and capitalize on retail trends or provide an omni-channel experience for our customers that is comparable to our competitors, we may not be able to compete effectively, and our sales and profitability may be adversely affected.

Competition in the e-commerce market continues to intensify as the internet continues to facilitate competitive entry into the market and comparison shopping by consumers. As a result, a growing portion of total consumer expenditures with retailers is occurring through digital platforms rather than traditional retail stores as consumers increasingly embrace shopping online and through mobile commerce applications. Our future success could be materially and adversely affected if we are unable to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies, to gain market share and better service our customers, or if we are unable to provide an omni-channel experience for our customers that is comparable to our competitors, including larger, more established e-commerce companies such as Amazon.

Our omni-channel platform integrates digital commerce with our stores to provide a seamless experience for our customers. Our mobile apps, buy online pickup in store (BOPIS) and reserve online pickup in store (ROPIS) complements our e-commerce site and provides our customers with customized advanced features and shopping experiences. We cannot give any assurances that our omni-channel platform, including our mobile apps, BOPIS and ROPIS, will perform in a manner that will give us the ability to attract and retain customers, increase sales and successfully compete with other online retailers. If we do not successfully provide a relevant and up-to-date digital experience or cannot attract online buyers through our omni-channel platform, our sales and profitability could be adversely affected.

We continue to increase the use of social media as a means of interacting and enhancing the shopping experiences of our customers. If we are unable to attract and retain team members or contract third parties with the specialized skills to support our omni-channel platform or are unable to implement improvements to our customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if our website and our other customer-facing technology systems do not function as designed, the customer experience could be negatively affected, resulting in a loss of customer confidence and satisfaction, as well as lost sales, which could adversely affect our reputation and results of operations.

Index
Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.

In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of internet-based communications that allow individuals access to a broad audience of consumers and other persons. The popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. The dissemination of negative information via social media could harm our business, brand, reputation, marketing partners, financial condition, and results of operations, regardless of the information’s accuracy. If we are unable to quickly and effectively respond to occurrences of negative publicity through social media or otherwise, the Company may suffer declines in customer loyalty and traffic, vendor relationship issues, diversion of management’s time to respond and other adverse effects, all of which could negatively impact the Company’s operations, financial results and reputation.

In addition, we frequently use social media to communicate with consumers and the public in general. Failure to use social media effectively or properly, or misuse of social media by our employees or vendors, could lead to a decline in brand value and revenue. Other risks associated with the use of social media include improper disclosure of proprietary information, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information.
Pressure from our competitors may force us to reduce our prices or increase our spending on marketing and promotion, which could lower our net sales, gross profit and operating income.

The business in which we are engaged is a highly competitive and evolving market. The marketplace for athletic specialty merchandise is highly fragmented as many different brick and mortar and online retailers compete for market share by utilizing a variety of formats and merchandising strategies. We compete directly and indirectly with specialty stores, department stores, traditional shoe stores, mass merchandisers, e-commerce retailers, athletic and sporting good brands and, in some of our large and mid-size markets, national sporting goods superstores. In addition, we face increasing competition from vendors that sell directly to consumers, especially Nike. Direct sales by vendors may adversely affect our market share and reduce our revenues.

Many of our competitors have greater financial, marketing, distribution and delivery resources than we do, which enable them to spend significantly more on marketing and other initiatives. In addition, many of our competitors employ price discounting policies that, if intensified, may make it difficult for us to reach our sales goals without reducing our prices. Should our competitors increase spending on marketing and other initiatives such as additional discounting, if our marketing funds decrease for any reason, or should our marketing, promotions or initiatives be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition. As a result, we may also need to spend more on marketing, promotions and initiatives than we anticipate. Inadequate marketing that is less effective than our competitors could inhibit our ability to maintain relevance in the market place and drive increased sales.

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

Our products appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. Our success depends on our ability to identify product trends as well as to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. We cannot assure you that we will be able to continue to offer assortments of products that appeal to our customers or that we will satisfy changing consumer demands in the future. Accordingly, our business, financial condition and results of operations could be materially and adversely affected if:
•we are unable to identify and respond to emerging trends, including shifts in the popularity of certain products;
•we miscalculate either the market for the merchandise in our stores and on our website or our customers’ purchasing habits; or
•consumer demand unexpectedly shifts away from athletic footwear or our more profitable apparel lines.

In addition, we must maintain sufficient inventory levels to operate our business successfully. However, we also must guard against accumulating excess inventory. If we fail to accurately anticipate either the market for the merchandise in our stores and on our website or our customers’ purchasing habits, we may be forced to rely on markdowns or promotional sales to dispose of excess or slow moving inventory, which could have a material adverse effect on our business, financial condition, and results of operations, by, for example, decreasing our profitability.

Index
The industry in which we operate is dependent upon fashion trends, customer preferences, product innovations, and other fashion-related factors.

The athletic footwear and apparel industry, especially at the premium end of the price spectrum, is subject to changing fashion trends and customer preferences. In addition, retailers in the athletic industry rely on their suppliers to maintain innovation in the products they develop. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from suppliers. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends that would make athletic footwear or athletic apparel less attractive to our customers could have a material adverse effect on our business, financial condition, and results of operations.

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

In March 2019, our prior President and Chief Executive Officer, Jeffry O. Rosenthal, announced his retirement and resignation as a member of the Board upon the naming of his successor. At the time of Mr. Rosenthal’s retirement in December 2019, Michael E. Longo was appointed as our President and Chief Executive Officer and member of the Board. Additionally, in March 2020, Benjamin A. Knighten, the Chief Operating Officer, Vice President, of City Gear, was promoted to Senior Vice President of Operations to replace Cathy Pryor, and in April 2020, Robert J. Volke was appointed as our Senior Vice President of Accounting and Finance, and he will succeed our Interim Chief Financial Officer, Scott R. Humphrey, as the Company’s Chief Financial Officer following Mr. Humphrey’s planned resignation upon the filing of this Annual Report on Form 10-K. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers, suppliers, vendors and employees.

Further, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management-level sales associates and other employees. We have invested, and plan to continue to invest, in an environment in which our employees can deliver their best every day, and we endeavor to empower them by providing ongoing training, growth opportunities, and competitive compensation and benefits packages. Competition for qualified employees could require us to pay higher wages and benefits to attract a sufficient number of qualified employees and increases in the minimum wage or other employee benefit costs could increase our operating expense. An inability to attract and retain personnel as needed in the future could negatively impact our net sales growth and operating results.
Security threats, including physical and cyber-security threats, and unauthorized disclosure of sensitive or confidential information could harm our business and reputation with our consumers.

The protection of Company, customer and employee data is critical to us. Through our sales, marketing activities and use of third-party information, we collect and retain certain personally identifiable information that our customers provide to purchase products, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. This may include, but is not limited to, names, addresses, phone numbers, driver license numbers, email addresses, contact preferences, personally identifiable information stored on electronic devices, and payment account information, including credit and debit card information. We also gather and retain information about our employees in the normal course of business. Furthermore, our online operations depend upon the secure transmission of confidential information over public networks, such as information permitting cashless payments. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of all such data, including confidential information.

Ever-evolving threats mean we must continually evaluate and adapt our systems and processes. We have security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information or disruption of our operations. Our risk remediation procedures include an annual IT risk assessment based on the SANS Institute Critical Security Controls framework, which prioritizes security functions that are effective against the latest advanced targeted threats while emphasizing security controls that have demonstrated real world effectiveness. While we maintain insurance coverage that may, subject to policy terms and exclusions, cover certain aspects of our cyber risks, such

Index
insurance coverage may be insufficient to cover our losses or all types of claims that may arise in the continually evolving area of cyber risk.

Even so, these security measures may be compromised as a result of third-party breaches, burglaries, cyber-attacks, errors by employees or employees of third-party vendors, faulty password management, misappropriation of data by employees, vendors or unaffiliated third parties, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Despite such safeguards for the protection of such information, we cannot be certain that all of our systems and those of our vendors and unaffiliated third parties are entirely free from vulnerability to attack or compromise. During the normal course of our business, we have experienced and we expect to continue to experience attempts to breach our systems. There is no assurance that our security controls and practices will prevent the improper disclosure of confidential, proprietary or sensitive data, and we may be unable to protect sensitive data and the integrity of our systems or to prevent fraudulent purchases. Moreover, an alleged or actual security breach that affects our systems or results in the unauthorized release of personally identifiable information could:
•materially damage our reputation and negatively affect customer satisfaction and loyalty;
•expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions; and
•cause us to incur substantial costs, including but not limited to, costs associated with remediation for stolen assets or information, litigation costs, lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack, and increased cyber protection costs.

We are subject to payment-related risks that could increase our operating costs, subject us to potential liability, and potentially disrupt our business.

We collect customer data, including encrypted and tokenized credit card information, in our stores and online. For our sales channels to function successfully, we and third parties involved in processing customer transactions for us must be able to transmit confidential information, including credit card information, securely over public networks. While we have measures in place designed to prevent a breach or unauthorized use or disclosure of customer data and other sensitive personal information, we cannot guarantee that any of our security measures or the security measures of third parties with whom we work will effectively prevent others from obtaining unauthorized access to our customers’ information or other personally identifiable information. Further, the standards for systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment data at risk, are determined and controlled by the payment card industry, not by us. If someone is able to circumvent our data security measures or that of third parties with whom we do business, he or she could destroy or steal valuable information or disrupt our operations. If such a breach were to occur, customers could lose confidence in our ability to secure their information and choose not to purchase from us. Any unauthorized use of or access to customer information could expose us to data loss or manipulation, litigation and legal liability, and could seriously disrupt operations, negatively impact our marketing capabilities, cause us to incur significant expenses to notify customers of the breach and for other remediation activities, and harm our reputation and brand, any of which could adversely affect our financial condition and results of operations.

In addition, state, federal, and foreign governments are increasingly enacting laws and regulations to protect consumers against identity theft and consumer privacy. Many of these laws and regulations are subject to uncertain application, interpretation or enforcement standards that could result in claims, changes to our business practices, data processing and security systems, penalties, increased operation costs or other impacts on our business. These laws and regulations will likely increase the costs of doing business, and if we fail to implement appropriate procedures, security measures, or detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies, government enforcement actions, liability for monetary damages, fines and/or criminal prosecution, all of which could adversely affect our business and results of operations.
We rely heavily on information systems to conduct our business.  Problems with our information systems could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations.
Our ability to manage and operate our business depends significantly on information technology systems.  Specifically, we rely on our information systems to effectively manage our sales, logistics, merchandise planning and replenishment, to process financial information and sales transactions and to optimize our overall inventory levels.  Our systems and operations are vulnerable to damage or interruption from:
•fire, flood and other natural disasters;
•failed system implementations or integrations;
•power loss, computer system failures, internet and telecommunications or data network failures, operator negligence, improper operation by employees;

Index
•third-party vendor system failures;
•physical and electronic loss of data, security breaches, misappropriation, data theft and similar events; and
•external threats such as computer viruses, worms, Trojan horses or intrusions.

Although we attempt to mitigate the risk of possible business interruptions through change control protocols and a disaster recovery plan, which includes storing critical business information off-site, the failure of these systems to operate effectively and support growth and expansion could materially adversely impact the operation of our business.

Most of our information system infrastructure is centrally located, and we rely on third-party service providers for certain system applications that are hosted remotely or on cloud-based platforms. There is a risk that we may not have adequately addressed risks associated with using third-party providers or cloud-based platforms. Such risks include security issues such as adequate encryption and intrusion detection; user access control; data separation; the impact of technical problems such as server outages or server failures; vendor disaster recovery capabilities; and transition or exit strategies. A service provider disruption or failure in any of these areas could have a material adverse effect on our business.
Integration of technology and systems related to the Acquisition could be more difficult or more costly than anticipated.

In addition, insufficient investment in technology, inadequate preventive maintenance, investment in the wrong technology, delayed replacement of obsolete equipment, shifts in technology, the failure to attract and retain highly qualified IT personnel and inadequate policies to identify our technology needs could have a material adverse effect on our business.

Our inability or failure to protect our intellectual property rights, or any claimed infringement by us of third-party intellectual rights, could have a negative impact on our operating results.

Our trademarks, service marks, copyrights, patents, trade secrets, domain names, social media handles, and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our revenue. In addition, any infringement or other intellectual property claim made against us could be time-consuming to address, result in costly litigation, or result in our loss of ownership or use of the intellectual property.
Our failure to effectively manage our real estate portfolio may negatively impact our operating results.
Effective management of our real estate portfolio is critical to our omni-channel strategy.  All of our stores are subject to leases and, as such, it is essential that we effectively evaluate a range of considerations that may influence the success of our long-term real estate strategy.  Such considerations include, but are not limited to:
•changing patterns of customer behavior from physical store locations to online shopping in the context of an evolving omni-channel retail environment;
•the appropriate number of stores in our portfolio;
•the formats, sizes and interior layouts of our stores;
•the locations of our stores, including the demographics and economic data of each store;
•the local competition in and around our stores;
•the primary lease term of each store and occupancy cost of each store relative to market rents; and
•distribution considerations for each store location.
If we fail to effectively evaluate these factors or negotiate appropriate terms or if unforeseen changes arise, the consequences could include, for example:
•having to close stores and abandon the related assets while retaining the financial commitments of the leases;
•incurring costs to remodel or transform our stores;
•having stores or distribution channels that no longer meet the needs of our business; and
•bearing excessive lease or occupancy expenses.
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

Index
Our ability to attract customers to our stores that are located in malls or other shopping centers depends heavily on the success of these malls and shopping centers, and continued decreases in customer traffic in these malls or shopping centers, whether due to the growing preference for online shopping or otherwise, could cause our net sales and our profitability to be less than expected.

A significant number of our stores are located in malls and other shopping centers and many of these malls and shopping centers have been experiencing declines in customer traffic. Our sales at these stores are dependent, to a significant degree, upon the volume of traffic in those shopping centers and the surrounding area; however, our costs associated with these stores are essentially fixed. In times of declining traffic and sales, our ability to leverage these costs and our profitability are negatively impacted. Our stores benefit from the ability of a shopping center’s other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center as a shopping destination. Our sales volume and traffic has been, and we expect will continue to be, adversely affected by, among other things, the decrease in popularity of malls or other shopping centers in which our stores are located, the closing of anchor stores important to our business, and declines in popularity of other stores in the malls or shopping centers in which our stores are located. Furthermore, a deterioration in the financial condition of shopping center operators or developers could, for example, limit their ability to invest in improvements and finance tenant improvements for us and other retailers and lead consumers to view these locations as less desirable. Further reduction in consumer traffic as a result of these or any other factors could have a material adverse effect on us.

Our success depends substantially on the value and perception of the brand name merchandise we sell.

Our success is largely dependent on our consumers’ perception and connection to the brand names we carry, such as Nike, Jordan Brand, Adidas, Under Armour, Reebok, Easton, The North Face, etc. Brand value is based in part on our consumer’s perception on a variety of subjective qualities so that even an isolated incident could erode brand value and consumer trust, particularly if there is considerable publicity or litigation. Consumer demand for our products or brands could diminish significantly in the event of erosion of consumer confidence or trust, resulting in lower sales, which could have a material adverse effect on our business, financial condition and results of operations.
We would be materially and adversely affected if all or a portion of our primary wholesale and logistics facility was shut down.
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
Many of our largest vendors source a majority of their products from foreign countries.  Imported goods are generally less expensive than domestic goods and contribute significantly to our favorable profit margins.  Our ability to provide quality imported merchandise on a profitable basis may be subject to political and economic factors and influences that we cannot control.  National or international events, including changes in government trade or other policies, could increase our merchandise costs and other costs that are critical to our operations.  If imported merchandise becomes more expensive, we may find it difficult to pass the increase on to customers.  If imported merchandise becomes unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our customers.  Products from alternative sources may also be more expensive or may be of lesser quality than those our vendors currently import.  Risks associated with reliance on imported goods include:
•increases in the cost of purchasing or shipping foreign merchandise resulting from, for example:
•import tariffs, taxes or other governmental actions affecting trade, including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices;
•foreign government regulations;
•rising commodity prices;

Index
•increased costs of oceanic shipping;
•changes in currency exchange rates or policies and local economic conditions; and
•trade restrictions, including import quotas or loss of “most favored nation” status with the United States.
•disruptions in the flow of imported goods because of factors such as:
•raw material shortages, work stoppages, widespread health emergencies or pandemics, labor availability and political unrest;
•problems with oceanic shipping, including blockages or labor union strikes at U.S. or foreign ports; and
•economic crises and international disputes.
In addition, to the extent that any foreign manufacturer from whom our vendors are associated may directly or indirectly utilize labor practices that are not commonly accepted in the United States, we could be affected by any resulting negative publicity.
Increases in transportation or shipping costs and other factors may negatively impact our results of operations.
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

Legislative or regulatory initiatives related to climate change concerns may negatively affect our business.

Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Concern over climate change may result in new or additional legal, legislative, and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases, which could adversely affect our business. There is also increased focus, including by investors, customers, and other stakeholders on these and other sustainability matters, including the use of plastic, energy, waste, and worker safety. Our reputation could be damaged if we do not (or are perceived not to) act responsibly with respect to sustainability matters, which could adversely affect our business, results of operations, cash flows, and financial condition.

Imposition of tariffs and export controls on the products we buy may have a material adverse effect on our business.

A significant portion of the products that we purchase, including the portion purchased from domestic suppliers, as well as most of our private brand merchandise, is manufactured abroad. We may be affected by potential changes in international trade agreements or tariffs, such as new tariffs imposed on certain Chinese-made goods imported into the U.S. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative effect on our business. If any of these events occur as described, we may be obligated to seek alternative suppliers for our private brand merchandise, raise prices or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition.

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
Comparable store net sales vary from quarter to quarter, and an unanticipated decline in comparable store net sales may cause the price of our common stock to fluctuate significantly.  Factors that could affect our comparable store net sales results include:
•shifts in consumer tastes and fashion trends;
•calendar shifts of holiday or seasonal periods;
•the timing of income tax refunds to customers;
•increases in personal income taxes paid by our customers;
•calendar shifts or cancellations of sales tax-free holidays in certain states;
•the success or failure of college and professional sports teams or the cancellation of sporting events within our core regions;
•changes in or lack of tenants in the shopping centers in which we are located;
•pricing, promotions or other actions taken by us or our existing or possible new competitors; and
•unseasonable weather conditions, widespread health emergencies or pandemics, such as the current COVID-19 pandemic, or natural disasters.
We cannot assure you that comparable store net sales will increase at the rates achieved in prior periods or that rates will not decline.
We are subject to regional risks due to our stores within the South, Southwest, Mid-Atlantic and Midwest regions of the United States.

Our stores are heavily concentrated in certain regions of the United States. We are subject to regional risks, such as the regional economy, population shifts from rural areas and smaller cities to urban population centers, weather conditions and natural disasters, increasing costs of electricity, oil and natural gas, as well as government regulations specific in the states and localities within which we operate. In addition, falling oil prices may adversely affect employment and consumer spending in those states that are within our regions that rely on oil revenues as a significant part of the economies of those states. We sell a significant amount of merchandise that can be adversely affected by significant weather events that postpone the start of or shorten sports seasons or that limit participation of fans and sports enthusiasts.

Unforeseen events, including public health issues (including the current COVID-19 pandemic) and natural disasters such as earthquakes, hurricanes, tornadoes, snow or ice storms, floods and heavy rains could disrupt our operations or the operations of our suppliers; significantly damage or destroy our retail locations; prohibit consumers from traveling to our retail locations; or prevent us from resupplying our stores or wholesale and logistics facility. We believe that we take reasonable precautions to prepare for such events; however, our precautions may not be adequate to deal with such events in the future. If such events occur in areas in which we have our wholesale and logistics facility or a concentration of retail stores, or if they occur during peak shopping seasons, it could have a material adverse effect on our business, financial condition and results of operations.

We sell licensed team sports merchandise, the sale of which may be subject to fluctuations based on the success or failure of such teams. The poor performance by college and professional sports teams within our core regions of operations, as well as professional team lockouts, could cause our financial results to fluctuate year over year.

We have made and expect to continue to make acquisitions as a component of our growth strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.

A component of our growth strategy has been to acquire complementary businesses to grow our company, such as the acquisition of City Gear in 2018. In the future, we expect to continue to pursue acquisitions of complementary businesses as a component of

Index
our growth strategy. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example:

•we may not be able to identify suitable acquisition candidates, in the retail space or otherwise, or to consummate such acquisitions on acceptable terms;
•we compete with others to acquire complementary businesses, which may result in decreased availability of, or increased price for, suitable acquisition candidates;
•we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions;
•we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a business; and
•acquired businesses may not perform as we expect and we may fail to realize anticipated revenue and profits.

In addition, our acquisition strategy may divert management’s attention away from our existing business, resulting in the loss of key vendors and employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities of acquired businesses or assets.

Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt our business and, if new businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new businesses may result in unanticipated problems, expenses, liabilities and competitive responses. In addition, even if the operations of an acquisition are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or growth opportunities that we expect.

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

In connection with the acquisition of City Gear, we expanded our two credit facilities from $30 million each to $50 million each which, if borrowed against in any substantial amount, could adversely affect our ability to fulfill our obligations and have a negative impact on our financing options and liquidity position. As of February 1, 2020, we had no debt outstanding under our facilities, however, in March 2020, we borrowed $50.0 million under our credit facilities as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. On April 16, 2020, we entered into the Second Amended and Restated Note with Regions Bank (Amended Credit Facility) that provides for an aggregate amount of credit available to us of $75.0 million. The Amended Credit Facility supersedes the Regions Bank credit agreement dated October 2018, terminated the Bank of America credit agreement dated October 2018, matures on April 19, 2021 and is secured by all assets of the Company with the exception of real property.

Borrowing under the Amended Credit Facility may use London Interbank Offering Rate (LIBOR) as a benchmark for establishing the interest rate. LIBOR has been the subject of recent national, international and other regulatory guidance and proposals for reform, and the financial industry is currently transitioning away from LIBOR as a benchmark for the interbank lending market. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. Additionally, to address the future transition in the financial markets away from the LIBOR, the Amended Credit Facility includes a provision related to the replacement of LIBOR with an alternate interest rate index. Changing to an alternate interest index may lead to additional volatility in interest rates and could cause our debt service obligations to increase significantly.

In addition, Regions Bank is committed to continue providing loans under the Amended Credit Facility. There is a risk that this institution cannot deliver against its obligation in a timely matter, or at all. If Regions Bank were to default on its obligation to fund the commitments under the Amended Credit Facility, this loan would not be available to us, which could adversely affect our

Index
liquidity and financial condition. For discussion of our credit facilities, including the Amended Credit Facility, see “Liquidity and Capital Resources” in Item 7 and Notes 6 and 14 to our consolidated financial statements.

Risks Related to Ownership of Our Common Stock

The market price of our common stock, like the stock market in general, is likely to be highly volatile. Factors that could cause fluctuation in our common stock price may include, among other things:

•actual or anticipated variations in quarterly operating results;
•changes in financial estimates by investment analysts and our inability to meet or exceed those estimates;
•additions or departures of key personnel;
•market rumors or announcements by us or by our competitors of significant acquisitions, divestitures or joint ventures, strategic partnerships, large capital commitments or other strategic initiatives;
•changes in retail sales data that indicate consumers may spend less on discretionary purchases; and
•sales of our common stock by key personnel or large institutional holders.

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

In November 2018, our Board of Directors authorized the continuation of our existing stock repurchase program (the Repurchase Program) until January 29, 2022 under which we may purchase up to $300.0 million of our outstanding common stock. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions and the trading price of our common stock. The Repurchase Program may be extended, modified, suspended or discontinued at any time. We expect to fund the Repurchase Program with existing cash on hand, cash generated from operations, and/or borrowings under our credit facilities. A reduction in, or the completion or expiration of, our Repurchase Program could have a negative effect on our stock price. We can provide no assurance that we will repurchase our common stock at favorable prices, or at all.

Risks Related to Governance, Regulatory, Legislative and Legal Matters

Provisions in our charter documents and Delaware law might deter acquisition bids for us.

Certain provisions of our certificate of incorporation and bylaws may be deemed to have anti-takeover effects and may discourage, delay or prevent a takeover attempt that a stockholder might consider in its best interest. These provisions, among other things:

•classify our Board of Directors into three classes, each of which serves for different three-year periods;
•provide that a director may be removed by stockholders only for cause by a vote of the holders of not less than two-thirds of our shares entitled to vote;
•provide that all vacancies on our Board of Directors, including any vacancies resulting from an increase in the number of directors, may be filled by a majority of the remaining directors, even if the number is less than a quorum;
•provide that special meetings of the common stockholders may only be called by the Board of Directors, the Chairman of the Board of Directors or upon the demand of the holders of a majority of the total voting power of all outstanding securities of the Company entitled to vote at any such special meeting; and
•call for a vote of the holders of not less than two-thirds of the shares entitled to vote in order to amend the foregoing provisions and certain other provisions of our certificate of incorporation and bylaws.

Index
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

Our Company is subject to numerous laws and regulatory matters relating to the conduct of our business. In addition, certain jurisdictions have taken a particularly aggressive stance with respect to certain matters and have stepped up enforcement, including fines and other sanctions. Such laws and regulatory matters include:

•The California Consumer Privacy Act (CCPA) and other emerging privacy laws;
•The Telephone Consumer Protection Act (TCPA) provisions that regulate telemarketing, auto-dialed and pre-recorded calls as well as text messages and unsolicited faxes;
•Labor and employment laws that govern employment matters such as minimum wage, exempt employment status, overtime, family leave mandates and workplace safety regulations, including the Fair Labor Standards Act rules and any laws related to COVID-19, such as the CARES Act;
•Securities and exchange laws and regulations;
•New or changing laws relating to cyber-security, privacy, cashless payments and consumer credit, protection and fraud;
•New or changing laws and regulations concerning product safety or truth in advertising;
•The Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations and other areas;
•New or changing federal and state immigration laws and regulations;
•The Patient Protection and Affordable Care Act provisions;
•New or changing environmental regulations, including measures related to climate change and greenhouse gas emissions;
•New or changing laws relating to state and local taxation and licensing, including sales and use tax laws, withholding taxes and property taxes; and
•Regulations administered by various youth sports leagues and organizations.

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

We rely on a variety of direct marketing techniques, including email, text messages and postal mailings. Any new or emerging restrictions in federal or state laws regarding marketing and solicitation or data protection laws that govern these activities could adversely affect the continuing effectiveness of email, text messages and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may need to develop alternative marketing strategies, which may not be as effective and could impact the amount and timing of our revenues. Further, any new or emerging privacy laws could include onerous and expensive compliance obligations regarding consent, retention, deletion, and anti-discrimination and require us to modify our data processing practices and policies that could lead to regulatory actions or litigation, and potentially fines and damages for non-compliance.

Index
Litigation may adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, stockholders, government agencies or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. We may incur losses relating to these claims, and, in addition, these proceedings could cause us to incur costs and may require us to devote resources to defend against these claims that could adversely affect our results of operations. For a description of current legal proceedings, see “Part I, Item 3, Legal Proceedings.”

Product liability claims or product recalls can adversely affect our business reputation, expose us to lawsuits or increased scrutiny by federal and state regulators and may not be fully covered by insurance.

We sell products, particularly athletic equipment, which entails an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant claims if the purchase of a defective product from any of our stores causes injury or death. Our merchandise could be subject to a product recall, which could reflect negatively on our business reputation. We cannot be assured that product liability claims will not be asserted against us in the future. Any claims made may create adverse publicity that would have a material adverse effect on our business, reputation, financial condition and results of operations.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We own our corporate office building in Birmingham, Alabama, and our wholesale and logistics facility in Alabaster, Alabama.  In addition, we lease administrative offices in Memphis, Tennessee, and lease all our existing 1,081 store locations and expect that our policy of leasing rather than owning will continue for new store openings.  Our leases typically provide for terms of five to ten years with options on our part to extend.  Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated.  We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically reevaluate store locations.

Index
As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area.  We believe our wholesale and logistics facility is suitable and adequate to support our operations for many years.
Store Locations
As of February 1, 2020, we operated 1,081 stores in 35 contiguous states.  Of these stores, 251 are in enclosed malls, 32 are free-standing and 798 are in strip-shopping centers, which are frequently near a major chain retailer such as Wal-Mart.  The following shows the number of locations by state as of February 1, 2020:

Alabama	98	Kentucky	46	Oklahoma	34
Arkansas	39	Louisiana	62	Pennsylvania	5
Arizona	7	Maryland	5	South Carolina	41
California	15	Minnesota	1	South Dakota	2
Colorado	4	Mississippi	72	Tennessee	69
Delaware	1	Missouri	36	Texas	116
Florida	60	Nebraska	9	Utah	3
Georgia	119	New Jersey	2	Virginia	20
Illinois	30	New Mexico	15	West Virginia	8
Indiana	23	New York	4	Wisconsin	3
Iowa	17	North Carolina	55	Wyoming	2
Kansas	23	Ohio	35	TOTAL	1,081

As of April 3, 2020, we operated 1,080 stores in 35 states.
Item 3. Legal Proceedings.

Information relating to material legal proceedings is set forth in Note 11 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
None.

Index
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the Nasdaq Global Select Market under the symbol "HIBB".  As of April 3, 2020, we had 12 stockholders of record.
The graph below compares the cumulative five-year total shareholder return on our common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Retail Trade index. The graph tracks the five-year performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) on January 31, 2015 to January 31, 2020.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hibbett Sports, Inc., the NASDAQ Composite Index
and the NASDAQ Retail Trade Index

$350
$300
$250
$200
$150
$100
$50
$0
1/15
1/16
1/17
1/18
1/19
1/20
Hibbet Sports, Inc.
NASDAQ Composite
NASDAQ Retail Trade

*$100 invested on January 31, 2015 in stock or index, including reinvestment of dividends.
Fiscal year ending January 31.

	1/15	1/16	1/17	1/18	1/19	1/20
Hibbett Sports, Inc.	100.00	68.37	70.15	48.04	34.74	52.68
Nasdaq Composite	100.00	100.70	124.09	165.58	164.45	208.91
Nasdaq Retail Trade	100.00	126.85	154.96	233.18	257.74	297.18
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
Dividend Policy
We have never declared or paid any dividends on our common stock.  We currently intend to retain our future earnings to finance the growth and development of our business and for our stock repurchase program. Any future decision to declare or pay dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board of Directors deems relevant.

Index
Equity Compensation Plans
For information on securities authorized for issuance under our equity compensation plans, see “Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Issuer Repurchases of Equity Securities

The following table presents our stock repurchase activity for the thirteen weeks ended February 1, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
November 3, 2019 to November 30, 2019	9,100	$23.78	9,100	$166,962
December 1, 2019 to January 4, 2020	255,034	$27.18	255,034	$160,030
January 5, 2020 to February 1, 2020	268,568	$25.94	268,568	$153,064
Total	532,702	$26.50	532,702	$153,064

(1) In November 2018, our Board of Directors authorized the continuation of our existing $300.0 million 2015 Stock Repurchase Program until January 29, 2022.

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

	(In thousands, except per share amounts)

	Fiscal Year Ended
	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)	January 28, 2017 (52 weeks)	January 30, 2016 (52 weeks)
Statement of Operations Data:
Net sales	$1,184,234	$1,008,682	$968,219	$972,960	$943,104
Cost of goods sold	800,783	679,947	655,502	634,364	610,389
Gross margin	383,451	328,735	312,717	338,596	332,715
Store operating, selling and administrative expenses	318,011	264,142	231,832	222,785	203,673
Depreciation and amortization	29,323	27,052	24,207	19,047	17,038
Operating income	36,117	37,541	56,678	96,764	112,004
Interest income (expense), net	211	17	(231)	(268)	(292)
Income before provision for income taxes	36,328	37,558	56,447	96,496	111,712
Provision for income taxes	8,984	9,137	21,417	35,421	41,184
Net income	$27,344	$28,421	$35,030	$61,075	$70,528

Basic earnings per share	$1.54	$1.52	$1.72	$2.75	$2.95
Diluted earnings per share	$1.52	$1.51	$1.71	$2.72	$2.92
Basic weighted average shares outstanding	17,746	18,644	20,347	22,240	23,947
Diluted weighted average shares outstanding	17,957	18,826	20,450	22,427	24,129

Note:  No dividends have been declared or paid.

Index

	(In thousands, except Other Data and Selected Store Data)

	Fiscal Year Ended
	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)	January 30, 2016 (52 weeks)	January 31, 2015 (52 weeks)
Other Data:
Net sales increase (decrease)	17.4%	4.2%	(0.5)%	3.2%	3.2%
Comparable store sales	5.3%	2.2%	(3.8)%	0.2%	(0.4)%
Gross margin (as a % to net sales)	32.4%	32.6%	32.3%	34.8%	35.3%
Store operating, selling and administrative expenses (as a % to net sales)	26.9%	26.2%	23.9%	22.9%	21.6%
Depreciation and amortization (as a % to net sales)	2.5%	2.7%	2.5%	2.0%	1.8%
Provision for income taxes (as a % to net sales)	0.8%	0.9%	2.2%	3.6%	4.4%
Net income (as a % to net sales)	2.3%	2.8%	3.6%	6.3%	7.5%

Balance Sheet Data:
Cash and cash equivalents	$66,078	$61,756	$73,544	$38,958	$32,274
Average inventory per store	$266	$241	$235	$260	$271
Working capital	$138,851	$194,583	$231,207	$242,192	$225,178
Total assets	$769,759	$546,065	$461,846	$458,854	$442,372
Long-term finance/capital lease obligations	$1,704	$1,994	$2,522	$2,857	$3,149
Stockholders’ investment	$328,983	$336,049	$319,596	$334,040	$310,846
Shares purchased under our Repurchase Program	1,565	757	2,818	1,210	2,193
Cost	$34,904	$16,124	$53,794	$42,115	$89,212
Settlement of net share equity awards	29	19	25	26	43
Cost	$555	$416	$712	$943	$2,120

Selected Store Data:
Stores open at beginning of period	1,163	1,079	1,078	1,044	988
Stores acquired	—	136	—	—	—
New stores opened	24	32	44	65	71
Stores closed	(106)	(84)	(43)	(31)	(15)
Stores open at end of period	1,081	1,163	1,079	1,078	1,044

Stores expanded or relocated	9	10	15	10	18
Estimated square footage (in thousands)	6,102	6,542	6,140	6,141	5,974

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
Key Events and Recent Developments
In Fiscal 2020, we experienced key events that impacted our operations and financial results.  Included in those events were:
•The integration of many City Gear processes, including internal controls;

Index
•The consolidation of the Hibbett and City Gear e-commerce platforms;
•Investments in our omni-channel business;
•The closure of Hibbett stores under our previously announced realignment plan; and
•The rebranding of eleven Hibbett stores to City Gear stores.
City Gear results and data are presented as of the November 4, 2018 acquisition closing date.
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and world. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and shopping centers. In addition, to date the vast majority of our store locations are closed to the public temporarily as a result of shopping malls closure and government imposed business activity restrictions although a large portion of these stores are still able to ship merchandise through our e-commerce platform.
In response to the significant ongoing uncertainty around the severity and duration of the COVID-19 pandemic, effective April 13, 2020, the Company has temporarily furloughed the majority of our store employee population.
COVID-19 is having a significant effect on overall economic conditions in the United States. Our top priority is to protect our associates and their families, as well as our customers. We are taking all precautionary measures as directed by health authorities and local and national governments. We continue to monitor the outbreak of COVID-19 and other closures, or closures for a longer period of time, may be required to help ensure the health and safety of our associates and our customers. COVID-19 has, and may continue to have, an effect on ports and trade, as well as global travel. Given the dynamic nature of these circumstances, the duration of business disruption and reduced customer traffic, the related financial effect cannot be reasonably estimated at this time but is expected to materially adversely impact our business for the first quarter and full year of Fiscal 2021. See “Item 1A. Risk Factors—The recent COVID-19 outbreak has been declared a pandemic by the World Health Organization and has spread to the United States and many other parts of the world and is adversely affecting, and is expected to continue to adversely affect, our business operations, store traffic, employee availability, financial condition, liquidity and cash flow” for additional information.
General Overview
Hibbett Sports, Inc. is a leading athletic-inspired fashion retailer primarily located in small and mid-sized communities across the country.  Founded in 1945, Hibbett stores have a rich history of convenient locations, personalized customer service and access to coveted footwear, apparel and team sports equipment from top brands like Nike, Jordan Brand, Adidas and Under Armour.  Consumers can browse styles, find new releases or shop looks by visiting their nearest store or by visiting www.hibbett.com and www.citygear.com and can follow us @HibbettSports and @CityGear.  We became a public company in October 1996.  As of February 1, 2020, we operated a total of 1,081 retail stores in 35 states composed of 914 Hibbett Sports stores, 149 City Gear stores and 18 Sports Additions athletic shoe stores.
Our Hibbett Sports stores average 5,800 square feet and are located primarily in strip centers, which are usually near a major chain retailer such as Wal-Mart.  Our City Gear stores average 5,000 square feet and are located primarily in strip centers.  Our store base consisted of 798 stores located in strip centers, 32 free-standing stores and 251 enclosed mall locations as of February 1, 2020.
Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year.  The consolidated statements of operations for Fiscal 2020, Fiscal 2019 and Fiscal 2018 included 52 weeks, 52 weeks and 53 weeks of operations, respectively.  Fiscal 2021 will include 52 weeks of operations.

Index
Executive Summary

Following is a highlight of our financial results over the last three fiscal years:

	Fiscal 2020 (52 weeks)	Fiscal 2019 (52 weeks)	Fiscal 2018 (53 weeks)
Net sales (in millions)	$1,184.2	$1,008.7	$968.2
Operating income, percentage to net sales	3.1%	3.7%	5.9%
Comparable store sales	5.3%	2.2%	(3.8)%
Net income (in millions)	$27.3	$28.4	$35.0
Net income, percentage decrease	(3.8)%	(18.9)%	(42.6)%
Diluted earnings per share	$1.52	$1.51	$1.71
During Fiscal 2020, we opened 24 stores and closed 106 stores, bringing the store base to 1,081 in 35 states as of February 1, 2020.  Included in new stores are eleven Hibbett stores rebranded and opened as City Gear stores. Included in closed stores are 9 Hibbett stores closed for rebranding to City Gear stores. Two Hibbett stores closed in Fiscal 2019 for rebranding to City Gear stores. Inventory on a per store basis increased 10.6% compared to the prior fiscal year as a result of a combination of inclusion of City Gear stores and increased depth of product in select categories.
Hibbett ended Fiscal 2020 with $66.1 million of available cash and cash equivalents on the consolidated balance sheet.  Hibbett had no debt outstanding at February 1, 2020, and had full availability of $100.0 million available under its unsecured credit facilities. In March 2020, we borrowed $50.0 million under our credit facilities as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. The proceeds from such borrowings may be used for working capital, capital expenditures and general corporate purposes. On April 16, 2020, we entered into the Amended Credit Facility that provides for an aggregate amount of credit available to us of $75.0 million. The Amended Credit Facility supersedes the Regions Bank credit agreement dated October 2018, terminates the Bank of America credit agreement dated October 2018, matures on April 19, 2021 and is secured by all assets of the Company with the exception of real property. For discussion of our credit facilities, including the Amended Credit Facility, see "Liquidity and Capital Resources."

Due to the 53rd week in Fiscal 2018, each quarter in Fiscal 2019 started one week later than the same quarter in Fiscal 2018.

For Fiscal 2020, total company-wide square footage decreased 6.7%.  To supplement new store openings, we continue to expand high performing stores, increasing the square footage in five existing stores in Fiscal 2020 for an average increase in square footage of 20.3%.

In Fiscal 2020, comparable store sales increased 5.3%.

Comparable store sales - Stores deemed as comparable stores include our traditional format Hibbett Sports and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year, and e-commerce sales.  We consider comparable store sales to be a key indicator of our current performance; measuring the growth in sales and sales productivity of existing stores. Management believes that positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to de-leveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow. Comparable store sales for City Gear stores are presented in comparable store sales beginning the fourth quarter of Fiscal 2020 and will be in full year comparable store sales beginning Fiscal 2021.

For Fiscal 2020, 891 stores were included in comparable sales, which did not include City Gear stores. If a store remodel, relocation, or expansion results in the store being closed for a significant period, its sales are removed from the comparable store sales base until it has been open a full 12 months.  In addition, rebranded stores are treated as a new store and not presented in comparable store sales until they have been open a full 12 months under the new brand.
About Non-GAAP Measures

This MD&A includes certain non-GAAP financial measures, including adjusted net income, earnings per share, gross margin and SG&A expenses as a percentage of net sales. Management believes these non-GAAP financial measures are useful to investors to facilitate comparisons of our current financial results to historical operations, forward looking guidance and the final results of

Index
peer companies, as they exclude the effects of items that may not be indicate of, or are unrelated to, the our underlying operating results, such as expenses related to the acquisition of City Gear and our accelerated store closure plan. The costs related to the acquisition of City Gear include amortization of inventory step-up value and professional service fees and expenses consisting primarily of investment banking, legal and accounting fees and expenses. In future periods, such acquisition-related costs may include one or more of the following categories of expenses: (i) transition and integration costs, (ii) professional service fees and expenses and (iii) contingent earnout valuation updates.
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
Recent Accounting Pronouncements
See Note 2 of Item 8 of this Annual Report on Form 10-K for the fiscal year ended February 1, 2020, for information regarding recent accounting pronouncements.
Results of Operations
The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.6	67.4	67.7
Gross margin	32.4	32.6	32.3
Store operating, selling and administrative expenses	26.9	26.2	23.9
Depreciation and amortization	2.5	2.7	2.5
Operating income	3.0	3.7	5.9
Interest income (expense), net	—	—	—
Income before provision for income taxes	3.1	3.7	5.8
Provision for income taxes	0.8	0.9	2.2
Net income	2.3%	2.8%	3.6%
Note:  Columns may not sum due to rounding.
Fiscal 2020 Compared to Fiscal 2019
Net sales.  Net sales increased $175.6 million, or 17.4% to $1.2 billion for Fiscal 2020 from $1.0 billion for Fiscal 2019.  Furthermore:
•Comparable store net sales for Fiscal 2020 increased 5.3% compared to Fiscal 2019 primarily due to strength in footwear and sneaker-connected apparel and accessories. These strengths were partially offset by softer sales in licensed products and team sports.
•Stores not in the comparable store net sales calculation accounted for $129.2 million of net sales and includes the City Gear stores.
•E-commerce sales increased 41.3% compared to Fiscal 2019. The City Gear website was integrated into Hibbett's digital platform during the third quarter of Fiscal 2020.
•We decreased our overall store count by a net of 82 stores in Fiscal 2020 primarily as the result of our accelerated store closure plan announced last year.

Index
During Fiscal 2020, 891 stores were included in the comparable store sales comparison.  Comparable store net sales were driven by gains in footwear, activewear and accessories, offset by declines in licensed product, cleats and equipment.  Significant increases were achieved in lifestyle and basketball footwear, men’s activewear, and small bags.  Significant declines were experienced in college apparel, MLB apparel, socks and football equipment.  In Fiscal 2020, we saw an increase in average ticket and a decrease in items per transaction.
Gross margin.  Cost of goods sold includes the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight.  Gross margin was $383.5 million, or 32.4% of net sales, in Fiscal 2020, compared with $328.7 million, or 32.6% of net sales, in Fiscal 2019.  Furthermore:
•Excluding the $1.0 million amortization of inventory step-up for City Gear, product margin decreased approximately 30 basis points as a percentage of net sales primarily due to margin pressures from the complete liquidation of stores that were part of a previously announced store closure plan.  Product margin was also impacted by freight costs associated with higher e-commerce sales and markdown activity which resulted in a cleaner inventory position at the end of the fiscal year.
•Logistics expenses were relatively flat decreasing two basis points as a percentage of net sales year over year.
•Store occupancy expense as a percentage of net sales improved 15 basis points primarily due to a lower overall store count. Adjusting for $1.1 million in net benefits related to our store closure plan, non-GAAP store occupancy improved 5 basis points as a percentage of net sales.
Store operating, selling and administrative expenses.  Store operating, selling and administrative (SG&A) expenses were $318.0 million, or 26.9% of net sales, for Fiscal 2020, compared with $264.1 million, or 26.2% of net sales, for Fiscal 2019.  Furthermore:
•Excluding approximately $17.4 million (147 basis points as a percentage of net sales) in costs related to the acquisition of City Gear and $2.0 million (17 basis points as a percentage of net sales), in costs related to our strategic realignment plan, non-GAAP store operating, selling and administrative expenses were $298.5 million, or 25.2% of net sales. This adjusted 52 basis point improvement on a non-GAAP basis as a percentage to net sales was predominately driven by leverage from higher sales in Fiscal 2020.
•Salary costs included a reduction in stock-based compensation expense of approximately $1.9 million related to the forfeiture of certain stock awards from employee departures.
•SG&A also includes a one-time charge related to the previously announced transition of our CEO of approximately 29 basis points as a percentage of net sales.

Depreciation and amortization.  Depreciation and amortization decreased 20 basis points as a percentage of net sales for Fiscal 2020 compared to Fiscal 2019. This decrease was mainly due to leverage from higher net sales.
Provision for income taxes.  The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 24.7% for Fiscal 2020 and 24.3% for Fiscal 2019.  The increase in rate was primarily due to executive compensation deduction limitations under IRC Section 162(m) and fluctuations in the value of stock-based awards between the award grant and vesting dates.

Index
Reconciliations of Non-GAAP financial measures.  The following table provides a reconciliations of our consolidated statement of operations for the fifty-two weeks ended February 1, 2020, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.  For more information regarding our non-GAAP financial measures, see “Executive Summary – About Non-GAAP Measures” above.

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)

	52 Weeks Ended February 1, 2020
		Excluded Amounts
	GAAP Basis (As Reported)	Acquisition Costs(1)	Strategic Realignment(2)	Non-GAAP Basis (As Adjusted)	% of Sales
Gross Margin	$383,451	$956	$(1,120)	$383,287	32.4%
SG&A expenses	$318,011	$17,432	$2,031	$298,548	25.2%
Operating income	$36,117	$18,388	$911	$55,416	4.7%
Provision for income taxes	$8,984	$4,547	$225	$13,756	1.2%
Net income	$27,344	$13,841	$686	$41,871	3.5%

Basic earnings per share	$1.54	$0.78	$0.04	$2.36
Diluted earnings per share	$1.52	$0.77	$0.04	$2.33

1) Excluded acquisition amounts during the 52 weeks ended February 1, 2020, related to the acquisition of City Gear, LLC consist primarily of the amortization of inventory fair-market value step-up in gross margin and contingent earnout valuation update, legal, accounting and professional fees in SG&A expenses.
2) Excluded strategic realignment amounts during the 52 weeks ended February 1, 2020, related to our accelerated store closure plan consist primarily of gain on operating leases at store closure net of accelerated amortization on ROU assets in gross margin and professional fees, impairment costs and loss on fixed assets in SG&A expenses.
Fiscal 2019 Compared to Fiscal 2018
Net sales.  Net sales increased $40.5 million, or 4.2%, to $1.0 billion for Fiscal 2019 from $968.2 million for Fiscal 2018.  Furthermore:
•We acquired 136 City Gear stores, opened 32 Hibbett Sports or City Gear stores while closing 84 underperforming Hibbett Sports stores for a net addition of 84 stores in Fiscal 2019.  We expanded 7 high performing stores.
•Comparable store net sales for Fiscal 2019 increased 2.2% compared to Fiscal 2018.  Stores not in the comparable store net sales calculation accounted for $97.1 million of net sales of which $49.1 million was attributable to the acquisition of City Gear.
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
Gross margin.  Cost of goods sold included the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight.  Gross margin was $328.7 million, or 32.6% of net sales, in Fiscal 2019, compared with $312.7 million, or 32.3% of net sales, in Fiscal 2018.  Furthermore:
•Merchandise gross margin increased 15 basis points as a percentage of net sales due to promotional markdowns resulting from lower levels of aged inventory, and an approximate $0.9 million excluded charge from last year related to our Team Division.  This was partially offset by a higher percentage of e-commerce sales and a excluded charge of approximately $1.9 million to amortize an inventory step-up value related to the City Gear acquisition.

Index
•Wholesale and logistics expense was relatively flat increasing two basis points as a percentage of net sales.
•Store occupancy expense decreased 16 basis points as a percentage of net sales mainly due to the closure of 84 lower volume stores and growth in e-commerce sales.
Store operating, selling and administrative expenses.  Store operating, selling and administrative expenses were $264.1 million, or 26.2% of net sales, for Fiscal 2019, compared with $231.8 million, or 23.9% of net sales, for Fiscal 2018.  Furthermore:
•Total salary and benefit costs increased 70 basis points as a percentage of net sales due to increased wages for store associates, increases in incentive compensation and health care costs, and severance costs related to a workforce reduction.
•Expenses associated with our omni-channel initiative increased 98 basis points as a percentage of net sales due to increased operational and marketing costs to support increased sales, and the development and rollout of new functionality such as BOPIS, ROPIS and a new mobile app.
•Overall expenses increased 43 basis points due to excluded costs associated with the City Gear acquisition and increased 30 basis points due to a $3.1 million excluded gain last year from the sale of our Team Division.

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

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)

	52 Weeks Ended February 2, 2019
		Excluded Amounts
	GAAP Basis (As Reported)	Acquisition Costs(1)	Severance Costs(2)	Non-GAAP Basis (As Adjusted)	% of Sales
Gross margin	$328,735	$1,911	$—	$330,646	32.8%
SG&A expenses	$264,142	$4,299	$289	$259,554	25.7%
Operating income	$37,541	$6,210	$289	$44,040	4.4%
Provision for income taxes	$9,137	$1,511	$70	$10,718	1.1%
Net income	$28,421	$4,699	$219	$33,339	3.3%

Basic earnings per share	$1.52	$0.25	$0.01	$1.79
Diluted earnings per share	$1.51	$0.25	$0.01	$1.77

1) Excluded acquisition amounts during the 52 weeks ended February 2, 2019, related to the acquisition of City Gear, LLC consists primarily of amortization of inventory fair-market value step-up in gross margin and legal, accounting and professional fees in SG&A expenses.

2) Excluded severance costs incurred during the 52 weeks ended February 2, 2019, related to the elimination of 30 positions to streamline operations.

Index
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
Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)
Net cash provided by operating activities	$92,289	$73,417	$111,926
Net cash used in investing activities	(17,006)	(103,871)	(22,900)
Net cash (used in) provided by financing activities	(70,961)	18,666	(54,440)
Net increase (decrease) in cash and cash equivalents	$4,322	$(11,788)	$34,586
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
Net cash provided by operating activities was $92.3 million for the 52 weeks ended February 1, 2020 compared with net cash provided by operating activities of $73.4 million and $111.9 million for the 52 weeks and 53 weeks ended February 2, 2019 and February 3, 2018, respectively. Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities. Adjustments to net income for non-cash items include depreciation and amortization, valuation of the contingent earnout liability, deferred income taxes, amortization of inventory step-up valuation from the City Gear opening balance sheet, and stock-based compensation. Net cash provided by operating activities for February 1, 2020, February 2, 2019 and February 3, 2018 was impacted by the following:
•Net income provided cash of $27.3 million, $28.4 million and $35.0 million during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
•Ending inventory per store increased 10.4% and 2.6% at February 1, 2020 and February 2, 2019, respectively compared to the prior year.  Fiscal 2020 and Fiscal 2019 inventory increased on a per store basis mainly due to the acquisition of City Gear.  The change in net inventory used cash of $8.7 million during Fiscal 2020 and provided cash of $16.8 million and $16.4 million during Fiscal 2019 and Fiscal 2018, respectively.
•The change in accounts payable provided cash of $24.3 million in Fiscal 2020, used cash of $9.9 million in Fiscal 2019 and provided cash of $27.5 million in Fiscal 2018.  The increase in Fiscal 2020 and decrease in Fiscal 2019 resulted mainly from the timing of receipts prior to our peak selling seasons.
•Non-cash charges included $15.1 million change in valuation of the contingent earnout related to City Gear. In addition, it included depreciation and amortization expense of $29.3 million, $27.1 million and $24.2 million during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively, and stock-based compensation expense of $2.7 million, $4.3 million and $3.9 million during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.  Fluctuations in stock-based compensation generally result from the achievement of performance-based equity awards at greater or lesser than their granted level, fluctuations in the price of our common stock and levels of forfeitures in any given period.  Depreciation expense has increased in each fiscal year due to investments in facilities and information technology systems, and due to accelerated depreciation taken in Fiscal 2019 resulting from an increase in store closures.
Investing Activities.
Cash used in investing activities in Fiscal 2020, Fiscal 2019 and Fiscal 2018 totaled $17.0 million, $103.9 million and $22.9 million, respectively.  The increase in Fiscal 2019 over previous years was due to the investment in City Gear of $86.8 million.  Gross capital expenditures used $17.3 million, $17.7 million and $23.1 million during Fiscal 2020, Fiscal 2019 and Fiscal 2018,

Index
respectively.  Capital expenditures in all periods primarily consisted of new stores, relocations, remodels and expansions of existing stores and IT projects.
We opened 24 new stores and expanded and/or relocated 9 additional existing stores during Fiscal 2020. In the fourth quarter of Fiscal 2019, we acquired 136 stores through the acquisition of City Gear.  In addition, we opened 32 new stores and expanded and/or relocated 10 existing stores in Fiscal 2019.  We opened 44 new stores, expanded 11 existing stores and relocated and/or remodeled six additional existing stores during Fiscal 2018.

In January 2020, our Board adopted a budget for capital expenditures for the fiscal year ending January 30, 2021 of approximately $25.0 million, which related to expenditures for:
•Information system infrastructure, projects, upgrades and security;
•The opening of new stores, the remodeling, relocation or expansion of selected existing stores; and
•Other departmental needs.
Of the total budgeted dollars for capital expenditures for Fiscal 2021, approximately 50% is related to information technology, consisting primarily of expenditures for projects and software, continued City Gear integration, omni-channel, infrastructure and various system enhancements, upgrades and security.  Approximately 40% is related to opening new stores, store expansions, relocations and store remodels.  The remaining 10% relates primarily to specific department expenditures and includes facility upgrades, transportation equipment, automobiles and fixtures.
Our plan for capital expenditures for Fiscal 2021 is being re-evaluated as we navigate through the economic impact related to COVID-19. We will assess our capital expenditure needs against our cash availability during the crisis to make the most strategic decisions for our business. We have the ability to revise and reschedule much of the anticipated capital expenditure program should our financial position require it.
Financing Activities.
Net cash used in financing activities was $71.0 million in Fiscal 2020. Net cash provided by financing activities was $18.7 million in Fiscal 2019 and net cash used in financing activities was $54.4 million in Fiscal 2018.  In Fiscal 2020, net cash used in financing activities included $35.0 million in repayments under our credit facilities. In Fiscal 2019, net cash provided by financing activities resulted from borrowings against our credit facilities to facilitate the acquisition of City Gear.  Historically, the fluctuation in financing activity between years is primarily the result of repurchases of our common stock.  We expended $35.5 million, $16.5 million and $54.5 million on repurchases of our common stock during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively, which included cash used to settle net share equity awards of $0.6 million, $0.4 million and $0.7 million during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
Financing activities also consisted of proceeds from stock option exercises and employee stock plan purchases.  As stock options are exercised and shares are purchased through our employee stock purchase plan, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.
At February 1, 2020, we had two unsecured credit facilities that allow borrowings up to $50.0 million each, and which expire in October 2021.  Under the provisions of both facilities, we do not pay commitment fees.  However, both are subject to negative pledge agreements that, among other things, restrict liens or transfers of assets including inventory, tangible or intangible personal property and land and land improvements.  As of February 1, 2020, a total of $100.0 million was available to us from these facilities.
In March 2020, we borrowed $50.0 million under our credit facilities as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. The proceeds from such borrowings may be used for working capital, capital expenditures and general corporate purposes.
On April 16, 2020, we entered into the Amended Credit Facility that provides for an aggregate amount of credit available to us of $75.0 million. The Amended Credit Facility supersedes the Regions Bank credit agreement dated October 2018, matures on April 19, 2021 and is secured by all assets of the Company with the exception of real property.

Index
Simultaneous to the execution of the Amended Credit Facility, the $50.0 million outstanding under our previous unsecured credit agreements with Regions Bank and Bank of America, N.A., were paid in full, the Bank of America credit agreement dated October 2018 was terminated and we incurred borrowings under the Amended Credit Facility of $50.0 million.

Borrowings under the Amended Credit Facility bear interest at the one-month LIBOR rate plus 2.5% from April 16, 2020 through October 16, 2020 and the one-month LIBOR rate plus 3.0% from October 17, 2020 through the maturity date. There were no origination fees and we do not pay any commitment fees. The Amended Credit Facility includes a loan fee of $50,000 payable to Regions Bank at the maturity date or if the agreement is terminated prior to the maturity date for any reason including due to an event of default. The loan fee will be waived if the Amended Credit Facility is terminated due to refinancing of the loan with an asset-based loan facility provided by Regions Bank.

The Amended Credit Facility has one financial covenant which requires us to maintain inventory with a minimum value of $150.0 million at all times (measured at the lower of cost or market consistent with generally accepted accounting principles). As of April 16, 2020, we are in compliance with this covenant. The Amended Credit Agreement also restricts us from engaging in certain acquisitions and from incurring indebtedness, other than certain customary permitted indebtedness related to business operations.

Any material adverse change in customer demand, fashion trends, competitive market forces, or customer acceptance of our merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, our reliance on a few key suppliers for a significant portion of our merchandise purchases and risks associated with global product sourcing, economic conditions worldwide, uncertainties caused by COVID-19, as well as other factors listed under the heading “Cautionary Statement Regarding Forward-Looking Statements,” could affect our ability to continue to fund our liquidity needs from business operations.

The CARES Act was enacted on March 27, 2020. The CARES Act includes, among other things, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. These amendments allow for retroactive accelerated income tax depreciation on certain of our leasehold improvement assets. We are currently assessing the financial impact of these technical amendments on our business, which could be significant.

The following table lists the aggregate maturities of various classes of obligations and expiration amounts of various classes of commitments related to Hibbett Sports, Inc. at February 1, 2020 (in thousands):

	Payment due by period
Contractual Obligations	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Long-term debt obligations	$—	$—	$—	$—	$—
Credit facilities	—	—	—	—	—
Finance lease obligations (1)	897	1,057	508	127	2,589
Interest on finance lease obligations (1)	158	185	37	3	383
Operating lease obligations (1)	69,705	111,204	58,106	39,717	278,732
Purchase obligations (2)	7,322	8,102	2,619	—	18,043
Other liabilities (3)	10,657	167	—	2,208	13,032
Total	$88,739	$120,715	$61,270	$42,055	$312,779

(1)See “Part II, Item 8, Consolidated Financial Statements. Note 7 – Leases.”
(2)Purchase obligations include all material legally binding contracts such as software license commitments and service contracts.  The table above also includes a stand-by letter of credit in conjunction with our self-insured workers’ compensation and general liability insurance coverage.  Contractual obligations that are not binding agreements, including purchase orders for inventory, are excluded from the table above.  Store utility contracts, including waste disposal agreements, are also excluded.
(3)Other liabilities include amounts accrued for various deferred compensation arrangements and the contingent earnout (Earnout) related to the City Gear acquisition.  The City Gear acquisition-related Earnout for year one of $10.0 million, based on the actual achievement of the EBITDA target, is included here. The City Gear acquisition-related Earnout for year two is not included as it is not considered a contractual obligation until performance against the EBITDA target can be measured. See “Part II, Item 8, Consolidated Financial Statements. Note 3 – Acquisition” for a discussion regarding the acquisition of

Index
City Gear. See “Part II, Item 8, Consolidated Financial Statements. Note 8 – Defined Contribution Benefit Plans” for a discussion regarding our employee benefit plans.
Non-current liabilities have been excluded from the above table to the extent that the timing and/or amount of any cash payment are uncertain.  Excluded from this table are approximately $0.8 million of unrecognized tax benefits, which have been recorded as liabilities in accordance with ASC Topic 740, Income Taxes, as the timing of such payments cannot be reasonably determined.  See “Part II, Item 8, Consolidated Financial Statements. Note 10 – Income Taxes” for a discussion of our unrecognized tax benefits.
Off-Balance Sheet Arrangements
We have not provided any financial guarantees through February 1, 2020.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements.
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

Our Critical Accounting Policies

Our significant accounting policies are described in Item 8, Note 1–Basis of Presentation and Significant Accounting Policies. Critical accounting policies are those that we believe are both (i) most important to the portrayal of our financial condition and results of operations and (ii) require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of such policies may result in materially different amounts being reported under different conditions or using different assumptions.
We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our consolidated financial statements. Our critical accounting policies reflected in the consolidated financial statements are detailed below.

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

Retail Store Orders:  Retail store customers may order merchandise available in other retail store locations for pickup in the selling store at a later date.  Customers make a deposit with the remaining balance due at pickup.  These deposits are recorded as deferred revenue until the transaction is completed and the customer takes possession of the merchandise.  Retail store customers may also order merchandise to be shipped to home.  Payment is received in full at the time of order and recorded as deferred revenue until delivery. We utilize an average days in transit methodology to estimate the delivery date.

Layaways:  We offer a retail store program giving customers the option of paying a deposit and placing merchandise on layaway. The customer may make further payments in installments, but the full purchase price must be received by us within 30 days. The payments are recorded as deferred revenue until the transaction is completed and the customer takes possession of the merchandise.

Digital Channel Sales: For merchandise shipped to home, customer payment is received when the order ships. Revenue is deferred until control passes to the customer at delivery. We utilize an average days in transit methodology to estimate the

Index
delivery date. Shipping and handling costs billed to customers are included in net sales. We offer an extended payment option through a third party who assumes all credit risk. On these orders, payment is received by us when the order ships and revenue is recorded when the product is delivered to the customer.

Loyalty Program:  We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases.  Points convert into rewards at defined thresholds.  The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns.  Actual conversion and redemption patterns could differ from our estimates. The liability is included in other accrued expenses on our consolidated balance sheets and was $2.7 million and $2.2 million at February 1, 2020 and February 2, 2019, respectively.
Gift Cards:  Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded in accounts payable on our consolidated balance sheet.
The net deferred revenue liability for gift cards, customer orders and layaways at February 1, 2020 and February 2, 2019 was $7.7 million and $7.5 million, respectively, recognized in accounts payable on our consolidated balance sheets.  In Fiscal 2020 and Fiscal 2019, gift card breakage income was recognized in net sales in proportion to the redemption pattern of rights exercised by the customer and was $0.6 million each year.  During Fiscal 2018, income from unredeemed gift cards was recognized on our consolidated statements of operations as a reduction to store operating, selling and administrative expenses when the likelihood of redemption was deemed remote.  Gift card breakage was not material in Fiscal 2018.
During the fiscal year ended February 1, 2020 and February 2, 2019, $1.7 million and $2.1 million of gift card deferred revenue from prior periods was realized, respectively.

Return Sales:  The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price.  The liability is included in accounts payable on our consolidated balance sheets.  The return asset and corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer is immaterial.
Inventories.  Inventories are valued using the lower of weighted average cost or net realizable value method.  Items are removed from inventory using the weighted average cost method.

Lower of Cost and Net Realizable Value:  We regularly review inventories to determine if the carrying value exceeds net realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary. Changes in customer merchandise preference, current and anticipated demand, consumer spending, economic conditions, business trends or merchandising strategies could cause our inventory to be exposed to obsolescence or slow-moving merchandise. We account for obsolescence as part of our lower of cost and net realizable value accrual based on historical trends and specific identification. Actual results could differ from our historical trends.  As of February 1, 2020 and February 2, 2019, the accrual was $3.2 million and $4.5 million, respectively.  A determination of net realizable value requires significant judgment.

Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Physical inventory counts are performed on a cyclical basis.  Shrink estimates by location and in the aggregate are impacted by internal and external factors and may vary significantly from actual results. As of February 1, 2020 and February 2, 2019, the accrual was $1.6 million each year.
Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 67.7%, 65.4% and 57.9% of our purchases for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.  Our second largest vendor, Adidas, represented 7.2%, 10.0% and 11.0% of our purchases for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.  Our third largest vendor, Under Armour, represented 3.5%, 5.7% and 10.8% of our purchases for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
Goodwill and Indefinite-Lived Intangible Assets. Goodwill and the City Gear tradename are indefinite-lived intangible assets which are not amortized, but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that is more likely than not that an asset is impaired. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment and a significant sustained decline in the market price of our stock. If it is more likely than not that an asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment charge to current income. Fair value estimates require assumptions including, but not limited to, the discount rate, terminal growth rates, earnings before depreciation and amortization,

Index
and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ and could result in future impairment charges. No impairment of these assets existed as of February 1, 2020 or February 2, 2019.
Long-Lived Assets.  We continually evaluate whether events and circumstances have occurred that indicate the carrying amount of long-lived assets may be may not be recoverable.  If circumstances require a long-lived asset or asset group be tested for possible impairment, our policy is to first compare undiscounted cash flows expected to be generated by that asset or asset group over its remaining life to its carrying amount.  If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized as a charge to current income to the extent that the carrying amount exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals that require assumptions about local market conditions, projected sales growth rates, gross margin and controllable expenses. Due to the inherent uncertainty involved in making these estimates, actual results could differ and could result in future impairment charges.  Assets or asset groups to be disposed of are reported at the lower of their carrying value or fair value less any costs of disposition.  Evaluation of asset impairment requires significant judgment.
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
Interest Rate Risk
Our net exposure to interest rate risk results primarily from interest rate fluctuations on our credit facilities, which bears interest at a rate that varies with LIBOR, prime or federal funds rates.  At the end of Fiscal 2020, we had no borrowings outstanding under any credit facility.  At the end of Fiscal 2019, we had $35.0 million outstanding on our credit facilities.  A 125-basis point increase or decrease in the interest rate on borrowings under our credit facilities would not result in a material impact to our results of operations at current borrowing levels.
There were 331 days during the 52 weeks ended February 1, 2020, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $21.5 million and $38.0 million, respectively, and an average interest rate of 3.7%.
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

Index
Item 8. Consolidated Financial Statements and Supplementary Data.
The following consolidated financial statements of our Company are included in response to this item:
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019
•Consolidated Statements of Operations for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018
•Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018
•Consolidated Statements of Stockholders’ Investment for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018
•Notes to Consolidated Financial Statements
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Index
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Hibbett Sports, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hibbett Sports, Inc. and subsidiaries (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the fiscal years in the three-year period ended February 1, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 3, 2019, due to the adoption of Accounting Standards Update 2016-02, Topic 842, Leases.
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
Birmingham, Alabama
April 16, 2020

Index
Hibbett Sports, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share information)

ASSETS	February 1, 2020	February 2, 2019
Current Assets:
Cash and cash equivalents	$66,078	$61,756
Receivables, net	8,477	9,470
Inventories, net	288,011	280,287
Other current assets	9,946	16,343
Total current assets	372,512	367,856

Property and equipment, net	100,956	115,394
Operating right-of-use assets	229,155	—
Finance right-of-use assets, net	2,250	—

Goodwill	19,661	23,133
Tradename intangible asset	32,400	32,400
Deferred income taxes, net	8,996	2,278
Other assets, net	3,829	5,004
Total Assets	$769,759	$546,065

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$131,662	$107,315
Operating lease liabilities	60,649	—
Credit facilities	—	35,000
Finance/capital lease obligations	886	1,017
Accrued payroll expenses	20,530	13,929
Deferred rent	—	5,838
Other accrued expenses	19,934	10,174
Total current liabilities	233,661	173,273

Operating lease obligations	190,699	—
Finance/capital lease obligations	1,704	1,994
Deferred rent	—	19,522
Unrecognized tax benefits	955	1,401
Other liabilities	13,757	13,826
Total liabilities	440,776	210,016

Stockholders’ Investment:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 39,140,575 and 38,983,232 shares issued at February 1, 2020 and February 2, 2019, respectively	391	390
Paid-in capital	188,879	185,752
Retained earnings	784,942	759,677
Treasury stock, at cost, 22,280,316 and 20,686,242 shares repurchased at February 1, 2020 and February 2, 2019, respectively	(645,229)	(609,770)
Total stockholders’ investment	328,983	336,049
Total Liabilities and Stockholders’ Investment	$769,759	$546,065

See accompanying notes to consolidated financial statements.

Index
Hibbett Sports, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share information)

	Fiscal Year Ended
	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)
Net sales	$1,184,234	$1,008,682	$968,219
Cost of goods sold	800,783	679,947	655,502
Gross margin	383,451	328,735	312,717

Store operating, selling and administrative expenses	318,011	264,142	231,832
Depreciation and amortization	29,323	27,052	24,207
Operating income	36,117	37,541	56,678

Interest income	1,225	731	39
Interest expense	(1,014)	(714)	(270)
Interest income (expense), net	211	17	(231)
Income before provision for income taxes	36,328	37,558	56,447

Provision for income taxes	8,984	9,137	21,417
Net income	$27,344	$28,421	$35,030

Basic earnings per share	$1.54	$1.52	$1.72
Diluted earnings per share	$1.52	$1.51	$1.71

Weighted average shares outstanding:
Basic	17,746	18,644	20,347
Diluted	17,957	18,826	20,450

See accompanying notes to consolidated financial statements.

Index
Hibbett Sports, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)
Cash Flows From Operating Activities:
Net income	$27,344	$28,421	$35,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,323	27,052	24,207
Contingent earnout valuation	15,057	—	—
Amortization of inventory step-up	956	1,911	—
Deferred income taxes and unrecognized income tax benefit, net	(5,143)	244	3,488
Loss on disposal and write-down of assets, net	518	940	597
Stock-based compensation	2,653	4,316	3,880
Other non-cash adjustments	(1,567)	(104)	—
Changes in operating assets and liabilities:
Receivables, net	1,938	1,422	2,303
Inventories, net	(8,680)	16,804	27,500
Prepaid expenses and other	(662)	(501)	(3,074)
Other assets	(570)	(162)	185
Accounts payable	24,347	(9,927)	16,389
Deferred rent	—	(839)	(514)
Accrued expenses and other	6,775	3,840	1,935
Net cash provided by operating activities	92,289	73,417	111,926

Cash Flows From Investing Activities:
Capital expenditures	(17,326)	(17,696)	(23,081)
Acquisition of City Gear	—	(86,837)	—
Proceeds from sale of property and equipment	530	330	288
Other	(210)	332	(107)
Net cash used in investing activities	(17,006)	(103,871)	(22,900)

Cash Flows From Financing Activities:
(Repayments) proceeds under credit facilities	(35,000)	35,000	—
Cash used for stock repurchases	(34,904)	(16,124)	(53,794)
Net payments on finance/capital lease obligations	(977)	(695)	(601)
Cash used to settle net share equity awards	(555)	(416)	(712)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	475	901	667
Net cash (used in) provided by financing activities	(70,961)	18,666	(54,440)

Net increase (decrease) in cash and cash equivalents	4,322	(11,788)	34,586
Cash and cash equivalents, beginning of year	61,756	73,544	38,958
Cash and cash equivalents, end of year	$66,078	$61,756	$73,544

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$993	$723	$261
Income taxes, net of refunds	$15,438	$8,261	$15,104

Supplemental Schedule of Non-Cash Activities:
Property and equipment additions under capital leases	$977	$773	$352

See accompanying notes to consolidated financial statements.

Index
Hibbett Sports, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Investment
(in thousands)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders’ Investment
Balance-January 28, 2017	38,739	$387	$174,719	$697,658	17,067	$(538,724)	$334,040
Net income	—	—	—	35,030	—	—	35,030
Issuance of shares through the Company’s equity plans	124	2	665	—	—	—	667
Adjustment for adoption of accounting standard	—	—	1,272	(787)	—	—	485
Purchase of shares under the stock repurchase program	—	—	—	—	2,818	(53,794)	(53,794)
Settlement of net share equity awards	—	—	—	—	25	(712)	(712)
Stock-based compensation	—	—	3,880	—	—	—	3,880
Balance-February 3, 2018	38,863	389	180,536	731,901	19,910	(593,230)	319,596
Net income	—	—	—	28,421	—	—	28,421
Issuance of shares through the Company’s equity plans	120	1	900	—	—	—	901
Adjustment for adoption of accounting standard	—	—	—	(645)	—	—	(645)
Purchase of shares under the stock repurchase program	—	—	—	—	757	(16,124)	(16,124)
Settlement of net share equity awards	—	—	—	—	19	(416)	(416)
Stock-based compensation	—	—	4,316	—	—	—	4,316
Balance-February 2, 2019	38,983	390	185,752	759,677	20,686	(609,770)	336,049
Net income	—	—	—	27,344	—	—	27,344
Issuance of shares through the Company’s equity plans	158	1	474	—	—	—	475
Adjustment for adoption of accounting standard	—	—	—	(2,079)	—	—	(2,079)
Purchase of shares under the stock repurchase program	—	—	—	—	1,565	(34,904)	(34,904)
Settlement of net share equity awards	—	—	—	—	29	(555)	(555)
Stock-based compensation	—	—	2,653	—	—	—	2,653
Balance-February 1, 2020	39,141	$391	$188,879	$784,942	22,280	$(645,229)	$328,983

See accompanying notes to consolidated financial statements.

Index
Hibbett Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1.  BASIS OF PRESENTATION AND SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES
Business
Hibbett Sports, Inc. is a leading athletic-inspired fashion retailer primarily located in small and mid-sized communities across the country.  References to “we,” “our,” “us”, “Hibbett” and the “Company” refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.  Our fiscal year ends on the Saturday closest to January 31 of each year.  The consolidated statements of operations for Fiscal 2020, Fiscal 2019 and Fiscal 2018 include 52 weeks, 52 weeks and 53 weeks of operations, respectively.  Our merchandise assortment features a core selection of brand name merchandise emphasizing athletic footwear, athletic and fashion apparel, team sports equipment and related accessories.  We complement this core assortment with a selection of localized footwear, apparel and accessories designed to appeal to a wide range of customers within each market.
Acquisition
We acquired City Gear, LLC (City Gear) on November 5, 2018 with an effective date of November 4, 2018 for approximately $88.0 million, including $86.8 million of cash paid.  (See Note 3 – Acquisition)
Principles of Consolidation
The consolidated financial statements of our Company include its accounts and the accounts of all wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Occasionally, certain reclassifications are made to conform previously reported data to the current presentation.  Such reclassifications have no impact on total assets, total liabilities, net income or stockholders’ investment in any of the years presented.
Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (U.S. GAAP) requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and the disclosure of intangible assets and contingent liabilities at the date of the financial statements.  We believe our estimates are reasonable; however, the assumptions used by management could change significantly in future estimates due to changes in circumstances and actual results could differ materially from those estimates.
Reportable Segments
Hibbett Sports, Inc., through its subsidiaries, has approximately 1,100 stores operating under the Hibbett Sporting Goods and City Gear brands and an omni-channel platform.  We identify our operating segments according to how our business activities are managed and evaluated by our chief executive officer, who is our chief operating decision maker.  Our shopping channels primarily include store locations and website or mobile apps.  Store sales are primarily filled from the store’s inventory but may also be shipped from a different store location or our logistics network if an item is not available at the original store.  Direct-to-consumer orders are generally shipped to our customers from a store, our logistics network or some combination thereof, depending on the availability of the desired item.
Given the economic similarity of the store formats, the products offered for sale, the type of customers, the methods of distribution and how our Company is managed, our operations constitute only one reportable segment.
Vendor Arrangements
We enter into arrangements with some of our vendors that entitle us to a partial refund of the cost of merchandise purchased during the year or reimbursement of certain costs we incur to advertise or otherwise promote their product.  Volume-based rebates, supported by vendor agreements, are estimated throughout the year and reduce the cost of inventories and cost of goods sold during the year.  This estimate is regularly monitored and adjusted for sales activity and current or anticipated changes in purchase levels.

Index
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
The following table presents the components of our marketing expense (in thousands):

	Fiscal Year Ended
	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)
Gross marketing costs	$18,408	$17,608	$13,356
Marketing reimbursements	(2,938)	(2,850)	(3,010)
Net marketing costs	$15,470	$14,758	$10,346

Cost of Goods Sold
We include merchandise costs, store occupancy costs, logistics-related occupancy and operating costs and ship-to-home freight in cost of goods sold.
Stock Repurchase Program
In November 2018, our Board authorized the continuation of our existing Stock Repurchase Program (2018 Program) established in November 2015 (2015 Program) until January 29, 2022.  The Program authorizes repurchases of our common stock in open market or negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management.  In addition to the 2018 Program, we also acquire shares of our common stock from holders of restricted stock unit awards to satisfy withholding tax requirements due at vesting.
Under the 2015 Program, the Board of Directors authorized up to $300.0 million to repurchase our common stock through February 1, 2020.  The 2015 Program replaced an existing plan that was adopted in November 2012 (2012 Program).
Under the Programs, we repurchased 1.6 million shares of our common stock during Fiscal 2020 at a cost of $35.5 million, including 29,432 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.6 million.  We repurchased 0.8 million shares of our common stock during Fiscal 2019 at a cost of $16.5 million, including 18,765 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.4 million. We repurchased 2.8 million shares of our common stock during Fiscal 2018 at a cost of $54.5 million, including 24,432 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.7 million.
Historically, under all stock repurchase authorizations, we have repurchased a total of 22.3 million shares of our common stock at an approximate cost of $645.2 million as of February 1, 2020 and had approximately $153.1 million remaining under the Program for stock repurchases.  Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.
Subsequent to February 1, 2020, we repurchased 0.5 million shares of our common stock as of April 3, 2020 at a cost of $10 million, including 30,895 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.4 million.

Index
Cash and Cash Equivalents
We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents.  Amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days.  Cash equivalents related to credit and debit card transactions at February 1, 2020 and February 2, 2019 were $5.2 million and $5.5 million, respectively.
Inventories
Inventories are valued using the lower of weighted average cost or net realizable value method.  Items are removed from inventory using the weighted average cost method.
Lower of Cost and Net Realizable Value:  We regularly review inventories to determine if the carrying value exceeds net realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary.  We account for obsolescence as part of our lower of cost and net realizable value accrual based on historical trends and specific identification.  As of February 1, 2020 and February 2, 2019, the accrual was $3.2 million and $4.5 million, respectively. A determination of net realizable value requires significant judgment.
Shrink Reserves:  We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts.  These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger.  Physical inventory counts are performed on a cyclical basis.  As of February 1, 2020 and February 2, 2019, the accrual was $1.6 million and $1.6 million, respectively.
Inventory Purchase Concentration:  Our business is dependent to a significant degree upon close relationships with our vendors.  Our largest vendor, Nike, represented 67.7%, 65.4% and 57.9% of our purchases for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.  Our second largest vendor, Adidas, represented 7.2%, 10.0% and 11.0% of our purchases for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.  Our third largest vendor, Under Armour, represented 3.5%, 5.7% and 10.8% of our purchases for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
Property and Equipment
Property and equipment are recorded at cost and at February 2, 2019 included assets acquired through capital leases. At   February 1, 2020, finance lease assets are shown as right-of-use (ROU) assets and are excluded from property and equipment. (See Note 7, Leases). In Fiscal 2020, we initiated a strategic realignment that incorporated the closure of approximately 95 stores. The fixed asset impairment charge related to the strategic realignment was not material in Fiscal 2020.
Property and equipment as of February 1, 2020 and February 2, 2019 consists of the following (in thousands):

	February 1, 2020	February 2, 2019
Land	$7,277	$7,277
Buildings	21,635	21,311
Buildings under capital lease	—	3,363
Equipment	95,100	96,402
Equipment under capital lease	—	678
Automobiles under capital lease	—	1,829
Furniture and fixtures	37,048	36,980
Leasehold improvements	102,528	101,572
Construction in progress	1,660	2,080
Total property and equipment	265,248	271,492
Less: accumulated depreciation and amortization	164,292	156,098
Total property and equipment, net	$100,956	$115,394

Index
Depreciation on property and equipment is principally provided using the straight-line method over the following estimated service lives:

Buildings	39 years
Leasehold improvements	3 – 10 years
Furniture and fixtures	7 years
Equipment	3 – 7 years

In the case of leasehold improvements, we calculate depreciation using the shorter of the term of the underlying leases or the estimated economic lives of the improvements.  The term of the lease includes option periods when exercise of the option is reasonably certain.  We continually reassess the remaining useful life of leasehold improvements in light of store closing plans.
Construction in progress has historically been comprised primarily of property and equipment related to unopened stores and amounts associated with technology upgrades at period-end.  At February 1, 2020, approximately 74% of the construction in progress balance was comprised of costs associated with technology initiatives.  The remaining balance consisted of costs associated with our stores.
Maintenance and repairs are charged to expense as incurred.  The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from property and equipment and the related gain or loss is credited or charged to net income, net of proceeds received.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and the City Gear tradename are indefinite-lived assets which are not amortized but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that is more likely than not that an asset is impaired.  Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment and a significant sustained decline in the market price of our stock.  If it is more likely than not that an asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment charge to current income.  No impairment of these assets existed as of February 1, 2020.
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
Loyalty Program:  We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases.  Points convert into rewards at defined thresholds.  The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns.  The liability is included in other accrued expenses on our consolidated balance sheets and was $2.7 million and $2.2 million at February 1, 2020 and February 2, 2019, respectively.
Gift Cards:  Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded in accounts payable on our consolidated balance sheets.
The net deferred revenue liability for gift cards, customer orders and layaways at February 1, 2020 and February 2, 2019 was $7.7 million and $7.5 million, respectively, recognized in accounts payable on our consolidated balance sheets.  In Fiscal 2020 and Fiscal 2019, gift card breakage income was recognized in net sales in proportion to the redemption pattern of rights exercised by the customer and was $0.6 million each year.  During Fiscal 2018, income from unredeemed gift cards was recognized on our consolidated statements of operations as a reduction to store operating, selling and administrative expenses when the likelihood of redemption was deemed remote.  Gift card breakage was not material in Fiscal 2018.
During the fiscal year ended February 1, 2020 and February 2, 2019, $1.7 million and $2.1 million of gift card deferred revenue from prior periods was realized, respectively.
Return Sales:  The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price.  The liability is included in accounts payable on our consolidated balance sheets.  The return asset and corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer is immaterial.
Revenues disaggregated by major product categories are as follows (in thousands):

	Fiscal 2020 (52 weeks)	Fiscal 2019 (52 weeks)	Fiscal 2018 (53 weeks)
Footwear	$735,613	$579,766	$531,552
Apparel	307,600	276,731	269,512
Equipment	141,021	152,185	167,155
	$1,184,234	$1,008,682	$968,219

Sales Returns

Net sales returns were $48.0 million for Fiscal 2020, $47.7 million for Fiscal 2019 and $43.8 million for Fiscal 2018. The estimated liability for the effect of estimated returns was not material as of February 1, 2020 and February 2, 2019.

Store Opening and Closing Costs
New store opening costs, including pre-opening costs, are charged to expense as incurred.  Store opening costs primarily include payroll expenses, training costs and straight-line rent expenses.  All pre-opening costs are included in store operating, selling and administrative expenses as a part of operating expenses.

Index
We generally consider individual store closings to be a normal part of operations and regularly review store performance against expectations.  Costs associated with store closings are recognized at the time of closing or when a liability has been incurred.  These costs were not material in Fiscal 2020, Fiscal 2019 or Fiscal 2018.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
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

The adoption of ASU 2016-02 had a material impact on our consolidated balance sheet. Adoption of the standard resulted in the recognition of operating and finance lease ROU assets and operating and finance lease liabilities of $234.0 million and $265.6 million, respectively, and a reduction to retained earnings of $2.1 million, net of tax, as of February 3, 2019. The operating lease ROU assets recorded at transition include the impact of net unfavorable lease rights of approximately $2.0 million, deferred rent of approximately $25.4 million, and the impairment of ROU assets recognized in retained earnings as of February 3, 2019 of approximately $3.4 million. The adoption did not have a material impact on our consolidated statement of operations or statement of cash flows. See Note 7, Leases.

We adopted ASU 2014-09, Topic 606, Revenue from Contracts with Customers, as of February 3, 2018. Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive for those goods or services. The standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted ASU 2014-09 using the modified retrospective transition method. Results for reporting periods beginning after February 3, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We applied ASU 2014-09 only to contracts that were not completed prior to Fiscal 2019. The cumulative effect of initially applying ASU 2014-09 was a $0.6 million decrease to the opening balance of retained earnings as of February 4, 2018. The adoption of ASU 2014-09 was not material to our financial position, results of operations or cash flows.

Standards that are not yet adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued ASU No. 2018-15, Intangibles – Goodwill and Other-Internal-Use Software, which clarifies and aligns the accounting for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption is permitted. The adoption of ASU 2018-15 will not have a material impact on our financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments - Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC 326 and provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The effective date will be the first quarter of Fiscal 2021. The adoption of ASU 2016-13 is not expected to have a material impact on our financial statements and related disclosures.

Index
We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations.  As of February 1, 2020, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.
NOTE 3. ACQUISITION
On November 5, 2018, through our wholly owned subsidiary, Hibbett Sporting Goods, Inc., we acquired City Gear, a Tennessee limited liability company.  Under the Purchase Agreement, we agreed to acquire all the outstanding warrants and equity interests, other than certain preferred membership interests, of City Gear, a privately held city specialty retailer.
The purchase price was $88.0 million (Purchase Price) in cash payable at the closing of the transaction (Closing), subject to customary adjustments for City Gear’s cash on hand and net working capital as of the Closing date.  The Purchase Agreement provided that a portion of the Purchase Price be used at Closing to pay off and redeem the outstanding preferred membership interests in City Gear as well as certain other outstanding indebtedness.  In addition, the aggregate consideration payable to the Sellers in connection with the transaction includes two contingent payments (Earnout) based on City Gear’s achievement of certain EBITDA thresholds (as defined in the Purchase Agreement) for the 52-week periods ended February 1, 2020 and January 30, 2021, respectively.  The aggregate amount of the Earnout will not exceed $25.0 million.
The acquisition provided us with substantially greater scale in the athletic specialty market and is an extension of our strategy to provide high demand, branded products to under served markets.  We incurred $17.4 million and $4.3 million in acquisition-related expenses in Fiscal 2020 and Fiscal 2019, respectively, excluding acquisition-related interest expense, recorded in store operating, selling and administrative expenses.

Index
The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date of November 4, 2018 (in thousands):

Assets Acquired:
Current assets:
Receivables	$3,732
Inventories	44,807
Prepaid expense, other current and intangible assets	2,689
Total current assets	51,228
Goodwill	19,661
Property and equipment	16,530
Long-term intangible assets	33,503
Deposits and other assets	567
Deferred tax asset	638
Total assets	$122,127

Liabilities Assumed:
Current liabilities:
Accounts payable	$23,615
Other accrued expenses and intangible liabilities	3,526
Total current liabilities	27,141
Other long-term liabilities and intangible liabilities	3,234
Total liabilities	30,375
Total purchase price	$91,752

Cash paid at closing	$86,837
Fair value of contingent earnout	6,000
Net working capital and debt-like items adjustment	(1,085)

$91,752
Goodwill was calculated as the excess of the purchase price over the net assets acquired and represents the value of City Gear’s brand, our expansion in the city specialty market and expected synergies resulting from the acquisition.  Goodwill is amortized for tax purposes. A reconciliation of goodwill from February 2, 2019 to February 1, 2020 consists of the following:

Balance - February 2, 2019	$23,133
Purchase Price True-Up	(3,472)
Balance - February 1, 2020	$19,661
Intangible assets and liabilities represent two separately identified assets and one liability.  First, we identified the City Gear tradename as an indefinite-lived intangible asset with a fair value of $32.4 million.  The tradename is not subject to amortization but is evaluated at least annually for impairment.  Second, we recognized an intangible asset of $1.4 million for favorable City Gear leases and a liability of $3.4 million for unfavorable City Gear leases (as compared to prevailing markets).  Under ASU Topic 842, these intangible assets and liabilities became a component of the ROU asset (See Note 2, Recent Accounting Pronouncements).  Net amortization of $0.1 million was recognized in Fiscal 2019.
The results of operations of City Gear are included in our results of operations beginning on November 5, 2018.  From November 5, 2018 through February 2, 2019, City Gear generated net sales of $49.1 million and net loss of $0.4 million.  These results included $1.9 million related to the amortization of the step-up of the inventory value related to purchase accounting.

Index
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

The results for Fiscal 2019 and Fiscal 2018 were primarily adjusted to include:
•the pro forma impact of amortization of intangible assets;
•the depreciation of property and equipment, based on purchase price allocations;
•the pro forma impact of additional interest expense relating to the acquisition;
•the pro forma impact of acquisition-related costs incurred by the Company directly attributable to the transaction; and
•the pro forma tax effect of income taxes on the above adjustments.
For Fiscal 2019, results were adjusted to exclude the impact of acquisition-related expenses and purchase accounting adjustments incurred by the Company that were directly attributable to the transaction.
The pro forma financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above.  The adjustments are based on estimates derived from available information and are not indicative of the results of operations that would have occurred if the City Gear acquisition had been completed on the date indicated. They do not reflect the effect of costs or synergies expected to result from the integration of the City Gear acquisition.
NOTE 4. STOCK-BASED COMPENSATION
At February 1, 2020, we had four stock-based compensation plans:
(a)The 2015 Equity Incentive Plan (EIP) provides that the Board of Directors (Board) may grant equity awards to certain employees of the Company at its discretion.  The EIP was adopted effective July 1, 2015 and authorizes grants of equity awards of up to 1,000,000 authorized but unissued shares of common stock.  At February 1, 2020, there were 294,664 shares available for grant under the EIP.
(b)The 2015 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 300,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period.  The ESPP was adopted effective July 1, 2015.  At February 1, 2020, there were 202,602 shares available for purchase under the ESPP.
(c)The 2015 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options.  The Deferred Plan was adopted effective July 1, 2015 and authorizes grants up to 150,000 authorized but unissued shares of common stock.  At February 1, 2020, there were 126,291 shares available for grant under the Deferred Plan.
(d)The 2012 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors.  The DEP was adopted effective May 24, 2012 and authorizes grants of equity awards of up to 500,000 authorized but unissued shares of common stock.  At February 1, 2020, there were 197,010 shares available for grant under the DEP.
Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards.  As of February 1, 2020, we had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based units (PSUs) to our employees.  The annual grants made for Fiscal 2020, Fiscal 2019 and Fiscal 2018 to employees consisted solely of RSUs.  We have also awarded PSUs to our Named Executive Officers (NEOs) and expect the Compensation Committee of the Board will continue to grant PSUs to our NEOs in the future.

Index
As of February 1, 2020, we had only granted awards in the form of stock, stock options and deferred stock units (DSUs) to our Board members.  Under the DEP, Board members currently receive an annual value of $75,000 worth of equity in the form of stock options or RSUs upon election to the Board and a value of $100,000 worth of equity in any form allowed within the DEP, for each full year of service, pro-rated for Directors who serve less than one full year.  The Chairman of the Board receives an annual value of $125,000 of equity in any form allowed within the DEP.
The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions.  Under the DEP, Directors have the option with certain equity forms to set vesting dates.  Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock.  All of our awards are classified as equity awards.

The compensation cost for these plans was as follows (in thousands):

	Fiscal Year Ended
	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)
Stock-based compensation expense by type:
Stock options	$92	$185	$224
Restricted stock units	2,370	3,932	3,536
Employee stock purchases	97	105	96
Director deferred compensation	94	94	24
Total stock-based compensation expense	2,653	4,316	3,880
Income tax benefit recognized	622	958	1,363
Stock-based compensation expense, net of income tax	$2,031	$3,358	$2,517

Stock-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses.  There is no capitalized stock-based compensation cost.
The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes.  The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock unit awards vested during the period.  The actual income tax benefit realized for the deductions considered on our income tax returns for Fiscal 2020, Fiscal 2019 and Fiscal 2018 was from option exercises and restricted stock unit releases and totaled $0.6 million, $0.4 million and $0.9 million, respectively.
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
During Fiscal 2020, we had one stock option grant dated March 21, 2019 to directors.  A total of 16,798 stock options was granted at an exercise price of $18.04 per share.  The fair value of the grants was $5.46 per share, which was estimated on the date of grant using the Black-Scholes pricing model assuming an expected life of 3.98 years, expected volatility of 34.26%, a risk-free interest rate of 2.35% with no dividend yield.
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

Index
Activity for our option plans during Fiscal 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at February 2, 2019	279,422	$37.08	4.91	$55
Granted	16,798	18.04
Exercised	(3,998)	20.65
Forfeited, cancelled or expired	(5,000)	18.00
Options outstanding at February 1, 2020	287,222	$36.52	4.36	$383

Exercisable at February 1, 2020	287,222	$36.52	4.36	$383

The weighted average grant-date fair value of options granted during Fiscal 2020, Fiscal 2019 and Fiscal 2018 was $5.46, $7.15 and $6.42, respectively.
The total intrinsic value of stock options exercised during Fiscal 2020, Fiscal 2019 and Fiscal 2018 was $9.6 thousand, $0.2 million and $0.1 million, respectively.  The total cash received from these stock option exercises during Fiscal 2020, Fiscal 2019 and Fiscal 2018 was $0.1 million, $0.5 million and $0.3 million, respectively.  As of February 1, 2020, there was no unamortized unrecognized compensation cost related to stock options.
Restricted Stock and Performance-Based Units
RSUs and PSUs are granted with a fair value equal to the closing market price of our common stock on the date of grant.  All PSUs have been awarded in the form of restricted stock units.  Compensation expense is recorded straight-line over the vesting period and, in the case of PSUs, at the estimated percentage of achievement.  Restricted stock unit awards to our employees generally cliff vest in four years from the date of grant for those awards that are not performance-based.  Service-based RSUs generally vest equally over two or three years. If a Director chooses to receive their annual equity award in stock and defers the vesting date, then the form of stock is a DSU.
PSUs provide for awards based on achievement of certain predetermined corporate performance goals and cliff vest in three to five years from the date of grant after achievement of stated performance criterion and upon meeting stated service conditions.
The following table summarizes the restricted stock unit awards activity under all our plans during Fiscal 2020:

	RSUs		PSUs		Totals
	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted stock unit awards outstanding at February 2, 2019	404,377	$31.22	143,670	$31.78	548,047	$31.37
Granted	262,283	18.76	34,300	18.04	296,583	18.68
PSU adjustment (1)	—	—	(30,472)	31.75	(30,472)	31.75
Vested	(98,810)	38.30	(27,820)	42.66	(126,630)	39.26
Forfeited, cancelled or expired	(38,154)	24.33	(63,323)	26.16	(101,477)	25.47
Restricted stock unit awards outstanding at February 1, 2020	529,696	$24.25	56,355	$24.05	586,051	$24.23

(1)PSU adjustment represents the net RSUs awarded to our NEOs above and below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant.  One grant goal was achieved at 65% and another grant goal was forfeited for performance equity awards whose final achievement was based on Fiscal 2017 through Fiscal 2019 financial results; therefore, the adjustment was negative.

Index
The weighted average grant date fair value of our RSUs granted was $18.68, $22.55 and $29.60 for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.  There were 296,583, 218,707 and 166,690 RSUs awarded during Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
During Fiscal 2020, 126,630 RSU awards, including 27,820 PSU awards, vested with an intrinsic value of $5.0 million.  The total intrinsic value of our RSU awards outstanding and unvested at February 1, 2020, February 2, 2019 and February 3, 2018 was $14.5 million, $8.9 million and $9.9 million, respectively.  As of February 1, 2020, there was approximately $5.7 million of total unamortized unrecognized compensation cost related to RSU awards.  This cost is expected to be recognized over a weighted average period of 2.3 years.
Employee Stock Purchase Plan
The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter.  Our employee purchases of common stock and the average price per share through the ESPP were as follows:

Fiscal Year Ended	Shares Purchased	Average Price Per Share
February 1, 2020	26,116	$15.02
February 2, 2019	26,077	$15.96
February 3, 2018	23,555	$16.36

The assumptions used in the option pricing model were as follows:

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Weighted average fair value at date of grant	$4.18	$4.75	$4.06
Expected life (years)	0.25	0.25	0.25
Expected volatility	34.3% - 36.5%	34.8% - 36.1%	30.2% - 36.2%
Risk-free interest rate	4.24% - 5.73%	3.26% - 5.21%	1.19% - 2.48%
Dividend yield	None	None	None
The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of ASC Topic 718 as it relates to accounting for certain employee stock purchase plans with a look-back option.  The compensation expense included in store operating, selling and administrative expenses and recognized during each of Fiscal 2020, Fiscal 2019 and Fiscal 2018 was $0.1 million.
Director Deferred Compensation
Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their Board and Board Committee fees into cash, stock options or deferred stock units.  Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly.  Director fees deferred into stock units are calculated and expensed each calendar quarter by taking deferred fees earned during the calendar quarter and dividing by the closing price of our common stock on the last day of the calendar quarter, rounded to the nearest whole share.  The total annual retainer, Board and Board Committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented.  A total of 4,174, 4,888 and 1,195 stock units were deferred under this plan in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.  Two directors have elected to defer all or a portion of their compensation into stock units in calendar 2020.
NOTE 5. EARNINGS PER SHARE

The computation of basic earnings per share (EPS) is based on the number of weighted average common shares outstanding during the period.  The computation of diluted EPS is based on the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and issuance of restricted stock.  The

Index
number of incremental shares is calculated by applying the treasury stock method.  The following table sets forth the computation of basic and diluted earnings per share in thousands:

	Fiscal Year Ended
	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)
Net income	$27,344	$28,421	$35,030

Weighted average number of common shares outstanding	17,746	18,644	20,347
Dilutive stock options	11	3	5
Dilutive restricted stock units	200	179	98
Weighted average number of common shares outstanding and dilutive shares	17,957	18,826	20,450

Basic earnings per share	1.54	1.52	1.72
Diluted earnings per share	1.52	1.51	1.71

In calculating diluted earnings per share 148,821, 260,845 and 235,232 options to purchase shares of common stock outstanding as of the end of the period were excluded in the computations of diluted earnings per share due to their anti-dilutive effect in Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively.
We excluded 31,050 non-vested stock awards granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to performance-based annual vesting conditions which had not been achieved by the end of Fiscal 2020.  Assuming the performance criteria had been achieved at target as of February 1, 2020, the incremental dilutive impact would have been 19,998 shares.
NOTE 6. DEBT

In October 2018, we entered into amended agreements with Bank of America, N.A. and Regions Bank providing for an aggregate amount of credit available to us under each line of credit of $50.0 million for the purpose of financing a portion of the cash purchase price payable in the acquisition of City Gear.
The terms of the Bank of America facility allow for borrowings up to $50.0 million with an interest rate agreed upon between the lender and us at the time a loan is made.  The terms of the Regions Bank facility allow for borrowings up to $50.0 million with an interest rate at one month LIBOR plus 1.5%.  Both facilities are unsecured, due on demand and expire in October 2021.  Under the provisions of both facilities, we do not pay commitment fees.  However, both are subject to negative pledge agreements that, among other things, restrict liens or transfers of assets including inventory, tangible or intangible personal property and land and land improvements.
At February 1, 2020, we had two unsecured credit facilities that allow borrowings up to $50.0 million each, and which expire in October 2021.  There were 331 days during the 52 weeks ended February 1, 2020, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $21.5 million and $38.0 million, respectively, and an average interest rate of 3.73%. At February 1, 2020, a total of $100.0 million was available to us from these facilities.
There were 95 days during the 52 weeks ended February 2, 2019, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $45.4 million and $75.0 million, respectively, and an average interest rate of 3.70%.
Subsequent to February 1, 2020, we incurred borrowings against our credit facilities of $50.0 million. However, on April 16, 2020, we entered into the Second Amended and Restated Note with Regions Bank (Amended Credit Facility) that provides for an aggregate amount of credit available to us of $75.0 million. The Amended Credit Facility supersedes the Regions Bank credit agreement dated October 2018, terminates the Bank of America credit agreement dated October 2018, matures on April 19, 2021 and is secured by all assets of the company with the exception of real property. Simultaneous to the execution of the Amended Credit Facility, the $50.0 million outstanding under our previous unsecured credit agreements with Regions Bank and Bank of America, were paid in full, the Bank of America, N.A. credit agreement dated October 2018 was terminated and we incurred borrowings against the Amended Credit Facility of $50.0 million. For additional information, see Note 14 "Subsequent Events."

Index
NOTE 7. LEASES
We lease our retail store locations, nearly all of which are operating leases. Store leases typically provide for initial terms of five to ten years. Many of our leases contain the following provisions:
•scheduled increases in rent payments over the lease term;
•tenant inducements;
•free rent periods;
•contingent rent based on net sales in excess of stipulated amounts;
•one or more renewal options at our discretion; and
•payments for common area maintenance, insurance and real estate taxes, most of which are variable in nature.

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

We determine whether an arrangement is a lease at inception. We have lease agreements that contain both lease and non-lease components. For store leases, we account for the lease components together with the non-lease components, such as common area maintenance. For office and transportation equipment leases, we separate the non-lease components from the lease components.

Beginning in Fiscal 2020, operating lease liabilities are recognized based on the present value of remaining fixed lease payments over the lease term. Operating lease ROU assets are recognized based on the calculated lease liability, adjusted for lease prepayments, initial direct costs and tenant inducements. Because the implicit rate is generally not readily determinable for our leases, we use our estimated incremental borrowing rate, on a collateralized basis over a similar term, as the discount rate to measure operating lease liabilities. Due to the absence of an independently published credit rating, our estimated incremental borrowing rate is determined based on a synthetic credit rating. We use a blend of a financial ratio analysis and a Z-spread analysis to calculate our synthetic credit rating. Our most recent debt instrument terms and interest rates are also considered. The collateralized synthetic credit rating is then used to determine the yield most consistent with the tenor of our portfolio lease term and is adjusted on an ongoing basis by the movement in the market rates. The collateralized synthetic credit rating is reevaluated periodically as needed based on company-specific and market conditions. Operating lease cost for fixed lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are generally expensed as incurred.

Our lease agreements do not contain material residual value guarantees or material restrictive covenants. ROU lease assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to test ROU assets (or asset groups that contain one or more ROU assets) for impairment, whether ROU assets are impaired, and if so, the amount of the impairment loss to recognize. An asset group impairment charge of approximately $1.5 million was recognized during Fiscal 2020.

Index
Store operating lease cost and logistics-related transportation equipment operating lease cost are included in cost of goods sold in the consolidated statements of operations. Office equipment and other transportation equipment operating lease cost is included in store operating, selling and administrative expenses in the consolidated statements of operations.

February 1, 2020 (52 weeks)
Operating lease cost	$71,096
Finance lease cost:
Amortization of assets	943
Interest on lease liabilities	223
Variable lease cost (1)	11,757
$84,019

1) Includes rent based on a percent of sales, common area maintenance, insurance and property tax.

Short-term leases are not recorded on our consolidated balance sheet and short-term lease cost is immaterial.
Finance right-of-use assets on the consolidated balance sheet at February 1, 2020 are shown net of accumulated amortization of $0.8 million.

The following table provides supplemental balance sheet information as of February 1, 2020 related to leases:

Weighted average remaining lease term (in years):
Operating leases	5
Finance leases	4

Weighted average discount rate:
Operating leases	4.1%
Finance leases	8.8%

The following table provides supplemental cash flow and other information related to leases for the 52 weeks ended February 1, 2020 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$74,992
Operating cash flows from finance leases	$223
Financing cash flows from finance leases	$977

ROU assets obtained in exchange for lease liabilities, net
Operating leases	$46,890
Finance leases	574

Index
Maturities of lease liabilities as of February 1, 2020 (in thousands):

	Operating	Finance	Total
Fiscal 2021	$69,705	$1,044	$70,749
Fiscal 2022	63,309	611	$63,920
Fiscal 2023	47,895	578	$48,473
Fiscal 2024	34,105	472	$34,577
Fiscal 2025	24,001	124	$24,125
Thereafter	39,717	143	$39,860
Total minimum lease payments	278,732	2,972	281,704
Less amount representing interest	27,384	383	27,767
	$251,348	$2,589	$253,937

As of February 1, 2020, we have entered into operating leases of approximately $3.4 million related to future store locations that have not yet commenced.
Prior to the adoption of ASC 842, we had entered into capital leases for certain property. At February 2, 2019, total capital lease obligations were $3.0 million, of which $1.0 million was included in short-term capital lease obligations and $2.0 million was included in long-term capital lease obligations on our consolidated balance sheet.

As previously disclosed in our 2019 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments due under non-cancelable capital and operating leases as of February 2, 2019 were as follows:

	Capital	Operating	Total
Fiscal 2020	$1,259	$68,002	$69,261
Fiscal 2021	951	58,666	59,617
Fiscal 2022	451	46,683	47,134
Fiscal 2023	408	34,011	34,419
Fiscal 2024	306	22,426	22,732
Thereafter	217	40,181	40,398
Total minimum lease payments	3,592	269,969	273,561
Less amount representing interest	581	—	581
	$3,011	$269,969	$272,980

NOTE 8. DEFINED CONTRIBUTION BENEFIT PLANS
We maintain the Hibbett Sports, Inc. 401(k) Plan (401(k) Plan) for the benefit of our employees.  The 401(k) Plan covers all employees who have completed one year of service.  Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law.  These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code, which allows deferral of income taxes on the amount contributed to the 401(k) Plan and which operates under the Safe Harbor provisions.  For Fiscal 2020, Fiscal 2019 and Fiscal 2018, we matched 100% of the first 3% of eligible compensation and 50% of the next 3% of eligible compensation for a total possible match of 4.5% of the first 6% of eligible compensation.  Contribution expense incurred under the 401(k) Plan for Fiscal 2020, Fiscal 2019 and Fiscal 2018 was $1.6 million, $1.3 million and $1.4 million, respectively.
We maintain the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under the 401(k) Plan was limited because of certain restrictions applicable to qualified plans.  The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation.  Contributions to the Supplemental Plan are not subject to matching provisions; therefore no contribution expense was incurred under the Supplemental Plan for Fiscal 2020, Fiscal 2019 and Fiscal 2018.  The Supplemental Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

Index
We maintain the Hibbett Sports, Inc. Executive Voluntary Deferral Plan (Voluntary Plan) that provides key executives of the Company an opportunity to defer, on a pre-tax basis, up to 50% of their base salary and up to 100% of any bonus earned.  Participants, at election, determine the date payout is to be made with payout options as either a lump-sum payout or installment payments over two to ten years.  The Voluntary Plan is subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA), and was effective February 1, 2010 and is also intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

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
NOTE 9. RELATED-PARTY TRANSACTIONS
The Company leases one store under a lease arrangement with AL Florence Realty Holdings 2010, LLC, a wholly owned subsidiary of Books-A-Million, Inc., (BAMM).  One of our Directors, Terrance G. Finley is an executive officer of BAMM.  Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 2022.  In Fiscal 2020, Fiscal 2019 and Fiscal 2018, minimum lease payments were $0.1 million.  Minimum lease payments remaining under this lease at February 1, 2020 and February 2, 2019 were $0.2 million and $0.3 million, respectively.
The Company honored certain contracts in place for its wholly owned subsidiary, City Gear, LLC., upon acquisition. The following listing represents those contracts of which Michael E. Longo, the Company's President and CEO, has an interest in, either directly or indirectly:
Memphis Logistics Group (MLG)
MLG provides logistics and warehousing services to City Gear. Mr. Longo owns a majority interest in MLG and the existing contract is effective through June 2020. The supply chain and logistic transition is currently in the planning stages. In Fiscal 2020 payments to MLG under the contract were $7.2 million. The amount outstanding to MLG at both February 1, 2020 and February 2, 2019 was $0.5 million and is included in accounts payable on our consolidated balance sheets.

T.I.G. Construction (TIG)
TIG historically performed the majority of new store and store remodel construction for City Gear and is owned by a close relative of Mr. Longo. These functions are currently being transitioned to the Company's property management department. In Fiscal 2020, payments to TIG for their services were $3.8 million. The amount outstanding to TIG at both February 1, 2020 and February 2, 2019 was $0.1 million and is included in accounts payable on our consolidated balance sheets.

Merchant's Capital (MC)
Merchant's Capital owns the office building where City Gear has its corporate offices in Memphis, Tennessee. Mr. Longo is a 33.3% partner in MC. The initial lease term ended on December 31, 2019 but has been extended to April 30, 2020 to allow for the transition of their corporate office to our Birmingham, Alabama location. In Fiscal 2020, minimum lease payments to MC were $0.3 million. Minimum lease payments remaining under this lease at February 1, 2020 were $51.2 thousand. There were no amounts outstanding to MC at February 1, 2020 or February 2, 2019.

In addition to the related party interests listed above, Mr. Longo also has a membership interest in the Earnout discussed in Note 3 - Acquisition, to these financial statements. Pursuant to the Membership Interest and Warrant Purchase Agreement dated October 29, 2018 and based on Fiscal 2020 financial results, original members and warrant holders of City Gear are entitled to the first earnout payment of $10.0 million payable within 45 days after the finalization and receipt of the Company's audited consolidated financial statements for each measurement period. Mr. Longo is entitled to approximately 22.8% of any earnout payment or up to $2.3 million in Fiscal 2021. If the maximum remaining Earnout payment of $15.0 million is earned based on Fiscal 2021 financial results, Mr. Longo would be entitled up to an additional $4.4 million payable in Fiscal 2022.

Index
NOTE 10. INCOME TAXES
A summary of the components of the provision/(benefit) for income taxes is as follows (in thousands):

	Fiscal Year Ended
	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)
Federal:
Current	$11,724	$7,375	$16,154
Deferred	(4,265)	339	3,257
	7,459	7,714	19,411
State:
Current	1,975	1,625	1,668
Deferred	(450)	(202)	338
	1,525	1,423	2,006
Provision for income taxes	$8,984	$9,137	$21,417

A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before provision for income taxes follows:

	Fiscal Year Ended
	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)
Tax provision computed at the federal statutory rate	21.00%	21.00%	33.72%
Effect of state income taxes, net of federal benefits	3.60	2.86	2.50
Enactment of the Tax Cuts and Jobs Act	—	—	1.39
Federal income tax credits	(1.99)	(1.36)	(0.32)
Executive compensation limitations	1.47	—	—
Equity compensation tax deficiencies	1.71	1.30	1.23
Other, net	(1.06)	0.53	(0.58)
	24.73%	24.33%	37.94%

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

Index
Deferred income taxes on the consolidated balance sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes.  The components of the deferred income taxes, net, are as follows (in thousands):

	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)
Rent	$64,753	$6,333
Inventories	3,275	3,442
Accruals	9,435	5,080
Stock-based compensation	2,767	3,681
Other	120	328
Total deferred tax assets	80,350	18,864
Rent	(58,528)	—
Accumulated depreciation and amortization	(11,329)	(15,089)
Prepaid expenses	(1,241)	(1,420)
State taxes	(256)	(77)
Total deferred tax liabilities	(71,354)	(16,586)
Deferred income taxes, net	$8,996	$2,278
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

Index
A reconciliation of the unrecognized tax benefit, excluding estimated interest and penalties, under ASC Subtopic 740-10 follows (in thousands):

	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)	February 3, 2018 (53 weeks)
Unrecognized tax benefits - beginning of year	$1,245	$1,156	$1,267
Gross increases - tax positions in prior period	—	246	140
Gross decreases - tax positions in prior period	(234)	(10)	(7)
Gross increases - tax positions in current period	—	107	70
Settlements	—	—	—
Lapse of statute of limitations	(193)	(254)	(314)
Unrecognized tax benefits - end of year	$818	$1,245	$1,156

We classify interest and penalties recognized on unrecognized tax benefits as income tax expense.  We have accrued interest and penalties in the amount of $0.1 million, $0.2 million and $0.1 million as of February 1, 2020, February 2, 2019 and February 3, 2018, respectively.  During Fiscal 2020, Fiscal 2019 and Fiscal 2018, we recorded $(19,000), $18,000 and $4,000, respectively, for the accrual of interest and penalties in the consolidated statement of operations.
Of the unrecognized tax benefits as of February 1, 2020, February 2, 2019 and February 3, 2018, $0.6 million, $1.0 million and $1.0 million, respectively, if recognized, would affect our effective income tax rate.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020. The CARES Act includes, among other things, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. These amendments allow for retroactive accelerated income tax depreciation on certain of our leasehold improvement assets. We are currently assessing the financial impact of these technical amendments on our business, which could be significant.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Annual Bonuses and Equity Incentive Awards
Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance.  At February 2020 and February 2019, there was $8.7 million and $3.9 million, respectively, of annual bonus-related expense included in accrued payroll expenses.
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
Legal Proceedings and Other Contingencies
We are a party to various legal proceedings incidental to our business.  Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet.  We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto.  We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition.  We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved.  At February 2020 and February 2019, the estimated liability is immaterial.

Index
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
NOTE 12. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables set forth certain unaudited consolidated financial data for the quarters indicated (dollar amounts in thousands, except per share amounts):

	Fiscal Year Ended February 1, 2020
	First (13 weeks)	Second (13 weeks)	Third (13 weeks)	Fourth (13 weeks)
Net sales	$343,295	$252,440	$275,475	$313,024
Gross margin	$118,603	$76,373	$90,168	$98,743
Operating income (loss)	$37,342	$(11,641)	$2,624	$7,793
Net income (loss)	$27,857	$(8,778)	$2,265	$6,001

Basic earnings (loss) per share	$1.52	$(0.49)	$0.13	$0.35
Diluted earnings (loss) per share	$1.50	$(0.49)	$0.13	$0.34

	Fiscal Year Ended February 2, 2019
	First (13 weeks)	Second (13 weeks)	Third (13 weeks)	Fourth (14 weeks)
Net sales	$274,707	$211,123	$216,888	$305,964
Gross margin	$96,773	$66,351	$70,512	$95,099
Operating income (loss)	$28,621	$(1,885)	$1,842	$8,963
Net income (loss)	$21,509	$(1,222)	$1,499	$6,634

Basic earnings (loss) per share	$1.13	$(0.06)	$0.08	$0.36
Diluted earnings (loss) per share	$1.12	$(0.06)	$0.08	$0.36

Quarterly gross margin in Fiscal 2020 will not foot to the fiscal gross margin amount in our audited consolidated statement of operations due to a reclassification of certain store occupancy costs between SG&A and gross margin in the third quarter. This reclassification had no impact on net sales, net income or earnings per share. In the opinion of our management, this unaudited information has been prepared on the same basis as the audited information.  The operating results from any quarter are not necessarily indicative of the results to be expected for any future period.

Index
NOTE 13. FAIR VALUE MEASUREMENTS
ASC Topic 820, Fair Value Measurement, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of inputs used to measure fair value are as follows:
•Level I – Quoted prices in active markets for identical assets or liabilities.
•Level II – Observable inputs other than quoted prices included in Level I.
•Level III – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	February 1, 2020			February 2, 2019
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$554	$—	$—	$158	$—	$—
Long-term investments	2,208	—	—	2,377	—	—
Short-term contingent earnout	—	—	9,958	—	—	—
Long-term contingent earnout	—	—	11,099	—	—	9,200
Total	$2,762	$—	$21,057	$2,535	$—	$9,200
Short-term investments are reported in prepaid expenses and other while long-term investments are reported in other assets, net, in our consolidated balance sheets.

The long-term contingent earnout represents the fair value of potential additional payments outlined in the Purchase Agreement to the members and warrant holders of City Gear if certain financial goals are achieved over the next two fiscal years (Fiscal 2020 and Fiscal 2021).  The earnout was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, risk-free rate and dividend yield.  The earnout will be re-valued each quarter and any change in valuation will flow through our statements of operations. Subsequent to February 2, 2019, there was an opening balance sheet adjustment to the long-term contingent earnout which reduced the opening balance to $6.0 million. The estimated valuation of the contingent earnout increased during Fiscal 2020 by $15.1 million.

NOTE 14. SUBSEQUENT EVENTS

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to spread throughout the United States and world. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, especially when congregating in heavily populated areas, such as malls and shopping centers. In addition, to date the vast majority of our store locations are closed temporarily to the public as a result of shopping malls closure and government imposed business activity restrictions, although a large portion of these stores are still able to ship merchandise through our e-commerce platform.

In response to the significant ongoing uncertainty around the severity and duration of the COVID-19 pandemic, effective April 13, 2020, the Company has temporarily furloughed the majority of our store employee population.
COVID-19 is having a significant effect on overall economic conditions in the United States. Our top priority is to protect our associates and their families, as well as our customers. We are taking all precautionary measures as directed by health authorities and local and national governments. We continue to monitor the outbreak of COVID-19 and other closures, or closures for a longer period of time, may be required to help ensure the health and safety of our associates and our customers. COVID-19 has, and may continue to have, an effect on ports and trade, as well as global travel. Given the dynamic nature of these circumstances, the duration of business disruption and reduced customer traffic, the impact on our results of operations, financial position and liquidity cannot be reasonably estimated but is expected to materially impact our business for the first quarter and full year of Fiscal 2021.

In March 2020, we borrowed $50.0 million under our credit facilities as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. The proceeds from such borrowings may be used for working capital, capital expenditures and general corporate purposes.

Index
On April 16, 2020, we entered into the Amended Credit Facility that provides for an aggregate amount of credit available to us of $75.0 million. The Amended Credit Facility supersedes the Regions Bank credit agreement dated October 2018, terminates the Bank of America credit agreement dated October 2018, matures on April 19, 2021 and is secured by all assets of the company with the exception of real property.

Simultaneous to the execution of the Amended Credit Facility, the $50.0 million outstanding under our previous unsecured credit agreements with Regions Bank and Bank of America, N.A., were paid in full, the Bank of America, N.A. credit agreement dated October 2018 was terminated and we incurred borrowings under the Amended Credit Facility of $50.0 million.

Borrowings under the Amended Credit Facility bear interest at the one-month LIBOR rate plus 2.5% from April 16, 2020 through October 16, 2020 and the one-month LIBOR rate plus 3.0% from October 17, 2020 through the maturity date. There were no origination fees and we do not pay any commitment fees. The Amended Credit Facility includes a loan fee of $50,000 payable to Regions Bank at the maturity date or if the agreement is terminated prior to the maturity date for any reason including due to an event of default. The loan fee will be waived if the Amended Credit Facility is terminated due to refinancing of the loan with an asset-based loan facility provided by Regions Bank.

The Amended Credit Facility has one financial covenant which requires us to maintain inventory with a minimum value of $150.0 million at all times (measured at the lower of cost or market consistent with generally accepted accounting principles). As of April 16, 2020, we are in compliance with this covenant. The Amended Credit Agreement also restricts us from engaging in certain acquisitions and from incurring indebtedness, other than certain customary permitted indebtedness related to business operations.

The CARES Act was enacted on March 27, 2020. The CARES Act includes, among other things, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. These amendments allow for retroactive accelerated income tax depreciation on certain of our leasehold improvement assets. We are currently assessing the financial impact of these technical amendments on our business, which could be significant.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
(a)Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and President (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding the required disclosures.
As of February 1, 2020, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a and 15d-15(e) under the Exchange Act).  Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of February 1, 2020.
(b)Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2020, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of February 1, 2020.

Index
KPMG LLP, our independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of February 1, 2020 included in Item 8 herein.
(c)Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
The information contained in the section entitled “Liquidity and Capital Resources” in Item 7 with respect to the Amended Credit Facility is incorporated herein by reference.
PART III
With the exception of the information specifically incorporated by reference from our Proxy Statement for the 2020 Annual Meeting of Stockholders (2020 Proxy Statement) in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2020 Proxy Statement shall not be deemed to be a part of, or incorporated by reference into, this Form 10-K.
Item 10.  Directors, Executive Officers and Corporate Governance.
The following information required by this Item is incorporated by reference from the 2020 Proxy Statement:
•Information regarding our directors is found under the heading “The Board of Directors.”
•Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, related person transactions and legal proceedings is found under the heading “Delinquent Section 16(a) Reports, Related Person Transactions and Legal Proceedings.”
•Information regarding the Company’s Audit Committee financial expert(s) is found under the heading “Committees of the Board of Directors - Audit Committee - Audit Committee Financial Experts.”
•Information regarding the members of the Audit Committee is found under the heading “Committees of the Board of Directors - Audit Committee.”

We have adopted a Code of Business Conduct and Ethics (Code) for all Company employees, including our Named Executive Officers as determined for our 2020 Proxy Statement.  We have also adopted a set of Corporate Governance Guidelines (Guidelines) and charters for all of our Board Committees, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for senior executive and financial officers as well as any change or amendments to our Guidelines or committee charters by posting such information on our website.  The Code, Guidelines and charters are posted on our website, www.hibbett.com under “Investor Relations.” Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K.
The information concerning our executive officers required by this Item is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Information about our Executive Officers.”  Each of our executive officers is elected annually.
Item 11. Executive Compensation.
The following information required by this Item is incorporated by reference from the 2020 Proxy Statement:
•Information regarding executive compensation is found under the headings “Compensation Discussion and Analysis” and “Annual Compensation of Executive Officers.”
•Information regarding the report of the Compensation Committee on executive compensation is found under the heading “Compensation Committee Report.”
•Information regarding Compensation Committee interlocks is found under the heading “Compensation Committee Interlocks and Insider Participation.”
•Information regarding director compensation is found under the heading “Compensation of Non-Employee Directors.”

Index
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding the stock ownership of directors, executive officers and five percent beneficial owners is found under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2020 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information on the equity securities of the Company that are authorized for issuance under its equity compensation plans as of February 1, 2020:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	882,335	$36.56	820,567
Equity compensation plans not approved by security holders	—	—	—
TOTAL	882,335	$36.56	820,567
(1)Includes 529,696 RSUs and 56,355 PSUs that may be awarded if specified targets and/or service periods are met.  It also includes 9,062 DSUs.  The weighted average exercise price of outstanding options does not include these awards.
(2)Includes 202,602 shares remaining under our ESPP and 126,291 shares remaining under our Deferred Plan without consideration of shares subject to purchase in the purchasing period ending March 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information regarding related party transactions and director independence required by this Item is found under the headings “Related Person Transactions” and “Our Board of Directors and Corporate Governance Matters - Board Composition - Director Independence” in the 2020 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information regarding principal accountant fees and services required by this Item is found under the headings “Audit Matters - Fees Paid to Independent Registered Public Accounting Firm” and “Audit Matters - Policy on Pre-Approval of Audit and Permissible Non-Audit Services” in the 2020 Proxy Statement and is incorporated herein by reference.

Index
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)Documents filed as part of this report:

Number		Description	Page
1.		Financial Statements.

		The following Consolidated Financial Statements and Supplementary Data of the Company and Independent Registered Public Accounting Firm’s Report on such Consolidated Financial Statements are included in Part II, Item 8 of this report:

		Report of Independent Registered Public Accounting Firm	43
		Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019	45
		Consolidated Statements of Operations for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018	46
		Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018	47
		Consolidated Statements of Stockholders’ Investment for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018	48
		Notes to Consolidated Financial Statements	49

2.		Financial Statement Schedules.

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

		Certificates of Incorporation and By-Laws
3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 28, 2019.

		Instruments Defining the Rights of Securities Holders
4.1		Form of Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.
4.2	*	Description of Securities.

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

10.4	†
Hibbett Sports, Inc. 2012 Non-Employee Director Equity Plan; incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.

10.5	†
Hibbett Sports, Inc. Non-Employee Director Non-Qualified Option Agreement (Initial Grant, Service Requirement); incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.6	†
Hibbett Sports, Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Initial Grant, Service Requirement); incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.7	†
Hibbett Sports, Inc. Non-Employee Director Non-Qualified Option Agreement (Annual Grant; Fully Vested); incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.8	†
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

10.10	†
Change in Control Severance Agreement; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008.

10.11	†
Executive Restricted Stock Unit Award Agreement; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008.

10.12	†
Hibbett Sports, Inc. 2015 Equity Incentive Plan; incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission of April 23, 2015.

10.13	†
Hibbett Sports, Inc. 2016 Executive Officer Cash Bonus Plan; incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 21, 2016.

10.14	†
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

10.16	†
Hibbett Sports, Inc. 2015 Director Deferred Compensation Plan; incorporated herein by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 23, 2015.

10.17	†
Standard Restricted Stock Unit Award Agreement; incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 7, 2016.

10.18	†
Executive Restricted Stock Unit Award Agreement; incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 13, 2018.

10.19	†
Form of Special 2019 Restricted Stock Unit Award Agreement; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2019.

Index

Number		Description	Page
10.20	†	Form of Retention Agreement; incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2019.
10.21	†
Retirement Agreement between Hibbett Sporting Goods, Inc. and Jeffry O. Rosenthal, dated May 10, 2019; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2019.

10.22	†
Amendment to Retirement Agreement, between Hibbett Sporting Goods, Inc. and Jeffry O. Rosenthal, effective December 16, 2019; incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019.

10.23	†
Consulting Agreement between Hibbett Sporting Goods, Inc. and Scott R. Humphrey, effective September 29, 2019; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2019.

10.24	†
Employment Agreement between Hibbett Sporting Goods, Inc. and Michael E. Longo, effective December 16, 2019; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019.

10.25	†
Change in Control Severance Agreement, between Hibbett Sports, Inc. and Michael E. Longo, effective December 16, 2019; incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019.

10.26	* †	Separation Agreement and Release, between Hibbett Sports, Inc. and Cathy Pryor, effective April 1, 2020.
10.27	*	Second Amended and Restated Note with Regions Bank; incorporated herein as Exhibit 10.27.

Subsidiaries of the Registrant
21	List of Company’s Subsidiaries:
1)      Hibbett Sporting Goods, Inc., a Delaware Corporation
2)      City Gear, LLC, a Tennessee Limited Liability Company
3)      Hibbett Digital Management, LLC, an Alabama Limited Liability Company
4)      Gift Card Services, LLC., a Virginia Limited Liability Company
5)      Hibbett Wholesale, Inc., an Alabama Corporation
6)      Hibbett Holdings, LLC, an Alabama Limited Liability Company

Consents of Experts and Counsel
23.1	*	Consent of Independent Registered Public Accounting Firm (filed herewith)

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Interactive Data Files

The following financial information from the Annual Report on Form 10-K for the fiscal year ended February 1, 2020, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Audited Consolidated Balance Sheets at February 1, 2020 and February 2, 2019; (ii) the Audited Consolidated Statements of Operations for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018; (iii) the Audited Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018; (vi) the Audited Statements of Stockholders’ Investment for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018; (v) the Notes to Audited Consolidated Financial Statements.

Index

Number		Description	Page
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
	*	Filed Within
	†	Management Contract or Compensatory Plan or Arrangement

Item 16. Form 10-K Summary.
Not applicable.

Index
SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT SPORTS, INC.

Date:	April 16, 2020	By:	/s/ Scott Humphrey
Scott Humphrey Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Longo	Chief Executive Officer, President and Director (Principal Executive Officer)	April 16, 2020
Michael E. Longo

/s/ Scott Humphrey	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2020
Scott Humphrey

/s/ Anthony F. Crudele	Chairman of the Board	April 16, 2020
Anthony F. Crudele

/s/ Jane F. Aggers	Director	April 16, 2020
Jane F. Aggers

/s/ Karen S. Etzkorn	Director	April 16, 2020
Karen S. Etzkorn

/s/ Terry G. Finley	Director	April 16, 2020
Terry G. Finley

/s/ Dorlisa K. Flur	Director	April 16, 2020
Dorlisa K. Flur

/s/ James A. Hilt	Director	April 16, 2020
James A. Hilt

/s/ Lorna E. Nagler	Director	April 16, 2020
Lorna E. Nagler

/s/ Ralph T. Parks	Director	April 16, 2020
Ralph T. Parks

/s/ Alton E. Yother	Director	April 16, 2020
Alton E. Yother