Form 10-K/A
period 2020-02-01
HIBBETT SPORTS INC
filed 2020-04-17
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: February 1, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:  __________________________ to __________________________
Commission file number:          000-20969
HIBBETT SPORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8159608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2700 Milan Court, Birmingham, Alabama  35211
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

EXPLANATORY NOTE

Hibbett Sports, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended February 1, 2020 (the “Form 10-K”), as filed with the Securities and Exchange Commission on April 16, 2020. The sole purpose of this Amendment is to refile Exhibit 23.1 that was originally filed with the Form 10-K to correct two typographical errors within the exhibit that inadvertently referred to incorrect dates.

This Amendment speaks as of the original filing date, does not reflect events occurring after the filing of the Form 10-K and does not modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing, and except for the changes to Exhibit 23.1 described above, this Amendment does not otherwise update any exhibits as originally filed or previously amended. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act.

Item 15. Exhibits, Financial Statement Schedules.
(a)Documents filed as part of this report:

Number	Description
1.	Financial Statements.

The following Consolidated Financial Statements and Supplementary Data of the Company and Independent Registered Public Accounting Firm’s Report on such Consolidated Financial Statements are included in Part II, Item 8 are incorporated by reference to our Annual Report on form 10-K filed with the Securities and Exchange Commission on April 16, 2020.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019
Consolidated Statements of Operations for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018
Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018
Consolidated Statements of Stockholders' Investment for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018
Notes to Consolidated Financial Statements

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

Certificates of Incorporation and By-Laws
3.1	Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2	Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 28, 2019.

Instruments Defining the Rights of Securities Holders
4.1	Form of Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.
4.2	Description of Securities; incorporated herein by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2020.

Material Contracts
10.1
Membership Interest and Warrant Purchase Agreement; incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2018.

Number		Description
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

Number		Description
10.20	†	Form of Retention Agreement; incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2019.
10.21	†
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

10.26	†
Separation Agreement and Release, between Hibbett Sports, Inc. and Cathy Pryor, effective April 1, 2020; incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2020.

10.27
Second Amended and Restated Note with Regions Bank; incorporated herein by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2020.

Subsidiaries of the Registrant
21	List of Company’s Subsidiaries:
1)      Hibbett Sporting Goods, Inc., a Delaware Corporation
2)      City Gear, LLC, a Tennessee Limited Liability Company
3)      Hibbett Digital Management, LLC, an Alabama Limited Liability Company
4)      Gift Card Services, LLC., a Virginia Limited Liability Company
5)      Hibbett Wholesale, Inc., an Alabama Corporation
6)      Hibbett Holdings, LLC, an Alabama Limited Liability Company

Consents of Experts and Counsel
23.1	*	Consent of Independent Registered Public Accounting Firm (filed herewith)

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer (filed herewith)
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer (filed herewith)
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Interactive Data Files

101.INS		XBRL Instance Document; incorporated herein by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2020.
101.SCH		XBRL Taxonomy Extension Schema Document; incorporated herein by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2020.

Number		Description
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document; incorporated herein by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2020.
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document; incorporated herein by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2020.
101.LAB		XBRL Taxonomy Extension Label Linkbase Document; incorporated herein by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2020.
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document; incorporated herein by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2020.
	*	Filed Within
	†	Management Contract or Compensatory Plan or Arrangement

SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT SPORTS, INC.

Date:	April 16, 2020	By:	/s/ Scott Humphrey
Scott Humphrey Interim Chief Financial Officer (Principal Financial and Accounting Officer)