Form 10-Q
period 2020-05-02
HIBBETT SPORTS INC
filed 2020-06-08
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
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
Shares of common stock, par value $0.01 per share, outstanding as of June 5, 2020, were 16,532,357 shares.

HIBBETT SPORTS, INC.

Index
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements.
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	May 2, 2020	February 1, 2020	May 4, 2019
Current Assets:
Cash and cash equivalents	$106,205	$66,078	$116,963
Receivables, net	20,003	8,477	8,284
Inventories, net	241,984	288,011	248,548
Other current assets	12,302	9,946	12,995
Total current assets	380,494	372,512	386,790

Property and equipment, net	97,771	100,956	107,673
Operating right-of-use assets	219,436	229,155	224,870
Finance right-of-use assets, net	2,548	2,250	2,228

Goodwill	—	19,661	19,661
Tradename intangible asset	23,500	32,400	32,400
Deferred income taxes, net	11,429	8,996	3,216
Other assets, net	3,391	3,829	3,868
Total Assets	$738,569	$769,759	$780,706

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable	$98,149	$131,662	$105,834
Operating lease liabilities	66,791	60,649	66,268
Credit facilities	50,000	—	26,000
Finance lease obligations	876	886	973
Accrued payroll expenses	6,359	20,530	7,322
Other accrued expenses	21,473	19,934	15,604
Total current liabilities	243,648	233,661	222,001

Operating lease liabilities	185,035	190,699	188,839
Finance lease obligations	1,994	1,704	1,777
Unrecognized tax benefits	954	955	1,370
Other liabilities	2,371	13,757	9,537
Total liabilities	434,002	440,776	423,524

Stockholders' Investment:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 39,255,293, 39,140,575 and 39,100,509 shares issued at May 2, 2020, February 1, 2020 and May 4, 2019, respectively	393	391	391
Paid-in capital	190,260	188,879	186,462
Retained earnings	769,315	784,942	785,454
Treasury stock, at cost; 22,739,229, 22,280,316 and 20,945,674 shares repurchased at May 2, 2020, February 1, 2020 and May 4, 2019, respectively	(655,401)	(645,229)	(615,125)
Total stockholders' investment	304,567	328,983	357,182
Total Liabilities and Stockholders' Investment	$738,569	$769,759	$780,706
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13-Weeks Ended
	May 2, 2020	May 4, 2019
Net sales	$269,837	$343,295
Cost of goods sold	195,690	224,692
Gross margin	74,147	118,603
Store operating, selling and administrative expenses	69,673	74,038
Goodwill impairment	19,661	—
Depreciation and amortization	6,870	7,223
Operating (loss) income	(22,057)	37,342
Interest income, net	170	46
(Loss) income before provision for income taxes	(22,227)	37,296
(Benefit) provision for income taxes	(6,940)	9,439
Net (loss) income	$(15,287)	$27,857

Basic (loss) earnings per share	$(0.92)	$1.52
Diluted (loss) earnings per share	$(0.92)	$1.50

Weighted average shares outstanding:
Basic	16,546	18,308
Diluted	16,546	18,535
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	13-Weeks Ended
	May 2, 2020	May 4, 2019
Cash Flows From Operating Activities:
Net (loss) income	$(15,287)	$27,857
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,870	7,223
Stock-based compensation	1,217	507
Impairment charges	32,648	—
Contingent earnout valuation	(10,980)	600
Other non-cash adjustments to net income	(2,914)	3,622
Changes in operating assets and liabilities:
Inventories, net	46,027	30,783
Receivables, net	(11,866)	2,131
Accounts payable	(33,513)	(1,481)
Other assets and liabilities	(8,320)	816
Net cash provided by operating activities	3,882	72,058

Cash Flows From Investing Activities:
Capital expenditures	(4,059)	(2,469)
Other, net	612	(54)
Net cash used in investing activities	(3,447)	(2,523)

Cash Flows From Financing Activities:
Proceeds under credit facilities	115,918	—
Repayments under credit facilities	(65,918)	(9,000)
Cash used for stock repurchases	(9,748)	(4,799)
Net payments on finance lease obligations	(301)	(242)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	165	203
Other, net	(424)	(490)
Net cash provided by (used in) financing activities	39,692	(14,328)

Net increase in cash and cash equivalents	40,127	55,207
Cash and cash equivalents, beginning of period	66,078	61,756
Cash and cash equivalents, end of period	$106,205	$116,963
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders Investment
(in thousands)

13-Weeks Ended May 2, 2020
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - February 1, 2020	39,141	$391	$188,879	$784,942	22,280	$(645,229)	$328,983
Net loss	—	—	—	(15,287)	—	—	(15,287)
Issuance of shares through the Company's equity plans	114	2	164	—	—	—	166
Adjustment for adoption of accounting standard(1)	—	—	—	(340)	—	—	(340)
Purchase of shares under the stock repurchase program	—	—	—	—	428	(9,748)	(9,748)
Settlement of net share equity awards	—	—	—	—	31	(424)	(424)
Stock-based compensation	—	—	1,217	—	—	—	1,217
Balance - May 2, 2020	39,255	$393	$190,260	$769,315	22,739	$(655,401)	$304,567

13-Weeks Ended May 4, 2019
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - February 2, 2019	38,983	$390	$185,752	$759,677	20,686	$(609,770)	$336,049
Net income	—	—	—	27,857	—	—	27,857
Issuance of shares through the Company's equity plans	118	1	203	—	—	—	204
Adjustment for adoption of accounting standard(2)	—	—	—	(2,080)	—	—	(2,080)
Purchase of shares under the stock repurchase program	—	—	—	—	230	(4,799)	(4,799)
Settlement of net share equity awards	—	—	—	—	29	(556)	(556)
Stock-based compensation	—	—	507	—	—	—	507
Balance - May 4, 2019	39,101	$391	$186,462	$785,454	20,945	$(615,125)	$357,182
Note: Columns may not foot due to rounding.

(1) Adoption of Accounting Standards Update (ASU) No. 2016-13, Topic 326, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. See Note 2, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.
(2) Adoption of ASU 2016-02, Topic 842, Leases. See Note 2, Recent Accounting Pronouncements, in our Annual Report on Form 10-K filed on April 16, 2020.

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (including the condensed consolidated balance sheet as of February 1, 2020, which has been derived from audited financial statements) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to “we,” “our,” “us” and the “Company” refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed on April 16, 2020. The unaudited condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described in our 2020 Annual Report and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.

Impact of the Novel Coronavirus (COVID-19)

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and has led to adverse impacts on the U.S. and global economies. The outbreak of COVID-19 and related measures to quell the outbreak have impacted our inventory supply chain, operations and customer demand. The Company’s stores and distribution centers have continued to operate where permitted by governmental jurisdictions during the COVID-19 pandemic, and the Company is committed to maintaining a safe work and shopping environment. The COVID-19 pandemic could further affect the Company's operations and the operations of its suppliers and vendors as a result of continuing shelter-in-place orders, restrictions and limitations on travel, limitations on store or facility operations up to and including closures, and other governmental, business or consumer actions. The extent to which the COVID-19 pandemic will impact the Company’s operations, liquidity or financial results in subsequent periods is uncertain, but such impact could be material.

Property and Equipment

Property and equipment are recorded at cost.  Finance lease assets are shown as right-of-use (ROU) assets and are excluded from property and equipment (see Note 3, Leases).

Property and equipment as of May 2, 2020, February 1, 2020 and May 4, 2019 consists of the following (in thousands):

	May 2, 2020	February 1, 2020	May 4, 2019
Land	$7,277	$7,277	$7,277
Buildings	21,635	21,635	21,311
Equipment	96,606	95,100	96,003
Furniture and fixtures	36,931	37,048	37,225
Leasehold improvements	103,642	102,528	101,540
Construction in progress	603	1,660	1,485
Total property and equipment	266,694	265,248	264,841
Less: accumulated depreciation and amortization	168,923	164,292	157,168
Total property and equipment, net	$97,771	$100,956	$107,673

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

Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheets and was $2.3 million, $2.7 million and $2.3 million at May 2, 2020, February 1, 2020 and May 4, 2019, respectively.

Gift Cards: Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue.  Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise.  Unredeemed gift cards are recorded in accounts payable on our unaudited condensed consolidated balance sheets.

The net deferred revenue liability for gift cards, customer orders and layaways at May 2, 2020, February 1, 2020 and May 4, 2019 was $13.2 million, $7.7 million and $7.5 million, respectively, and is recognized in accounts payable on our unaudited condensed consolidated balance sheets. Gift card breakage income is recognized in net sales in proportion to the redemption pattern of rights exercised by the customer and was not material in any period presented.

During the 13-weeks ended May 2, 2020 and May 4, 2019, $0.5 million and $0.8 million of gift card deferred revenue from prior periods was realized, respectively.

Return Sales: The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price. The liability is included in accounts payable on our unaudited condensed consolidated balance sheets. The return asset and corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer is immaterial.

Revenues disaggregated by major product categories are as follows (in thousands):

	13-Weeks Ended
	May 2, 2020	May 4, 2019
Footwear	$166,242	$215,075
Apparel	79,407	79,557
Equipment	24,188	48,663
Total	$269,837	$343,295

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and the City Gear tradename are indefinite-lived assets which are not amortized but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that it is more likely than not that

Index
an asset is impaired. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment and a significant sustained decline in the market price of our stock. If it is more likely than not than an asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment charge to current income.

Due to the macroeconomic impact of the COVID-19 pandemic, we determined that indicators of potential impairment were present during the 13-weeks ended May 2, 2020. As a result, we performed interim impairment testing on goodwill and the City Gear tradename as of April 15, 2020, using updated assumptions around prospective financial information, growth rates, discount rates applied to future cash flows, and comparable multiples from publicly traded companies in our industry.

In valuing goodwill, we use a combination of the Discounted Cash Flow methodology and the Guideline Public Company methodology which require assumptions related to future cash flows, discount rate and comparable public company entities. In the 13-weeks ended May 2, 2020, we determined that goodwill of our City Gear reporting unit was fully impaired and recognized a non-cash impairment charge of $19.7 million. No impairment related to goodwill was recognized during the year ended February 1, 2020 or the 13-weeks ended May 4, 2019.

(in thousands)
Goodwill balance at February 1, 2020	$19,661
Impairment losses	(19,661)
Goodwill balance at May 2, 2020	$—

In valuing the tradename intangible, we use the Relief from Royalty method which requires assumptions related to future revenues, royalty rate and discount rate. In the 13-weeks ended May 2, 2020, we determined that the City Gear tradename was partially impaired and recognized a non-cash impairment charge of $8.9 million in store operating, selling and administrative expenses on our unaudited condensed consolidated statement of operations. No impairment related to the tradename was recognized during the year ended February 1, 2020 or the 13-weeks ended May 4, 2019.

(in thousands)
Tradename intangible asset balance at February 1, 2020	$32,400
Impairment losses	(8,900)
Tradename intangible asset balance at May 2, 2020	$23,500

2. Recent Accounting Pronouncements

Standards that were adopted

We adopted Financial Accounting Standard Board (FASB) ASU 2016-13, Topic 326, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which revised the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. Historical experience, current economic conditions and reasonable supportable forecasts are considered in establishing an allowance for credit losses which is shown on the unaudited condensed consolidated balance sheet in receivables, net. The adoption of ASU-2016-03 did not have a material impact on our unaudited condensed consolidated financial statements.

We adopted ASU 2017-04, Topic 350, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, which is intended to simplify the subsequent measurement of goodwill. The amendments in ASU 2017-04 modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Goodwill impairment is no longer determined by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities, as if that reporting unit had been acquired in a business combination. As a result, we will measure impairment using the difference between the carrying amount and the fair value of the reporting unit, if required.

Standards that are not yet adopted

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations. As of May 2, 2020, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.

Index

3. Leases

We lease all of our retail store locations; nearly all of which are operating leases. Store leases typically provide for initial terms of five to ten years. Many of our store leases contain the following provisions:
•scheduled increases in rent payments over the lease term,
•tenant inducements,
•free rent periods,
•contingent rent based on net sales in excess of stipulated amounts,
•one or more renewal options at our discretion, and
•payments for common area maintenance, insurance and real estate taxes, most of which are variable in nature.

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

In April 2020, the Financial Accounting Standards Board (FASB) issued a staff question-and-answer document (Staff Q&A) to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Under current U.S. GAAP, subsequent changes to lease payments that are not stipulated in the original lease are generally accounted for as lease modifications under ASC Topic 842, Leases. The Staff Q&A grants relief by allowing companies to make an accounting policy election to not evaluate lease concessions related to the effects of the COVID-19 pandemic as lease modifications. We did not elect to utilize this alternative accounting.

Our lease agreements do not contain material residual value guarantees or material restrictive covenants. ROU lease assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to test ROU assets (or asset groups that contain one or more ROU assets) for impairment, whether ROU assets are impaired, and if so, the amount of the impairment loss to recognize. An asset group impairment charge of approximately $4.1 million and $1.1 million was recognized in the 13-weeks ended May 2, 2020 and May 4, 2019, respectively.

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

	13-weeks ended
	May 2, 2020	May 4, 2019
Operating lease cost	$17,139	$17,138
Finance lease cost:
Amortization of assets	235	237
Interest on lease liabilities	48	65
Variable lease cost	(1,208)	385
	$16,214	$17,825

Short-term lease cost is immaterial.

Index

Finance right-of-use assets on the unaudited condensed consolidated balance sheet at May 2, 2020, February 1, 2020 and May 4, 2019 are shown net of accumulated amortization of $1.0 million, $0.8 million and $0.2 million, respectively.

The following table provides supplemental balance sheet information related to leases:

	May 2, 2020	February 1, 2020	May 4, 2019
Weighted average remaining lease term (in years):
Operating leases	5	5	5
Finance leases	4	4	4

Weighted average discount rate:
Operating leases	3.9%	4.1%	4.2%
Finance leases	7.6%	8.8%	11.6%

The following table provides supplemental cash flow and other information related to leases (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:

	13-weeks ended
	May 2, 2020	May 4, 2019
Operating cash flows from operating leases	$19,724	$17,269
Operating cash flows from finance leases	$48	$65
Financing cash flows from finance leases	$301	$242

ROU assets obtained in exchange for lease liabilities, net
Operating leases	$9,524	$10,142
Finance leases	$533	$—

Maturities of lease liabilities as of May 2, 2020 (in thousands):

	Operating	Finance	Total
Remainder of Fiscal 2021	$57,757	$840	$58,597
Fiscal 2022	65,452	740	66,192
Fiscal 2023	50,045	707	50,752
Fiscal 2024	35,575	597	36,172
Fiscal 2025	25,043	178	25,221
Thereafter	43,039	169	43,208
Total minimum lease payments	276,911	3,231	280,142
Less amount representing interest	25,085	361	25,446
	$251,826	$2,870	$254,696

As of May 2, 2020, we have entered into operating leases of approximately $0.9 million related to future store locations that have not yet commenced.
4. Fair Value of Financial Instruments
We utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value.  The three levels of inputs used to measure fair value are as follows:
Level I   – Quoted prices in active markets for identical assets or liabilities.
Level II   –  Observable inputs other than quoted prices included in Level I.

Index
Level III  – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The table below segregates all financial assets and financial liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value as of May 2, 2020, February 1, 2020 and May 4, 2019 (in thousands):

	May 2, 2020			February 1, 2020			May 4, 2019
	Level I	Level II	Level III	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$468	$—	$—	$554	$—	$—	$199	$—	$—
Long-term investments	1,844	—	—	2,208	—	—	2,499	—	—
Short-term contingent earnout	—	—	10,000	—	—	9,958	—	—	—
Long-term contingent earnout	—	—	77	—	—	11,099	—	—	6,600
Total investments	$2,312	$—	$10,077	$2,762	$—	$21,057	$2,698	$—	$6,600
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
The short-term and long-term contingent earnouts represent the fair value of potential additional payments outlined in the Purchase Agreement to the members and warrant holders of City Gear if certain financial goals are achieved in Fiscal 2020 and Fiscal 2021. The total earnout was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, risk-free rate and dividend yield. The earnout is re-valued each quarter and any change in valuation is recognized in our statements of operations. As a result of the revaluation for the 13-weeks ended May 2, 2020, a decrease of $11.0 million was recognized in store operating, selling and administrative expenses. As a result of the revaluation for the 13-weeks ended May 4, 2019, an increase of $0.6 million was recognized in store operating, selling and administrative expenses.
5. Debt
In October 2018, we entered into amended agreements with Bank of America, N.A. and Regions Bank providing for an aggregate amount of credit available to us under each line of credit of $50.0 million for the purpose of financing a portion of the cash purchase price payable in the acquisition of City Gear.
The terms of the Bank of America facility allowed for borrowings up to $50.0 million with an interest rate agreed upon between the lender and us at the time a loan is made. The terms of the Regions Bank facility allowed for borrowings up to $50.0 million with an interest rate at one-month LIBOR plus 1.5%. Both facilities were unsecured, due on demand and set to expire in October 2021. Under the provisions of both facilities, we did not pay commitment fees. However, both were subject to negative pledge agreements that, among other things, restricted liens or transfers of assets including inventory, tangible or intangible personal property and land and land improvements.
In March 2020, we borrowed $50.0 million under these credit agreements as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. The proceeds from such borrowings were used for working capital, capital expenditures and general corporate purposes.
On April 16, 2020, we entered into the Second Amended and Restated Note with Regions Bank (Amended Credit Facility) that provides for an aggregate amount of credit available to us of $75.0 million. The Amended Credit Facility supersedes the Regions Bank credit agreement dated October 2018, matures April 19, 2021, and is secured by all assets of the Company with the exception of real property. Simultaneous to the execution of the Amended Credit Facility, the $50.0 million outstanding under the previous credit agreements were paid in full, the Bank of America credit agreement dated October 2018 was terminated and we incurred borrowings under the Amended Credit Facility of $50.0 million.
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

Index
including due to an event of default. The loan fee will be waived if the Amended Credit Facility is terminated due to refinancing of the loan with an asset-based loan facility provided by Regions Bank.
The Amended Credit Facility has one financial covenant which requires us to maintain inventory with a minimum value of $150.0 million at all times (measured at the lower of cost or market consistent with generally accepted accounting principles). As of May 2, 2020, we were in compliance with this covenant. The Amended Credit Facility also restricts us from engaging in certain acquisitions and from incurring indebtedness, other than certain customary permitted indebtedness related to business operations.
There were 58 days during the 13-weeks ended May 2, 2020, where we incurred borrowings against all credit facilities for an average and maximum borrowing of $38.7 million and $50.0 million, respectively. The average interest rate during the 13-weeks ended May 2, 2020 was 3.22%. At May 2, 2020, a total of $25.0 million was available to us from the Amended Credit Facility.

There were 331 days during the 52-weeks ended February 1, 2020, where we incurred borrowings against these credit facilities for an average and maximum borrowing of $21.5 million and $38.0 million, respectively, and an average interest rate of 3.73%. There were 91 days during the 13-weeks ended May 4, 2019 where we incurred borrowings against these credit facilities for an average and maximum borrowing of $30.9 million and $35.0 million, respectively, and an average interest rate of 4.00%.

On June 5, 2020, we entered into a Note Modification Agreement that extends the maturity date of the Amended Credit Facility from April 19, 2021 to July 18, 2021. No other provisions of the Amended Credit Facility were affected.

6. Stock-Based Compensation

The compensation costs that have been charged against income for the 13-weeks ended May 2, 2020 and May 4, 2019 were as follows (in thousands):

	13-Weeks Ended
	May 2, 2020	May 4, 2019
Stock-based compensation expense by type:
Stock options	$90	$92
Restricted stock units	1,060	363
Employee stock purchases	44	29
Director deferred compensation	23	23
Total stock-based compensation expense	1,217	507
Income tax benefit recognized	391	113
Stock-based compensation expense, net of income tax	$826	$394

Expense for restricted stock units is shown net of forfeitures of $0.3 million and $1.3 million for the 13-weeks ended May 2, 2020 and May 4, 2019, respectively.
In the 13-weeks ended May 2, 2020 and May 4, 2019, we granted the following equity awards:

	13-Weeks Ended
	May 2, 2020	May 4, 2019
Stock options	27,000	16,798
Restricted stock unit awards	334,485	191,021
Performance-based restricted stock unit awards	—	34,300
Deferred stock units	2,143	1,027

Index
At May 2, 2020, the total compensation costs related to unvested restricted stock unit awards not yet recognized was $7.9 million and the weighted-average period over which such awards are expected to be recognized was 2.9 years. There were no compensation costs related to unvested stock options at May 2, 2020.
Under the 2012 Non-Employee Director Equity Plan (2012 Plan), no shares of our common stock were awarded during the 13-weeks ended May 2, 2020. A total of 13,858 shares of our common stock were awarded during the 13-weeks ended May 4, 2019, as part of the annual equity award to directors in the first quarter.
During the 13-weeks ended May 2, 2020 and May 4, 2019, 27,000 and 16,798 stock options were granted, respectively. The weighted-average grant date fair value of stock options granted during the 13-weeks ended May 2, 2020 and May 4, 2019 was $3.33 and $5.46 per share, respectively.
The number of shares purchased, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	13-Weeks Ended
	May 2, 2020	May 4, 2019
Shares purchased	17,758	9,925
Average price per share	$9.29	$12.16
Weighted average fair value at grant date	$4.21	$3.14

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

	13-Weeks Ended
	May 2, 2020	May 4, 2019
Weighted-average shares used in basic computations	16,546	18,308
Dilutive equity awards	—	227
Weighted-average shares used in diluted computations	16,546	18,535

For the 13-weeks ended May 2, 2020, all stock-based awards were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect. For the 13-weeks ended May 4, 2019, we excluded 253,142 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.
During periods of net income, we exclude anti-dilutive stock-based awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by period end. During periods of net loss, no effect is given for anti-dilutive options or unvested stock awards.
8. Stock Repurchase Activity
In November 2018, the Board of Directors (Board) authorized the extension of our Stock Repurchase Program (Program) in the amount of $300.0 million to repurchase our common stock through Jan. 29, 2022. The Program authorizes repurchases of our common stock in open market or negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management. In addition to the Program, we also acquire shares of our common stock from holders of restricted stock unit awards to satisfy tax withholding requirements due at vesting. Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program authorization.
During the 13-weeks ended May 2, 2020, we repurchased 428,018 shares of our common stock under a 10b5-1 plan at a cost of $9.7 million under the Program and acquired 30,895 shares from holders of restricted stock unit awards to satisfy tax

Index
withholding requirements of $0.4 million. During the 13-weeks ended May 4, 2019, we repurchased 230,000 shares of our common stock at a cost of $4.8 million and acquired 29,432 shares from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.6 million.
As of May 2, 2020, we had approximately $143.3 million remaining under the Program for stock repurchases.
9. Commitments and Contingencies
Annual Bonuses and Equity Incentive Awards.
Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance. For Fiscal 2021, the Compensation Committee of our Board again based the short-term cash incentive on earnings before interest and taxes (EBIT) for Fiscal 2021 but in light of the COVID-19 pandemic, the Compensation Committee expects that adjustments to the set goal will be made in its discretion. Annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets was $0.9 million, $8.7 million and $1.5 million at May 2, 2020, February 1, 2020 and May 4, 2019, respectively.
In addition, the Compensation Committee of the Board has placed performance criteria on awards of restricted stock units (PSUs) to our “named executive officers” as determined in accordance with Item 402(a) of Regulation S-K. The performance criteria are tied to performance targets with respect to future return on invested capital and earnings before interest and taxes over a specified period of time. These PSUs are expensed under the provisions of ASC Topic 718, Compensation – Stock Compensation, and are evaluated each quarter to determine the probability that the performance conditions set within will be met. Due to the current macroeconomic environment and unprecedented disruption caused by the COVID-19 pandemic, the resulting significant global market decline, and its effect on the value of our common stock, the Compensation Committee decided to make adjustments to the compensation structure for Fiscal 2021. For Fiscal 2021 only, equity awards to executive officers were service-based only, with no performance criteria.
Legal Proceedings and Other Contingencies.
If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies. No material amounts were accrued at May 2, 2020, February 1, 2020 or May 4, 2019 pertaining to legal proceedings or other contingencies.
10. Income Taxes
Our effective tax rate is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual effective tax rate based on expected taxable income or loss for the full year and record a quarterly income tax provision (benefit) in accordance with the anticipated annual effective rate and adjust for discrete items. We update the estimates of the taxable income or loss throughout the year as new information becomes available, including year-to-date financial results. This process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision (benefit) during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual effective tax rate.
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
At May 2, 2020, we had a liability of $1.0 million associated with unrecognized tax benefits. We file income tax returns in U.S. federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2017 or by most state taxing jurisdictions for years prior to Fiscal 2016.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020. The CARES Act includes, among other things, refundable payroll tax credits, deferral of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and

Index
technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. We have recognized an income tax benefit of $1.9 million in the 13-weeks ended May 2, 2020, due to enactment of the CARES Act.

11. Related-Party Transactions
The Company leases one store under a lease arrangement with AL Florence Realty Holdings 2010, LLC, a wholly owned subsidiary of Books-A-Million, Inc. (BAMM). One of our Directors, Terrance G. Finley is an executive officer of BAMM.  Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 2022. Minimum lease payments remaining under this lease at May 2, 2020 and May 4, 2019 were $0.2 million and $0.3 million, respectively.
The Company honored certain contracts in place for its wholly owned subsidiary, City Gear, LLC, upon acquisition. The following listing represents those contracts of which Michael E. Longo, the Company's President and CEO, has an interest in, either directly or indirectly:

Memphis Logistics Group (MLG)

MLG provides logistics and warehousing services to City Gear. Mr. Longo owns a majority interest in MLG and the existing contract is effective through June 2020. The supply chain and logistic transition is currently in the planning stages. In the 13-weeks ended May 2, 2020 and May 4, 2019 payments to MLG under the contract were $1.7 million and $2.0 million, respectively. The amount outstanding to MLG at May 2, 2020, February 1, 2020 and May 4, 2019 was $0.2 million, $0.5 million and $0.4 million, respectively, and is included in accounts payable on our unaudited condensed consolidated balance sheets.

T.I.G. Construction (TIG)

TIG historically performed the majority of new store and store remodel construction for City Gear and is owned by a close relative of Mr. Longo. These functions are currently being transitioned to the Company's property management department. For the 13-weeks ended May 2, 2020 and May 4, 2019, payments to TIG for its services were $0.7 million and $0.4 million, respectively. The amount outstanding to TIG at May 2, 2020, February 1, 2020 and May 4, 2019 was $0.2 million, $0.1 million and $0.2 million, respectively, and is included in accounts payable on our unaudited condensed consolidated balance sheets.

Merchant's Capital (MC)

Merchant's Capital owned the office building where City Gear had its corporate offices in Memphis, Tennessee. Mr. Longo is a 33.3% partner in MC. The initial lease term ended on December 31, 2019 but was extended to April 30, 2020 to allow for the transition of City Gear's corporate office to the Company's Birmingham, Alabama headquarters. In the 13-weeks ended May 2, 2020 and May 4, 2019, minimum lease payments to MC were $51.2 thousand. There were no minimum lease payments remaining under this lease at May 2, 2020. There were no amounts outstanding to MC at May 2, 2020, February 1, 2020 or May 4, 2019.

In addition to the related party interests listed above, Mr. Longo also has a membership interest in the Earnout discussed in Note 4 - Fair Value of Financial Instruments. Pursuant to the Membership Interest and Warrant Purchase Agreement dated October 29, 2018 and based on Fiscal 2020 financial results, original members and warrant holders of City Gear are entitled to the first Earnout payment of $10.0 million, which was paid on June 1, 2020. Mr. Longo is entitled to approximately 22.8% of any Earnout payment or up to $2.3 million of the initial Earnout payment. If the maximum remaining Earnout payment of $15.0 million is earned based on Fiscal 2021 financial results, Mr. Longo would be entitled up to an additional $4.4 million payable in Fiscal 2022.

Index
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “forecast,” “guidance,” “outlook,” “estimate” “will,” “may,” “could,” “possible,” “potential” or other similar words, phrases or expressions.  For example, our forward-looking statements include statements regarding:
•the anticipated impact to our business operations consumer demand and supply chain due to the recent global pandemic of a novel strain of the coronavirus (COVID-19);
•our cash needs, including our ability to fund our future capital expenditures, working capital requirements and repurchases of Company common stock under our repurchase program;
•our relationships with vendors and the loss of key vendor support;
•our plans, expectations and estimates concerning the integration of City Gear and related costs;
•our ability to retain key personnel at Hibbett and City Gear;
•our anticipated net sales, comparable store net sales changes, net sales growth, gross margins, expenses and earnings;
•our business strategy, omni-channel platform, logistics structure, target market presence and the expected impact of such factors on our net sales growth;
•our store growth, including our plans to add, expand, relocate or close stores, our markets' ability to support such growth, expected changes in total square footage, our ability to secure suitable locations for new stores and the suitability of our wholesale and logistics facility;
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
•our ability and plans to renew our credit facility;
•our expectations regarding our capital expenditures and dividend policy;
•our seasonal sales patterns and assumptions concerning customer buying behavior;
•our expectations regarding competition;
•our estimates and assumptions as they relate to the fair value of assets acquired and liabilities assumed in the purchase of City Gear, preferable tax and financial accounting methods, accruals, inventory valuations, long-live assets, store closure charges, carrying amount and liquidity of financial instruments, fair value of options and other stock-based compensation, economic and useful lives of depreciable assets and leases, income tax liabilities, deferred taxes and uncertain tax positions;
•our expectations concerning future stock-based award types and the exercise of outstanding stock options;
•the possible effect of inflation, market decline and other economic changes on our costs and profitability;
•our assessment of the materiality and impact on our business of recent accounting pronouncements adoption by the Financial Accounting Standards Board;
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
•the impact of technology on our operations and business, including cyberattacks, cyberliability, or potential liability for breaches of our privacy or information security systems; and
•our ability to mitigate the risk of possible business interruptions, including, without limitation, from political or social unrest (including vandalism and looting).
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements. Our forward-looking statements are based on currently available operation, financial and business information and speak only as of the date of this report. Our business, financial condition, results of operations, financial condition, results of operations and prospects may have changed since that date. For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk

Index
Factors” in our Form 10-K for the fiscal year ended February 1, 2020 filed with the Securities and Exchange Commission on April 16, 2020. You should also read such information in conjunction with our unaudited condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
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
We do not undertake to publicly update or revise any forward-looking statements after the date of this Quarterly Report on form 10-Q, whether as a result of new information, future events, or otherwise, and you should not expect us to do so.
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

Adapting to the COVID-19 Business Environment

Throughout this challenging time, the Company was able to navigate a rapidly changing retail landscape by leveraging omni-channel and distribution capabilities, having access to and availability of in-demand products, taking decisive action to protect liquidity and demonstrating the ability to reopen stores quickly when circumstances allowed. A few highlights include:
•Total comparable sales were down less than 20% versus the prior year despite having our store fleet open for approximately 60% of the total available selling days in the quarter.
•Digital traffic was up over 80% for the quarter compared to the prior year. Over 40% of online sales in the second half of the quarter were new customers.
•Inventory allocation systems and distribution infrastructure ramped up to support increased online demand.
•The Merchandise team proactively managed the flow of goods in collaboration with our vendor partners, resulting in a decrease in year-over-year inventory and an inventory balance that remained in line with demand.
•We worked with merchandise and non-merchandise vendors to extend terms.
•We borrowed $50.0 million under our two unsecured, demand lines of credit as a precautionary measure in order to increase our cash position and preserve financial flexibility, and subsequently converted these lines of credit into a single secured line of credit with a one-year term.
•Nearly 700 stores were open to the public at the end of the quarter and over 1,000 are open as of the date of this filing with a majority of them reporting significant comparable sales increases upon their reopening.

In addition, the Company continues to be proactive in protecting the health and safety of our team members and customers and all locations are subject to the following safety guidelines:
•Stores are being extensively cleaned on a daily basis.
•The number of customers allowed in stores open to the public is limited and social distancing is being practiced and maintained.
•Store employees or customers exhibiting any symptoms are not permitted to enter the store.
•Hand sanitizer is readily available to all team members and customers.
•Curbside pick-up is available for all Buy Online, Pick-up In-Store orders where allowed.
•Contactless payment is available in all stores.

For more information, please visit www.hibbett.com/shop-safely-in-stores.html.

Index

The COVID-19 pandemic remains a rapidly evolving situation. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and stockholders.

While we cannot predict the duration or the severity of the COVID-19 pandemic or the impact it will have on our business, results of operations or liquidity, it is important to share the impact to-date, how our response is progressing, and how our results and financial condition may change going forward.
General Overview
Hibbett Sports, Inc. is a leading athletic-inspired fashion retailer primarily located in small and mid-sized communities across the country. Founded in 1945, Hibbett has a rich history of convenient locations, personalized customer service and access to coveted footwear, apparel and equipment from top brands like Nike, Jordan, Adidas and Under Armour. Consumers can browse styles, find new releases, shop looks and make purchases online or in their nearest store or by visiting www.hibbett.com or www.citygear.com and can follow us @HibbettSports and @CityGear. We became a public company in October 1996. As of May 2, 2020, we operated a total of 1,078 retail stores in 35 states composed of 908 Hibbett Sports stores, 152 City Gear stores and 18 Sports Additions athletic shoe stores.
Our Hibbett Sports stores average 5,800 square feet and are located primarily in strip centers, which are usually near a major chain retailer such as Wal-Mart. Our City Gear stores average 5,000 square feet and are located primarily in strip centers. As of May 2, 2020, our store base consisted of 798 stores located in strip centers, 31 free-standing stores and 249 enclosed mall locations.
Our primary merchandising strategy is to provide a broad assortment of quality brand name footwear, apparel, accessories and team sports equipment at competitive prices in conveniently located full-service environment. In July 2017, we successfully launched our e-commerce website. We continue to grow our online business aggressively, while enhancing our stores to imporve the overall customer experience. We believe that the breadth and depth of our brand name merchandise consistently exceeds the product selection carried by most of our competitors, particularly in our smaller markets. Many of these brand name products are highly technical and require expert sales assistance. We continuously educate our sales staff on new products and trends through coordinated efforts with our vendors.
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
Inclusion of our City Gear stores began in the fourth quarter of Fiscal 2020. If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable sales base until it has been open a full 12 months. During the 13-weeks ended May 2, 2020, we included 1,047 stores in comparable sales. We did not exclude any stores from the comparable sales base that were temporarily closed due to the COVID-19 pandemic.
Executive Summary
Net sales for the 13-weeks ended May 2, 2020, decreased 21.4% to $269.8 million compared with $343.3 million for the 13-weeks ended May 4, 2019. Comparable store sales decreased 19.5% for the 13-weeks ended May 2, 2020. E-commerce sales accounted for 22.3% of total sales for the 13-weeks ended May 2, 2020 compared to 8.3% of total sales for the 13-weeks ended May 4, 2019. Gross margin was 27.5% of net sales for the 13-weeks ended May 2, 2020, compared with 34.5% for the 13-weeks ended May 4, 2019. The decrease in the gross margin percentage was due to the higher concentration of e-commerce sales to brick and mortar sales in addition to a $5.1 million increase in our lower of cost or net realizable value (LCM) inventory reserve.
Store operating, selling and administrative (SG&A) expense, including goodwill impairment, was 33.1% of net sales for the 13-weeks ended May 2, 2020, compared with 21.6% of net sales for the 13-weeks ended May 4, 2019. The main drivers of the SG&A increase were non-cash impairment charges for goodwill of $19.7 million, City Gear tradename of $8.9 million and other asset impairment of $4.1 million, partially offset by a reduction of $11.0 million for the second year earnout liability related to the City Gear acquisition.

Index
During the first quarter of Fiscal 2021, we opened three new stores, rebranded two Hibbett stores to City Gear stores, and closed eight underperforming stores, bringing the store base to 1,078 in 35 states as of May 2, 2020. Store closures include Hibbett stores closed for rebranding. We ended the first quarter of Fiscal 2021 with $106.2 million of available cash and cash equivalents, including outstanding debt of $50.0 million and after stock repurchases during the 13-weeks ended May 2, 2020, of $9.7 million.
About Non-GAAP Measures
This MD&A includes certain non-GAAP financial measures, including adjusted net income, earnings per share, gross margin and SG&A expenses as a percentage of net sales. Management believes these non-GAAP financial measures are useful to investors to facilitate comparisons of our current financial results to historical operations and the financial results of peer companies, as they exclude the effects of items that may not be indicative of, or are unrelated to, our underlying operating results, such as expenses related to the COVID-19 pandemic, the acquisition of City Gear and our accelerated store closure plan in Fiscal 2020. The costs related to the COVID-19 pandemic include impairment charges of goodwill, tradename and other assets, paid-not-worked labor costs net of related tax credits and excess LCM inventory reserve charges. The costs related to the acquisition of City Gear include amortization of inventory step-up value, professional service fees, and legal and accounting fees. The change in valuation of the contingent earnout was included in COVID-19 costs for the 13-weeks ended May 2, 2020 and in acquisition of City Gear costs for the 13-weeks ended May 4, 2019. Costs related to the strategic realignment plan included lease and equipment impairment costs, third party liquidation fees, store exit costs, and residual net lease costs and were specific to Fiscal 2020.

While our management uses these non-GAAP financial measures as a tool to enhance their ability to assess certain aspects of our financial performance, our management does not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial statements. Consistent with this approach, we believe that disclosing non-GAAP financial measures to the readers of our financial statements provides such readers with useful supplemental data that, while not a substitute for GAAP financial statements, allows for greater transparency in the review of our financial and operational performance. It should be noted as well that our non-GAAP information may be different from the non-GAAP information provided by other companies.
Reconciliations of our unaudited condensed consolidated statements of operations for the 13 weeks ended May 2, 2020 and May 4, 2019, respectively as reported on a GAAP basis, to statements of operations for the same period prepared on a non-GAAP basis, are provided below under the heading “Reconciliations of Non-GAAP Financial Measures.”
Critical Accounting Policies and Estimates
The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical and significant accounting policies and estimates are described more fully in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, as filed on April 16, 2020. There have been no changes in our accounting policies in the current period ended May 2, 2020, that had a material impact on our unaudited condensed consolidated financial statements.
Recent Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended May 2, 2020, for information regarding recent accounting pronouncements.

Index
Results of Operations
Summarized Unaudited Information

	13-Weeks Ended
	May 2, 2020	May 4, 2019
Statements of Operations
Net sales (decrease) increase	(21.4%)	25.0%
Comparable sales (decrease) increase	(19.5%)	5.1%
Gross margin (as a % to net sales)	27.5%	34.5%
Store operating, selling and administrative expenses (as a % to net sales)	25.8%	21.6%
Goodwill impairment	7.3%	—%
Depreciation and amortization (as a % to net sales)	2.5%	2.1%
(Benefit) provision for income taxes (as a % to net sales)	(2.6%)	2.7%
Net (loss) income (as a % to net sales)	(5.7%)	8.1%
Diluted (loss) earnings per share	$(0.92)	$1.50
Weighted-average dilutive shares (in thousands)	16,546	18,535

Balance Sheets
Ending cash and cash equivalents (in thousands)	$106,205	$116,963
Average inventory per store	$224,475	$217,262

Store Information
Beginning of period	1,081	1,163
New stores opened	3	3
Rebranded stores	2	2
Stores closed	(8)	(24)
End of period	1,078	1,144

Estimated square footage at end of period (in thousands)	6,088	6,446

Share Repurchase Information
Shares purchased under our Program	428,018	230,000
Cost (in thousands)	$9,748	$4,799
Settlement of net share equity awards	30,895	29,432
Cost (in thousands)	$424	$556

13-Weeks Ended May 2, 2020 Compared to 13-Weeks Ended May 4, 2019
Net sales.  Net sales decreased ($73.5) million, or (21.4%), to $269.8 million for the 13-weeks ended May 2, 2020 from $343.3 million for the comparable period in the prior year. Furthermore:
•We opened three stores, rebranded two Hibbett Sports stores to City Gear stores and closed eight stores.
•Comparable store sales decreased 19.5% mainly due to the large number of stores that were closed entirely or were limited to fulfill e-commerce orders and curbside pick-up which began in March.
•E-commerce sales represented 22.3% of total sales compared to 8.3% for the comparable period in the prior year.
•Footwear was positive across all genders with key investments in women's footwear showing strong results.
•Apparel was positive prior to COVID-19 as we believe that our renewed selling focus on connecting our apparel assortment to sneakers resonated with customers.
•Accessories performed well and was supported by our initiative to connect accessories to sneakers and by vendor-funded selling initiatives and contests.

Index
Gross margin. Cost of goods sold includes the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight. Gross margin was $74.1 million, or 27.5% of net sales, in the 13-weeks ended May 2, 2020, compared with $118.6 million, or 34.5% of net sales, in the same period of the prior fiscal year. Excluding certain COVID-19 expenses, non-GAAP gross margin was $79.2 million, or 29.4% of net sales in the 13-weeks ended May 2, 2020, compared to $119.6 million or 34.8% of net sales, in the same period of the prior fiscal year.

GAAP gross margin was negatively impacted by the significant mix shift toward e-commerce sales, which carry a lower margin rate due to incremental shipping costs. Logistics expenses were relatively flat year over year in dollars, but increased 38 basis points as a percentage of net sales due to lower sales volume. Store occupancy costs increased approximately 130 basis points as a percentage of net sales also due to lower sales volume. An increase in aged inventory, defined as items six months past the date of last receipt, resulted in a $5.1 million increase in the LCM inventory reserve during the quarter. This amount was excluded from the non-GAAP gross margin figure.
Store operating, selling and administrative (SG&A) expenses. SG&A expenses, including goodwill impairment, were $89.3 million, or 33.1% of net sales, for the 13-weeks ended May 2, 2020, compared to $74.0 million, or 21.6% of net sales, for the comparable period a year ago.
Excluding non-GAAP adjustments, SG&A was $64.6 million, or 23.9% net sales, for the 13-weeks ended May 2, 2020, from $72.4 million, or 21.1% of net sales for the same period in the prior year.
A large portion of the SG&A increase resulted from impacts related to COVID-19. This included non-cash intangible asset impairments to goodwill in the amount of $19.7 million and the City Gear tradename of $8.9 million, partially offset by a reduction of $11.0 million for the second year earnout liability related to the City Gear acquisition. These adjustments resulted from a significant decrease in the market valuation of the Company. Other COVID-19 impacts included net payroll costs to support team members at closed stores of approximately $2.4 million and other right-of-use asset impairments of approximately $4.1 million.
On a non-GAAP basis, the 280 basis point increase in SG&A compared to the prior year resulted mainly from incremental marketing expenses that drove more customers to our website during the second half of the quarter.

Depreciation and amortization. Depreciation and amortization of $6.9 million increased 45 basis points as a percentage of net sales for the 13-weeks ended May 2, 2020 compared to the same period of the prior fiscal year. This increase was mainly due to the deleverage from lower net sales.

Provision for income taxes. The combined federal, state and local effective income tax rate as a percentage of pre-tax loss was 31.2% for the 13-weeks ended May 2, 2020 and was 25.3% of the pre-tax income for the 13-weeks ended May 4, 2019. The increase in rate was primarily the result of the income tax benefit generated by the Federal net operating loss (NOL) carryback provided for under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). This provision provides for a five-year NOL carryback for taxable years beginning after December 31, 2017, and before January 1, 2021. As a result, the NOL projected to be generated for Fiscal 2021 may be carried back to Fiscal 2016, a tax year in which the Federal income tax rate was 35.0%.

Index
GAAP to Non-GAAP Reconciliations
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables provide reconciliations of our unaudited condensed consolidated statement of operations for the 13-weeks ended May 2, 2020 and May 4, 2019, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.

13-Weeks Ended May 2, 2020
		Excluded Amounts
	GAAP Basis (As Reported)	Acquisition Costs(1)	COVID-19(2)	Non-GAAP Basis (As Adjusted)	% of Sales
Cost of goods sold	$195,690	$—	$5,089	$190,601	70.6%
Gross margin	$74,147	$—	$5,089	$79,236	29.4%
SG&A expenses	$69,673	$654	$4,433	$64,586	23.9%
Goodwill impairment	$19,661	$—	$19,661	$—	—%
Operating (loss) income	$(22,057)	$654	$29,183	$7,780	2.9%
(Loss) income before provision for income taxes	$(22,227)	$654	$29,183	$7,610	2.8%
(Benefit) provision for income taxes	$(6,940)	$204	$9,112	$2,376	0.9%
Net (loss) income	$(15,287)	$450	$20,072	$5,235	1.9%
Diluted (loss) earnings per share(3)	$(0.92)	$0.03	$1.21	$0.31

1) Excluded acquisition amounts during the 13-week period ended May 2, 2020, related to the acquisition of City Gear, LLC consist primarily of accounting and professional fees.
2) Excluded amounts during the 13-week period ended May 2, 2020, related to COVID-19 consist primarily of non-cash LCM reserve charges in cost of goods sold and impairment (goodwill, tradename and other assets) costs, change in valuation of contingent earnout and paid-not-worked salaries net of related tax credits.
3)Weighted average diluted shares outstanding were not adjusted for dilutive options and restricted stock in the calculation of GAAP loss per share.

13-Weeks Ended May 4, 2019
		Excluded Amounts
	GAAP Basis (As Reported)	Acquisition Costs(1)	Strategic Realignment (2)	Non-GAAP Basis (As Adjusted)	% of Sales
Cost of goods sold	$224,692	$956	$—	$223,736	65.2%
Gross margin	$118,603	$956	$—	$119,559	34.8%
SG&A expenses	$74,038	$734	$900	$72,404	21.1%
Operating income	$37,342	$1,690	$900	$39,932	11.6%
Income before provision for income taxes	$37,296	$1,690	$900	$39,886	11.6%
Provision for income taxes	$9,439	$428	$228	$10,095	2.9%
Net income	$27,857	$1,262	$672	$29,791	8.7%
Diluted earnings per share	$1.50	$0.07	$0.04	$1.61

1) Excluded acquisition costs represent costs incurred during the 13-week period ended May 4, 2019, related to the acquisition of City Gear, LLC and consists of amortization of inventory step-up, contingent earnout valuation update and legal, accounting and professional fees.
2) Excluded strategic realignment amounts during the 13-week period ended May 4, 2019, related to our accelerated store closure plan and consists of impairment costs net of reductions in lease liabilities related to accelerated store closures.

Index
Liquidity and Capital Resources
Impact of COVID-19 on Liquidity
In response to the uncertain market conditions resulting from the COVID-19 pandemic, we have enhanced our liquidity position through the following actions:
•In March 2020, we borrowed $50.0 million under our two unsecured, demand lines of credit as a precautionary measure in order to increase our cash position and preserve financial flexibility;
•In April 2020, we converted these lines of credit into a single secured line of credit with a one-year term;
•We worked with merchandise and non-merchandise vendors to extend terms; and
•We temporarily suspended our stock repurchase program.
Analysis of Cash Flows
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
Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	13-Weeks Ended
	May 2, 2020	May 4, 2019
Net cash provided by operating activities	$3,882	$72,058
Net cash used in investing activities	(3,447)	(2,523)
Net cash provided by (used in) financing activities	39,692	(14,328)
Net increase in cash and cash equivalents	$40,127	$55,207
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

Net cash provided by operating activities was $3.9 million for the 13-weeks ended May 2, 2020 compared with net cash provided by operating activities of $72.1 million for the 13-weeks ended May 4, 2019. Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities. Adjustments to net income for non-cash items include depreciation and amortization, valuation of the contingent earnout liability, impairments, deferred income taxes, amortization of inventory step-up valuation from the City Gear opening balance sheet, and stock-based compensation. Net cash provided by operating activities for May 2, 2020 and May 4, 2019 was impacted by the following:
•Net income used cash of $15.3 million and provided cash of $27.9 million during the 13-weeks ended May 2, 2020 and May 4, 2019, respectively.
•Net inventories decreased $46.0 million and $30.8 million during the 13-weeks ended May 2, 2020 and May 4, 2019, respectively. Inventory levels typically decline during the first quarter, but the decrease was more pronounced this year due to aggressive inventory management in response to the COVID-19 pandemic.
•The change in accounts payable used cash of $33.5 million and $1.5 million during the 13-weeks ended May 2, 2020 and May 4, 2019, respectively. The current year impact was impacted by the significant reduction in inventory receipts in the last month of the quarter.
•The change in other assets and liabilities is impacted by changes in income tax payable and other contract payments due to the timing of payments.
•Non-cash charges included depreciation and amortization expense of $6.9 million and $7.2 million and stock-based compensation expense of $1.2 million and $0.5 million during the 13-weeks ended May 2, 2020 and May 4, 2019, respectively. Depreciation expense decreased due to a lower store sales base. Fluctuations in stock-based compensation generally result from the achievement of performance-based equity awards at greater or lesser than their granted level, fluctuations in the price of our common stock and levels and effects of forfeitures in any given period.

Index
•Other non-cash adjustments to net income for the 13-weeks ended May 2, 2020 included $32.6 million of impairment charges of intangible assets resulting from a significant decrease in the market valuation of the Company during the pandemic, partially offset by an $11.0 million change in the valuation of the contingent earnout related to City Gear.
•The change in receivables of $11.9 million resulted primarily from employee retention credits under the CARES Act and an increase in receivables related to strong e-commerce sales.
Investing Activities.
Net cash used in investing activities in the 13-weeks ended May 2, 2020 totaled $3.4 million compared with net cash used in investing activities of $2.5 million in the 13-weeks ended May 4, 2019. Capital expenditures used $4.1 million of cash in the13-weeks ended May 2, 2020 versus $2.5 million of cash in the 13-weeks ended May 4, 2019. Capital expenditures were used mainly to open new stores, remodel, expand or relocate existing stores, and continued investment in digital initiatives.
We opened three new stores and rebranded two Hibbett Sports stores to City Gear stores during the 13-weeks ended May 2, 2020, as compared to opening three new stores and rebranding two existing stores during the 13-weeks ended May 4, 2019.
We anticipate that our capital expenditures for the fiscal year ending January 30, 2021 will primarily relate to expenditures for:
•the opening of new stores, the remodeling, relocation or expansion of selected existing stores;
•information system infrastructure, projects, upgrades and security; and
•other departmental needs.
Our plan for capital expenditures for Fiscal 2021 will remain flexible as we navigate through the economic impact related to COVID-19. We will assess our capital expenditure needs against our cash availability during the crisis to make the most strategic decisions for our business. We have the ability to defer or accelerate much of the anticipated capital expenditure budget depending on our financial position and the needs of the business.
Financing Activities.
Net cash provided by financing activities was $39.7 million in the 13-weeks ended May 2, 2020 compared to net cash used in financing activities of $14.3 million in the prior year period. During the 13-weeks ended May 2, 2020, net borrowings on our credit facilities provided cash of $50.0 million compared to net repayments on our credit facilities of $9.0 million in the same period of the prior year. We also repurchased $9.7 million of our common stock under our Program per a 10b5-1 plan that was enacted prior to the COVID-19 pandemic. An additional $0.4 million was purchased from holders of restricted stock unit awards to satisfy tax withholding requirements. Combined, this is an increase of $4.8 million from the prior year 13-weeks ended May 4, 2019. See Note 8, Stock Repurchase Activity, to the unaudited condensed consolidated financial statements for additional information.
At May 2, 2020, we had one secured credit facility with Regions Bank that allows borrowings up to $75.0 million and had an expiration date of April 19, 2021. On June 5, 2020, the Company and Regions Bank entered into a Note Modification Agreement (Agreement) that extends the maturity date of the Amended Credit Facility to July 18, 2021. No other provisions of the Amended Credit Facility were affected by the Agreement. Under the provisions of the facility, we do not pay commitment fees; however, it is secured by all assets of the Company with the exception of real property. As of May 2, 2020, a total of $25.0 million was available to us under the facility. See Note 5, Debt, to the unaudited condensed consolidated financial statements for additional information.
Based on our current operating plans, store forecasts, plans for the repurchase of our common stock and expected capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facility.
Off-Balance Sheet Arrangements.
We have not provided any financial guarantees as of May 2, 2020. All merchandise purchase obligations are cancelable. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.
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

Index
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
We also have a financial institution that is committed to provide loans under our credit facility. There is a risk that this institution cannot deliver against these obligations. For a further discussion of this risk and risks related to our deposits, see “Risk Factors” in our Form 10-K for the fiscal year ended February 1, 2020.
Interest Rate Risk
Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the Securities and Exchange Commission on April 16, 2020.
Borrowing under the Amended Credit Facility uses the London Interbank Offering Rate (LIBOR) as a benchmark for establishing the interest rate. LIBOR has been the subject of recent national, international and other regulatory guidance and proposals for reform, and the financial industry is currently transitioning away from LIBOR as a benchmark for the interbank lending market. Due to the short-term nature of our current secured credit facility, the potential transition away from LIBOR does not impact us.
ITEM 4.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of May 2, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting.
We have not identified any changes in our internal control over financial reporting that occurred during the period ended May 2, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are a party to various legal proceedings incidental to our business. Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a liability on our balance sheet. We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these proceedings will not have a

Index
material effect on our results of operations for the period in which they are resolved.  No material amounts were accrued at May 2, 2020, February 1, 2020 or May 4, 2019.

ITEM 1A. Risk Factors.

We operate in an environment that involves a number of risks and uncertainties which are described in our Form 10-K for the year ended February 1, 2020. If any of the risks described in our Fiscal 2020 Form 10-K were to actually occur, our business, results of operations and financial results could be adversely affected. There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended February 1, 2020, except as the supplemental information set forth below.

The continuing impacts of the COVID-19 pandemic are highly unpredictable, volatile, and uncertain, and could continue to adversely affect our business operations, demand for our products and services, our costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, our exposure to litigation, and our financial performance, among other things.

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility, all of which have impacted and may continue to adversely impact our business, results of operations, liquidity, cash flow and financial condition. While we have taken numerous steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful.

Due to numerous uncertainties and factors beyond our control, we are unable to predict the impact that COVID-19 will have going forward on our business, results of operations, liquidity, cash flows, and financial condition. These factors and uncertainties include, but are not limited to:
•the severity and duration of the pandemic, including whether there is a “second wave” or other additional periods of increases or spikes in the number of COVID-19 cases in future periods in the communities or states we operate;
•the rapidly changing and fluid circumstances caused by the pandemic and our ability to respond quickly enough or appropriately to those circumstances;
•the duration and degree of governmental, business or other actions in response to the pandemic, including but not limited to quarantine or shelter-in-place measures; restrictions on our operations up to and including complete or partial closure of our stores and distribution centers; economic measures; access to unemployment compensation; fiscal policy changes; or additional measures that may yet be effected;
•the health of, and effect of, the pandemic on our team members and our ability to maintain staffing needs to effectively operate our business;
•evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures;
•our ability to enter into rent deferral arrangements with our landlords;
•our ability to move existing inventory, including potentially having to sell existing inventory at a discount or write-down of value of inventory, and the costs and expenses of updating and replacing inventory;
•our ability to attract customers to our stores when, or if, they reopen, given the risks, or perceived risks, of gathering in public places;
•the impact of the pandemic and related economic uncertainty on consumer confidence, economic well-being, spending, and shopping behaviors, both during and after the crisis;
•impacts – financial, operational or otherwise – on our supply chain, including manufacturers or suppliers of our products and logistics or transportation providers;
•unknown consequences on our business performance and strategic initiatives stemming from the substantial investment of time and other resources to the pandemic response, including potential delays in or adjustments to our strategic investments;
•the incremental costs of doing business during and/or after the crisis;
•volatility in the credit and financial markets during and after the pandemic;
•the potential effects on our internal control environment and data security as a result of changes to a remote work environment;
•the impact of regulatory and judicial changes in liability for workers compensation;
•potential increases in insurance premiums, medical claims costs, and workers’ compensation claim costs;
•the availability of, and prevalence of access to, effective medical treatments and vaccines for COVID-19;
•the impact of litigation or claims from customers, team members, suppliers, regulators or other third parties relating to COVID-19 or our actions in response thereto;
•the pace of recovery when the pandemic subsides; and
•the long-term impact of the pandemic on our business.

Index
The above factors and uncertainties, or others of which we are not currently aware, may result in additional adverse impacts to our business, results of operations, cash flows, and financial condition.

In addition to the factors above, the COVID-19 pandemic has subjected our business to a number of risks, including, but not limited to those discussed below:

Team Member and Customer Safety-Related Risks. In response to the COVID-19 pandemic, we have taken a number of actions across our business to help protect our team members, customers, and others in the communities we serve. These measures include, among other things, adjusted store hours; remote working opportunities for our store support center, increased cleaning and sanitizing measures; limits on customer traffic in stores to maintain physical and social distancing protocols; other physical and social distancing efforts such as markings on floors, signage and plexiglass shields; providing masks to team members in stores, store support center and distribution centers; offering curbside pick-up from stores; and instituting contactless payment in all stores.

We have also taken other steps to support our team members, including expanding our paid time off policy to help alleviate some of the challenges our team members are facing as a result of COVID-19 and expanding health care benefits. The actions that we have taken in response to the pandemic have resulted in incremental costs, and we expect that we will continue to incur additional costs due to the pandemic going forward, which in turn will have an adverse impact on our results of operations.

The health and safety of our team members and customers are of primary concern to our management team. However, due to the unpredictable nature of COVID-19 and the consequences of our actions, we may see unexpected outcomes from our added safety measures. For example, if we do not respond appropriately to the pandemic, or if our customers do not participate in social distancing and other safety measures, the well-being of our team members and customers could be at risk. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and/or subject us to claims and litigation from team members, customers, suppliers, regulators or other third parties. Additionally, a future outbreak of confirmed cases of COVID-19 in our stores, store support center or distribution centers could result in temporary or sustained workforce shortages or facility closures, which would negatively impact our business and results of operations.

Additionally, some jurisdictions have taken measures intended to expand the availability of workers compensation or to change the presumptions applicable to workers compensation measures. These actions may increase our exposure to workers compensation claims and increase our cost of insurance.

Information Technology-Related Risks. As a result of the pandemic and related quarantines, shelter-in-place orders, and similar restrictions, we have experienced increased demand for online purchases of products. While we have managed this increased volume to date without interruption, there are no assurances that we will continue to be able to do so. We have also had to rapidly modify certain technology to support our interconnected offerings in connection with the pandemic, such as the addition of curbside pick-up. Disruptions, failures or other performance issues with our customer-facing technology systems, either due to the increased volume or other factors, could impair the benefits they provide, adversely impact our sales, and negatively affect our relationship with our customers. In addition, as more business activities have shifted online due to COVID-19 restrictions, and as many of our store support team members are working remotely, we face an increased risk due potential failure of internal or external information technology infrastructure as well as increased cybersecurity threats and attempts to breach our security networks.

Supply Chain-Related Risks. Circumstances related to the COVID-19 pandemic have significantly impacted the global supply chain, particularly those products that are sourced from China, with restrictions and limitations on business activities causing disruption and delay. These disruptions and delays, which may expand depending on the progression of the pandemic, are placing strain on the domestic and international supply chain, which has affected and could continue to negatively affect the flow or availability of certain products. Customer demand for certain products has also fluctuated as the pandemic has progressed and customer behaviors have changed, which has challenged our ability to anticipate and/or adjust inventory levels to meet that demand. These factors have challenged our management of inventory positions as well as some delays in delivering products to our distribution centers, stores or customers. Increased demand for online purchases of products has impacted our fulfillment operations and, if it continues, could result in delays in delivering products to customers. The operation of our distribution centers and stores as fulfillment centers is crucial to our business operations.

If our distribution centers or significant number of stores experience closures or labor shortages, whether temporary or sustained, we could face adverse impacts related to the flow or availability of products to our stores and customers. Any of these circumstances could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation.

Index

Financial and Liquidity Risks. In an effort to strengthen our liquidity position while navigating the COVID-19 pandemic, we took proactive steps during the first quarter of Fiscal 2021, including suspending our share repurchase program, converting two unsecured, demand lines of credit into a single secured line of credit with a one-year term, working with merchandise and non-merchandise vendors to extend terms, ramping up inventory allocation systems and distribution infrastructure to support increased online demand and managing the flow of goods in collaboration with our vendor partners, resulting in a decrease in year-over-year inventory and an inventory balance that remained in line with demand.

Additionally, changes in our capital allocation strategy could have adverse impacts, both short- and long-term, on our results of operations and financial position. Temporary suspension of our share repurchase program impacts our earnings per share and return on invested capital, which in turn could adversely impact our stock price.

To the extent the COVID-19 pandemic continues to adversely affect the U.S. and global economy and/or adversely affect our business, results of operations, cash flows, or financial condition, it may also have the effect of heightening other risks described in the “Risk Factors” section in our Fiscal 2020 Form 10-K, including but not limited to those related to consumer behavior and expectations, competition, brand reputation, implementation of strategic initiatives, cybersecurity threats, technology systems disruption, supply chain disruptions, labor availability and cost, litigation, and regulatory requirements.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the 13-weeks ended May 2, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
February 2, 2020 to February 29, 2020	373,423	$23.24	373,423	$144,385
March 1, 2020 to April 4, 2020	85,490	$17.46	54,595	$143,316
April 5, 2020 to May 2, 2020	—	$—	—	$143,316
Total	458,913	$22.17	428,018	$143,316
(1)In November 2018, the Board authorized the extension of our Program of $300.0 million to repurchase our common stock through January 29, 2022 that replaced an existing authorization. The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. See Note 8, Stock Repurchase Activity, to the unaudited condensed consolidated financial statements.

Item 5.  Other Information.

On June 5, 2020, the Company and Regions Bank entered into a Note Modification Agreement (Agreement) that extends the maturity date of the Amended Credit Facility from April 19, 2021 to July 18, 2021. No other provisions of the Amended Credit Facility disclosed in Note 5, Debt, were affected.

The foregoing summary of the Agreement contained in this Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Agreement, a copy of which is attached hereto as Exhibit 10.4 and incorporated herein by reference.

Index
ITEM 6. Exhibits.

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description
Certificate of Incorporation and By-Laws
3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2020.

Form of Stock Certificate
4.1		Form of Stock Certificate; incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007.

Material Agreements
10.1	†
Separation Agreement and Release, between Hibbett Sports, Inc. and Cathy Pryor, effective April 1, 2020; incorporated herein by reference to Exhibit 10.26 of the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 16, 2020.

10.2		Second Amended and Restated Note with Regions Bank; incorporated herein by reference to Exhibit 10.27 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on April 16, 2020.
10.3	†	Hibbett Sports, Inc. Amended and Restated 2015 Equity Incentive Plan; incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No .333-238767) filed with the Securities and Exchange Commission on May 29, 2020.
10.4	*	Note Modification Agreement with Regions Bank (filed herewith).

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2020, formatted in XBRL (eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at May 2, 2020, February 1, 2020 and May 4, 2019; (ii) the Unaudited Condensed Consolidated Statements of Operations for the 13-weeks ended May 2, 2020 and May 4, 2019; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the 13-weeks ended May 2, 2020 and May 4, 2019; (iv) the Unaudited Condensed Consolidated Statements of Stockholders Investment for the 13-weeks ended May 2, 2020 and May 4, 2019; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT SPORTS, INC.

Date:	June 8, 2020	By:	/s/ Robert Volke
Robert Volke
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)