Form 10-Q
period 2020-08-01
HIBBETT SPORTS INC
filed 2020-09-04
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
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
Shares of common stock, par value $0.01 per share, outstanding as of August 31, 2020, were 16,543,630 shares.

HIBBETT SPORTS, INC.

Index
PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements.
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	August 1, 2020	February 1, 2020	August 3, 2019
Current assets:
Cash and cash equivalents	$217,809	$66,078	$97,790
Receivables, net	13,907	8,477	8,574
Inventories, net	182,035	288,011	270,563
Other current assets	6,015	9,946	5,711
Total current assets	419,766	372,512	382,638

Property and equipment, net	98,574	100,956	103,864
Operating right-of-use assets	222,896	229,155	218,443
Finance right-of-use assets, net	2,560	2,250	1,691

Goodwill	—	19,661	19,661
Tradename intangible asset	23,500	32,400	32,400
Deferred income taxes, net	15,161	8,996	6,846
Other assets, net	4,386	3,829	4,068
Total assets	$786,843	$769,759	$769,611

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$124,303	$131,662	$124,859
Operating lease liabilities	61,463	60,649	57,232
Credit facilities	—	—	17,000
Finance lease obligations	868	886	896
Accrued payroll expenses	19,907	20,530	15,014
Other accrued expenses	40,887	19,934	17,706
Total current liabilities	247,428	233,661	232,707

Operating lease liabilities	188,593	190,699	184,927
Finance lease obligations	1,994	1,704	1,149
Unrecognized tax benefits	690	955	1,184
Other liabilities	2,459	13,757	9,699
Total liabilities	441,164	440,776	429,666

Stockholders' investment:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 39,286,920, 39,140,575 and 39,125,222 shares issued at August 1, 2020, February 1, 2020 and August 3, 2019, respectively	393	391	391
Paid-in capital	190,992	188,879	186,947
Retained earnings	809,754	784,942	776,677
Treasury stock, at cost; 22,743,290, 22,280,316 and 21,375,638 shares repurchased at August 1, 2020, February 1, 2020 and August 3, 2019, respectively	(655,460)	(645,229)	(624,070)
Total stockholders' investment	345,679	328,983	339,945
Total liabilities and stockholders' investment	$786,843	$769,759	$769,611
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$441,607	$252,440	$711,445	$595,735
Cost of goods sold	278,010	176,067	473,701	400,759
Gross margin	163,597	76,373	237,744	194,976
Store operating, selling and administrative expenses	99,835	80,334	169,508	154,373
Goodwill impairment	—	—	19,661	—
Depreciation and amortization	7,484	7,680	14,354	14,903
Operating income (loss)	56,278	(11,641)	34,221	25,700
Interest expense (income), net	206	(73)	376	(29)
Income (loss) before provision for income taxes	56,072	(11,568)	33,845	25,729
Provision (benefit) for income taxes	15,717	(2,790)	8,777	6,650
Net income (loss)	$40,355	$(8,778)	$25,068	$19,079

Basic earnings (loss) per share	$2.44	$(0.49)	$1.52	$1.05
Diluted earnings (loss) per share	$2.38	$(0.49)	$1.50	$1.05

Weighted-average shares outstanding:
Basic	16,535	17,906	16,540	18,107
Diluted	16,982	17,906	16,764	18,220
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	26-Weeks Ended
	August 1, 2020	August 3, 2019
Cash Flows From Operating Activities:
Net income	$25,068	$19,079
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,354	14,903
Stock-based compensation	1,854	906
Impairment charges	33,173	449
Contingent earnout valuation	(1,746)	7,670
Other non-cash adjustments to net income	(6,712)	2,191
Changes in operating assets and liabilities:
Inventories, net	105,976	8,769
Receivables, net	(5,686)	3,114
Accounts payable	(7,359)	17,544
Income tax payable, net	14,490	1,258
Other assets and liabilities	5,457	(1,739)
Net cash provided by operating activities	178,869	74,144

Cash Flows From Investing Activities:
Capital expenditures	(12,452)	(5,873)
Other, net	562	254
Net cash used in investing activities	(11,890)	(5,619)

Cash Flows From Financing Activities:
Proceeds under credit facilities	115,918	—
Repayments under credit facilities	(115,918)	(18,000)
Cash used for stock repurchases	(9,748)	(13,745)
Cash used for contingent earnout	(4,761)	—
Net payments on finance lease obligations	(517)	(481)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	261	290
Other, net	(483)	(555)
Net cash used in financing activities	(15,248)	(32,491)

Net increase in cash and cash equivalents	151,731	36,034
Cash and cash equivalents, beginning of period	66,078	61,756
Cash and cash equivalents, end of period	$217,809	$97,790
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders Investment
(in thousands)

13-Weeks Ended August 1, 2020
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - May 2, 2020	39,255	$393	$190,260	$769,315	22,739	$(655,401)	$304,567
Net income	—	—	—	40,355	—	—	40,355
Issuance of shares through the Company's equity plans	32	—	95	—	—	—	95
Adjustment for adoption of accounting standard(1)	—	—	—	84	—	—	84
Settlement of net share equity awards	—	—	—	—	4	(59)	(59)
Stock-based compensation	—	—	637	—	—	—	637
Balance - August 1, 2020	39,287	$393	$190,992	$809,754	22,743	$(655,460)	$345,679

13-Weeks Ended August 3, 2019
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - May 4, 2019	39,101	$391	$186,462	$785,454	20,945	$(615,125)	$357,182
Net loss	—	—	—	(8,778)	—	—	(8,778)
Issuance of shares through the Company's equity plans	24	—	86	—	—	—	86
Purchase of shares under the stock repurchase program	—	—	—	—	430	(8,946)	(8,946)
Stock-based compensation	—	—	399	—	—	—	399
Balance - August 3, 2019	39,125	$391	$186,947	$776,677	21,376	$(624,070)	$339,945
Note: Columns may not foot due to rounding.

(1) Adoption of Accounting Standards Update (ASU) No. 2016-13, Topic 326, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. See Note 2, Recent Accounting Pronouncements, in this Quarterly Report on Form 10-Q.

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders Investment
(in thousands)

26-Weeks Ended August 1, 2020
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - February 1, 2020	39,141	$391	$188,879	$784,942	22,280	$(645,229)	$328,983
Net income	—	—	—	25,068	—	—	25,068
Issuance of shares through the Company's equity plans	146	2	259	—	—	—	261
Adjustment for adoption of accounting standard(1)	—	—	—	(256)	—	—	(256)
Purchase of shares under the stock repurchase program	—	—	—	—	428	(9,748)	(9,748)
Settlement of net share equity awards	—	—	—	—	35	(483)	(483)
Stock-based compensation	—	—	1,854	—	—	—	1,854
Balance - August 1, 2020	39,287	$393	$190,992	$809,754	22,743	$(655,460)	$345,679

26-Weeks Ended August 3, 2019
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - February 2, 2019	38,983	$390	$185,752	$759,677	20,686	$(609,770)	$336,049
Net income	—	—	—	19,079	—	—	19,079
Issuance of shares through the Company's equity plans	142	1	289	—	—	—	290
Adjustment for adoption of accounting standard(2)	—	—	—	(2,080)	—	—	(2,080)
Purchase of shares under the stock repurchase program	—	—	—	—	660	(13,745)	(13,745)
Settlement of net share equity awards	—	—	—	—	29	(556)	(556)
Stock-based compensation	—	—	906	—	—	—	906
Balance - August 3, 2019	39,125	$391	$186,947	$776,677	21,376	$(624,070)	$339,945
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

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (including the condensed consolidated balance sheet as of February 1, 2020, which has been derived from audited financial statements) have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to “Hibbett,” “we,” “our,” “us” and the “Company” refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.

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

Impact of the Novel Coronavirus (COVID-19)

COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and continues to evolve. The outbreak of COVID-19 and related measures to quell the outbreak have impacted our inventory supply chain, operations and customer demand. The COVID-19 pandemic could further affect the Company's operations and the operations of its suppliers and vendors as a result of continuing or recurring quarantine, shelter-in-place or social distancing measures, limitations on travel, limitations on store or facility operations up to and including closures, and other governmental, business or consumer actions. The extent to which the COVID-19 pandemic will impact the Company’s operations, liquidity or financial results in subsequent periods is uncertain, but such impact could be material.

Property and Equipment

Property and equipment are recorded at cost. Finance lease assets are shown as right-of-use (ROU) assets and are excluded from property and equipment (see Note 3, Leases).

Property and equipment consists of the following (in thousands):

	August 1, 2020	February 1, 2020	August 3, 2019
Land	$7,277	$7,277	$7,277
Buildings	21,635	21,635	21,347
Equipment	97,909	95,100	95,098
Furniture and fixtures	37,654	37,048	35,541
Leasehold improvements	104,322	102,528	101,394
Construction in progress	1,515	1,660	1,202
Total property and equipment	270,312	265,248	261,859
Less: accumulated depreciation and amortization	171,738	164,292	157,995
Total property and equipment, net	$98,574	$100,956	$103,864

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

Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheets and was $3.2 million, $2.7 million and $2.4 million at August 1, 2020, February 1, 2020 and August 3, 2019, respectively.

Gift Cards: Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue. Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise. Unredeemed gift cards are recorded in accounts payable on our unaudited condensed consolidated balance sheets.

The net deferred revenue liability for gift cards, customer orders and layaways at August 1, 2020, February 1, 2020 and August 3, 2019 was $9.5 million, $7.7 million and $8.4 million, respectively, and is recognized in accounts payable on our unaudited condensed consolidated balance sheets. Gift card breakage income is recognized in net sales in proportion to the redemption pattern of rights exercised by the customer and was not material in any period presented.

During the 13-weeks ended August 1, 2020 and August 3, 2019, $0.5 million and $0.6 million of gift card deferred revenue from prior periods was realized, respectively. During the 26-weeks ended August 1, 2020 and August 3, 2019, $0.8 million and $1.2 million of gift card deferred revenue from prior periods was realized, respectively.

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

Revenues disaggregated by major product categories are as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Footwear	$287,010	$152,468	$474,224	$367,543
Apparel	119,748	66,597	178,184	146,154
Equipment	34,849	33,375	59,037	82,038
Total	$441,607	$252,440	$711,445	$595,735

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

In valuing goodwill, we use a combination of the Discounted Cash Flow methodology and the Guideline Public Company methodology, which require assumptions related to future cash flows, discount rate and comparable public company entities. In the 13-weeks ended May 2, 2020, we determined that goodwill of our City Gear reporting unit was fully impaired and recognized a non-cash impairment charge of $19.7 million. No impairment related to goodwill was recognized during the 13-weeks ended August 1, 2020 or the year ended February 1, 2020.

A reconciliation of goodwill from February 1, 2020 to August 1, 2020 consists of the following:

(in thousands)
Goodwill balance at February 1, 2020	$19,661
Impairment losses	(19,661)
Goodwill balance at August 1, 2020	$—

In valuing the tradename intangible, we use the Relief from Royalty method which requires assumptions related to future revenues, royalty rate and discount rate. In the 13-weeks ended May 2, 2020, we determined that the City Gear tradename was partially impaired and recognized a non-cash impairment charge of $8.9 million in store operating, selling and administrative expenses on our unaudited condensed consolidated statement of operations. No impairment related to the tradename was recognized during the 13-weeks ended August 1, 2020, the year ended February 1, 2020 or the 13 and 26-weeks ended August 3, 2019.

A reconciliation of the tradename intangible asset from February 1, 2020 to August 1, 2020 consists of the following:

(in thousands)
Tradename intangible asset balance at February 1, 2020	$32,400
Impairment losses	(8,900)
Tradename intangible asset balance at August 1, 2020	$23,500

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

Standards that are not yet adopted

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations. As of August 1, 2020, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.

Index
3. Leases

In April 2020, the Financial Accounting Standards Board (FASB) issued interpretive guidance to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Under current U.S. GAAP, subsequent changes to lease payments that are not stipulated in the original lease are generally accounted for as lease modifications under ASC Topic 842, Leases. The interpretive guidance grants relief by allowing companies to make an accounting policy election to not evaluate lease concessions related to the effects of the COVID-19 pandemic as lease modifications.

We elected not to utilize this exception and accounted for COVID-19 related lease concessions as modifications triggering lease remeasurement. The majority of the lease modifications during the 13-weeks ended August 1, 2020, were in the form of deferred rent payments totaling $1.0 million which will generally be repaid by us over the next six to eighteen months. Other modifications included rent abatements with lease term extensions which resulted in $5.7 million of additional rent considered in our remeasurement. For the 26-weeks ended August 1, 2020, there were $1.4 million in deferred rent lease modifications and $5.8 million in rent abatements with lease term extensions.

ROU lease assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to test ROU assets (or asset groups that contain one or more ROU assets) for impairment, whether ROU assets are impaired, and if so, the amount of the impairment loss to recognize. An asset group impairment charge of approximately $0.5 million and $0.1 million was recognized in the 13-weeks ended August 1, 2020 and August 3, 2019, respectively. An asset group impairment charge of approximately $4.6 million and $0.9 million was recognized in the 26-weeks ended August 1, 2020 and August 3, 2019, respectively.

Lease costs are as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating lease cost	$16,629	$18,404	$33,769	$35,542
Finance lease cost:
Amortization of assets	244	223	479	460
Interest on lease liabilities	46	58	94	123
Variable lease cost	1,555	(281)	347	104
	$18,474	$18,404	$34,689	$36,229

Finance ROU assets on the unaudited condensed consolidated balance sheet at August 1, 2020, February 1, 2020 and August 3, 2019 are shown net of accumulated amortization of $1.0 million, 0.8 million and $0.4 million, respectively.

The following table provides supplemental balance sheet information related to leases:

	August 1, 2020	February 1, 2020	August 3, 2019
Weighted-average remaining lease term (in years):
Operating leases	5	5	5
Finance leases	4	4	3

Weighted-average discount rate:
Operating leases	3.8%	4.1%	4.2%
Finance leases	7.4%	8.8%	13.5%

Index

The following table provides supplemental cash flow and other information related to leases (in thousands):

	26-Weeks Ended
	August 1, 2020	August 3, 2019
Operating cash flows from operating leases	$37,827	$35,225
Operating cash flows from finance leases	$94	$123
Financing cash flows from finance leases	$517	$481

ROU assets obtained in exchange for lease liabilities, net
Operating leases	$29,158	$19,416
Finance leases	$789	$—

Maturities of lease liabilities as of August 1, 2020 (in thousands):

	Operating	Finance	Total
Remainder of Fiscal 2021	$33,154	$580	$33,734
Fiscal 2022	70,079	876	70,955
Fiscal 2023	54,525	825	55,350
Fiscal 2024	39,805	660	40,465
Fiscal 2025	29,061	156	29,217
Thereafter	48,630	100	48,730
Total minimum lease payments	275,254	3,197	278,451
Less amount representing interest	25,198	336	25,534
	$250,056	$2,861	$252,917

As of August 1, 2020, we have entered into operating leases of approximately $0.7 million related to future store locations that have not yet commenced.

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

The table below segregates all financial assets and financial liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	August 1, 2020			February 1, 2020			August 3, 2019
	Level I	Level II	Level III	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$222	$—	$—	$554	$—	$—	$95	$—	$—
Long-term investments	2,177	—	—	2,208	—	—	2,588	—	—
Short-term contingent earnout	—	—	14,550	—	—	9,958	—	—	6,998
Long-term contingent earnout	—	—	—	—	—	11,099	—	—	6,672
Total investments	$2,399	$—	$14,550	$2,762	$—	$21,057	$2,683	$—	$13,670

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets. Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets. Short-term contingent earnout

Index
is reported in other accrued expenses on our unaudited condensed consolidated balance sheets. Long-term contingent earnout is reported in other liabilities on our unaudited condensed consolidated balance sheets.

The short-term and long-term contingent earnouts represent the fair value of potential additional payments outlined in the Purchase Agreement to the former members and warrant holders of City Gear if certain financial goals are achieved in Fiscal 2020 and Fiscal 2021 (Earnout). The total Earnout was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, risk-free rate and dividend yield. The Earnout is re-valued each quarter and any change in valuation is recognized in our statements of operations. As a result of the revaluation for the 13 and 26-weeks ended August 1, 2020, an increase of $14.5 million and a decrease of $6.5 million was recognized in store operating, selling and administrative expenses, respectively. As a result of the revaluation for the 13 and 26-weeks ended August 3, 2019, increases of $7.1 million and $7.7 million, respectively, were recognized in store operating, selling and administrative expenses.

The table below are reconciliations of the contingent earnout balance for each period presented (in thousands):

	26-Weeks Ended		52-Weeks Ended		26-Weeks Ended
	August 1, 2020		February 1, 2020		August 3, 2019
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Beginning Balance	$9,958	$11,099	$—	$9,200	$—	$9,200
Change in valuation, net	3,493	—	9,958	1,899	6,998	(2,528)
Payment of year one earnout	(10,000)	—	—	—	—	—
Reclassification from long-term, net	11,099	(11,099)	—	—	—	—
Ending Balance	$14,550	$—	$9,958	$11,099	$6,998	$6,672

5. Debt

In October 2018, we entered into amended agreements with Bank of America, N.A. and Regions Bank providing for an aggregate amount of credit available to us under each line of credit of $50.0 million for the purpose of financing a portion of the cash purchase price payable in the acquisition of City Gear.

The terms of the Bank of America facility allowed for borrowings up to $50.0 million with an interest rate agreed upon between the lender and us at the time the loan was made. The terms of the Regions Bank facility allowed for borrowings up to $50.0 million with an interest rate at one-month LIBOR plus 1.5%. Both facilities were unsecured, due on demand and set to expire in October 2021. Under the provisions of both facilities, we did not pay commitment fees. However, both were subject to negative pledge agreements that, among other things, restricted liens or transfers of assets including inventory, tangible or intangible personal property and land and land improvements.

In March 2020, we borrowed $50.0 million under these credit agreements as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of then current uncertainty in the global markets resulting from the COVID-19 pandemic. The proceeds from such borrowings were preserved for working capital, capital expenditures and general corporate purposes.

On April 16, 2020, we entered into the Second Amended and Restated Note with Regions Bank (Amended Credit Facility) that provides for an aggregate amount of credit available to us of $75.0 million. The Amended Credit Facility superseded the Regions Bank credit agreement dated October 2018, matures April 19, 2021, and is secured by all assets of the Company with the exception of real property. Simultaneous to the execution of the Amended Credit Facility, the $50.0 million outstanding under the previous credit agreements was paid in full, the Bank of America credit agreement dated October 2018 was terminated and we incurred borrowings under the Amended Credit Facility of $50.0 million. On June 5, 2020, we entered into a Note Modification Agreement that extends the maturity date of the Amended Credit Facility from April 19, 2021 to July 18, 2021. No other provisions of the Amended Credit Facility were affected.
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

Index
The Amended Credit Facility has one financial covenant which requires us to maintain inventory with a minimum value of $150.0 million at all times (measured at the lower of cost or net realizable value consistent with U.S. GAAP). As of August 1, 2020, we were in compliance with this covenant. The Amended Credit Facility also restricts us from engaging in certain acquisitions and from incurring indebtedness, other than certain customary permitted indebtedness related to business operations.
There were 39 days during the 13-weeks ended August 1, 2020, where we incurred borrowings against our credit facility for an average and maximum borrowing of $50.0 million and $50.0 million, respectively. The average interest rate during the 13-weeks ended August 1, 2020 was 3.94%. There were 97 days during the 26-weeks ended August 1, 2020, where we incurred borrowings against all credit facilities for an average and maximum borrowing of $43.3 million and $50.0 million, respectively. The average interest rate during the 26-weeks ended August 1, 2020, was 3.45%. At August 1, 2020, a total of $75.0 million was available to us from the Amended Credit Facility.

There were 331 days during the 52-weeks ended February 1, 2020, where we incurred borrowings against the credit facilities for an average and maximum borrowing of $21.5 million and $38.0 million, respectively, and an average interest rate of 3.73%.

There were 91 days during the 13-weeks ended August 3, 2019, where we incurred borrowings against the credit facilities for an average and maximum borrowing of $21.7 million and $26.0 million, respectively. The average interest rate during the 13-weeks ended August 3, 2019 was 3.91%. There were 182 days during the 26-weeks ended August 3, 2019, where we incurred borrowings against all credit facilities for an average and maximum borrowing of $26.3 million and $35.0 million, respectively. The average interest rate during the 26-weeks ended August 1, 2020, was 3.95%.

6. Stock-Based Compensation

The compensation costs that have been charged against income were as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Stock-based compensation expense by type:
Stock options	$—	$—	$90	$92
Restricted stock units	587	354	1,647	716
Employee stock purchases	27	21	70	51
Director deferred compensation	23	24	47	47
Total stock-based compensation expense	637	399	1,854	906
Income tax benefit recognized	168	89	423	203
Stock-based compensation expense, net of income tax	$469	$310	$1,431	$703

Expense for restricted stock units is shown net of forfeitures of $0.7 million and $0.5 million for the 13-weeks ended August 1, 2020 and August 3, 2019, respectively. Expense for restricted stock units is shown net of forfeitures of $0.9 million and $1.8 million for the 26-weeks ended August 1, 2020 and August 3, 2019, respectively.
We have granted the following equity awards:

	13-Weeks Ended		26-Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Stock options	—	—	27,000	16,798
Restricted stock unit awards	3,264	31,573	337,749	222,594
Performance-based restricted stock unit awards	—	—	—	34,300
Deferred stock units	1,120	1,288	3,263	2,315

Index
At August 1, 2020, the total compensation costs related to unvested restricted stock unit awards not yet recognized was $6.2 million and the weighted-average period over which such awards are expected to be recognized was 2.7 years. There were no compensation costs related to unvested stock options at August 1, 2020.

During the 13-weeks ended August 1, 2020 and August 3, 2019, no stock options were granted. The weighted-average grant date fair value of stock options granted during the 26-weeks ended August 1, 2020 and August 3, 2019 was $3.33 and $5.46 per share, respectively.
Under the 2012 Non-Employee Director Equity Plan (2012 Plan), no shares of our common stock were awarded during the 13-weeks ended August 1, 2020 or August 3, 2019. A total of 13,858 shares of our common stock were awarded during the 26-weeks ended August 3, 2019, as part of the annual equity award to directors in the first quarter.
The number of shares purchased, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	13-Weeks Ended		26-Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Shares purchased	11,143	5,628	28,901	15,553
Average price per share	$8.60	$15.47	$9.03	$13.35
Weighted-average fair value at grant date	$2.39	$5.20	$3.51	$3.89

7. Earnings Per Share
The computation of basic earnings per share (EPS) is based on the number of weighted-average common shares outstanding during the period. The computation of diluted EPS is based on the weighted-average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and issuance of restricted stock. The number of incremental shares is calculated by applying the treasury stock method. The following table sets forth the weighted-average common shares outstanding (in thousands):

	13-Weeks Ended		26-Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Weighted-average shares used in basic computations	16,535	17,906	16,540	18,107
Dilutive equity awards	447	—	224	113
Weighted-average shares used in diluted computations	16,982	17,906	16,764	18,220

For the 13-weeks ended August 1, 2020, we excluded 228,173 options from the computation of diluted weighted-average common shares and common stock equivalents outstanding because of their anti-dilutive effect. For the 13-weeks ended August 3, 2019, all stock-based awards were excluded from the computation of diluted weighted-average common shares and common stock equivalents outstanding. During periods of net income, we exclude anti-dilutive options and unvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by period end. During periods of net loss, no effect is given for anti-dilutive options or unvested stock awards.

We also excluded 8,950 unvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by August 1, 2020. Assuming the performance-criteria had been achieved as of August 1, 2020, the incremental dilutive impact would have been 6,785 shares.

8. Stock Repurchase Activity
In November 2018, the Board of Directors (Board) authorized the extension of our Stock Repurchase Program (Program) in the amount of $300.0 million to repurchase our common stock through January 29, 2022. The Program authorizes repurchases of our common stock in open market or negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management. In addition to the Program, we also acquire shares of our common stock

Index
from holders of restricted stock unit awards to satisfy tax withholding requirements due at vesting. Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program authorization.
During the 13-weeks ended August 1, 2020, we did not repurchase any shares of our common stock under the Program and acquired 4,061 shares from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.1 million. During the 26-weeks ended August 1, 2020, we repurchased 428,018 shares of our common stock at a cost of $9.7 million under the Program and acquired 34,956 shares from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.5 million.
During the 13-weeks ended August 3, 2019, we repurchased 429,964 shares of our common stock at a cost of $8.9 million and acquired no shares from holders of restricted stock unit awards to satisfy tax withholding requirements. During the 26-weeks ended August 3, 2019, we repurchased 659,964 shares of our common stock at a cost of $13.7 million under the Program and acquired 29,432 shares from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.6 million.

As of August 1, 2020, we had approximately $143.3 million remaining under the Program for stock repurchases.
9. Commitments and Contingencies
Annual Bonuses and Equity Incentive Awards.
Specified officers and corporate employees of our Company are eligible to receive annual bonuses, based on measures of Company operating performance. For Fiscal 2021, the Compensation Committee of our Board again based the short-term cash incentive on earnings before interest and taxes (EBIT) for Fiscal 2021 but in light of the COVID-19 pandemic, the Compensation Committee expects that adjustments to the set goal will be made in its discretion. Annual bonus related expenses included in accrued payroll expenses on our unaudited condensed consolidated balance sheets was $4.6 million, $8.7 million and $3.9 million at August 1, 2020, February 1, 2020 and August 3, 2019, respectively.
In addition, the Compensation Committee of the Board has placed performance criteria on certain awards of restricted stock units (PSUs) to our “named executive officers” as determined in accordance with Item 402(a) of Regulation S-K. The performance criteria are tied to performance targets with respect to future return on invested capital and earnings before interest and taxes over a specified period of time. These PSUs are expensed under the provisions of ASC Topic 718, Compensation – Stock Compensation, and are evaluated each quarter to determine the probability that the performance conditions set within will be met. Due to the current macroeconomic environment and unprecedented disruption caused by the COVID-19 pandemic, the resulting significant global market decline, and its effect on the value of our common stock, the Compensation Committee decided to make adjustments to the compensation structure for Fiscal 2021. For Fiscal 2021 only, equity awards to executive officers were service-based only, with no performance criteria.
Legal Proceedings and Other Contingencies.

If we believe that a loss is both probable and estimable for a particular matter, the loss is accrued in accordance with the requirements of ASC Topic 450, Contingencies. No material amounts were accrued at August 1, 2020, February 1, 2020 or August 3, 2019 pertaining to legal proceedings or other contingencies.

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

Index
identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.
At August 1, 2020, we had a liability of $0.7 million associated with unrecognized tax benefits. We file income tax returns in U.S. federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2017 or by most state taxing jurisdictions for years prior to Fiscal 2016.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020. The CARES Act includes, among other things, refundable payroll tax credits, deferral of employer-side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. We have taken advantage of several of these relief provisions.

11. Related-Party Transactions
The Company leases one store under a lease arrangement with AL Florence Realty Holdings 2010, LLC, a wholly owned subsidiary of Books-A-Million, Inc. (BAMM). One of our Directors, Terrance G. Finley is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 2022. Minimum lease payments remaining under this lease at August 1, 2020 and August 3, 2019 were $0.2 million and $0.3 million, respectively.
The Company honored certain contracts in place for its wholly owned subsidiary, City Gear, LLC, upon acquisition. The following listing represents those contracts of which Michael E. Longo, the Company's President and CEO, has an interest in, either directly or indirectly:

Memphis Logistics Group (MLG)

MLG provides logistics and warehousing services to City Gear. Mr. Longo owns a majority interest in MLG and the initial contract term was effective through June 2020 but has been extended to June 2021. The supply chain and logistic transition is currently in the planning stages. In the 13-weeks ended August 1, 2020 and August 3, 2019, payments to MLG under the contract were $1.7 million and $2.0 million, respectively. In the 26-weeks ended August 1, 2020 and August 3, 2019, payments to MLG under the contract were $3.4 million and $3.9 million, respectively. The amount outstanding to MLG at August 1, 2020, February 1, 2020 and August 3, 2019 was $0.5 million, $0.5 million and $0.2 million, respectively, and is included in accounts payable on our unaudited condensed consolidated balance sheets.

T.I.G. Construction (TIG)

TIG historically performed the majority of new store and store remodel construction for City Gear and is owned by a close relative of Mr. Longo. These functions are currently being transitioned to the Company's property management department. For the 13-weeks ended August 1, 2020 and August 3, 2019, payments to TIG for its services were $1.7 million and $1.1 million, respectively. In the 26-weeks ended August 1, 2020 and August 3, 2019, payments to TIG for its services were $2.4 million and $1.5 million, respectively. The amount outstanding to TIG at August 1, 2020, February 1, 2020 and August 3, 2019 was $19.0 thousand, $0.1 million and $0.2 million, respectively, and is included in accounts payable on our unaudited condensed consolidated balance sheets.

Merchant's Capital (MC)

Merchant's Capital owned the office building where City Gear had its corporate offices in Memphis, Tennessee. Mr. Longo is a 33.3% partner in MC. The initial lease term ended on December 31, 2019 but was extended to April 30, 2020 to allow for the transition of City Gear's corporate office to the Company's Birmingham, Alabama headquarters. In the 13-weeks ended August 1, 2020, there were no minimum lease payments to MC. In the 13-weeks ended August 3, 2019, minimum lease payments to MC were $51.2 thousand. There were no minimum lease payments remaining under this lease at August 1, 2020. There were no amounts outstanding to MC at August 1, 2020, February 1, 2020 or August 3, 2019.

In addition to the related party interests listed above, Mr. Longo also has a membership interest in the earnout discussed in Note 4 - Fair Value of Financial Instruments. Pursuant to the Membership Interest and Warrant Purchase Agreement dated October 29, 2018 and based on Fiscal 2020 financial results, the former members and warrant holders of City Gear are entitled to and were paid the first earnout payment of $10.0 million on June 1, 2020. Mr. Longo was entitled to approximately 22.8% of any earnout payment or up to $2.3 million of the initial earnout payment. If the maximum remaining earnout payment of

Index
$15.0 million is earned based on Fiscal 2021 financial results, Mr. Longo will be entitled up to an additional $4.4 million payable in Fiscal 2022.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “forecast,” “guidance,” “outlook,” “estimate” “will,” “may,” “could,” “possible,” “potential” or other similar words, phrases or expressions. For example, our forward-looking statements include statements regarding:

•the anticipated impact to our business operations, consumer demand or discretionary spending, and supply chain due to the ongoing global pandemic of a novel strain of the coronavirus (COVID-19) and the restrictions that might be imposed by federal, state, or local governments in response to the COVID-19 pandemic;
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
•the impact of technology on our operations and business, including cyberattacks, cyber liability, or potential liability for breaches of our privacy or information security systems; and
•our ability to mitigate the risk of possible business interruptions, including, without limitation, from political or social unrest (including vandalism and looting).

Index
A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements. Our forward-looking statements are based on currently available operation, financial and business information and speak only as of the date of this report. Our business, financial condition, results of operations, financial condition, results of operations and prospects may have changed since that date. For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors” in our Form 10-K for the fiscal year ended February 1, 2020 filed with the Securities and Exchange Commission (SEC) on April 16, 2020, Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended May 2, 2020 filed with the SEC on June 8, 2020, and in Part II, Item 1A of this Quarterly Report on form 10-Q. You should also read such information in conjunction with our unaudited condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
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

Investor Access to Company Filings

We make available free of charge on our website, www.hibbett.com under the heading “Investor Relations,” copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Securities Exchange Act) as well as all Forms 3, 4 and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the SEC on its EDGAR database at www.sec.gov. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, at no charge, by writing to: Investor Relations, Hibbett Sports, Inc., 2700 Milan Court, Birmingham, Alabama 35211.

The Challenging Business Environment and Our Commitment

The business environment has been and continues to be challenging, on both a personal and professional level. Many have been affected by both the COVID-19 pandemic and the renewed focus on important social issues. We are taking action to be part of the solution in our neighborhoods. Our commitment includes:

•Continuing to be proactive in protecting the health and safety of our team members and customers and requiring all store locations, our store support center and logistics facility to follow prescribed safety guidelines. For more information, please visit www.hibbett.com/shop-safely-in-stores.html.
•Recognizing the challenges facing our society related to important social issues. The Sole School initiative has been launched and over 80 high schools will be involved. The program includes product and monetary donations and is closely linked to high school athletics. Given the current COVID-19 environment, we are partnering with the selected schools to develop a virtual engagement plan that will protect the safety of the communities. A pilot program will begin in the third quarter of Fiscal 2021 with a full rollout expected by the second quarter of Fiscal 2022 that will align with the spring sports season.

The COVID-19 pandemic remains a rapidly evolving situation. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and stockholders.

Despite the challenging business environment, our business generated significant momentum in the second quarter as evidenced by our results of operations as described below. Our business model and dedicated team members delivered on our commitment of superior customer service with a compelling merchandise assortment. The impact of the COVID-19 pandemic is fluid and

Index
continues to evolve, and therefore, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.

General Overview
Hibbett Sports, Inc., headquartered in Birmingham, Alabama, is a leading athletic-inspired fashion retailer with nearly 1,100 Hibbett Sports, City Gear and Sports Addition specialty stores located in 35 states nationwide. Celebrating its 75th year, Hibbett has a rich history of convenient locations, personalized customer service and access to coveted footwear, apparel and equipment from top brands like Nike, Jordan and adidas. Consumers can browse styles, find new releases, shop looks and make purchases online or in their nearest store by visiting www.hibbett.com. Follow us @hibbettsports and @citygear on Facebook, Instagram, and Twitter. As of August 1, 2020, we operated a total of 1,077 retail stores in 35 states composed of 901 Hibbett Sports stores, 158 City Gear stores and 18 Sports Additions athletic shoe stores.

Our Hibbett Sports stores average 5,800 square feet and are located primarily in strip centers, which are usually near a major chain retailer such as Wal-Mart. Our City Gear stores average 5,000 square feet and are located primarily in strip centers. As of August 1, 2020, our store base consisted of 799 stores located in strip centers, 31 free-standing stores and 247 enclosed mall locations.

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

Comparable sales data for the periods presented reflects sales for our retail stores open throughout the entire period and the corresponding period of the prior fiscal year, and e-commerce sales. We consider comparable store sales to be a key indicator of our current performance, measuring the growth in sales and sales productivity of existing stores. Management believes that positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to de-leveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow.
Inclusion of our City Gear stores began in the fourth quarter of Fiscal 2020. If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable sales base until it has been open a full 12 months. During the 13-weeks ended August 1, 2020, we included 1,044 stores in comparable sales. During the 26-weeks ended August 1, 2020, we included 1,042 stores in comparable sales. We did not exclude any stores from the comparable sales base that were temporarily closed due to the COVID-19 pandemic.

Executive Summary

Net sales for the 13-weeks ended August 1, 2020, increased 74.9% to $441.6 million compared with $252.4 million for the 13-weeks ended August 3, 2019. Comparable sales increased 79.2%. Brick and mortar comparable sales increased 65.2%. E-commerce sales grew by 212.2% and represented 15.7% of total net sales for the second quarter compared to 8.6% in the prior year second quarter. We believe the increase in overall sales was positively impacted by pent-up consumer demand, temporary and permanent store closures by our competitors, and stimulus money which increased traffic to our stores and website.

Net sales for the 26-weeks ended August 1, 2020, increased 19.4% to $711.4 million compared with $595.7 million for the 26-weeks ended August 3, 2019. Comparable sales increased 22.2%. Brick and mortar comparable sales were up 8.9% and e-commerce sales increased 150.9%, representing 18.2% of total sales in the current year compared to 8.4% of total sales in the comparable period last year.
Store operating, selling and administrative (SG&A) expenses was 22.6% of net sales for the 13-weeks ended August 1, 2020, compared with 31.8% of net sales for the 13-weeks ended August 3, 2019. This decrease was the result of leverage gained from the strong sales performance. Excluding certain expenses related to the COVID-19 pandemic and City Gear acquisition and integration, comparable SG&A expenses on a non-GAAP basis decreased approximately 920 basis points to 19.3% of net sales for the 13-weeks ended August 1, 2020, from 28.5% of net sales for the 13-weeks ended August 3, 2019. This decrease was also due to leverage from the significant sales increase.

Index
SG&A expenses were 26.6% of net sales for the 26-weeks ended August 1, 2020, compared with 25.9% of net sales for the 26-weeks ended August 3, 2019. A large portion of this increase resulted from impacts related to the COVID-19 pandemic. This included first quarter expenses for non-cash intangible asset impairments triggered by a significant decrease in the market valuation of the Company and payroll costs to support team members at closed stores. On a non-GAAP basis, comparable SG&A expenses were 21.0% of net sales for the 26-weeks ended August 1, 2020, compared with 24.2% of net sales for the 26-weeks ended August 3, 2019.

During the second quarter of Fiscal 2021, we opened three new stores, rebranded four Hibbett stores to City Gear stores, and closed eight stores, bringing the store base to 1,077 in 35 states as of August 1, 2020. Store closures primarily included underperforming stores. We ended the second quarter of Fiscal 2021 with $217.8 million of available cash and cash equivalents with no outstanding debt and after stock repurchases of $9.7 million during the 26-weeks ended August 1, 2020.

About Non-GAAP Measures

This MD&A includes certain non-GAAP financial measures, including adjusted net income, earnings per share, gross margin, SG&A expenses as a percentage of net sales and operating income or loss. Management believes these non-GAAP financial measures are useful to investors to facilitate comparisons of our current financial results to historical operations and the financial results of peer companies, as they exclude the effects of items that may not be indicative of, or are unrelated to, our underlying operating results, such as expenses related to the COVID-19 pandemic, the acquisition and integration of City Gear and our accelerated store closure plan in Fiscal 2020. The costs related to the COVID-19 pandemic include impairment charges of goodwill, tradename and other assets, paid-not-worked labor costs net of related tax credits and net lower of cost or net realizable value (LCM) inventory reserve charges. The costs related to the acquisition and integration of City Gear include amortization of inventory step-up value, professional service fees, legal and accounting fees and the year-to-date net change in the contingent earnout valuation. These costs were reflected in acquisition of City Gear costs for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019. The change in valuation of the contingent earnout of $11.0 million that was included in COVID-19 costs for the 13 weeks ended May 2, 2020 was reversed in the 13 and 26 weeks ended August 1, 2020. Costs related to the strategic realignment plan included lease and equipment impairment costs, third party liquidation fees, store exit costs, and residual net lease costs and were specific to Fiscal 2020.

While our management uses these non-GAAP financial measures as a tool to enhance their ability to assess certain aspects of our financial performance, they do not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial statements. Consistent with this approach, we believe that disclosing non-GAAP financial measures to the readers of our financial statements provides such readers with useful supplemental data that, while not a substitute for GAAP financial statements, allows for greater transparency in the review of our financial and operational performance. It should be noted as well that our non-GAAP information may be different from the non-GAAP information provided by other companies.

Reconciliations of our unaudited condensed consolidated statements of operations for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019, respectively, as reported on a GAAP basis, to statements of operations for the same period prepared on a non-GAAP basis, are provided below under the heading “GAAP to Non-GAAP Reconciliations.”

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical and significant accounting policies and estimates are described more fully in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, as filed on April 16, 2020. There have been no changes in our accounting policies in the current period ended August 1, 2020, that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended August 1, 2020, for information regarding recent accounting pronouncements.

Index
Results of Operations
Summarized Unaudited Information

	13-Weeks Ended		26-Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Statements of Operations
Net sales increase	74.9%	19.6%	19.4%	22.6%
Comparable sales increase	79.2%	0.3%	22.2%	3.1%
Gross margin (as a % to net sales)	37.0%	30.3%	33.4%	32.7%
Store operating, selling and administrative expenses (as a % to net sales)	22.6%	31.8%	23.8%	25.9%
Goodwill impairment (as a % of net sales)	—%	—%	2.8%	—%
Depreciation and amortization (as a % to net sales)	1.7%	3.0%	2.0%	2.5%
Provision (benefit) for income taxes (as a % to net sales)	3.6%	(1.1%)	1.2%	1.1%
Net income (loss) (as a % to net sales)	9.1%	(3.5%)	3.5%	3.2%
Diluted earnings (loss) per share	$2.38	$(0.49)	$1.50	$1.05
Weighted-average dilutive shares (in thousands)	16,982	17,906	16,764	18,220

Balance Sheets
Ending cash and cash equivalents (in thousands)	$217,809	$97,790
Average inventory per store	$169,020	$244,190

Store Information
Beginning of period	1,078	1,144	1,081	1,163
New stores opened	3	2	6	5
Rebranded stores	4	2	6	4
Stores closed	(8)	(40)	(16)	(64)
End of period	1,077	1,108	1,077	1,108

Estimated square footage at end of period (in thousands)	6,069	6,239

Share Repurchase Information
Shares purchased under our Program	—	429,964	428,018	659,964
Cost (in thousands)	$—	$8,945	$9,748	$13,745
Settlement of net share equity awards	4,061	—	34,956	29,432
Cost (in thousands)	$59	$—	$483	$555

13-Weeks Ended August 1, 2020 Compared to 13-Weeks Ended August 3, 2019

Net sales. Net sales increased $189.2 million, or 74.9%, to $441.6 million for the 13-weeks ended August 1, 2020 from $252.4 million for the comparable period in the prior year. Furthermore:

•We opened three stores, rebranded four Hibbett Sports stores to City Gear stores and closed eight stores.
•Comparable store sales increased 79.2% driven by a combination of 65.2% brick and mortar comparable sales increase and 212.2% e-commerce comparable sales increase.
•E-commerce sales represented 15.7% of total sales compared to 8.6% for the comparable period in the prior year.
•Footwear, apparel, accessories and licensed product all experienced growth over 50%.
•Women's growth outpaced men's and kid's with all experiencing growth over 75%.
•Team sports remained challenging due to the COVID-19 pandemic and cancellation of spring sports and was the only negative category.

Index
Gross margin. Cost of goods sold includes the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight. Gross margin was $163.6 million, or 37.0% of net sales in the 13-weeks ended August 1, 2020, compared with $76.4 million, or 30.3% of net sales in the same period of the prior fiscal year. Excluding certain expenses related to the COVID-19 pandemic, non-GAAP gross margin was $162.2 million, or 36.7% of net sales in the 13-weeks ended August 1, 2020, compared to $76.4 million or 30.3% of net sales in the same period of the prior fiscal year.

GAAP gross margin was positively impacted by an approximate 670 basis point increase driven by higher sell through, a reduction in inventory valuation reserves and leverage of store occupancy expenses. These impacts were slightly offset by a higher mix of e-commerce sales, which carries a lower margin due to incremental shipping costs. Logistics expenses were higher during the quarter in dollars, but decreased 60 basis points as a percentage of net sales due to higher sales volume. Store occupancy costs decreased approximately 420 basis points as a percentage of net sales also due to higher sales volume. A decrease in aged inventory during the quarter, defined as items six months past the date of last receipt, resulted in a $1.4 million decrease in the LCM inventory reserve for the quarter. This amount was excluded from the non-GAAP gross margin figure.
SG&A expenses. SG&A expenses were $99.8 million, or 22.6% of net sales for the 13-weeks ended August 1, 2020, compared to $80.3 million, or 31.8% of net sales, for the comparable period a year ago. This decrease was the result of leverage gained from the strong sales performance.
Excluding non-GAAP adjustments, SG&A was $85.0 million, or 19.3% net sales, for the 13-weeks ended August 1, 2020, compared to $71.9 million, or 28.5% of net sales for the same period in the prior year. This decrease was also due to leverage from the significant sales increase.
Depreciation and amortization. Depreciation and amortization of $7.5 million decreased 135 basis points as a percentage of net sales for the 13-weeks ended August 1, 2020 compared to the same period of the prior fiscal year. This decrease was mainly due to the leverage from higher net sales.

Provision for income taxes. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 28.0% for the 13-weeks ended August 1, 2020 and was 24.1% of the pre-tax loss for the 13-weeks ended August 3, 2019. The increase in rate was primarily due to the Federal net operating loss carryback benefit generated in the 13-weeks ended May 2, 2020, that is no longer expected at August 1, 2020, due to an improved financial outlook.

26-Weeks Ended August 1, 2020 Compared to 26-Weeks Ended August 3, 2019
Net sales. Net sales increased $115.7 million, or 19.4%, to $711.4 million for the 26-weeks ended August 1, 2020 from $595.7 million for the comparable period in the prior year. Furthermore:

•We opened six stores, rebranded six Hibbett Sports stores to City Gear stores and closed 16 stores.
•Comparable store sales increased 22.2% as the strength of the second quarter more than offset the negative performance from the first quarter when large number of stores were closed entirely or were limited to fulfill e-commerce orders and curbside pick-up in March and April.
•E-commerce sales represented 18.2% of total sales compared to 8.4% for the comparable period in the prior year.
•Footwear was positive across all genders with key investments in women's footwear showing strong results.
•Apparel was positive as we believe our renewed selling focus on connecting our apparel assortment to sneakers resonated with customers.
•Accessories performed well and was supported by our initiative to connect accessories to sneakers.

Gross margin. Cost of goods sold includes the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight. Gross margin was $237.7 million, or 33.4% of net sales in the 26-weeks ended August 1, 2020, compared with $195.0 million, or 32.7% of net sales in the same period of the prior fiscal year. Excluding certain expenses related to the COVID-19 pandemic, non-GAAP gross margin was $241.5 million, or 33.9% of net sales in the 26-weeks ended August 1, 2020, compared to $195.9 million or 32.9% of net sales in the same period of the prior fiscal year.

GAAP gross margin was positively impacted by an approximate 70 basis point increase driven by higher sell through and leverage of store occupancy expenses. These impacts were slightly offset by a higher mix of e-commerce sales, which carries a lower margin due to incremental shipping costs, and an increase in the LCM inventory reserve. Logistics expenses were higher year over year in dollars, but decreased 13 basis points as a percentage of net sales due to higher sales volume. Store occupancy costs decreased approximately 160 basis points as a percentage of net sales also due to higher sales volume. The increase in

Index
aged inventory over the first six months of the year, defined as items six months past the date of last receipt, resulted in a $3.7 million increase in the LCM inventory reserve year over year. This amount was excluded from the non-GAAP gross margin figure.
SG&A expenses. SG&A expenses, including goodwill impairment, were $189.2 million, or 26.6% of net sales, for the 26-weeks ended August 1, 2020, compared to $154.4 million, or 25.9% of net sales for the comparable period a year ago.
Excluding non-GAAP adjustments, SG&A was $149.6 million, or 21.0% net sales for the 26-weeks ended August 1, 2020, from $144.2 million, or 24.2% of net sales for the same period in the prior year.
A large portion of the SG&A increase resulted from impacts related to the COVID-19 pandemic. This included non-cash intangible asset impairments to goodwill in the amount of $19.7 million and the City Gear tradename of $8.9 million. These adjustments resulted from a significant decrease in the market valuation of the Company in the first quarter. Other impacts related to the COVID-19 pandemic included net payroll costs to support team members at closed stores of approximately $2.8 million and asset group impairments of approximately $4.1 million.
On a non-GAAP basis, the 318 basis point decrease in SG&A compared to the prior year resulted mainly from the leverage gained from higher net sales.

Depreciation and amortization. Depreciation and amortization of $14.4 million decreased 48 basis points as a percentage of net sales for the 26-weeks ended August 1, 2020 compared to the same period of the prior fiscal year. This decrease was mainly due to the leverage from higher net sales.

Provision for income taxes. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 25.9% for the 26-weeks ended August 1, 2020 and was 25.8% of the pre-tax income for the 26-weeks ended August 3, 2019.

Index
GAAP to Non-GAAP Reconciliations
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables provide reconciliations of our unaudited condensed consolidated statement of operations for the 13-weeks ended August 1, 2020 and August 3, 2019, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.

13-Weeks Ended August 1, 2020
		Excluded Amounts
	GAAP Basis (As Reported)	Acquisition Costs(1)	COVID-19(2)	Non-GAAP Basis (As Adjusted)	% of Sales
Cost of goods sold	$278,010	$—	$(1,353)	$279,363	63.3%
Gross margin	$163,597	$—	$(1,353)	$162,244	36.7%
SG&A expenses	$99,835	$3,493	$11,309	$85,033	19.3%
Operating income	$56,278	$3,493	$9,956	$69,727	15.8%
Provision for income taxes	$15,717	$979	$2,791	$19,487	4.4%
Net income	$40,355	$2,514	$7,166	$50,035	11.3%
Diluted earnings per share	$2.38	$0.15	$0.42	$2.95

1) Excluded acquisition amounts during the 13-weeks ended August 1, 2020, related to the acquisition of City Gear, LLC consist primarily of change in valuation of contingent earnout and accounting and professional fees.
2) Excluded amounts during the 13-weeks ended August 1, 2020, related to the COVID-19 pandemic consist primarily of non-cash LCM reserve adjustments in cost of goods sold, paid-not-worked salaries net of related tax credits in SG&A and reversal of the change in valuation of contingent earnout recorded during the 13-weeks ended May 2, 2020.

13-Weeks Ended August 3, 2019
		Excluded Amounts
	GAAP Basis (As Reported)	Acquisition Costs(1)	Strategic Realignment (2)	Non-GAAP Basis (As Adjusted)	% of Sales
Cost of goods sold	$176,067	$—	$—	$176,067	69.7%
Gross margin	$76,373	$—	$—	$76,373	30.3%
SG&A expenses	$80,334	$7,553	$892	$71,889	28.5%
Operating (loss) income	$(11,641)	$7,553	$892	$(3,196)	(1.3)%
(Benefit) provision for income taxes	$(2,790)	$1,822	$215	$(753)	(0.3)%
Net (loss) income	$(8,778)	$5,731	$677	$(2,370)	(0.9)%
Diluted (loss) earnings per share	$(0.49)	$0.32	$0.04	$(0.13)

1) Excluded acquisition costs represent costs incurred during the 13-weeks ended August 3, 2019, related to the acquisition of City Gear, LLC and consists primarily of change in valuation of contingent earnout and legal, accounting and professional fees.
2) Excluded strategic realignment amounts during the 13-weeks ended August 3, 2019, related to our accelerated store closure plan and consist of professional fees, loss on fixed assets and impairment costs net of reductions in lease liabilities related to accelerated store closures.

Index
The following tables provide reconciliations of our unaudited condensed consolidated statement of operations for the 26-weeks ended August 1, 2020 and August 3, 2019, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.

26-Weeks Ended August 1, 2020
		Excluded Amounts
	GAAP Basis (As Reported)	Acquisition Costs(1)	COVID-19(2)	Non-GAAP Basis (As Adjusted)	% of Sales
Cost of goods sold	$473,701	$—	$3,736	$469,965	66.1%
Gross margin	$237,744	$—	$3,736	$241,480	33.9%
SG&A expenses	$169,508	$4,147	$15,743	$149,618	21.0%
Goodwill impairment	$19,661	$—	$19,661	$—	—%
Operating income	$34,221	$4,147	$39,140	$77,508	10.9%
Provision for income taxes	$8,777	$1,183	$11,903	$21,863	3.1%
Net income	$25,068	$2,964	$27,237	$55,270	7.8%
Diluted earnings per share	$1.50	$0.18	$1.62	$3.30

1) Excluded acquisition amounts during the 26-weeks ended August 1, 2020, related to the acquisition of City Gear, LLC consist primarily of change in valuation of contingent earnout and accounting and professional fees.
2) Excluded amounts during the 26-weeks ended August 1, 2020, related to the COVID-19 pandemic consist primarily of net non-cash LCM reserve charges in cost of goods sold and impairment (goodwill, tradename and other assets) costs and paid-not-worked salaries net of related tax credits in SG&A.

26-Weeks Ended August 3, 2019
		Excluded Amounts
	GAAP Basis (As Reported)	Acquisition Costs(1)	Strategic Realignment (2)	Non-GAAP Basis (As Adjusted)	% of Sales
Cost of goods sold	$400,759	$956	$—	$399,803	67.1%
Gross margin	$194,976	$956	—	$195,932	32.9%
SG&A expenses	$154,373	$8,287	$1,846	$144,240	24.2%
Operating income	$25,700	$9,243	$1,846	$36,789	6.2%
Provision for income taxes	$6,650	$2,389	$477	$9,516	1.6%
Net income	$19,079	$6,854	$1,369	$27,302	4.6%
Diluted earnings per share	$1.05	$0.38	$0.08	$1.50

1) Excluded acquisition costs represent costs incurred during the 26-weeks ended August 3, 2019, related to the acquisition of City Gear, LLC and consists primarily of change in valuation of contingent earnout, amortization of inventory step-up and legal, accounting and professional fees.

2) Excluded strategic realignment amounts during the 26-weeks ended August 3, 2019, related to our accelerated store closure plan and consists of professional fees, loss on fixed assets and impairment costs net of reductions in lease liabilities related to accelerated store closures.

Index
Liquidity and Capital Resources

Impact of the COVID-19 Pandemic on Liquidity

In response to the uncertain market conditions resulting from the COVID-19 pandemic earlier in the fiscal year, we enhanced our liquidity position through the following actions:

•In March 2020, we borrowed $50.0 million, $25.0 million from each of our two separate $50.0 million unsecured, demand lines of credit. This was done as a precautionary measure in order to increase our cash position and preserve financial flexibility.
•In April 2020, we replaced these two lines of credit with a single $75.0 million secured line of credit with a one-year term and continued to have $50.0 million in outstanding borrowings. In June 2020, the term of the secured line of credit was extended to July 2021. The outstanding $50.0 million balance was subsequently paid off during the second quarter.
•We worked with merchandise and non-merchandise vendors to extend payment terms temporarily through the end of May.
•We negotiated rent deferrals with landlords at select locations.

As the result of strong second quarter sales, our liquidity position has improved significantly. We ended the second quarter of Fiscal 2021 with $217.8 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet. As of August 1, 2020, we had no debt outstanding and full availability under our $75.0 million secured credit facility.

Inventory at the end of the second quarter of Fiscal 2021 was $182.0 million, a 32.7% decrease compared to the prior year second quarter. The strong brick and mortar and e-commerce demand during the quarter was the main driver of the inventory reduction.
Analysis of Cash Flows
Our capital requirements relate primarily to new store openings, relocations and remodels, stock repurchases, facilities and systems to support company growth and working capital requirements. Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year. Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under our credit facilities. We use excess cash to invest in interest-bearing securities and money market accounts, as well as to offset bank fees.
Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	26-Weeks Ended
	August 1, 2020	August 3, 2019
Net cash provided by operating activities	$178,869	$74,144
Net cash used in investing activities	(11,890)	(5,619)
Net cash used in financing activities	(15,248)	(32,491)
Net increase in cash and cash equivalents	$151,731	$36,034
Operating Activities.

Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, such as winter holidays, the spring sales period and late summer back-to-school shopping season. Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $178.9 million for the 26-weeks ended August 1, 2020, compared with net cash provided by operating activities of $74.1 million for the 26-weeks ended August 3, 2019. Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities. Adjustments to net income for non-cash items include depreciation and amortization, valuation of the contingent City Gear earnout liability, impairments, deferred income taxes, amortization of inventory step-up valuation from the City Gear opening balance sheet, and stock-based compensation. Net cash provided by operating activities for August 1, 2020 and August 3, 2019 was impacted by the following:

Index

•Net income provided cash of $25.1 million and $19.1 million during the 26-weeks ended August 1, 2020 and August 3, 2019, respectively.
•Non-cash charges included depreciation and amortization expense of $14.4 million and $14.9 million and stock-based compensation expense of $1.9 million and $0.9 million during the 26-weeks ended August 1, 2020 and August 3, 2019, respectively. Depreciation expense decreased due to a lower store base. Fluctuations in stock-based compensation generally result from the achievement of performance-based equity awards at greater or lesser than their granted level, fluctuations in the price of our common stock and levels and effects of forfeitures in any given period.
•Other non-cash adjustments to net income for the 26-weeks ended August 1, 2020 included $33.2 million of asset impairment charges with the largest impact resulting from a significant decrease in the market valuation of the Company at the beginning of the pandemic, partially offset by an $1.7 million change in the valuation of the contingent earnout related to City Gear.
•Net inventories decreased $106.0 million and $8.8 million during the 26-weeks ended August 1, 2020 and August 3, 2019, respectively. Inventory levels typically decline during the first half of the year, but the decrease was more pronounced this year due to a significant increase in sales volume and proactive inventory management.
•The change in receivables of $5.7 million resulted primarily from employee retention credits under the CARES Act and an increase in receivables related to strong e-commerce sales.
•The change in accounts payable used cash of $7.4 million and provided cash of $17.5 million during the 26-weeks ended August 1, 2020 and August 3, 2019, respectively. This change is due mainly to the timing of payments in relation to inventory receipts.
•The change in income tax payable is impacted by the timing of estimated tax payments. Year-to-date estimated tax payments were determined based on projected taxable income at the end of the first quarter. The taxable income projection at that time was significantly impacted by the uncertainty of the COVID-19 pandemic. With the strong second quarter, estimated tax amounts due have increased substantially.

Investing Activities.
Net cash used in investing activities in the 26-weeks ended August 1, 2020 totaled $11.9 million compared with net cash used in investing activities of $5.6 million in the 26-weeks ended August 3, 2019. Capital expenditures used $12.5 million of cash in the 26-weeks ended August 1, 2020 versus $5.9 million of cash in the 26-weeks ended August 3, 2019. Capital expenditures were used related to opening new stores, remodeling, expanding or relocating existing stores and continued investment in digital initiatives.
We opened six new stores and rebranded six Hibbett Sports stores to City Gear stores during the 26-weeks ended August 1, 2020, as compared to opening five new stores and rebranding four existing stores during the 26-weeks ended August 3, 2019.
We anticipate that our capital expenditures for the fiscal year ending January 30, 2021 will primarily relate to expenditures for:

•the opening of new stores;
•the remodeling, relocation or expansion of selected existing stores;
•information system infrastructure, projects, upgrades and security; and
•other departmental needs.
Financing Activities.

Net cash used in financing activities was $15.2 million in the 26-weeks ended August 1, 2020, compared to net cash used in financing activities of $32.5 million in the prior year period. During the 26-weeks ended August 1, 2020, net borrowings on our credit facilities were zero compared to net repayments on our credit facilities of $18.0 million in the same period of the prior year. We also repurchased $9.7 million of our common stock under our Program per a 10b5-1 plan that was enacted prior to the COVID-19 pandemic. An additional $0.5 million was purchased from holders of restricted stock unit awards to satisfy tax withholding requirements. Combined, this is a decrease of $4.1 million from the prior year 26-weeks ended August 3, 2019. See Note 8, Stock Repurchase Activity, to the unaudited condensed consolidated financial statements for additional information.

Additionally, we paid $10.0 million to the former members and warrant holders of City Gear for achievement of financial goals in the first-year post acquisition. Of this amount, $4.8 million was reflected as financing activities and represents the fair value of the short-term portion of the contingent earnout booked through the purchase price allocation.
At August 1, 2020, we had one secured credit facility with Regions Bank that allows for borrowings up to $75.0 million and has an expiration date of July 18, 2021. Under the provisions of the facility, we do not pay commitment fees; however, it is secured

Index
by all assets of the Company with the exception of real property. As of August 1, 2020, a total of $75.0 million was available to us under the facility. See Note 5, Debt, to the unaudited condensed consolidated financial statements for additional information.
Based on our current operating plans, store forecasts, plans for the repurchase of our common stock and expected capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facility.
Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of August 1, 2020. All merchandise purchase obligations are cancelable. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

Quarterly and Seasonal Fluctuations
We experience seasonal fluctuations in our net sales and results of operations. We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping, though the COVID-19 pandemic may impact our seasonal fluctuations during this period. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including weather fluctuations, the timing of high demand footwear launches, demand for merchandise driven by local interest in sporting events, back-to-school sales and the timing of sales tax holidays and annual income tax refunds.

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
We also utilize a financial institution that is committed to provide loans under our credit facility. There is a risk that this institution cannot deliver against these obligations. For a further discussion of this risk and risks related to our deposits, see “Risk Factors” in our Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on April 16, 2020, Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended May 2, 2020 filed with the SEC on June 8, 2020, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Interest Rate Risk
Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on April 16, 2020.

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

ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the

Index
Securities Exchange Act) as of August 1, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended August 1, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are a party to various legal proceedings incidental to our business. Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a liability on our balance sheet. We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved. No material amounts were accrued at August 1, 2020, February 1, 2020 or August 3, 2019.

ITEM 1A. Risk Factors.

We operate in an environment that involves a number of risks and uncertainties which are described in our Form 10-K for the year ended February 1, 2020. If any of the risks described in our Fiscal 2020 Form 10-K were to actually occur, our business, results of operations and financial results could be adversely affected. There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on April 16, 2020 and Part II, Item 1A of the Quarterly Report on Form 10-Q for the quarter ended May 2, 2020 filed with the SEC on June 8, 2020, except as the supplemental information set forth below.

The continuing impacts of the COVID-19 pandemic are highly unpredictable, volatile, and uncertain, and could adversely affect our business operations, demand for our products and services, our costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, our exposure to litigation, and our financial performance, among other things.

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility, all of which have impacted and may continue to impact our business, results of operations, liquidity, cash flow and financial condition. While we have taken numerous steps to mitigate the impact of the pandemic on our results of operations, there can be no assurance that these efforts will be successful.

Due to numerous uncertainties and factors beyond our control, we are unable to predict the impact that the COVID-19 pandemic will have going forward on our business, results of operations, liquidity, cash flows, and financial condition. These factors and uncertainties include, but are not limited to:

•the severity and duration of the pandemic, including whether there is a “second wave” or other additional periods of increases or spikes in the number of COVID-19 cases in future periods in the communities or states we operate;
•the rapidly changing and fluid circumstances caused by the pandemic and our ability to respond quickly enough or appropriately to those circumstances;
•the duration and degree of governmental, business or other actions in response to the pandemic, including but not limited to quarantine, shelter-in-place, or social distancing measures; restrictions on our operations up to and including complete or partial closure of our stores and distribution centers; economic measures; access to unemployment compensation; fiscal policy changes; or additional measures that may yet be effected;

Index
•the health of, and effect of, the pandemic on our team members and our ability to maintain staffing needs to effectively operate our business;
•evolving macroeconomic factors, including general economic uncertainty, unemployment rates, and recessionary pressures;
•our ability to enter into rent deferral or abatement arrangements or other lease modifications, including lease term extensions, with our landlords;
•our ability to move existing inventory, including potentially having to sell existing inventory at a discount or write-down of value of inventory, and the costs and expenses of updating and replacing inventory;
•our ability to attract customers to our stores when they reopen, given the risks, or perceived risks, of gathering in public places;
•the impact of the pandemic and related economic uncertainty on consumer confidence, economic well-being, spending, and shopping behaviors, both during and after the crisis;
•any disproportionate impact experienced by our target customer demographic;
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
•the potential effects on our internal control environment and data security as a result of changes to various remote work environments;
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

In addition to the factors above, the COVID-19 pandemic has subjected our business to a number of risks, including, but not limited to those discussed below:

Team Member and Customer Safety-Related Risks. In response to the COVID-19 pandemic, we have taken a number of actions across our business to help protect our team members, customers, and others in the communities we serve. These measures include, among other things, adjusted store hours; remote working opportunities for our store support center; increased cleaning and sanitizing measures; limits on customer traffic in stores to maintain physical and social distancing protocols; other physical and social distancing efforts such as markings on floors, signage, plexiglass shields and providing masks to team members in stores, store support center and distribution centers; offering curbside pick-up from stores; and instituting contactless payment in all stores.

We have also taken other steps to support our team members, including expanding our paid time off policy to help alleviate some of the challenges our team members are facing as a result of COVID-19 and expanding health care benefits. The actions that we have taken in response to the pandemic have resulted in incremental costs, and we expect that we will continue to incur additional costs due to the pandemic going forward.

The health and safety of our team members and customers are of primary concern to our management team. However, due to the unpredictable nature of the COVID-19 pandemic and the consequences of our actions, we may see unexpected outcomes from our added safety measures. For example, if we do not respond appropriately to the pandemic, or if our customers do not participate in social distancing and other safety measures, the well-being of our team members and customers could be at risk. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and/or subject us to claims and litigation from team members, customers, suppliers, regulators or other third parties. Additionally, a future outbreak of confirmed cases of COVID-19 in our stores, store support center or distribution centers could result in temporary or sustained workforce shortages or facility closures, which would negatively impact our business and results of operations.

Index
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

Financial and Liquidity Risks. In an effort to strengthen our liquidity position while navigating the COVID-19 pandemic, we took proactive steps during the first quarter of Fiscal 2021, including temporary suspension of our share repurchase program, converting two unsecured, demand lines of credit into a single secured line of credit with a one-year term, working with merchandise and non-merchandise vendors to extend terms for a limited period of time, ramping up inventory allocation systems and distribution infrastructure to support increased online demand and managing the flow of goods in collaboration with our vendor partners, resulting in a decrease in year-over-year inventory and an inventory balance that remained in line with demand.

Additionally, changes in our capital allocation strategy could have adverse impacts, both short- and long-term, on our results of operations and financial position. If we choose not to acquire shares under our share repurchase program, our earnings per share and return on invested capital may be impacted, which in turn could adversely impact our stock price.

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

Index
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the 13-weeks ended August 1, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
May 3, 2020 to May 30, 2020	4,061	$14.65	—	$143,316
May 31, 2020 to July 4, 2020	—	$—	—	$143,316
July 5, 2020 to August 1, 2020	—	$—	—	$143,316
Total	4,061	$14.65	—	$143,316
(1)In November 2018, our Board of Directors authorized the extension through January 29, 2022, of our share repurchase program in the amount of $300.0 million. This extension replaced an existing authorization. The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. See Note 8, Stock Repurchase Activity, to the unaudited condensed consolidated financial statements.

Index
ITEM 6. Exhibits.

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description
Certificate of Incorporation and By-Laws
3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2020.

Form of Stock Certificate
4.1		Form of Stock Certificate; incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007.

Material Agreements
10.1	†	Hibbett Sports, Inc. Amended and Restated 2015 Equity Incentive Plan; incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 (File No .333-238767) filed with the Securities and Exchange Commission on May 29, 2020.
10.2		Note Modification Agreement with Regions Bank; incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 10-Q filed with the Securities and Exchange Commission on June 8, 2020.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended August 1, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at August 1, 2020, February 1, 2020 and August 3, 2019; (ii) the Unaudited Condensed Consolidated Statements of Operations for the 13 and 26-weeks ended August 1, 2020 and August 3, 2019; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the 26-weeks ended August 1, 2020 and August 3, 2019; (iv) the Unaudited Condensed Consolidated Statements of Stockholders Investment for the 13 and 26-weeks ended August 1, 2020 and August 3, 2019; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, has been formatted in Inline XBRL.
	*	Filed Within
	†	Management Contract or Compensatory Plan or Arrangement

Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT SPORTS, INC.

Date:	September 4, 2020	By:	/s/ Robert Volke
Robert Volke
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)