Form 10-Q
period 2020-10-31
HIBBETT SPORTS INC
filed 2020-12-07
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
Shares of common stock, par value $0.01 per share, outstanding as of December 1, 2020, were 16,597,730 shares.

HIBBETT SPORTS, INC.

Index
PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	October 31, 2020	February 1, 2020	November 2, 2019
Current assets:
Cash and cash equivalents	$177,698	$66,078	$77,372
Receivables, net	12,762	8,477	6,732
Inventories, net	210,857	288,011	288,876
Other current assets	10,803	9,946	8,809
Total current assets	412,120	372,512	381,789

Property and equipment, net	99,094	100,956	101,598
Operating right-of-use assets	220,141	229,155	217,622
Finance right-of-use assets, net	2,887	2,250	1,467

Goodwill	—	19,661	19,661
Tradename intangible asset	23,500	32,400	32,400
Deferred income taxes, net	15,750	8,996	7,776
	3,910	3,829	3,568
Total assets	$777,402	$769,759	$765,881

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$102,414	$131,662	$132,386
Operating lease liabilities	60,533	60,649	57,564
Credit facility	—	—	8,000
Finance lease obligations	847	886	838
Accrued payroll expenses	20,474	20,530	15,876
Other accrued expenses	28,585	19,934	20,015
Total current liabilities	212,853	233,661	234,679

Operating lease liabilities	186,147	190,699	182,782
Finance lease obligations	2,315	1,704	967
Unrecognized tax benefits	639	955	895
Other liabilities	2,287	13,757	10,399
Total liabilities	404,241	440,776	429,722

Stockholders' investment:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 39,338,741, 39,140,575 and 39,131,083 shares issued at October 31, 2020, February 1, 2020 and November 2, 2019, respectively	393	391	391
Paid-in capital	193,208	188,879	187,940
Retained earnings	835,020	784,942	778,942
Treasury stock, at cost; 22,743,290, 22,280,316 and 21,747,614 shares repurchased at October 31, 2020, February 1, 2020 and November 2, 2019, respectively	(655,460)	(645,229)	(631,114)
Total stockholders' investment	373,161	328,983	336,159
Total liabilities and stockholders' investment	$777,402	$769,759	$765,881
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13-Weeks Ended				39-Weeks Ended
	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
		% to Sales		% to Sales		% to Sales		% to Sales
Net sales	$331,383		$275,475		$1,042,827		$871,210
Cost of goods sold	204,347	61.7%	185,307	67.3%	678,047	65.0%	586,502	67.3%
Gross margin	127,036	38.3%	90,168	32.7%	364,780	35.0%	284,708	32.7%
Store operating, selling and administrative expenses	86,330	26.1%	80,147	29.1%	255,838	24.5%	234,085	26.9%
Goodwill impairment	—	—%	—	—%	19,661	1.9%	—	—%
Depreciation and amortization	7,541	2.3%	7,397	2.7%	21,895	2.1%	22,299	2.6%
Operating income	33,165	10.0%	2,624	1.0%	67,386	6.5%	28,324	3.3%
Interest expense (income), net	32	—%	(151)	(0.1)%	407	—%	(179)	—%
Income before provision for income taxes	33,133	10.0%	2,775	1.0%	66,979	6.4%	28,503	3.3%
Provision for income taxes	7,867	2.4%	510	0.2%	16,645	1.6%	7,159	0.8%
Net income	$25,266	7.6%	$2,265	0.8%	$50,334	4.8%	$21,344	2.4%

Basic earnings per share	$1.52		$0.13		$3.04		$1.19
Diluted earnings per share	$1.47		$0.13		$2.98		$1.18

Weighted-average shares outstanding:
Basic	16,572		17,568		16,551		17,927
Diluted	17,177		17,815		16,902		18,085
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	39-Weeks Ended
	October 31, 2020	November 2, 2019
Cash Flows From Operating Activities:
Net income	$50,334	$21,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,895	22,299
Stock-based compensation	2,869	1,811
Impairment charges	34,541	779
Contingent earnout valuation	(1,586)	11,747
Other non-cash adjustments to net income	(9,095)	(4,314)
Changes in operating assets and liabilities:
Inventories, net	77,155	(9,544)
Receivables, net	(4,541)	3,683
Accounts payable	(29,248)	25,065
Income tax payable, net	995	585
Other assets and liabilities	1,890	1,601
Net cash provided by operating activities	145,209	75,056

Cash Flows From Investing Activities:
Capital expenditures	(20,791)	(11,036)
Other, net	1,497	283
Net cash used in investing activities	(19,294)	(10,753)

Cash Flows From Financing Activities:
Proceeds under credit facilities	115,918	—
Repayments under credit facilities	(115,918)	(27,000)
Cash used for stock repurchases	(9,748)	(20,789)
Cash used for contingent earnout	(4,761)	—
Net payments on finance lease obligations	(766)	(722)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	1,463	379
Other, net	(483)	(555)
Net cash used in financing activities	(14,295)	(48,687)

Net increase in cash and cash equivalents	111,620	15,616
Cash and cash equivalents, beginning of period	66,078	61,756
Cash and cash equivalents, end of period	$177,698	$77,372
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

13-Weeks Ended October 31, 2020
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - August 1, 2020	39,287	$393	$190,992	$809,754	22,743	$(655,460)	$345,679
Net income	—	—	—	25,266	—	—	25,266
Issuance of shares through the Company's equity plans	52	—	1,202	—	—	—	1,202
Stock-based compensation	—	—	1,014	—	—	—	1,014
Balance - October 31, 2020	39,339	$393	$193,208	$835,020	22,743	$(655,460)	$373,161

13-Weeks Ended November 2, 2019
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - August 3, 2019	39,125	$391	$186,947	$776,677	21,376	$(624,070)	$339,945
Net loss	—	—	—	2,265	—	—	2,265
Issuance of shares through the Company's equity plans	6	—	88	—	—	—	88
Purchase of shares under the stock repurchase program	—	—	—	—	372	(7,044)	(7,044)
Stock-based compensation	—	—	905	—	—	—	905
Balance - November 2, 2019	39,131	$391	$187,940	$778,942	21,748	$(631,114)	$336,159
Note: Columns may not foot due to rounding.

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

39-Weeks Ended October 31, 2020
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - February 1, 2020	39,141	$391	$188,879	$784,942	22,280	$(645,229)	$328,983
Net income	—	—	—	50,334	—	—	50,334
Issuance of shares through the Company's equity plans	198	2	1,460	—	—	—	1,462
Adjustment for adoption of accounting standard(1)	—	—	—	(256)	—	—	(256)
Purchase of shares under the stock repurchase program	—	—	—	—	428	(9,748)	(9,748)
Settlement of net share equity awards	—	—	—	—	35	(483)	(483)
Stock-based compensation	—	—	2,869	—	—	—	2,869
Balance - October 31, 2020	39,339	$393	$193,208	$835,020	22,743	$(655,460)	$373,161

39-Weeks Ended November 2, 2019
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - February 2, 2019	38,983	$390	$185,752	$759,677	20,686	$(609,770)	$336,049
Net income	—	—	—	21,344	—	—	21,344
Issuance of shares through the Company's equity plans	148	1	377	—	—	—	378
Adjustment for adoption of accounting standard(2)	—	—	—	(2,080)	—	—	(2,080)
Purchase of shares under the stock repurchase program	—	—	—	—	1,032	(20,789)	(20,789)
Settlement of net share equity awards	—	—	—	—	29	(556)	(556)
Stock-based compensation	—	—	1,811	—	—	—	1,811
Balance - November 2, 2019	39,131	$391	$187,940	$778,942	21,748	$(631,114)	$336,159
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

Occasionally, certain reclassifications are made to conform previously reported data to the current presentation. Such reclassifications have no impact on total assets, total liabilities, net income, cash flows or stockholders’ investment in any of the periods presented.

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

Property and equipment consist of the following (in thousands):

	October 31, 2020	February 1, 2020	November 2, 2019
Land	$7,277	$7,277	$7,277
Buildings	21,432	21,635	21,347
Equipment	100,785	95,100	95,426
Furniture and fixtures	39,144	37,048	36,805
Leasehold improvements	105,489	102,528	101,835
Construction in progress	1,675	1,660	1,244
Total property and equipment	275,802	265,248	263,934
Less: accumulated depreciation and amortization	176,708	164,292	162,336
Total property and equipment, net	$99,094	$100,956	$101,598

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, when control of the merchandise is transferred to our customer. Sales are recorded net of expected returns at the

Index
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

Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheets and was $3.2 million, $2.7 million and $2.5 million at October 31, 2020, February 1, 2020 and November 2, 2019, respectively.

Gift Cards: Proceeds received from the issuance of our non-expiring gift cards are initially recorded as deferred revenue. Revenue is subsequently recognized at the time the customer redeems the gift cards and takes possession of the merchandise. Unredeemed gift cards are recorded in accounts payable on our unaudited condensed consolidated balance sheets.

The net deferred revenue liability for gift cards, customer orders and layaways at October 31, 2020, February 1, 2020 and November 2, 2019 was $8.2 million, $7.7 million and $6.9 million, respectively, and is recognized in accounts payable on our unaudited condensed consolidated balance sheets. Gift card breakage income is recognized in net sales in proportion to the redemption pattern of rights exercised by the customer and was not material in any period presented.

During the 13-weeks ended October 31, 2020 and November 2, 2019, $0.5 million and $0.5 million of gift card deferred revenue from prior periods was realized, respectively. During the 39-weeks ended October 31, 2020 and November 2, 2019, $1.0 million and $1.4 million of gift card deferred revenue from prior periods was realized, respectively.

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

Revenues disaggregated by major product categories are as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Footwear	$201,047	$168,265	$675,270	$535,809
Apparel	90,380	69,943	268,564	216,097
Equipment	39,956	37,267	98,993	119,304
Total	$331,383	$275,475	$1,042,827	$871,210

Goodwill and Indefinite-Lived Intangible Assets

Index

Goodwill and the City Gear tradename are indefinite-lived assets which are not amortized but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that it is more likely than not that an asset is impaired. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment and a significant sustained decline in the market price of our stock. If it is more likely than not that an asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment charge to current income.

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

In valuing goodwill, we use a combination of the Discounted Cash Flow methodology and the Guideline Public Company methodology, which require assumptions related to future cash flows, discount rate and comparable public company entities. In the 13-weeks ended May 2, 2020, we determined that goodwill of our City Gear reporting unit was fully impaired and recognized a non-cash impairment charge of $19.7 million. No impairment related to goodwill was recognized during the 13-weeks ended October 31, 2020, the year ended February 1, 2020 or the 13 and 39-weeks ended November 2, 2019.

A reconciliation of goodwill from February 1, 2020 to October 31, 2020 consists of the following:

(in thousands)
Goodwill balance at February 1, 2020	$19,661
Impairment losses	(19,661)
Goodwill balance at October 31, 2020	$—

In valuing the tradename intangible, we use the Relief from Royalty method which requires assumptions related to future revenues, royalty rate and discount rate. In the 13-weeks ended May 2, 2020, we determined that the City Gear tradename was partially impaired and recognized a non-cash impairment charge of $8.9 million in store operating, selling and administrative expenses on our unaudited condensed consolidated statement of operations. No impairment related to the tradename was recognized during the 13-weeks ended October 31, 2020, the year ended February 1, 2020 or the 13 and 39-weeks ended November 2, 2019.

A reconciliation of the tradename intangible asset from February 1, 2020 to October 31, 2020 consists of the following:

(in thousands)
Tradename intangible asset balance at February 1, 2020	$32,400
Impairment losses	(8,900)
Tradename intangible asset balance at October 31, 2020	$23,500

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

Standards that are not yet adopted

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations. As of October 31, 2020, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our financial reporting.

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

We elected not to utilize this exception and accounted for COVID-19 related lease concessions as modifications triggering lease remeasurement. The majority of the lease modifications during the 13-weeks ended October 31, 2020, were in the form of deferred rent payments totaling $0.5 million, which will generally be repaid by us over the next six to eighteen months and rent abatements with lease term extensions which resulted in $1.9 million of additional rent considered in our remeasurement. For the 39-weeks ended October 31, 2020, there were $1.9 million in deferred rent lease modifications and $7.7 million in rent abatements with lease term extensions.

ROU lease assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to test ROU assets (or asset groups that contain one or more ROU assets) for impairment, whether ROU assets are impaired, and if so, the amount of the impairment loss to recognize. Asset group impairment charges of approximately $1.4 million and $0.3 million were recognized in the 13-weeks ended October 31, 2020 and November 2, 2019, respectively. Asset group impairment charges of approximately $6.0 million and $1.2 million were recognized in the 39-weeks ended October 31, 2020 and November 2, 2019, respectively.

Lease costs are as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating lease cost	$16,467	$17,051	$50,236	$52,593
Finance lease cost:
Amortization of assets	234	224	712	684
Interest on lease liabilities	43	53	137	176
Variable lease cost	388	(49)	734	55
	$17,132	$17,279	$51,819	$53,508

Finance ROU assets on the unaudited condensed consolidated balance sheet at October 31, 2020, February 1, 2020 and November 2, 2019 are shown net of accumulated amortization of $1.4 million, $0.8 million and $0.7 million, respectively.

The following table provides supplemental balance sheet information related to leases:

	October 31, 2020	February 1, 2020	November 2, 2019
Weighted-average remaining lease term (in years):
Operating leases	5	5	5
Finance leases	4	4	3

Weighted-average discount rate:
Operating leases	3.7%	4.1%	4.2%
Finance leases	6.4%	8.8%	13.5%

Index

The following table provides supplemental cash flow and other information related to leases (in thousands):

	39-Weeks Ended
	October 31, 2020	November 2, 2019
Operating cash flows from operating leases	$57,461	$53,020
Operating cash flows from finance leases	$137	$176
Financing cash flows from finance leases	$766	$722

ROU assets obtained in exchange for lease liabilities, net:
Operating leases	$42,895	$32,699
Finance leases	$1,351	$—

Maturities of lease liabilities as of October 31, 2020 (in thousands):

	Operating	Finance	Total
Remainder of Fiscal 2021	$13,048	$280	$13,328
Fiscal 2022	72,752	955	73,707
Fiscal 2023	57,797	923	58,720
Fiscal 2024	42,967	810	43,777
Fiscal 2025	31,744	276	32,020
Thereafter	51,865	253	52,118
Total minimum lease payments	270,173	3,497	273,670
Less amount representing interest	23,493	335	23,828
	$246,680	$3,162	$249,842

As of October 31, 2020, we have entered into approximately $2.1 million of operating lease liabilities related to future store locations that have not yet commenced.

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

The table below segregates all financial assets and financial liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	October 31, 2020			February 1, 2020			November 2, 2019
	Level I	Level II	Level III	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$541	$—	$—	$554	$—	$—	$613	$—	$—
Long-term investments	2,005	—	—	2,208	—	—	2,086	—	—
Short-term contingent earnout	—	—	14,710	—	—	9,958	—	—	9,866
Long-term contingent earnout	—	—	—	—	—	11,099	—	—	7,881
Total investments	$2,546	$—	$14,710	$2,762	$—	$21,057	$2,699	$—	$17,747

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

The short-term and long-term contingent earnouts represent the fair value of potential additional payments outlined in the Purchase Agreement to the former members and warrant holders of City Gear if certain financial goals are achieved in Fiscal 2020 and Fiscal 2021 (Earnout). The total Earnout was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, risk-free rate and dividend yield. The Earnout is re-valued each quarter and any change in valuation is recognized in our statements of operations. As a result of the revaluation for the 13 and 39-weeks ended October 31, 2020, an increase of $0.2 million and $3.7 million, respectively, was recognized in store operating, selling and administrative expenses, respectively. As a result of the revaluation for the 13 and 39-weeks ended November 2, 2019, increases of $4.1 million and $11.7 million, respectively, were recognized in store operating, selling and administrative expenses.

The table below are reconciliations of the contingent earnout balance for each period presented (in thousands):

	39-Weeks Ended		52-Weeks Ended		39-Weeks Ended
	October 31, 2020		February 1, 2020		November 2, 2019
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Beginning balance	$9,958	$11,099	$—	$9,200	$—	$9,200
Change in valuation, net	3,653	—	9,958	1,899	9,866	(1,319)
Payment of year one earnout	(10,000)	—	—	—	—	—
Reclassification from long-term, net	11,099	(11,099)	—	—	—	—
Ending balance	$14,710	$—	$9,958	$11,099	$9,866	$7,881

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
The Amended Credit Facility has one financial covenant which requires us to maintain inventory with a minimum value of $150.0 million at all times (measured at the lower of cost or net realizable value consistent with U.S. GAAP). As of October 31, 2020, we were in compliance with this covenant. The Amended Credit Facility also restricts us from engaging in certain acquisitions and from incurring indebtedness, other than certain customary permitted indebtedness related to business operations.
We did not incur any borrowings during the 13-weeks ended October 31, 2020. There were 97 days during the 39-weeks ended October 31, 2020, where we incurred borrowings against all credit facilities for an average and maximum borrowing of $43.3 million and $50.0 million, respectively. The average interest rate during the 39-weeks ended October 31, 2020, was 3.45%. At October 31, 2020, a total of $75.0 million was available to us from the Amended Credit Facility.

There were 331 days during the 52-weeks ended February 1, 2020, where we incurred borrowings against the credit facilities for an average and maximum borrowing of $21.5 million and $38.0 million, respectively, and an average interest rate of 3.73%.

There were 91 days during the 13-weeks ended November 2, 2019, where we incurred borrowings against the credit facilities for an average and maximum borrowing of $13.8 million and $17.0 million, respectively. The average interest rate during the 13-weeks ended November 2, 2019 was 3.58%. There were 273 days during the 39-weeks ended November 2, 2019, where we incurred borrowings against all credit facilities for an average and maximum borrowing of $22.1 million and $35.0 million, respectively. The average interest rate during the 39-weeks ended November 2, 2019, was 3.83%.

6.    Stock-Based Compensation

The compensation costs that have been charged against income were as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Stock-based compensation expense by type:
Stock options	$—	$—	$90	$92
Restricted stock units	968	859	2,615	1,576
Employee stock purchases	23	22	93	73
Director deferred compensation	23	24	71	70
Total stock-based compensation expense	1,014	905	2,869	1,811
Income tax benefit recognized	244	295	672	428
Stock-based compensation expense, net of income tax	$770	$610	$2,197	$1,383

Expense for restricted stock units is shown net of forfeitures of approximately $2,300 and $36,000 for the 13-weeks ended October 31, 2020 and November 2, 2019, respectively. Expense for restricted stock units is shown net of forfeitures of $0.9 million and $1.8 million for the 39-weeks ended October 31, 2020 and November 2, 2019, respectively.
We have granted the following equity awards:

	13-Weeks Ended		39-Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Stock options	—	—	27,000	16,798
Restricted stock unit awards	—	6,934	337,749	229,528
Performance-based restricted stock unit awards	—	—	—	34,300
Deferred stock units	597	1,023	3,860	3,338

Index
At October 31, 2020, the total compensation costs not yet recognized related to unvested restricted stock unit awards was $5.3 million and the weighted-average period over which such awards are expected to be recognized is 2.5 years. There were no unrecognized compensation costs related to unvested stock options at October 31, 2020.

During the 13-weeks ended October 31, 2020 and November 2, 2019, no stock options were granted. The weighted-average grant date fair value of stock options granted during the 39-weeks ended October 31, 2020 and November 2, 2019 was $3.33 and $5.46 per share, respectively.
Under the 2012 Non-Employee Director Equity Plan (2012 Plan), no shares of our common stock were awarded during the 13-weeks ended October 31, 2020 or November 2, 2019. No shares of our common stock were awarded during the 39-weeks ended October 31, 2020 as part of the annual equity award to directors. A total of 13,858 shares of our common stock were awarded during the 39-weeks ended November 2, 2019, as part of the annual equity award to directors.
The number of shares purchased, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	13-Weeks Ended		39-Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Shares purchased	4,605	5,652	33,506	21,205
Average price per share	$17.66	$15.73	$10.21	$13.99
Weighted-average fair value at grant date	$4.99	$4.16	$3.71	$3.96

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

	13-Weeks Ended		39-Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Weighted-average shares used in basic computations	16,572	17,568	16,551	17,927
Dilutive equity awards	605	247	351	158
Weighted-average shares used in diluted computations	17,177	17,815	16,902	18,085

For the 13-weeks ended October 31, 2020, we excluded 104,091 options from the computation of diluted weighted-average common shares and common stock equivalents outstanding because of their anti-dilutive effect. For the 13-weeks ended November 2, 2019, we excluded 251,847 options from the computation of diluted weighted-average common shares and common stock equivalents outstanding because of their anti-dilutive effect.

We also excluded 17,900 unvested stock awards granted to certain employees from the computation of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by October 31, 2020. Assuming the performance-criteria had been achieved as of October 31, 2020, the incremental dilutive impact would have been 15,266 shares.

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

Index
During the 13-weeks ended October 31, 2020, we did not repurchase any shares of our common stock under the Program and did not acquire any shares from holders of restricted stock unit awards to satisfy tax withholding requirements. During the 39-weeks ended October 31, 2020, we repurchased 428,018 shares of our common stock at a cost of $9.7 million under the Program and acquired 34,956 shares from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.5 million.
During the 13-weeks ended November 2, 2019, we repurchased 371,976 shares of our common stock at a cost of $7.0 million and did not acquire any shares from holders of restricted stock unit awards to satisfy tax withholding requirements. During the 39-weeks ended November 2, 2019, we repurchased 1,031,940 shares of our common stock at a cost of $20.8 million under the Program and acquired 29,432 shares from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.6 million.

As of October 31, 2020, we had approximately $143.3 million remaining under the Program for stock repurchases.
9.    Commitments and Contingencies
Legal Proceedings and Contingencies.

From time to time, the Company is a party to various legal matters in the ordinary course of its business, including actions by employees, consumers, suppliers, government agencies, or others. The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company's unaudited condensed consolidated financial statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made.

The Company believes that its pending legal matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company's consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Adverse decisions and settlements, including any required changes to the Company's business, or other developments in such matters could affect our operating results in future periods or result in a liability or other amounts material to the Company's annual consolidated financial statements. No material amounts were accrued at October 31, 2020, February 1, 2020 or November 2, 2019 pertaining to legal proceedings or other contingencies.

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
At October 31, 2020, we had a liability of $0.6 million associated with unrecognized tax benefits. We file income tax returns in U.S. federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2018 or by most state taxing jurisdictions for years prior to Fiscal 2017.

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

11.    Related-Party Transactions
The Company leases one store under a lease arrangement with AL Florence Realty Holdings 2010, LLC, a wholly owned subsidiary of Books-A-Million, Inc. (BAMM). One of our Directors, Terrance G. Finley is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 2022. Minimum lease payments remaining under this lease at October 31, 2020 and November 2, 2019 were $0.1 million and $0.2 million, respectively.
The Company honored certain contracts in place for its wholly owned subsidiary, City Gear, LLC, upon acquisition. The following listing represents those contracts of which Michael E. Longo, the Company's President and CEO, has an interest in, either directly or indirectly:

Memphis Logistics Group (MLG)

MLG provides logistics and warehousing services to City Gear. Mr. Longo owns a majority interest in MLG and the initial contract term was effective through June 2020 but has been extended to June 2021. In the 13-weeks ended October 31, 2020 and November 2, 2019, payments to MLG under the contract were $2.2 million and $1.7 million, respectively. In the 39-weeks ended October 31, 2020 and November 2, 2019, payments to MLG under the contract were $5.6 million and $5.7 million, respectively. The amount outstanding to MLG at October 31, 2020, February 1, 2020 and November 2, 2019 was $0.2 million, $0.5 million and $0.4 million, respectively, and is included in accounts payable on our unaudited condensed consolidated balance sheets.

T.I.G. Construction (TIG)

TIG historically performed the majority of new store and store remodel construction for City Gear and is owned by a close relative of Mr. Longo. For the 13-weeks ended October 31, 2020 and November 2, 2019, payments to TIG for its services were $1.4 million and $1.0 million, respectively. In the 39-weeks ended October 31, 2020 and November 2, 2019, payments to TIG for its services were $3.7 million and $2.5 million, respectively. The amount outstanding to TIG at October 31, 2020, February 1, 2020 and November 2, 2019 was approximately $0.1 million in each period, and is included in accounts payable on our unaudited condensed consolidated balance sheets.

Merchant's Capital (MC)

Merchant's Capital owned the office building where City Gear had its corporate offices in Memphis, Tennessee. Mr. Longo is a 33.3% partner in MC. The initial lease term ended on December 31, 2019 but was extended to April 30, 2020 to allow for the transition of City Gear's corporate office to the Company's Birmingham, Alabama headquarters. In the 13-weeks ended October 31, 2020, there were no minimum lease payments to MC. In the 13-weeks ended November 2, 2019, minimum lease payments to MC were $0.1 million. In the 39-weeks ended October 31, 2020 and November 2, 2019, minimum lease payments to MC were $0.1 million and $0.2 million, respectively. There were no minimum lease payments remaining under this lease at October 31, 2020. There were no amounts outstanding to MC at October 31, 2020, February 1, 2020 or November 2, 2019.

In addition to the related party interests listed above, Mr. Longo also has a membership interest in the earnout discussed in Note 4 - Fair Value of Financial Instruments. Pursuant to the Membership Interest and Warrant Purchase Agreement dated October 29, 2018, and based on Fiscal 2020 financial results, the former members and warrant holders of City Gear were entitled to and were paid the first earnout payment of $10.0 million on June 1, 2020. Mr. Longo's share was approximately 22.8% of any earnout payment or approximately $2.3 million of the initial earnout payment. If the maximum remaining earnout payment of $15.0 million is achieved based on Fiscal 2021 financial results, Mr. Longo will be entitled to an additional $4.4 million to be paid in Fiscal 2022.
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

Index
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
•the potential impact of new trade, tariff and tax regulations on our profitability;
•our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;
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
•our ability to retain new customers;
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
•our assessment of the materiality and impact on our business of adopting recent accounting pronouncements issued by the Financial Accounting Standards Board;
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

A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements. Our forward-looking statements are based on currently available operational, financial and business information and speak only as of the date of this report. Our business, financial condition, results of operations, and prospects may have changed since that date. For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors” in our Form 10-K for the fiscal year ended February 1, 2020, filed with the Securities and Exchange Commission (SEC) on April 16,

Index
2020, Part II, Item 1A of the Quarterly Reports on Form 10-Q for the quarters ended May 2, 2020 and August 1, 2020, filed with the SEC on June 8, 2020 and September 4, 2020, respectively, and in Part II, Item 1A of this Quarterly Report on Form 10-Q. You should also read such information in conjunction with our unaudited condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.
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
•Recognizing the challenges facing our society related to important social issues. The Sole School initiative has been launched and over 80 high schools will be involved. The program includes product and monetary donations and is closely linked to high school athletics. Given the current COVID-19 environment, we have partnered with the selected schools to develop a virtual engagement plan that protects the safety of the communities which began in November 2020. A full rollout of the program is expected in Fiscal 2022 to align with the spring sports season.

The COVID-19 pandemic remains a rapidly evolving situation. We continue to actively monitor developments that may cause us to take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our team members, customers, suppliers and stockholders.

Despite the challenging business environment, our business generated significant momentum in the second quarter which has continued into the third quarter as evidenced by our results of operations described below. Our business model and dedicated team members delivered on our commitment of superior customer service with a compelling merchandise assortment. The impact of the COVID-19 pandemic is fluid and continues to evolve, and therefore, we cannot currently predict with certainty the extent to which our business, results of operations, financial condition or liquidity will ultimately be impacted.

General Overview
Hibbett Sports, Inc., headquartered in Birmingham, Alabama, is a leading athletic-inspired fashion retailer with nearly 1,100 Hibbett Sports, City Gear and Sports Addition specialty stores located in 35 states. Celebrating its 75th year, Hibbett has a rich history of convenient locations, personalized customer service and access to coveted footwear, apparel and equipment from top

Index
brands like Nike, Jordan and adidas. Consumers can browse styles, find new releases, shop looks and make purchases by visiting www.hibbett.com. Purchases can be made online or by visiting their nearest store. Follow us @hibbettsports and @citygear on Facebook, Instagram, and Twitter. As of October 31, 2020, we operated a total of 1,074 retail stores in 35 states composed of 896 Hibbett Sports stores, 160 City Gear stores and 18 Sports Additions athletic shoe stores.

Our Hibbett Sports stores average 5,800 square feet and are located primarily in strip centers, which are usually near a major chain retailer such as Wal-Mart. Our City Gear stores average 5,000 square feet and are located primarily in strip centers. As of October 31, 2020, our store base consisted of 796 stores located in strip centers, 31 free-standing stores and 247 enclosed mall locations.

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
Inclusion of our City Gear stores in our comparable sales data began in the fourth quarter of Fiscal 2020. If a store remodel, relocation or expansion results in the store being closed for a significant period of time, its sales are removed from the comparable sales base until it has been open a full 12 months. During the 13-weeks ended October 31, 2020, we included 1,044 stores in comparable sales. During the 39-weeks ended October 31, 2020, we included 1,034 stores in comparable sales. We did not exclude any stores from the comparable sales base that were temporarily closed due to the COVID-19 pandemic.

Executive Summary

Net sales for the 13-weeks ended October 31, 2020, increased 20.3% to $331.4 million, compared with $275.5 million for the 13-weeks ended November 2, 2019. Comparable sales increased 21.2%. Brick and mortar comparable sales increased 17.5%. E-commerce sales grew by 50.7% and represented 13.2% of total net sales for the third quarter compared to 10.5% in the prior year third quarter. We believe the increase in overall sales was positively impacted by continued strength in omni-channel adoption, improved customer retention and demand shifts, market channel disruption, and availability of in-demand product, which collectively helped increase the revenue per transaction in the quarter.

Net sales for the 39-weeks ended October 31, 2020, increased 19.7% to $1.0 billion, compared with $0.9 billion for the 39-weeks ended November 2, 2019. Comparable sales increased 22.0%. Brick and mortar comparable sales were up 11.6% and e-commerce sales increased 118.2%, representing 16.6% of total sales in the current year compared to 9.1% of total sales in the comparable period last year.
Store operating, selling and administrative (SG&A) expenses were 26.1% of net sales for the 13-weeks ended October 31, 2020, compared with 29.1% of net sales for the 13-weeks ended November 2, 2019. This decrease was the result of leverage gained from the strong sales performance as well as lower costs of acquisition and integration activities associated with City Gear. Excluding certain City Gear acquisition and integration expenses, comparable SG&A expenses on a non-GAAP basis decreased approximately 120 basis points to 26.0% of net sales for the 13-weeks ended October 31, 2020, from 27.2% of net sales for the 13-weeks ended November 2, 2019. This decrease was also primarily due to leverage from the significant sales increase.

SG&A expenses were 26.4% of net sales for the 39-weeks ended October 31, 2020, compared with 26.9% of net sales for the 39-weeks ended November 2, 2019. Increased sales revenue was the primary driver of the modest decline. On a non-GAAP basis, comparable SG&A expenses were 22.6% of net sales for the 39-weeks ended October 31, 2020, compared with 25.2% of net sales for the 39-weeks ended November 2, 2019.

During the third quarter of Fiscal 2021, we did not open any new stores, rebranded two Hibbett stores to City Gear stores, and

Index
closed five stores, bringing the store base to 1,074 in 35 states as of October 31, 2020. Store closures were composed of underperforming stores and rebrands. We ended the third quarter of Fiscal 2021 with $177.7 million of available cash and cash equivalents with no outstanding debt. Net inventory was $210.9 million at October 31, 2020, 27.0% below the balance at the end of the third quarter of Fiscal 2020.

About Non-GAAP Measures

This MD&A includes certain non-GAAP financial measures, including adjusted net income, earnings per share, gross margin, SG&A expenses as a percentage of net sales and operating income as a percentage of net sales. Management believes these non-GAAP financial measures are useful to investors to facilitate comparisons of our current financial results to historical operations and the financial results of peer companies, as they exclude the effects of items that may not be indicative of, or are unrelated to, our underlying operating results, such as expenses related to the COVID-19 pandemic, the acquisition and integration of City Gear and our accelerated store closure plan in Fiscal 2020. The costs related to the COVID-19 pandemic include impairment charges of goodwill, tradename and other assets, paid-not-worked labor costs net of related tax credits and net lower of cost or net realizable value (LCM) inventory reserve charges. The costs related to the acquisition of City Gear include amortization of inventory step-up value, professional service fees, change in the contingent earnout valuation, and legal and accounting fees. These costs were reflected in acquisition of City Gear costs for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019. The change in valuation of the contingent earnout of $11.0 million that was included in COVID-19 costs for the 13 weeks ended May 2, 2020 was reversed in the 13 and 26 weeks ended August 1, 2020. Costs related to the strategic realignment plan included lease and equipment impairment costs, third party liquidation fees, store exit costs, and residual net lease costs and were specific to Fiscal 2020.

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

Reconciliations of our unaudited condensed consolidated statements of operations for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019, respectively, as reported on a GAAP basis, to statements of operations for the same period prepared on a non-GAAP basis, are provided below under the heading “GAAP to Non-GAAP Reconciliations.”

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical and significant accounting policies and estimates are described more fully in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, as filed on April 16, 2020. There have been no changes in our accounting policies in the current period ended October 31, 2020, that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended October 31, 2020, for information regarding recent accounting pronouncements.

Index
Results of Operations
Summarized Unaudited Information

	13-Weeks Ended		39-Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Statements of Operations
Net sales increase	20.3%	27.0%	19.7%	24.0%
Comparable sales increase	21.2%	10.7%	22.0%	5.4%
Gross margin (as a % to net sales)	38.3%	32.7%	35.0%	32.7%
Store operating, selling and administrative expenses (as a % to net sales)	26.1%	29.1%	24.5%	26.9%
Goodwill impairment (as a % of net sales)	—%	—%	1.9%	—%
Depreciation and amortization (as a % to net sales)	2.3%	2.7%	2.1%	2.6%
Provision for income taxes (as a % to net sales)	2.4%	0.2%	1.6%	0.8%
Net income (as a % to net sales)	7.6%	0.8%	4.8%	2.4%
Diluted earnings per share	$1.47	$0.13	$2.98	$1.18
Weighted-average dilutive shares (in thousands)	17,177	17,815	16,902	18,085

Balance Sheets
Ending cash and cash equivalents (in thousands)	$177,698	$77,372
Average inventory per store	$196,329	$263,333

Store Information
Beginning of period	1,077	1,108	1,081	1,163
New stores opened	—	4	6	9
Rebranded stores	2	4	8	8
Stores closed	(5)	(19)	(21)	(83)
End of period	1,074	1,097	1,074	1,097

Estimated square footage at end of period (in thousands)	6,053	6,181

Share Repurchase Information
Shares purchased under our Program	—	371,976	428,018	1,031,940
Cost (in thousands)	$—	$7,045	$9,748	$20,789
Settlement of net share equity awards	—	—	34,956	29,432
Cost (in thousands)	$—	$—	$483	$555

13-Weeks Ended October 31, 2020 Compared to 13-Weeks Ended November 2, 2019

Net sales. Net sales increased $55.9 million, or 20.3%, to $331.4 million for the 13-weeks ended October 31, 2020 from $275.5 million for the comparable period in the prior year. Furthermore:

•Comparable store sales increased 21.2% as brick and mortar comparable sales increased by 17.5% and e-commerce sales increased by 50.7%.
•E-commerce sales represented 13.2% of total net sales compared to 10.5% for the comparable period in the prior year.
•Footwear sales increased by over 20% while apparel experienced growth over 30%.
•Women's footwear and apparel sales grew by over 50% while men's and kid's had sales increases above 20% and 15%, respectively.
•Team sports remained challenged due to the COVID-19 pandemic and decreased participation and was down by low double digits.
•We did not open any new stores, rebranded two Hibbett Sports stores to City Gear stores and closed five stores.

Index

Gross margin. Cost of goods sold includes the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight. Gross margin was $127.0 million, or 38.3% of net sales in the 13-weeks ended October 31, 2020, compared with $90.2 million, or 32.7% of net sales in the same period of the prior fiscal year. Excluding certain expenses related to the COVID-19 pandemic, non-GAAP gross margin was $126.3 million, or 38.1% of net sales in the 13-weeks ended October 31, 2020, compared to $89.3 million or 32.4% of net sales in the same period of the prior fiscal year.

GAAP gross margin for the current quarter improved by approximately 560 basis points driven by higher sell through, a low promotional environment, a reduction in inventory valuation reserves and leverage of store occupancy expenses. These impacts were slightly offset by a higher mix of e-commerce sales, which carry a lower margin due to incremental shipping costs. Logistics expenses were higher during the quarter in dollars, but flat as a percentage of net sales. Store occupancy costs, which are more fixed in nature, benefited from the higher sales volume and accounted for approximately 140 basis points of margin improvement as a percentage of net sales. A decrease in aged inventory during the quarter resulted in a $0.7 million decrease in the LCM inventory reserve for the quarter. This amount was excluded from the non-GAAP gross margin figure.
SG&A expenses. SG&A expenses were $86.3 million, or 26.1% of net sales for the 13-weeks ended October 31, 2020, compared to $80.1 million, or 29.1% of net sales, for the comparable period a year ago. This percentage decrease was the result of leverage gained from the strong sales performance.
Excluding non-GAAP adjustments, SG&A was $86.1 million, or 26.0% net sales, for the 13-weeks ended October 31, 2020, compared to $75.0 million, or 27.2% of net sales for the same period in the prior year. This percentage decrease was also due to leverage from the significant sales increase.
Depreciation and amortization. Depreciation and amortization of $7.5 million decreased approximately 40 basis points as a percentage of net sales for the 13-weeks ended October 31, 2020 compared to the same period of the prior fiscal year. This decrease was mainly due to the leverage from higher net sales.

Provision for income taxes. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 23.7% for the 13-weeks ended October 31, 2020 and was 18.4% for the 13-weeks ended November 2, 2019. The quarterly effective tax rate fluctuates based on full-year taxable income projections and is also influenced by the relative level of pretax income or loss in each quarter.

39-Weeks Ended October 31, 2020 Compared to 39-Weeks Ended November 2, 2019
Net sales. Net sales increased $171.6 million, or 19.7%, to $1.0 billion for the 39-weeks ended October 31, 2020 from $0.9 billion for the comparable period in the prior year. Furthermore:

•Comparable store sales increased 22.0%. Brick and mortar comparable sales increased by 11.6% and e-commerce sales rose by 118.2%. The strength of the second and third quarters have more than offset the negative performance from the first quarter when a large number of stores were closed entirely or were limited to fulfill e-commerce orders and curbside pick-up in March and April.
•E-commerce sales represented 16.6% of total sales compared to 9.1% for the comparable period in the prior year.
•Footwear was positive across all genders with key investments in women's footwear showing strong results.
•Apparel was positive as we believe our renewed selling focus on connecting our apparel assortment to sneakers resonated with customers.
•Accessories performed well and was supported by our initiative to connect accessories to sneakers.
•We opened six stores, rebranded eight Hibbett Sports stores to City Gear stores and closed 21 stores.

Gross margin. Cost of goods sold includes the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight. Gross margin was $364.8 million, or 35.0% of net sales in the 39-weeks ended October 31, 2020, compared with $284.7 million, or 32.7% of net sales in the same period of the prior fiscal year. Excluding year-to-date inventory reserve adjustments in the current year and City Gear acquisition and strategic alignment costs incurred in the prior year, non-GAAP gross margin was $367.8 million, or 35.3% of net sales in the 39-weeks ended October 31, 2020, compared to $285.3 million or 32.7% of net sales in the same period of the prior fiscal year.

Overall GAAP gross margin improved by approximately 230 basis points in comparison to the prior year driven by higher sell through and leverage of store occupancy expenses. These impacts were slightly offset by a higher mix of e-commerce sales, which carries a lower margin due to incremental shipping costs, and a year-to-date increase in the LCM inventory reserve. Logistics expenses were higher year over year in dollars, but decreased slightly as a percentage of net sales. Store occupancy

Index
costs decreased approximately 160 basis points as a percentage of net sales year over year. The uncertainty of COVID-19 and its impact on inventory valuations contributed to a large increase in the LCM inventory reserve in the first quarter. Although aged inventory and the related reserve has continued to decline over the last two quarters, there is still a net $3.0 million LCM expense impact on a year-to-date basis. This amount was excluded from the non-GAAP gross margin figure.
SG&A expenses. SG&A expenses, including goodwill impairment, were $275.5 million, or 26.4% of net sales, for the 39-weeks ended October 31, 2020, compared to $234.1 million, or 26.9% of net sales for the comparable period a year ago.
Excluding non-GAAP adjustments, SG&A was $235.7 million, or 22.6% net sales for the 39-weeks ended October 31, 2020, from $219.3 million, or 25.2% of net sales for the same period in the prior year.
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
On a non-GAAP basis, the approximately 260 basis point decrease in SG&A compared to the prior year resulted mainly from the leverage gained from higher net sales.

Depreciation and amortization. Depreciation and amortization of $21.9 million decreased approximately 50 basis points as a percentage of net sales for the 39-weeks ended October 31, 2020 compared to the same period of the prior fiscal year. This decrease was mainly due to the leverage from higher net sales.

Provision for income taxes. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 24.9% for the 39-weeks ended October 31, 2020 and was 25.1% of the pre-tax income for the 39-weeks ended November 2, 2019.

Index
GAAP to Non-GAAP Reconciliations
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables provide reconciliations of our unaudited condensed consolidated statement of operations for the 13-weeks ended October 31, 2020 and November 2, 2019, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.

13-Weeks Ended October 31, 2020
		Excluded Amounts
	GAAP Basis (As Reported)	Acquisition Costs(1)	COVID-19(2)	Non-GAAP Basis (As Adjusted)
					% of Sales
Cost of goods sold	$204,347	$—	$(693)	$205,040	61.9%
Gross margin	$127,036	$—	$(693)	$126,343	38.1%
SG&A expenses	$86,330	$232	$—	$86,098	26.0%
Operating income	$33,165	$232	$(693)	$32,704	9.9%
Provision for income taxes	$7,867	$55	$(164)	$7,758	2.3%
Net income	$25,266	$177	$(529)	$24,914	7.5%
Diluted earnings per share	$1.47	$0.01	$(0.03)	$1.45

1) Excluded acquisition and transition amounts during the 13-weeks ended October 31, 2020, related to the acquisition of City Gear, LLC consist primarily of change in valuation of contingent earnout and accounting and professional fees.
2) Excluded amounts during the 13-weeks ended October 31, 2020, related to the COVID-19 pandemic, consist of non-cash LCM reserve adjustments in cost of goods sold (COGS).

13-Weeks Ended November 2, 2019
		Excluded Amounts
	GAAP Basis (As Reported)	Acquisition Costs(1)	Strategic Realignment (2)	Non-GAAP Basis (As Adjusted)
					% of Sales
Cost of goods sold	$185,307	$—	$(828)	$186,135	67.6%
Gross margin	$90,168	$—	$(828)	$89,340	32.4%
SG&A expenses	$80,147	$4,965	$155	$75,027	27.2%
Operating income	$2,624	$4,965	$(673)	$6,916	2.5%
Provision for income taxes	$510	$912	$(124)	$1,298	0.5%
Net income	$2,265	$4,053	$(549)	$5,769	2.1%
Diluted earnings per share	$0.13	$0.23	$(0.03)	$0.32

1) Excluded acquisition and transition costs represent costs incurred during the 13-weeks ended November 2, 2019, related to the acquisition of City Gear, LLC, consist primarily of change in valuation of contingent earnout and legal, accounting and professional fees.
2) Excluded strategic realignment amounts during the 13-weeks ended November 2, 2019, related to our accelerated store closure plan, consist of gain on operating leases net of accelerated amortization on ROU assets in COGS and professional fees, impairment costs and loss on fixed assets in SG&A.

Index
The following tables provide reconciliations of our unaudited condensed consolidated statement of operations for the 39-weeks ended October 31, 2020 and November 2, 2019, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.

39-Weeks Ended October 31, 2020
		Excluded Amounts
	GAAP Basis (As Reported)	Acquisition Costs(1)	COVID-19(2)	Non-GAAP Basis (As Adjusted)
					% of Sales
Cost of goods sold	$678,047	$—	$3,043	$675,004	64.7%
Gross margin	$364,780	$—	$3,043	$367,823	35.3%
SG&A expenses	$255,838	$4,379	$15,743	$235,716	22.6%
Goodwill impairment	$19,661	$—	$19,661	$—	—%
Operating income	$67,386	$4,379	$38,447	$110,212	10.6%
Provision for income taxes	$16,645	$1,238	$11,738	$29,621	2.8%
Net income	$50,334	$3,141	$26,709	$80,184	7.7%
Diluted earnings per share	$2.98	$0.19	$1.58	$4.74

1) Excluded acquisition amounts during the 39-weeks ended October 31, 2020, related to the acquisition of City Gear, LLC consist primarily of change in valuation of contingent earnout and accounting and professional fees.
2) Excluded amounts during the 39-weeks ended October 31, 2020, related to the COVID-19 pandemic, consist primarily of net non-cash LCM reserve charges in COGS, impairment costs (goodwill, tradename and other assets) and paid-not-worked salaries net of related tax credits in SG&A.

39-Weeks Ended November 2, 2019
		Excluded Amounts
	GAAP Basis (As Reported)	Acquisition Costs(1)	Strategic Realignment (2)	Non-GAAP Basis (As Adjusted)
					% of Sales
Cost of goods sold	$586,502	$956	$(356)	$585,902	67.3%
Gross margin	$284,708	$956	$(356)	$285,308	32.7%
SG&A expenses	$234,085	$13,252	$1,529	$219,304	25.2%
Operating income	$28,324	$14,208	$1,173	$43,705	5.0%
Provision for income taxes	$7,159	$3,569	$295	$11,023	1.3%
Net income	$21,344	$10,639	$878	$32,861	3.8%
Diluted earnings per share	$1.18	$0.59	$0.05	$1.82

1) Excluded acquisition costs represent costs incurred during the 39-weeks ended November 2, 2019, related to the acquisition of City Gear, LLC, consist primarily of the amortization of inventory step-up in COGS and the change in valuation of contingent earnout, legal, accounting and professional fees in SG&A.

2) Excluded strategic realignment amounts during the 39-weeks ended November 2, 2019, related to our accelerated store closure plan, consist primarily of gain on operating leases net of accelerated amortization on ROU assets in COGS and professional fees, impairment costs and loss on fixed assets in SG&A.

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

As the result of strong second and third quarter sales, our liquidity position has improved significantly. We ended the third quarter of Fiscal 2021 with $177.7 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet. As of October 31, 2020, we had no debt outstanding and full availability under our $75.0 million secured credit facility.

Inventory at the end of the third quarter of Fiscal 2021 was $210.9 million, a 27.0% decrease compared to the prior year third quarter. The continuing strength of sales in both brick and mortar and e-commerce channels was the main driver of the lower inventory levels.
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
Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	39-Weeks Ended
	October 31, 2020	November 2, 2019
Net cash provided by operating activities	$145,209	$75,056
Net cash used in investing activities	(19,294)	(10,753)
Net cash used in financing activities	(14,295)	(48,687)
Net increase in cash and cash equivalents	$111,620	$15,616
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

Net cash provided by operating activities was $145.2 million for the 39-weeks ended October 31, 2020, compared with net cash provided by operating activities of $75.1 million for the 39-weeks ended November 2, 2019. Operating activities consist primarily of net income, adjusted for certain non-cash items and changes in operating assets and liabilities. Adjustments to net income for non-cash items include depreciation and amortization, valuation of the contingent City Gear earnout liability, impairments, deferred income taxes, amortization of inventory step-up valuation from the City Gear opening balance sheet, and

Index
stock-based compensation. Net cash provided by operating activities for October 31, 2020 and November 2, 2019 was impacted by the following:

•Net income provided cash of $50.3 million and $21.3 million during the 39-weeks ended October 31, 2020 and November 2, 2019, respectively.
•Non-cash charges included depreciation and amortization expense of $21.9 million and $22.3 million and stock-based compensation expense of $2.9 million and $1.8 million during the 39-weeks ended October 31, 2020 and November 2, 2019, respectively. Depreciation expense decreased due to a lower store base. Fluctuations in stock-based compensation generally result from the variability associated with performance-based equity awards, fluctuations in the price of our common stock and levels and effects of forfeitures in any given period.
•Other non-cash adjustments to net income for the 39-weeks ended October 31, 2020 included $34.5 million of asset impairment charges with the largest impact resulting from a significant temporary decrease in the market valuation of the Company at the onset of the COVID-19 pandemic, partially offset by a $1.6 million change in the valuation of the contingent earnout related to City Gear.
•Net inventories decreased $77.2 million and increased $9.5 million during the 39-weeks ended October 31, 2020 and November 2, 2019, respectively. Inventory levels typically decline during the first half of the year, but the decrease was more pronounced this year due to a significant increase in sales volume and proactive inventory management.
•The change in receivables of $4.5 million resulted primarily from employee retention credits under the CARES Act and an increase in receivables related to strong e-commerce sales.
•The change in accounts payable used cash of $29.2 million and provided cash of $25.1 million during the 39-weeks ended October 31, 2020 and November 2, 2019, respectively. This change is due mainly to the timing of payments in relation to inventory receipts.

Investing Activities.
Net cash used in investing activities in the 39-weeks ended October 31, 2020 totaled $19.3 million compared with net cash used in investing activities of $10.8 million in the 39-weeks ended November 2, 2019. Capital expenditures used $20.8 million of cash in the 39-weeks ended October 31, 2020 versus $11.0 million of cash in the 39-weeks ended November 2, 2019. Capital expenditures are primarily related to opening new stores, remodeling, expanding or relocating existing stores and continued investment in digital initiatives.
We opened six new stores and rebranded eight Hibbett Sports stores to City Gear stores during the 39-weeks ended October 31, 2020, as compared to opening nine new stores and rebranding eight existing stores during the 39-weeks ended November 2, 2019.
We anticipate that our capital expenditures for the fiscal year ending January 30, 2021 will primarily relate to expenditures for:

•the opening of new stores;
•the remodeling, relocation or expansion of selected existing stores;
•information system infrastructure, projects, upgrades and security; and
•other departmental needs.
Financing Activities.

Net cash used in financing activities was $14.3 million in the 39-weeks ended October 31, 2020, compared to net cash used in financing activities of $48.7 million in the prior year period. During the 39-weeks ended October 31, 2020, net borrowings on our credit facilities were zero compared to net repayments on our credit facilities of $27.0 million in the same period of the prior year. In the current year, we have repurchased $9.7 million of our common stock under our Program via a 10b5-1 plan that was enacted prior to the COVID-19 pandemic. This compares to $20.8 million used to repurchase our common stock in the same period of the prior year. See Note 8, Stock Repurchase Activity, to the unaudited condensed consolidated financial statements for additional information.

Additionally, we paid $10.0 million to the former members and warrant holders of City Gear for achievement of financial goals in the first-year post acquisition. Of this amount, $4.8 million was reflected as financing activities and represents the fair value of the short-term portion of the contingent earnout booked through the purchase price allocation.
At October 31, 2020, we had one secured credit facility with Regions Bank that allows for borrowings up to $75.0 million and has an expiration date of July 18, 2021. Under the provisions of the facility, we do not pay commitment fees; however, it is secured by all assets of the Company with the exception of real property. As of October 31, 2020, a total of $75.0 million was

Index
available to us under the facility. See Note 5, Debt, to the unaudited condensed consolidated financial statements for additional information.
Based on our current operating plans, store forecasts, plans for the repurchase of our common stock and expected capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our credit facility.
Off-Balance Sheet Arrangements.

We have not provided any financial guarantees as of October 31, 2020. All merchandise purchase obligations are cancelable. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not included in the unaudited condensed consolidated financial statements.

Quarterly and Seasonal Fluctuations
We experience seasonal fluctuations in our net sales and results of operations. We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping, although the COVID-19 pandemic has resulted in some shifts of normal seasonal patterns during the current fiscal year. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including weather fluctuations, the timing of high demand footwear launches, demand for merchandise driven by local interest in sporting events, back-to-school sales and the timing of sales tax holidays and annual income tax refunds.

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
We also utilize a financial institution that is committed to provide loans under our credit facility. There is a risk that this institution cannot deliver against these obligations. For a further discussion of this risk and risks related to our deposits, see “Risk Factors” in our Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on April 16, 2020, Part II, Item 1A of the Quarterly Reports on Form 10-Q for the quarters ended May 2, 2020 and August 1, 2020, filed with the SEC on June 8, 2020 and September 4, 2020, respectively, and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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

ITEM 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the

Index
Securities Exchange Act) as of October 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended October 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings.

We are a party to various legal proceedings incidental to our business. Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a liability on our balance sheet. We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved. No material amounts were accrued at October 31, 2020, February 1, 2020 or November 2, 2019.

ITEM 1A.    Risk Factors.

We operate in an environment that involves a number of risks and uncertainties which are described in our Form 10-K for the year ended February 1, 2020. If any of the risks described in our Fiscal 2020 Form 10-K were to actually occur, our business, results of operations and financial results could be adversely affected. There were no material changes to the risk factors disclosed in our Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on April 16, 2020 and Part II, Item 1A of the Quarterly Reports on Form 10-Q for the quarters ended May 2, 2020 and August 1, 2020, filed with the SEC on June 8, 2020 and September 4, 2020, respectively, except as the supplemental information set forth below.

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

Due to numerous uncertainties and factors beyond our control, we are unable to predict the impact that the COVID-19 pandemic will have going forward on our business, results of operations, liquidity, cash flows, and financial condition. These factors and uncertainties include, but are not limited to:

•the severity and duration of the pandemic, including whether there are additional periods of increases or spikes in the number of COVID-19 cases in future periods in the communities or states we operate;
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

Index
•the health of, and effect of the pandemic on our team members and our ability to maintain staffing needs to effectively operate our business;
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
•our ability to attract customers to our stores, given the risks, or perceived risks, of gathering in public places;
•the impact of the pandemic and related economic uncertainty on consumer confidence, economic well-being, spending, and shopping behaviors, both during and after the crisis;
•the impact on demand for school-related products or athletic gear caused by the cancellation or delay of in-person school instruction and activities;
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

The health and safety of our team members and customers are of primary concern to our management team. However, due to the unpredictable nature of the COVID-19 pandemic and the consequences of our actions, we may see unexpected outcomes from our added safety measures. For example, if we do not respond appropriately to the pandemic, or if our customers do not participate in social distancing and other safety measures, the well-being of our team members and customers could be at risk. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and/or subject us to claims and litigation from team members, customers, suppliers, regulators or other third parties. Additionally, any outbreak of confirmed cases of COVID-19 in our stores, store support center or distribution centers could result in temporary or sustained workforce shortages or facility closures, which would negatively impact our business and results of operations.

Index

Additionally, some jurisdictions have taken measures intended to expand the availability of workers compensation or to change the presumptions applicable to workers compensation measures. These actions may increase our exposure to workers compensation claims and increase our cost of insurance.

Information Technology-Related Risks. As a result of the pandemic and related quarantines, shelter-in-place orders, and similar restrictions, we have experienced increased demand for online purchases of products. While we have managed this increased volume to date without interruption, there are no assurances that we will continue to be able to do so. We have also had to rapidly modify certain technology to support our interconnected offerings in connection with the pandemic, such as the addition of curbside pick-up. Disruptions, failures or other performance issues with our customer-facing technology systems, either due to the increased volume or other factors, could impair the benefits they provide, adversely impact our sales, and negatively affect our relationship with our customers. In addition, as more business activities have shifted online due to COVID-19 restrictions, and as many of our store support team members are working remotely, we face an increased risk from potential failure of internal or external information technology infrastructure as well as increased cybersecurity threats and attempts to breach our security networks.

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
None.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language) and submitted electronically herewith: (i) the Unaudited Condensed Consolidated Balance Sheets at October 31, 2020, February 1, 2020 and November 2, 2019; (ii) the Unaudited Condensed Consolidated Statements of Operations for the 13 and 39-weeks ended October 31, 2020 and November 2, 2019; (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the 39-weeks ended October 31, 2020 and November 2, 2019; (iv) the Unaudited Condensed Consolidated Statements of Stockholders Investment for the 13 and 39-weeks ended October 31, 2020 and November 2, 2019; and (v) the Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, has been formatted in Inline XBRL.
	*	Filed Within

Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT SPORTS, INC.

Date:	December 7, 2020	By:
Robert Volke
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)