Form 10-K
period 2021-01-30
HIBBETT SPORTS INC
filed 2021-04-07
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $378,354,404 on August 1, 2020, based on the closing sale price of $23.19 at July 31, 2020 for the common stock on such date on the Nasdaq Global Select Market.
The number of shares outstanding of the Registrant’s common stock, as of April 1, 2021, was 16,206,753.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

HIBBETT SPORTS, INC.

Index
Introductory Note

References to “we”, “our”, “us”, “Hibbett” and the “Company” used throughout this document refer to Hibbett Sports, Inc. and its subsidiaries. Unless specifically indicated otherwise, any reference to the following years or fiscal years relates to:

Year	Related Fiscal Year End	Weeks in Fiscal Period
2023 or Fiscal 2023	January 28, 2023	52
2022 or Fiscal 2022	January 29, 2022	52
2021 or Fiscal 2021	January 30, 2021	52
2020 or Fiscal 2020	February 1, 2020	52
2019 or Fiscal 2019	February 2, 2019	52

Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “could,” “expect,” “intend,” “may,” “outlook,” “forecast,” “guidance,” “continue,” “plan,” “predict,” “should,” “will,” “target,” “estimate” or other similar words, phrases or expressions, whether in the negative or affirmative. For example, our forward-looking statements include statements regarding:
•the anticipated impact to our business operations, consumer demand and supply chain due to the ongoing global pandemic of a novel strain of the coronavirus (COVID-19) and the development, efficacy, distribution and adoption rates of vaccines for COVID-19 and variants thereof;
•the potential impact of new trade, tariff and tax regulations on our profitability;
•the ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;
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
•our ability and plans to renew the Second Amended and Restated Note with Regions Bank (the Amended Credit Facility);
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
•the possible effect of market decline and other economic changes on our costs and profitability;

Index
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
•the impact of technology on our operations and business, including cyberattacks, cyber liability or potential liability for breaches of our privacy or information security systems; and
•our ability to mitigate the risk of possible business interruptions, including, without limitation, from political or social unrest (including vandalism and looting).
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

Index
PART 1
Item 1.     Business.
Our Company
Hibbett, headquartered in Birmingham, Alabama, is a leading athletic-inspired fashion retailer with approximately 1,100 stores under the Hibbett Sports and City Gear banners, primarily located in underserved communities. Founded in 1945, Hibbett has a rich history of convenient locations, personalized customer service and access to coveted footwear, apparel and equipment from top brands like Nike, Jordan and adidas.
Our Business Strategy
We target underserved markets with branded products and provide a high level of customer service. This market strategy enables us to achieve significant cost benefits including lower corporate expenses, reduced logistics costs and increased economies of scale from marketing activities. We use information systems to maintain tight controls over inventory and operating costs and continually search for ways to improve efficiencies and the customer experience through information system upgrades. In addition, we establish greater customer, vendor and landlord recognition as a leading specialty retailer in these communities. We believe our ability to align our merchandising mix to local preferences and trends differentiates us from our national competitors.
Our Store Brands
Hibbett Sports: As of January 30, 2021, we operated 882 Hibbett Sports stores. These stores average approximately 5,800 square feet and are located primarily in strip centers, usually near a major chain retailer. We operated 693 Hibbett Sports stores in strip centers, which include free-standing stores, and 189 stores in enclosed malls, the majority of which are the only enclosed malls in their county.
City Gear: In November 2018, we acquired 136 City Gear stores and as of January 30, 2021, operated 167 City Gear stores, which average 5,000 square feet and are located primarily in strip centers. We operated 128 City Gear stores in strip centers, which includes free-standing stores, and 39 stores in enclosed malls.
Sports Additions: We operate 18 Sports Additions (SA) stores, which average 2,800 square feet and are located primarily in enclosed malls. Approximately 90% of the merchandise carried in our SA stores is athletic footwear with the remainder consisting of headwear and apparel.
In selecting retail locations, we consider the size, demographics, quality of real estate and competitive conditions in each market. Our stores offer a core merchandising mix of premium athletic branded footwear, apparel, accessories and team sports equipment designed to appeal to the GEN-Z customers within each market. We strive to meet the fashion and technical demands of our customers.
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
Omni-channel strategy: We recognize that even though our core customer is in underserved markets, they are digitally savvy. Our customer has high expectations that are constantly evolving including the ability to engage with us in multiple ways. As a result, we continue to make investments in omni-channel as well as our core e-commerce experience.
In Fiscal 2021, we added more omni-channel options for customers including curbside pickup and ship to store. We now offer greater shopping flexibility and convenience than ever before. We also continued to improve our core e-commerce experience with an expanded product assortment through the reduction of customer friction points. The COVID-19 pandemic stress tested

Index
many of our processes which allowed us to spot issues and make improvements to customer service, fulfillment, and the user experience on our website and in our apps.
In Fiscal 2022, we will continue to grow our e-commerce and omni-channel business. Major initiatives include a website refresh, personalization, customer service investments, increased delivery speed, enhancements to our launch shoe process and mobile app improvements.
Our Logistics
We maintain a full-line wholesale and logistics facility in Alabaster, Alabama (a suburb of Birmingham) where we receive and ship most of our merchandise. In addition, we utilize a third-party logistics facility in Memphis, Tennessee to improve efficiencies and to improve time to market. For key products, we maintain backstock at the Alabaster and Memphis facilities. This product is allocated and shipped to stores through an automatic replenishment system based on inventory levels and sales. Merchandise is delivered to stores via Company operated vehicles, small package carriers or third-party logistics providers. In Fiscal 2021, we increased our delivery frequency to every store in the chain to further enhance our speed-to-market and in-store product availability for our customers. We believe strong logistics support for our stores is a critical element of our business strategy and that our current logistics structure will support our growth over the next several years.
Our Merchandise
Our merchandising strategy is to provide a broad assortment of premium brand name footwear, apparel, accessories and team sports equipment at competitive prices in a full service omni-channel environment. We believe that the assortment of brand name merchandise we offer consistently exceeds the merchandise selection carried by most of our competitors, particularly in our underserved markets and neighborhood centers. Many of these brand name products have limited availability and/or are technical in nature requiring considerable sales assistance. We coordinate with our vendors to educate the sales staff at the store level on new products and trends.
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
•attending various trade shows, both in our industry and outside as well as reviewing industry trade publications; and
•actively participating in industry associations.

The merchandising staff works closely with store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities.
Our Vendor Relationships

The athletic specialty and city specialty retail businesses are brand-name-driven. Accordingly, we maintain positive relationships with a number of well-known vendors to satisfy customer demand. We believe that we offer a best-in-class omni-channel experience through physical locations, mobile apps and website and that we are among the primary retail distribution avenues for brand name vendors that seek to engage with consumers in underserved markets. As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors. As our vendors expand their product lines and grow in popularity, we expand sales of these products. In addition, as we continue to increase our store base and enter new markets, our vendors increase their brand presence within these regions. We also work with our vendors to establish favorable pricing and to receive cooperative marketing funds.

Index
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
Our communications networks send and receive critical business data to and from stores, third-party cloud providers, and managed hosting facilities (data centers). Our Company’s information is processed in a secure environment to protect both the actual data and the physical assets. We attempt to mitigate the risk of cyber-security threats and business interruptions by maintaining strong security protocols, threat monitoring, regular risk reviews, and a detailed disaster recovery plan. In early Fiscal 2021, we consolidated the City Gear data center into our St. Louis hosted facility, which accomplished the alignment of controls over data. We completed the integration of all core systems during Fiscal 2021.
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
Our Marketing and Promotion

We focus on marketing opportunities that drive traffic and sales to our stores and digital business. For the last few years, digital marketing has been the major growth area for our marketing investments. We specifically see continued opportunities in personalization as well as hyper-local marketing efforts, including events and local store social media accounts. We have also maintained more traditional elements of our portfolio to drive store traffic.

Our Rewards program represented a significant portion of overall sales in Fiscal 2021. Loyalty customers spent more than prior year driven by new customers as well as increases in average purchase amounts and increases in transactions. We will continue to improve our Rewards program to drive member acquisition and sales. Improvements will be focused on ease of use, value to customer and exceptional service both in our stores and on our e-commerce site and apps.
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
Although we face competition from a variety of competitors, we believe that our stores are able to compete effectively by providing a premium assortment of footwear, apparel, accessories and team sports equipment. Additionally, we differentiate our store experience through extensive product knowledge, customer service and convenient locations. We believe we compete favorably with respect to these factors in the underserved markets and neighborhood centers predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.

Index
Information about our Executive Officers

The following table and accompanying narrative sets forth the name, age and business experience of our current executive officers:

Name	Age	Position
Michael E. Longo	59	President and Chief Executive Officer
Robert J. Volke	57	Senior Vice President and Chief Financial Officer
David M. Benck	53	Senior Vice President and General Counsel
Ronald P. Blahnik	62	Senior Vice President and Chief Information Officer
Jared S. Briskin	48	Senior Vice President and Chief Merchant
Benjamin A. Knighten	50	Senior Vice President of Operations
William G. Quinn	45	Senior Vice President of Digital Commerce

Michael E. Longo joined the Company as our Chief Executive Officer and President in December 2019. Formerly, he served as Chief Executive Officer for City Gear, LLC from October 2006 to November 2018, where he oversaw the successful acquisition of the company in 2018 by Hibbett Sports. Prior to City Gear, he worked in positions of increasing responsibility and leadership with AutoZone, Inc. starting as a Vice President of Supply Chain in 1996 to Executive Vice President of Supply Chain, IT, Development, Mexico in 2005. Mr. Longo holds a Bachelor of Science degree in Engineering from the United States Military Academy and an MBA from Harvard University.

Robert J. Volke was appointed to serve as our Senior Vice President of Accounting and Finance in April 2020, and was named our Chief Financial Officer immediately following the filing of our Annual Report on Form 10-K on April 16, 2020. Mr. Volke most recently served as Interim Chief Financial Officer of Fleet Farm LLC (Fleet Farm), a position he held since March 2020, and as its Vice President, Accounting and Corporate Controller from August 2018 to February 2020. Prior to his service at Fleet Farm, Mr. Volke held various positions of increasing responsibility with Tractor Supply Company (Nasdaq: TSCO), including as its Vice President and Controller from March 2017 to August 2018, Vice President – Accounting and Reporting from February 2014 to February 2017, Director of General Accounting and Financial Reporting from February 2009 to January 2014, and Manager of General Accounting and Financial Reporting from May 2007 to February 2009. Mr. Volke earned his Bachelor of Science degree in Accounting from Indiana University.

David M. Benck was appointed Senior Vice President and General Counsel in March 2020. He also serves as our Chief Privacy Officer, Chair of the Enterprise Risk Committee, Assistant Secretary and Chief Risk Assessor. Mr. Benck joined the Company in March 2005, and in April 2008 was appointed Vice President and General Counsel. In addition to his role with the Company, Mr. Benck serves on the Board of Directors for the Federal Reserve Bank of Atlanta, Birmingham Branch appointee, as a Council Member for the American Arbitration Association, as a member of the Court of Arbitration for Sport (Lausanne, Switzerland), and as a member of the NCAA’s Independent Resolution Panel. Additionally, he is a Fellow in the National Association of Corporate Directors, and an IAPP Certified Information Privacy Professional (CIPP/US, and CIPM).

Ronald P. Blahnik was appointed to serve as our Senior Vice President and Chief Information Officer in April 2019. Mr. Blahnik joined the Company in November 2016 as our Vice President and Chief Information Officer. Before joining our Company, he served as managing partner of Blahnik Consulting Services, LLC from April 2011 to November 2016. Mr. Blahnik is a retired Army officer and has worked in the information technology field for more than 40 years. He holds a Bachelor of Science degree in Information Technology.

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

Index
the Company, he served as Vice President, Digital for David's Bridal and as Executive Vice President, Chief Marketing Officer for 24 Hour Fitness. Mr. Quinn earned his Bachelor of Arts degree at Vanderbilt University, his MBA at Duke University and also holds a Certificate of Web Design from Temple University.

Human Capital

Human Capital Management

At Hibbett, our key human capital management objectives are to attract, retain and develop the highest quality talent. Our inclusive culture inspires leadership, encourages innovative thinking, and supports advancement opportunities for all associates. Our human resources programs are central to our long-term strategy and are designed to develop talent in preparation for critical roles and leadership positions for the future; reward and support associates through competitive pay and benefits; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce; engage associates as brand ambassadors of the Company’s products and experiences; and evolve and invest in technology, tools, and resources to enable associates at work.

As of January 30, 2021, we employed approximately 10,700 employees, of which approximately 3,600 were full-time employees and over 90% of the total population work in our retail locations. None of our employees are represented by a labor union. The number of part-time employees fluctuates depending on seasonal needs. We have a long history of providing competitive compensation and benefits and providing meaningful experiences and career-development opportunities to our employees. As a result, we have not experienced significant interruptions in our operations due to labor disagreements or employee dissatisfaction.

COVID-19

We are committed to the health and safety of our associates and their families. In response to the COVID-19 pandemic, we supported our associates by expanding remote work, broadening benefit offerings such as increasing paid-time-off for our retail associates and providing health care premium forgiveness. Our Chief Executive Officer has provided updates to our associates, including field leadership, every month since the onset of the COVID-19 pandemic. We offer Associate Assistance Program counseling sessions and conducted an associate engagement survey at our Store Support Center to understand and respond to associate needs.

Our Diversity and Inclusion Statement:

Diversity, inclusion, and belonging are at the heart of who we are as a Company. We’ve cultivated an authentic representation of our communities through thoughtful local hiring, often from our customer base. Our teams’ unique backgrounds, perspectives, and skills improve us all, creating a competitive advantage that positively impacts our business and contributes to our success. We intentionally foster a culture of belonging and inspiring self-expression, in our employees and our customers.

In response to ongoing civil unrest, we committed to doing our part to improve our inclusion and increase our diversity. We are driving important change through specific actions, including launching a relationship with the Office of Diversity, Equity, and Inclusion at the University of Alabama at Birmingham to provide diversity and inclusion education sessions. In addition, we have fostered a culture where all associates are encouraged and empowered to be leaders through our Leadership Academy professional development program.

Talent Acquisition/Talent Development/Associate Engagement

We understand that being an employer of choice requires providing best-in-class training and development opportunities, while creating innovative programs that enable a vibrant and engaged learning culture to flourish. In addition to our Leadership Academy, we recently adopted LinkedIn Learning as our e-learning platform for our Store Support Center.

We recognize that maintaining an inclusive and high-performance culture requires an engaged workforce, where associates are motivated to do their best work every day. Our engagement approach centers on communication and recognition. We communicate with our associates in a variety of ways, including monthly live CEO updates that include Q&A sessions with employees and regular communications to all our retail locations.

Our associate engagement survey at our Store Support Center provided our associates a channel for feedback on a variety of topics, such as company direction and strategy, individual growth and development, collaboration, confidence, and trust. Given the extraordinary challenges of the COVID-19 pandemic and the sudden transition to remote work arrangements, this year’s surveys were tailored to understand and respond to ever evolving associate needs. Through this survey in Fiscal 2021, we learned that 91% of associate respondents feel satisfied with the work they do, and 92% would recommend Hibbett|City Gear as a great

Index
place to work. In 2021, Forbes named our Company one of "America’s Best Employers". In 2020, Forbes named our Company one of "America’s Best Employers for New Grads."

Community and Social Impact - Building Connections

We believe that building connections between our associates, their families and our communities create a more meaningful, fulfilling, and enjoyable workplace. We are committed to providing comfort to those in need through our relationship with the United Way of Central Alabama. Associates make contributions to this organization that supports 71 partner agencies and we match 100% of all employee contributions. In addition, we support our employee’s donations to the Community Food Bank of Central Alabama and foster collaboration to end hunger in our community.

Our retail store operations team sponsors a community engagement program in our local retail districts called Sole School. To recognize the bonds we share, we select one school from each of Hibbett|City Gear sales districts each year to participate in Sole School. Sole School Program highlights include product donations, engagement programs, career coaching, academic incentives, and monetary donations. Our team members lead focus groups where student athletes are encouraged to excel in school and are introduced to various career paths that may be available to them after high school and college. Additionally, the student athletes get a first look at some of the newest product releases and selections and can provide feedback, potentially influencing future product selection.

For Fiscal 2022, we are partnering with two organizations; one that supports inner-city education that equips students from families of limited economic means with the knowledge, character and skills to transform their lives; and one that supports our disabled community through empowerment of disabled individuals to live full and meaningful lives.

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
•City GEAR, Registration No. 5008316
•DEVEROES, Registration No. 3479737
•GRINDHOUSE, Registration No. 5107399
•GRINDHOUSE DENIM, Registration No. 5107398

Governmental Regulations
We must comply with various federal, state and local regulations, including regulations relating to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, the environment and tax. In addition, we must comply with United States customs laws and similar laws of other countries associated with the import and export of merchandise. Ensuring our compliance with these various laws and regulations, and keeping abreast of changes to the legal and regulatory landscape present in our industry, requires us to expend considerable resources. For additional information, see "Risk Factors" under the sub-captions "Risks Related to Our Business and Industry" and "Risks Related to Governance, Regulatory, Legislative and Legal Matters."

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

Index
Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge through our website www.hibbett.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the SEC). Our website is the primary source of publicly disclosed news about Hibbett Sports, Inc. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, at no charge, by writing to: Investor Relations, Hibbett Sports, Inc., 2700 Milan Court, Birmingham, Alabama 35211.

In addition, we make available, through our website, the Company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines and the written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.
Item 1A. Risk Factors.

You should carefully consider the following risks, as well as the other information contained in this Annual Report on Form 10-K. The occurrence of one or more of the circumstances or events described in this section could have a material adverse effect on our business, financial condition, results of operations, cash flows or on the trading prices of our common stock. The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not known to us at this time or that we currently believe are immaterial also may adversely affect our business and operations.
Risks Related to Our Business and Industry

The continuing impacts of the COVID-19 pandemic are highly unpredictable, volatile, and uncertain, and could materially affect our business operations, demand for our products and services, our costs of doing business, availability of labor, access to inventory, supply chain operations, our ability to predict future performance, our exposure to litigation, and our financial performance, among other things.

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility, all of which have impacted and may continue to impact our business, results of operations, liquidity, cash flow and financial condition. While we have taken numerous steps to mitigate any adverse impacts of the COVID-19 pandemic on our results of operations, there can be no assurance that these efforts will be successful.

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
•the duration and degree of governmental, business or other actions in response to the pandemic, including but not limited to quarantine, shelter-in-place, or social distancing measures; restrictions on our operations up to and including complete or partial closure of our stores and logistics and distribution facilities; economic measures; access to unemployment compensation; fiscal policy changes; or additional measures that may yet be effected;
•the availability of and deployment of vaccines and effective medical treatments for COVID-19;
•the health of, and effect of the pandemic on, our team members and our ability to maintain staffing needs to effectively operate our business;
•our ability to sustain revenue growth from prior periods;
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

Index
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

Team Member and Customer Safety-Related Risks. In response to the COVID-19 pandemic, we have taken a number of actions across our business to help protect our team members, customers, and others in the communities we serve. These measures include, among other things, adjusted store hours; remote working opportunities for our store support center; increased cleaning and sanitizing measures; limits on customer traffic in stores to maintain physical and social distancing protocols; other physical and social distancing efforts such as markings on floors, signage, plexiglass shields and providing masks to team members in stores, store support center and logistics facility; offering curbside pick-up from stores; and instituting contactless payment in all stores.

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

The health and safety of our team members and customers are of primary concern to our management team. However, due to the unpredictable nature of the COVID-19 pandemic and the consequences of our actions, we may see unexpected outcomes from our added safety measures. For example, if we do not respond appropriately to the pandemic, or if our customers do not participate in social distancing and other safety measures, the well-being of our team members and customers could be at risk. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and/or subject us to claims and litigation from team members, customers, suppliers, regulators or other third parties. Additionally, any outbreak of confirmed cases of COVID-19 in our stores, store support center or logistics facility could result in temporary or sustained workforce shortages or facility closures, which would negatively impact our business and results of operations.

Additionally, some jurisdictions have taken measures intended to expand the availability of workers compensation or to change the presumptions applicable to workers compensation measures. These actions may increase our exposure to workers compensation claims and increase our cost of insurance.

Information Technology-Related Risks. As a result of the pandemic and related quarantines, shelter-in-place orders, and similar restrictions, we have experienced increased demand for online purchases of products. While we have managed this increased volume to date without interruption, there are no assurances that we will continue to be able to do so. We have also had to rapidly modify certain technology to support our interconnected offerings in connection with the pandemic, such as the addition of curbside pick-up. Our systems are not fully redundant, and disruptions, failures or other performance issues with our customer-facing technology systems, either due to the increased volume or other factors, could impair the benefits they provide, adversely impact our sales, and negatively affect our relationship with our customers. In addition, as more business activities have shifted online due to COVID-19 restrictions, and as many of our store support team members are working remotely, we face an increased risk from potential failure of internal or external information technology infrastructure as well as increased cybersecurity threats and attempts to breach our security networks.

Index
Supply Chain-Related Risks. Circumstances related to the COVID-19 pandemic have significantly impacted the global supply chain, particularly those products that are sourced from China, with restrictions and limitations on business activities causing disruption and delay. These disruptions and delays, which may expand depending on the progression of the pandemic, are placing strain on the domestic and international supply chain, which has affected and could continue to negatively affect the flow or availability of certain products. Customer demand for certain products has also fluctuated as the pandemic has progressed and customer behaviors have changed, which has challenged our ability to anticipate and/or adjust inventory levels to meet that demand. Additionally, supply chain challenges due to the COVID-19 pandemic have made it more difficult to obtain certain in-demand products. These factors have challenged our management of inventory positions as well as some delays in delivering products to our logistics and distribution facilities, stores or customers. Increased demand for online purchases of products has impacted our fulfillment operations and, if it continues, could result in delays in delivering products to customers. The operation of our logistics and distribution facilities and stores as fulfillment centers is crucial to our business operations.

If our logistics and distribution facilities or a significant number of stores experience closures or labor shortages, whether temporary or sustained, we could face adverse impacts related to the flow or availability of products to our stores and customers. Any of these circumstances could impair our ability to meet customer demand for products and result in lost sales, increased supply chain costs, or damage to our reputation.

Financial and Liquidity Risks. In an effort to strengthen our liquidity position while navigating the COVID-19 pandemic, we took proactive steps during the first quarter of Fiscal 2021, including temporary suspension of our share repurchase program, converting two unsecured, demand lines of credit into a single secured line of credit maturing in July 2021, working with merchandise and non-merchandise vendors to extend terms for a limited period of time, ramping up inventory allocation systems and distribution infrastructure to support increased online demand and managing the flow of goods in collaboration with our vendor partners, resulting in a decrease in year-over-year inventory and an inventory balance that remained in line with demand.

Additionally, changes in our capital allocation strategy could have adverse impacts, both short- and long-term, on our results of operations and financial position. If we choose not to acquire shares under our share repurchase program, our earnings per share and return on invested capital may be impacted, which in turn could adversely impact our stock price.

We believe that the COVID-19 pandemic has led to increased revenue growth relative to historic trends, and has particularly accelerated our e-commerce growth. These results, as well as those of other metrics such as net sales and other financial and operating data, may not be indicative of results for future periods. Once the impact of the COVID-19 pandemic subsides, a failure by us to continue capitalizing on growth opportunities may cause our revenue or revenue growth to decline. Further, there can be no assurances that this increase in demand will be sustained through the remainder of the COVID-19 pandemic or in subsequent periods. In addition, dependence on our e-commerce business subjects us to certain other risks, including: the failure to successfully implement new systems, system enhancements and internet platforms; the failure of our technology infrastructure or the computer systems that operate our website, causing, among other things, website downtimes; telecommunications issues or other technical failures; over-reliance on third-parties; and an increase in credit card fraud.

To the extent the COVID-19 pandemic continues to adversely affect the U.S. and global economies and/or adversely affect our business, results of operations, cash flows, or financial condition, it may also have the effect of heightening other risks described in this “Risk Factors” section in this Annual Report on Form 10-K, including but not limited to those related to consumer behavior and expectations, competition, brand reputation, implementation of strategic initiatives, cybersecurity threats, technology systems disruption, supply chain disruptions, labor availability and cost, litigation, and regulatory requirements.

Disruptions in the economy and in financial markets could adversely affect consumer purchases of discretionary items, which could reduce our net sales.

In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors that are outside our control, including, among others, general business conditions, interest rates, prices of non-discretionary consumer goods, inflation, household income, consumer debt levels, the availability of consumer credit, tax rates and tax refunds, sales tax holidays, energy prices, widespread health emergencies, such as the ongoing COVID-19 pandemic, unemployment trends, home influence consumer confidence and spending. Disruptions in the U.S. economy, financial markets or other economic conditions affecting disposable consumer income may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our revenues, profits, liquidity and capital resources. In recessionary periods or periods of slow growth, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture or committed to purchase and/or increase our marketing and promotional expenses in response to lower than anticipated levels of demand for our products, which could adversely affect our profitability. Additionally, a reduction in customer traffic to our stores or a shift in customer spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. Our financial performance may also be particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores.

Index

If we lose any of our key vendors or any of our key vendors fail to supply us with quality brand name merchandise at competitive prices, we may not be able to meet the demand of our customers and our net sales and profitability could decline.

We are a retailer of manufacturers’ branded items and are thereby dependent on the availability of key products and brands. Our business is dependent upon close relationships with our vendors and our ability to purchase brand name merchandise at competitive prices. Our top two vendors accounted for approximately 72% of our total inventory purchases during Fiscal 2021. During Fiscal 2021, approximately 65% of our inventory was purchased from one vendor, Nike, who accounted for approximately 68% of our net sales. Our inability to obtain merchandise in a timely manner from major suppliers as a result of business decisions by suppliers, including the expansion of direct-to-consumer programs by our vendors, or disruptions in the global transportation network, such as a port strike, weather conditions, the emergence of widespread health emergencies or pandemics, work stoppages, or other labor unrest could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s distribution strategy, financial condition, or results of operations, or the inability of Nike to develop and manufacture products that appeal to our target customers, could also have an adverse effect on our business, financial condition, and results of operations. As a retailer, we cannot control the supply, design, function or cost of many of the products we offer for sale. Moreover, certain merchandise that is in high demand may be allocated by vendors based upon the vendors’ internal criteria, which is beyond our control.

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

Index
Our omni-channel platform integrates digital commerce with our stores to provide a seamless experience for our customers. Our mobile apps, buy online pickup in store (BOPIS) and reserve online pickup in store (ROPIS) complement our e-commerce site and provides our customers with customized advanced features and shopping experiences. We cannot give any assurances that our omni-channel platform, including our mobile apps, BOPIS and ROPIS, will perform in a manner that will give us the ability to attract and retain customers, increase sales and successfully compete with other online retailers. Moreover, to make available our omni-channel platform, we rely on various technology systems and services, some of which are provided and managed by third-party service providers. To the extent such third-party components do not perform or function as anticipated, such failure can significantly interfere in our ability to meet our customers' changing expectations. If we do not successfully provide a relevant and up-to-date digital experience or cannot attract online buyers through our omni-channel platform, or are unable to do so in a cost-efficient manner, our sales and profitability could be adversely affected.

We continue to increase the use of social media as a means of interacting and enhancing the shopping experiences of our customers. If we are unable to attract and retain team members, in particular IT professionals, or contract third parties with the specialized skills to support our omni-channel platform or are unable to implement improvements to our customer-facing technology in a timely manner, our ability to compete and our results of operations could be adversely affected. In addition, if our website and our other customer-facing technology systems do not function as designed, the customer experience could be negatively affected, resulting in a loss of customer confidence and satisfaction, as well as lost sales, which could adversely affect our reputation and results of operations.
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

In addition, we frequently use social media to communicate with consumers and the public in general. Failure to use social media effectively or properly, or misuse of social media by our employees or vendors, could lead to a decline in brand value and revenue. Other risks associated with the use of social media include improper disclosure of proprietary information, exposure of or improper use of personally identifiable information, fraud, hoaxes or malicious dissemination of false information.
Pressure from our competitors may force us to reduce our prices or increase our spending on marketing and promotion, which could lower our net sales, gross profit and operating income.

The business in which we are engaged is a highly competitive and evolving market. The marketplace for athletic specialty merchandise is highly fragmented as many different brick and mortar and online retailers compete for market share by utilizing a variety of formats and merchandising strategies. We compete directly and indirectly with specialty stores, department stores, traditional shoe stores, mass merchandisers, e-commerce retailers, athletic and sporting good brands and, in some of our large and mid-size markets, national sporting goods superstores. In addition, we face increasing competition from vendors that sell directly to consumers, especially Nike. Increased competition from key vendors' direct to consumer programs may adversely affect our market share and reduce our revenues, as well as adversely impact our future product allocation from vendors.

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

Index
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

In March 2020, Benjamin A. Knighten, the Chief Operating Officer, Vice President, of City Gear, was promoted to Senior Vice President of Operations to replace Cathy Pryor. Additionally, in April 2020, Robert J. Volke succeeded our Interim Chief Financial Officer, Scott R. Humphrey, as the Company’s Chief Financial Officer. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including to our relationships with our customers, suppliers, vendors and employees.

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
Security threats, including physical and cyber-security threats, and unauthorized disclosure of sensitive or confidential information could cause us to incur substantial expenses, result in litigation or other legal actions, adversely affect our operating results, and harm our business and reputation with our consumers.

Index
The protection of Company, customer and employee data is critical to us. Through our sales, marketing activities and use of third-party information, we collect and retain certain personally identifiable information that our customers provide to purchase products, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. This may include, but is not limited to, names, addresses, phone numbers, driver license numbers, email addresses, contact preferences, personally identifiable information stored on electronic devices, and payment account information, including credit and debit card information. We also gather and retain information about our employees in the normal course of business. Furthermore, our online operations depend upon the secure transmission of confidential information over public networks, such as information permitting cashless payments. We rely on commercially available systems, software, tools and monitoring, including those controlled by third-party providers, to provide security for processing, transmission and storage of all such data, including confidential information.

Cyber threats are rapidly evolving and becoming increasingly sophisticated. Ever-evolving threats mean we must continually evaluate and adapt our systems and processes. We have security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information or disruption of our operations. Our risk remediation procedures include an annual IT risk assessment based on the SANS Institute Critical Security Controls framework, which prioritizes security functions that are effective against the latest advanced targeted threats while emphasizing security controls that have demonstrated real world effectiveness. While we maintain insurance coverage that may, subject to policy terms and exclusions, cover certain aspects of our cyber risks, such insurance coverage may be insufficient to cover our losses or all types of claims that may arise in the continually evolving area of cyber risk.

These security measures may be compromised as a result of third-party breaches, burglaries, cyber-attacks, computer viruses, worms, bot attacks, ransomware, other destructive or disruptive software, errors or malfeasance by employees or employees of third-party vendors, faulty password management, social engineering, misappropriation by third parties, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts, data loss, or data theft or alteration. Despite implementing safeguards for the protection of such information, we cannot be certain that all of our systems and those of our vendors and unaffiliated third parties are entirely free from vulnerability to attack or compromise. During the normal course of our business, we and the businesses with which we interact have experienced and we expect to continue to experience attempts to breach our systems. There is no assurance that our security controls and practices will prevent the improper disclosure, access or use of confidential, proprietary or sensitive data, data loss or alteration, and we may be unable to protect sensitive data and the integrity of our systems or to prevent fraudulent purchases. Moreover, an alleged or actual security breach that affects our systems or results in the unauthorized release of personally identifiable information could:
•materially damage our reputation and negatively affect customer sales, satisfaction and loyalty;
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

We collect customer data, including encrypted and tokenized credit card information, in our stores and online. For our sales channels to function successfully, we and third parties involved in processing customer transactions for us must be able to transmit confidential information, including credit card information, securely over public networks. While we have measures in place designed to prevent a breach or unauthorized use or disclosure of customer data and other sensitive personal information, we cannot guarantee that any of our security measures or the security measures of third parties with whom we work will effectively prevent others from obtaining unauthorized access to our customers’ information or other personally identifiable information. As a retailer accepting debit and credit cards for payment, we are subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. We cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect cyber-attacks, cyber terrorism, security breaches or other compromises from known malware or ransomware or other threats that may be developed in the future. If someone is able to circumvent our data security measures or those of third parties with whom we do business, they could destroy or steal valuable information or disrupt our operations. If such a breach were to occur, customers could lose confidence in our ability to secure their information and choose not to purchase from us. Any unauthorized use of or access to customer information could expose us to data loss or manipulation, litigation and legal liability, and could seriously disrupt operations, negatively impact our marketing capabilities, cause us to incur significant expenses to notify customers of the breach and for other remediation activities, and harm our reputation and brand, any of which could adversely affect our financial condition and results of operations.

Index
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
Our ability to manage and operate our business depends significantly on information technology systems. Specifically, we rely on our information systems to effectively manage our sales, logistics, merchandise planning and replenishment, to process financial information and sales transactions and to optimize our overall inventory levels. Our systems and operations are vulnerable to damage or interruption from fire, flood and other natural disasters; failed system implementations or integrations; power loss, computer system failures, internet and telecommunications or data network failures, operator negligence, improper operation or usage error by employees or contractors; third-party vendor system failures; physical and electronic loss of data, security breaches, misappropriation, data theft and similar events; and external threats such as computer viruses, worms, Trojan horses, ransomware, denial-of-service attacks or intrusions.

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

Index
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
A significant number of our stores are located in malls and other shopping centers and many of these malls and shopping centers have been experiencing declines in customer traffic. Our sales at these stores are dependent, to a significant degree, upon the volume of traffic in those shopping centers and the surrounding area; however, our costs associated with these stores are essentially fixed. In times of declining traffic and sales, our ability to leverage these costs and our profitability are negatively impacted. Our stores benefit from the ability of a shopping center’s other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center as a shopping destination. Our sales volume and traffic has been, and we expect will continue to be, adversely affected by, among other things, the decrease in popularity of malls or other shopping centers in which our stores are located, the closing of anchor stores important to our business, declines in popularity of other stores in the malls or shopping centers in which our stores are located, and decreased traffic as a result of the COVID-19 pandemic, including due to social distancing measures and general consumer preferences to avoid crowded or enclosed spaces. Furthermore, a deterioration in the financial condition of shopping center operators or developers could, for example, limit their ability to invest in improvements and finance tenant improvements for us and other retailers and lead consumers to view these locations as less desirable. Further reduction in consumer traffic as a result of these or any other factors could have a material adverse effect on us.

Our success depends substantially on the value and perception of the brand name merchandise we sell.

Our success is largely dependent on our consumers’ perception and connection to the brand names we carry, such as Nike, Jordan Brand, adidas, Under Armour, Reebok, Easton and The North Face, among others. Brand value is based in part on our consumer’s perception on a variety of subjective qualities so that even an isolated incident could erode brand value and consumer trust, particularly if there is considerable publicity or litigation. Consumer demand for our products or brands could diminish significantly in the event of erosion of consumer confidence or trust, resulting in lower sales, which could have a material adverse effect on our business, financial condition and results of operations.
We would be materially and adversely affected if all or a portion of our primary wholesale and logistics facility was disrupted.
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

Index
to pass the increase on to customers. If imported merchandise becomes unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our customers. Products from alternative sources may also be more expensive or may be of lesser quality than those our vendors currently import. Risks associated with reliance on imported goods include:
•increases in the cost of purchasing or shipping foreign merchandise resulting from, for example, import tariffs, taxes or other governmental actions affecting trade, including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices; foreign government regulations; rising commodity prices; increased costs of oceanic shipping; changes in currency exchange rates or policies and local economic conditions; and trade restrictions, including import quotas or loss of “most favored nation” status with the United States; and
•disruptions in the flow of imported goods because of factors such as, raw material shortages, work stoppages, widespread health emergencies or pandemics, labor availability and political unrest; problems with oceanic shipping, including blockages or labor union strikes at U.S. or foreign ports; and economic crises and international disputes.
In addition, to the extent that any foreign manufacturer with whom our vendors are associated may directly or indirectly utilize labor practices that are not commonly accepted in the United States, we could be affected by any resulting negative publicity.
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
In addition, general labor shortages or strikes in the transportation or shipping industries could negatively affect transportation and shipping costs and our ability to supply our stores in a timely manner. Product delivery could also be subject to disruption due to raw material shortages, political unrest, oceanic shipping, port labor issues, international disputes, natural disasters, disease outbreak or public health events, such as the COVID-19 pandemic, or terrorism. We rely on efficient and effective operations within our primary wholesale and logistics facility to ensure accurate product delivery to our stores. Failure to maintain such operations could adversely affect net sales.

Legislative or regulatory initiatives related to climate change concerns may negatively affect our business.

Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Such events could make it difficult or impossible for us to deliver products to our customers, create delays and inefficiencies in our supply chain. Following an interruption to our business, we could require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. Concern over climate change may result in new or additional legal, legislative, and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases, which could adversely affect our business.

Our business could be negatively impacted by corporate citizenship and sustainability matters.

There is an increased focus from U.S. and foreign governmental and nongovernmental authorities and from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we announce certain initiatives, including goals regarding our focus areas, which include environmental matters, packaging and waste, responsible sourcing, social investments and inclusion and diversity. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business. Moreover, the standards by which citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions, which could change over time. In addition, as the result of such heightened public focus on sustainability matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish additional goals and take actions to meet such goals, in connection with such matters. We could also be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate citizenship and sustainability matters, could adversely affect our business, results of operations, cash flows and financial condition.

Imposition of tariffs and export controls on the products we buy may have a material adverse effect on our business.

A significant portion of the products that we purchase, including the portion purchased from domestic suppliers, as well as most of our private brand merchandise, is manufactured abroad. We may be affected by potential changes in international trade

Index
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
Comparable store net sales vary from quarter to quarter, and an unanticipated decline in comparable store net sales may cause the price of our common stock to fluctuate significantly. Factors that could affect our comparable store net sales results include, shifts in consumer tastes and fashion trends; calendar shifts of holiday or seasonal periods; the timing of income tax refunds to customers; increases in personal income taxes paid by our customers; calendar shifts or cancellations of sales tax-free holidays in certain states; the success or failure of college and professional sports teams or the cancellation of sporting events within our core regions; changes in or lack of tenants in the shopping centers in which we are located; pricing, promotions or other actions taken by us or our existing or possible new competitors; and unseasonable weather conditions, widespread health emergencies or pandemics, such as the ongoing COVID-19 pandemic, or natural disasters.
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

Unforeseen events, including public health issues (including the ongoing COVID-19 pandemic) and natural disasters such as earthquakes, hurricanes, tornadoes, snow or ice storms, floods and heavy rains could disrupt our operations or the operations of our suppliers; significantly damage or destroy our retail locations; prohibit consumers from traveling to our retail locations; or prevent us from resupplying our stores or wholesale and logistics facility. We believe that we take reasonable precautions to prepare for such events; however, our precautions may not be adequate to deal with such events in the future. If such events occur in areas in which we have our wholesale and logistics facility or a concentration of retail stores, or if they occur during peak shopping seasons, it could have a material adverse effect on our business, financial condition and results of operations.

Index
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

A component of our growth strategy has been to acquire complementary businesses to grow our company. In the future, we expect to continue to pursue acquisitions of complementary businesses as a component of our growth strategy. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example:
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

Indebtedness that we may incur in the future could adversely affect our financial condition, limit our ability to obtain additional financing, restrict our operations and make us more vulnerable to economic downturns and competitive pressures. In addition, we face risk that financial institutions may fail to fulfill commitments under our Amended Credit Facility.

As of January 30, 2021, we had no debt outstanding under our Amended Credit Facility which matures on July 18, 2021 and is secured by all assets of the Company with the exception of real property. In the future, we may borrow amounts under the Amended Credit Facility to, among other things, provide funding for our operations, share repurchases, capital expenditures and other cash requirements.

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

Index
In addition, Regions Bank is committed to continue providing loans under the Amended Credit Facility. There is a risk that this institution cannot deliver against its obligation in a timely matter, or at all. If Regions Bank were to default on its obligation to fund the commitments under the Amended Credit Facility, this loan would not be available to us, which could adversely affect our liquidity and financial condition. For discussion of our Amended Credit Facility and other borrowings, see “Liquidity and Capital Resources” in Item 7 and Note 6 to our consolidated financial statements.

Emerging technologies may create disruption to the retail industry.

New and emerging technology may enable new approaches or choices for how our customers procure goods and services and pay for those goods and services. We may be unable to quickly adapt to rapid change resulting from artificial intelligence, blockchain, Internet of Things (IoT), including voice and smart home devices, and other advanced technologies that may result in changes to our supply chain, distribution channels, and point-of-sale capabilities.

Risks Related to Ownership of Our Common Stock

The market price of our common stock, like the stock market in general, has been and is likely to continue to be highly volatile, and such volatility could expose us to securities class action litigation. Factors that could cause fluctuations in the price of our common stock may include, among other things, actual or anticipated variations in quarterly operating results; changes in financial estimates by investment analysts and our inability to meet or exceed those estimates; additions or departures of key personnel; market rumors or announcements by us or by our competitors of significant acquisitions, divestitures or joint ventures, strategic partnerships, large capital commitments or other strategic initiatives; changes in retail sales data that indicate consumers may spend less on discretionary purchases; and sales of our common stock by key personnel or large institutional holders.

Many of these factors are beyond our control and may cause the market price of our common stock to decline, regardless of our operating performance.

There can be no assurance that we will continue to repurchase our common stock or that we will repurchase our common stock at favorable prices.

In November 2018, our Board of Directors authorized the continuation of our existing stock repurchase program (the Repurchase Program) until January 29, 2022 under which we may purchase up to $300.0 million of our outstanding common stock. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, including with respect to the impact of COVID-19 on our operations and financial condition, and the trading price of our common stock. The Repurchase Program may be extended, modified, suspended or discontinued at any time. We expect to fund the Repurchase Program with existing cash on hand, cash generated from operations, and/or borrowings under our credit facility then in effect. A reduction in, or the completion or expiration of, our Repurchase Program could have a negative effect on our stock price. We can provide no assurance that we will repurchase our common stock at favorable prices, or at all.

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
•provide that a director may be removed by stockholders only for cause by a vote of the holders of not less than a majority of our shares entitled to vote;
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
•Labor and employment laws that govern employment matters such as minimum wage, exempt employment status, overtime, family leave mandates and workplace safety regulations, including the Fair Labor Standards Act rules and any laws related to COVID-19;
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
•New or changing laws relating to federal, state and local taxation and licensing, including sales and use tax laws, withholding taxes and property taxes; and
•Regulations administered by various youth sports leagues and organizations.

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

Changes in and/or failure to comply with privacy laws could materially adversely affect our reputation and market position and subject us to legal claims and litigation, cause us to incur substantial additional costs, and materially affect our business and operating results.

We rely on a variety of direct marketing techniques, including email, text messages and postal mailings. Any new or emerging restrictions in federal or state laws regarding marketing and solicitation or data protection laws that govern these activities could adversely affect the continuing effectiveness of email, text messages and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may need to develop alternative marketing strategies, which may not be as effective and could impact the amount and timing of our revenues. Further, any new or emerging privacy laws could include onerous and expensive compliance obligations regarding consent, retention, deletion, and anti-discrimination and require us to modify our data processing practices and policies that could lead to regulatory actions or litigation, and potentially fines and damages for non-compliance. In addition, to the extent that new or emerging laws or regulations impact our obligations with respect to our employee data, we may be required to incur substantial costs to modify our practices.

While we strive to adhere our practices and procedures to these laws, they are subject to evolving regulations, interpretations and regulator discretion. To the extent a regulator or court disagrees with our interpretation of these laws and determines that our practices are not in compliance with applicable laws and regulations, we could be subject to civil and criminal penalties that could adversely affect the continued operation of our businesses, including significant legal and financial exposure, damage to our reputation, and have a material adverse effect on our business operations, financial condition and results of operations.

Index

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
Item 1B. Unresolved Staff Comments.
None.
Item 2.    Properties.
We own our corporate office building in Birmingham, Alabama, and our wholesale and logistics facility in Alabaster, Alabama. In addition, we lease administrative offices in Memphis, Tennessee, and lease all our existing 1,067 store locations and expect that our policy of leasing rather than owning will continue for new store openings. Our leases typically provide for terms of five to ten years with options on our part to extend. Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated. We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically reevaluate store locations.
As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area. We believe our wholesale and logistics facility is suitable and adequate to support our operations for many years.

Index
As of January 30, 2021, we operated 1,067 stores in 35 contiguous states. Of these stores, 243 are in enclosed malls, 31 are free-standing and 793 are in strip-shopping centers, which are frequently near a major chain retailer. The following shows the number of locations by state as of January 30, 2021:

Alabama	99	Kentucky	47	Oklahoma	34
Arkansas	39	Louisiana	62	Pennsylvania	4
Arizona	8	Maryland	4	South Carolina	42
California	16	Minnesota	1	South Dakota	2
Colorado	3	Mississippi	72	Tennessee	68
Delaware	1	Missouri	36	Texas	111
Florida	61	Nebraska	8	Utah	3
Georgia	121	New Jersey	2	Virginia	22
Illinois	27	New Mexico	14	West Virginia	8
Indiana	22	New York	3	Wisconsin	2
Iowa	10	North Carolina	55	Wyoming	2
Kansas	23	Ohio	35	TOTAL	1,067

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
None.

Index
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our common stock is traded is the Nasdaq Global Select Market under the symbol “HIBB”. As of April 1, 2021, we had 14 stockholders of record.
The graph below compares the cumulative five-year total shareholder return on our common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Retail Trade index. The graph tracks the five-year performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from January 31, 2016 to January 31, 2021.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hibbett Sports, Inc., the Nasdaq Composite Index
and the Nasdaq Retail Trade Index

$400
$300
$200
$100
$0
1/16
1/17
1/18
1/19
1/20
1/21
Hibbet Sports, Inc.
NASDAQ Composite
NASDAQ Retail Trade

*$100 invested on January 31, 2016 in stock or index, including reinvestment of dividends.
Fiscal year ended January 31.

	1/16	1/17	1/18	1/19	1/20	1/21
Hibbett Sports, Inc.	100.00	102.61	70.27	50.81	77.05	175.53
Nasdaq Composite	100.00	123.23	164.43	163.31	207.46	298.92
Nasdaq Retail Trade	100.00	122.34	183.73	203.67	234.29	377.44
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

Index
Equity Compensation Plans
For information on securities authorized for issuance under our equity compensation plans, see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Issuer Repurchases of Equity Securities

The following table presents our stock repurchase activity for the thirteen weeks ended January 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
November 1, 2020 to November 28, 2020	—	—	—	$143,316
November 29, 2020 to January 2, 2021	132,435	$46.29	132,435	$137,186
January 3, 2021 to January 30, 2021	25,376	$49.38	17,883	$136,347
Total	157,811	$46.78	150,318	$136,347

(1) In November 2018, our Board of Directors authorized the continuation of our existing $300.0 million 2015 Stock Repurchase Program until January 29, 2022.

Item 6. Reserved.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As you read the MD&A, please refer to our consolidated financial statements, included in Part II. Item 8. "Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See “Cautionary Statement Regarding Forward-Looking Statements” and Part I, Item 1A. "Risk Factors.”
Key Events and Recent Developments
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which is still ongoing today. The effects from the pandemic included mass closings of parts of the economy nationally and globally, supply chain disruptions and stay-at-home orders which impacted every aspect of our business. Throughout this challenging time, we were able to navigate a rapidly changing retail landscape by leveraging omni-channel and distribution capabilities, having access to and availability of in-demand products, taking decisive action to protect liquidity at the beginning of the pandemic, demonstrating the ability to reopen stores quickly when circumstances allowed and servicing our customers quickly and safely through new shopping and payment initiatives.
In addition to the challenging business environment resulting from the COVID-19 pandemic, there was a renewed focus on important social issues. Even as these events continue on personal and professional levels, we are taking action to be part of the solution in our neighborhoods which includes:
•Continuing to be proactive in protecting the health and safety of our team members and customers and requiring all store locations, our store support center and logistics facility to follow prescribed safety guidelines. For more information, please visit www.hibbett.com/shop-safely-in-stores.html; and
•Recognizing the challenges facing our society related to important social issues. The Sole School initiative has been launched and over 80 high schools will be involved. The program includes product and monetary donations and is closely linked to high school athletics. Given the current COVID-19 environment, we have partnered with these selected schools to develop a virtual engagement plan that protects the safety of the communities which began in November 2020. A full rollout of the program is expected in Fiscal 2022 to align with the spring sports season.

Index
In addition to the COVID-19 pandemic developments noted above, other key events impacted our operations and financial results in Fiscal 2021. Included in those events were:
•The opening of 16 new stores;
•The closure of 42 stores, mainly as a result of under-performance and rebranding;
•The rebranding of 12 Hibbett stores to City Gear stores;
•The continued integration of City Gear processes, including internal controls; and
•Ongoing investments in our omni-channel business.
General Overview
Hibbett Sports, Inc. is a leading athletic-inspired fashion retailer primarily located in underserved communities across the country. Founded in 1945, Hibbett stores have a rich history of convenient locations, personalized customer service and access to coveted footwear and apparel from top brands like Nike, Jordan and adidas. Consumers can browse styles, find new releases and make purchased by visiting www.hibbett.com. Purchases can be made online or by visiting their nearest store. Follow us @hibbettsports and @citygear. As of January 30, 2021, we operated a total of 1,067 retail stores in 35 states composed of 882 Hibbett Sports stores, 167 City Gear stores and 18 Sports Additions athletic shoe stores.
Our Hibbett Sports stores average 5,800 square feet and are located primarily in strip centers, which are usually near a major chain retailer. Our City Gear stores average 5,000 square feet and are located primarily in strip centers. Our store base consisted of 793 stores located in strip centers, 31 free-standing stores and 243 enclosed mall locations as of January 30, 2021.
Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for Fiscal 2021, Fiscal 2020 and Fiscal 2019 all included 52 weeks of operations. Fiscal 2022 will also include 52 weeks of operations.
Executive Summary

Following is a highlight of our financial results over the last three fiscal years:

	Fiscal 2021 (52 weeks)	Fiscal 2020 (52 weeks)	Fiscal 2019 (52 weeks)
Net sales (in millions)	$1,419.7	$1,184.2	$1,008.7
Operating income, percentage to net sales	6.9%	3.0%	3.7%
Comparable store sales	22.2%	5.3%	2.2%
Net income (in millions)	$74.3	$27.3	$28.4
Net income, percentage increase (decrease)	171.6%	(3.8)%	(18.9)%
Diluted earnings per share	$4.36	$1.52	$1.51
During Fiscal 2021, we opened 28 stores and closed 42 stores, bringing the store base to 1,067 in 35 states as of January 30, 2021. Included in new stores are 12 Hibbett stores rebranded and opened as City Gear stores. Included in closed stores are ten Hibbett stores closed for rebranding to City Gear stores. During Fiscal 2020, we opened 24 stores (which included 11 Hibbett stores rebranded and opened as City Gear stores) and closed 106 stores (which included 9 Hibbett stores closed for rebranding to City Gear stores). Inventory on a per store basis decreased 29.9% compared to the prior fiscal year as a result of unprecedented demand coupled with supply chain constraints.
Hibbett ended Fiscal 2021 with $209.3 million of available cash and cash equivalents on the consolidated balance sheet. Hibbett had no debt outstanding at January 30, 2021, and had full availability of $75.0 million available under the Amended Credit Facility. In March 2020, we borrowed $50.0 million under our prior credit facilities as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. The proceeds from such borrowings could be used for working capital, capital expenditures and general corporate purposes. On April 16, 2020, we entered into the Amended Credit Facility that provided for an aggregate amount of credit available to us of $75.0 million. The Amended Credit Facility superseded the Regions Bank credit agreement dated October 2018, terminated the Bank of America credit agreement dated October 2018, matures on July 18, 2021 and is secured by all assets of the Company with the exception of real property. For discussion of our Amended Credit Facility and other borrowings, see "Liquidity and Capital Resources."

Index
For Fiscal 2021, total company-wide square footage decreased 1.3%. To supplement new store openings, we continued to expand high performing stores, increasing the square footage in 7 existing stores in Fiscal 2021 for an average increase in square footage of 55.1%.

In Fiscal 2021, comparable store sales increased 22.2%.

Comparable store sales - Stores deemed as comparable stores include our Hibbett Sports, City Gear and Sports Additions stores open throughout the period and the corresponding period of the prior fiscal year, and e-commerce sales. We consider comparable store sales to be a key indicator of our current performance; measuring the growth in sales and sales productivity of existing stores. Management believes that positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to deleveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow. Comparable store sales for City Gear stores are presented in comparable store sales beginning in the fourth quarter of Fiscal 2020 and is in full year comparable store sales for Fiscal 2021.

For Fiscal 2021, 1,015 stores were included in comparable sales. If a store remodel, relocation, or expansion results in the store being closed for a significant period, its sales are removed from the comparable store sales base until it has been open a full 12 months. In addition, rebranded stores are treated as a new store and are not presented in comparable store sales until they have been open a full 12 months under the new brand.
About Non-GAAP Measures

This MD&A includes certain non-GAAP financial measures. Management believes these non-GAAP financial measures are useful to investors to facilitate comparisons of our current financial results to historical operations and the financial results of peer companies, as they exclude the effects of items that may not be indicative of, or are unrelated to, our underlying operating results, such as expenses related to the COVID-19 pandemic in Fiscal 2021, the acquisition and integration of City Gear in both Fiscal 2021 and Fiscal 2020, and our strategic realignment plan in Fiscal 2020. Costs related to the COVID-19 pandemic include impairment charges of goodwill, tradename and other assets and net lower of cost or net realizable value (LCM) inventory reserve charges and were specific to Fiscal 2021. Costs related to acquisition and integration of City Gear include amortization of inventory step-up value, professional service fees and changes in the valuation of the contingent earnout. Costs related to the strategic realignment plan included lease and equipment impairment costs, third party liquidation fees, store exit costs, and residual net lease costs.
While we use these non-GAAP financial measures as a tool to enhance our ability to assess certain aspects of our financial performance, our management does not consider these measures to be a substitute for, or superior to, the information provided by GAAP financial statements. Consistent with this approach, we believe that disclosing non-GAAP financial measures to the readers of our financial statements provides such readers with useful supplemental data that, while not a substitute for GAAP financial statements, allows for greater transparency in the review of our financial and operational performance. It should be noted as well that our non-GAAP information may be different from the non-GAAP information provided by other companies.
Recent Accounting Pronouncements
See Note 2 of Item 8 of this Annual Report on Form 10-K for the fiscal year ended January 30, 2021, for information regarding recent accounting pronouncements.

Index
Results of Operations
The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	January 30, 2021 (52 weeks)	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.5	67.6	67.4
Gross margin	35.5	32.4	32.6
Store operating, selling and administrative expenses	26.5	26.9	26.2
Depreciation and amortization	2.1	2.5	2.7
Operating income	6.9	3.0	3.7
Interest income (expense), net	—	—	—
Income before provision for income taxes	6.9	3.1	3.7
Provision for income taxes	1.7	0.8	0.9
Net income	5.2%	2.3%	2.8%
Note: Columns may not sum due to rounding.
Fiscal 2021 Compared to Fiscal 2020
Net sales. Net sales increased $235.4 million, or 19.9% to $1.42 billion for Fiscal 2021 from $1.18 billion for Fiscal 2020. Furthermore:
•Comparable store net sales for Fiscal 2021 increased 22.2% compared to Fiscal 2020 primarily driven by strength in men's, women's and kids' footwear coupled with increased volume in sneaker-connected apparel and accessories. These strengths were partially offset by softer sales in team sports. For Fiscal 2021, 1,015 stores were included in the comparable store sales comparison.
•Stores not in the comparable store net sales calculation accounted for $244.9 million of net sales.
•E-commerce sales increased 92.1% compared to Fiscal 2020.
•Increases were noted in both average ticket and items per transaction.
•We decreased our overall store count by a net of 14 stores in Fiscal 2021 primarily as the result of accelerated closure of underperforming stores in the fourth quarter.
Gross margin. Cost of goods sold includes the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight. Gross margin was $504.5 million, or 35.5% of net sales, in Fiscal 2021, compared with $383.5 million, or 32.4% of net sales, in Fiscal 2020. Excluding inventory reserve adjustments in the current year and City Gear acquisition and strategic realignment costs incurred in the prior year, non-GAAP gross margin was $507.5 million, or 35.8% of net sales in Fiscal 2021, compared to $383.3 million, or 32.4% in Fiscal 2020.
Overall, GAAP gross margin improved by approximately 310 basis points as a percentage of net sales in comparison to the prior year driven by higher sell through and leverage of store occupancy expenses. These impacts were slightly offset by a higher mix of e-commerce sales, which carry a lower margin due to incremental shipping costs, and an increase in the LCM inventory reserve. Logistics expenses were higher year over year in dollars, but decreased slightly as a percentage of net sales. The uncertainty of the COVID-19 pandemic and its impact on inventory valuations contributed to a large increase in the LCM inventory reserve in the first quarter. Although aged inventory and the related reserve declined over the fiscal year, there was still a net $3.0 million LCM expense impact in Fiscal 2021. This amount was excluded from the non-GAAP gross margin figure. Store occupancy costs decreased approximately 160 basis points as a percentage of net sales year over year due to leverage generated from increased sales revenue.
Store operating, selling and administrative (SG&A) expenses. SG&A expenses, including goodwill impairment, were $376.5 million, or 26.5% of net sales, for Fiscal 2021, compared with $318.0 million, or 26.9% of net sales, for Fiscal 2020.
Excluding non-GAAP adjustments, SG&A expenses were $336.5 million, or 23.7% of net sales for Fiscal 2021, compared to $298.5 million, or 25.2% of net sales, for Fiscal 2020.

Index
A large portion of the SG&A increase resulted from impacts related to the COVID-19 pandemic. This included non-cash intangible asset impairments to goodwill in the amount of $19.7 million and the City Gear tradename of $8.9 million. Other impacts related to the COVID-19 pandemic included asset group impairments of approximately $4.1 million and other related costs of $2.8 million.

Depreciation and amortization. Depreciation and amortization decreased 40 basis points as a percentage of net sales for Fiscal 2021 compared to Fiscal 2020. This decrease was mainly due to leverage from higher net sales.
Provision for income taxes. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 24.2% for Fiscal 2021 and 24.7% for Fiscal 2020. The lower rate in the current year was the result of executive compensation deduction limitations in the prior year and additional equity compensation deductions in Fiscal 2021 resulting from the Company's increased stock price.
Reconciliations of Non-GAAP financial measures. The following table provides a reconciliations of our consolidated statement of operations for the fifty-two weeks ended January 30, 2021, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis. For more information regarding our non-GAAP financial measures, see “Executive Summary – About Non-GAAP Measures” above.

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)

	52 Weeks Ended January 30, 2021
		Excluded Amounts
	GAAP Basis (As Reported)	Acquisition Costs(1)	COVID-19(2)	Non-GAAP Basis (As Adjusted)	% of Sales
Cost of goods sold	$915,169	$—	$3,043	$912,126	64.2%
Gross margin	$504,488	$—	$3,043	$507,531	35.8%
SG&A expenses	$356,856	$4,608	$15,743	$336,505	23.7%
Goodwill impairment	$19,661	$—	$19,661	$—	—%
Operating income	$98,388	$4,608	$38,447	$141,443	10.0%
Provision for income taxes	$23,686	$1,394	$11,645	$36,725	2.6%
Net income	$74,266	$3,214	$26,802	$104,282	7.3%

Basic earnings per share	$4.49	$0.19	$1.62	$6.30
Diluted earnings per share	$4.36	$0.19	$1.57	$6.12

1) Excluded acquisition amounts during the 52-week period ended January 30, 2021, related to the acquisition of City Gear, LLC, consist primarily of change in the valuation of contingent earnout and accounting and professional fees.
2) Excluded amounts during the 52-week period ended January 30, 2021, related to the COVID-19 pandemic, consist primarily of net non-cash lower of cost and net realizable value charges in cost of goods sold and impairment costs (goodwill, tradename and other assets) in SG&A.

Index
Fiscal 2020 Compared to Fiscal 2019
Net sales. Net sales increased $175.6 million, or 17.4%, to $1.18 billion for Fiscal 2020 from $1.01 billion for Fiscal 2019. Furthermore:
•We opened 24 new stores which included Hibbett stores rebranded to City Gear while closing 106 underperforming stores, primarily as part of our strategic realignment plan. We also expanded five high performing stores.
•Comparable store net sales for Fiscal 2020 increased 5.3% compared to Fiscal 2019 primarily due to strength in footwear and sneaker-connected apparel and accessories. These strengths were partially offset by softer sales in licensed products and team sports. For Fiscal 2020, 891 stores were included in the comparable store sales comparison.
•Stores not in the comparable store net sales calculation accounted for $129.2 million in net sales and includes the City Gear stores.
•E-commerce sales increased 41.3% compared to Fiscal 2019. The City Gear website was integrated into Hibbett's digital platform during the third quarter of Fiscal 2020.
•We saw an increase in average ticket and a decrease in items per transaction.
•We decreased our overall store count by a net of 82 stores in Fiscal 2020 primarily as a result of our accelerated store closure plan announced in Fiscal 2019.
Gross margin. Cost of goods sold included the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility and ship-to-home freight. Gross margin was $383.5 million, or 32.4% of net sales, in Fiscal 2020, compared with $328.7 million, or 32.6% of net sales, in Fiscal 2019. Excluding the $1.0 million amortization of inventory step-up for City Gear, product margin decreased as a percentage of net sales primarily due to margin pressures from the complete liquidation of stores that were part of the strategic realignment plan. Product margin was also impacted by freight costs associated by higher e-commerce sales and markdown activity which resulted in a cleaner inventory position at the end of the fiscal year.
Logistics expenses were relatively flat as a percentage of net sales year over year. Store occupancy expense as a percentage of net sales improved primarily due to a lower overall store count. Adjusting for $1.1 million in net benefits related to our store closure plan, non-GAAP store occupancy improved as a percentage of net sales.
SG&A expenses. SG&A expenses were $318.0 million, or 26.9% of net sales, for Fiscal 2020, compared with $264.1 million, or 26.2% of net sales, for Fiscal 2019.
Excluding non-GAAP adjustments, SG&A expenses were $298.5 million, or 25.2% of net sales. This improvement on a non-GAAP basis as a percentage of net sales was predominately driven by leverage from higher sales in Fiscal 2020. Salary costs included a reduction in stock-based compensation of approximately $1.9 million related to the forfeiture of certain stock awards from employee departures. SG&A expenses also included a one-time charge related to the transition at the CEO position.
Depreciation and amortization. Depreciation and amortization as a percentage of net sales was 2.5% in Fiscal 2020 and 2.7% in Fiscal 2019. The decrease was mainly due to leverage from higher sales.
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

Index

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)

	52 Weeks Ended February 1, 2020
		Excluded Amounts
	GAAP Basis (As Reported)	Acquisition Costs(1)	Strategic Realignment Costs(2)	Non-GAAP Basis (As Adjusted)	% of Sales
Cost of goods sold	$800,783	$956	$(1,120)	$800,947	67.6%
Gross margin	$383,451	$956	$(1,120)	$383,287	32.4%
SG&A expenses	$318,011	$17,432	$2,031	$298,548	25.2%
Operating income	$36,117	$18,388	$911	$55,416	4.7%
Provision for income taxes	$8,984	$4,547	$225	$13,756	1.2%
Net income	$27,344	$13,841	$686	$41,871	3.5%

Basic earnings per share	$1.54	$0.78	$0.04	$2.36
Diluted earnings per share	$1.52	$0.77	$0.04	$2.33

1) Excluded acquisition amounts during the 52-week period ended February 1, 2020, related to the acquisition of City Gear, LLC, consist primarily of the amortization of inventory step-up in cost of goods sold and change in the valuation of contingent earnout, legal, accounting and professional fees in SG&A.

2) Excluded strategic realignment amounts during the 52-week period ended February 1, 2020, related to our accelerated store closure plan, consist primarily of gain on operating leases net of accelerated amortization on right-of-use assets in cost of goods sold and professional fees, impairment costs and loss on fixed assets in SG&A.
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
•In April 2020, we replaced these two lines of credit with a single $75.0 million secured line of credit with a one-year term and continued to have $50.0 million in outstanding borrowings. In June 2020, the term of the Amended Credit Facility was extended to July 2021. The outstanding $50.0 million balance was subsequently paid off during the second quarter of Fiscal 2021.
•We worked with merchandise and non-merchandise vendors to extend payment terms temporarily through the middle of the second quarter of Fiscal 2021.
•We negotiated rent deferrals with landlords at select locations.

As the result of strong second, third and fourth quarter sales, we ended Fiscal 2021 with $209.3 million of available cash and cash equivalents on the consolidated balance sheet. As of January 30, 2021, we had no debt outstanding and full availability under the Amended Credit Facility.

Inventories at the end of Fiscal 2021 were $202.0 million, a 29.9% decrease compared to the end of Fiscal 2020. The continuing strength of sales in both the brick and mortar and e-commerce channels was the main driver of the lower inventory levels.

Analysis of Cash Flows

Our capital requirements relate primarily to new store openings, stock repurchases, facilities and systems to support company growth and working capital requirements. Our working capital requirements are somewhat seasonal in nature and typically reach

Index
their peak near the end of the third and the beginning of the fourth quarters of our fiscal year. Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under credit facilities. We use excess cash to invest in interest-bearing securities and money market accounts, as well as to offset bank fees.

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	January 30, 2021 (52 weeks)	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)
Net cash provided by operating activities	$197,716	$92,289	$73,417
Net cash used in investing activities	(32,970)	(17,006)	(103,871)
Net cash (used in) provided by financing activities	(21,534)	(70,961)	18,666
Net increase (decrease) in cash and cash equivalents	$143,212	$4,322	$(11,788)
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
Net cash provided by operating activities was $197.7 million for the 52 weeks ended January 30, 2021 compared with net cash provided by operating activities of $92.3 million and $73.4 million for the 52 weeks ended February 1, 2020 and February 2, 2019, respectively. Net cash provided by operating activities for January 30, 2021, February 1, 2020 and February 2, 2019 was impacted by the following:
•Net income provided cash of $74.3 million, $27.3 million and $28.4 million during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
•Non-cash depreciation and amortization expense of $29.6 million, $29.3 million and $27.1 million during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively, and stock-based compensation expense of $3.8 million, $2.7 million and $4.3 million during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. Depreciation expense has increased in each fiscal year due to investments in facilities and information technology systems and due to accelerated depreciation taken in Fiscal 2020 and Fiscal 2019 resulting from an increase in store closures. Fluctuations in stock-based compensation generally result from the achievement of performance-based equity awards at greater or lesser than their granted level, fluctuations in the price of our common stock and levels of forfeitures in any given period.
•Other non-cash adjustments to net income for Fiscal 2021 included $37.1 million of asset impairment charges with the largest impact resulting from a significant temporary decrease in the market valuation of the Company at the onset of the COVID-19 pandemic, partially offset by a $1.3 million change in the valuation of the contingent earnout related to City Gear.
•Ending inventory per store decreased 28.9% and increased 10.4% at January 30, 2021 and February 1, 2020, respectively compared to the prior year. Fiscal 2021 inventory decreased due to the significant lift in sales volume, supply chain constraints and proactive inventory management. Fiscal 2020 inventory increased on a per store basis mainly due to the acquisition of City Gear. The change in net inventory provided cash of $86.0 million during Fiscal 2021, used cash of $8.7 million during Fiscal 2020 and provided cash of $16.8 million during Fiscal 2019.
•The change in accounts payable used cash of $26.3 million in Fiscal 2021, provided cash of $24.3 million in Fiscal 2020 and used cash of $9.9 million in Fiscal 2019. Changes are due mainly to the timing of payments in relation to inventory receipts.
Investing Activities.
Cash used in investing activities in Fiscal 2021, Fiscal 2020 and Fiscal 2019 totaled $33.0 million, $17.0 million and $103.9 million, respectively. The large use of cash in Fiscal 2019 was due to the investment in City Gear in the amount of $86.8 million. Gross capital expenditures used $34.8 million, $17.3 million and $17.7 million during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. Capital expenditures in all periods primarily consisted of new stores, relocations, remodels and expansions of existing stores and IT projects.

Index
We opened 28 new stores and expanded and/or relocated 15 addition existing stores during Fiscal 2021. We opened 24 new stores and expanded and/or relocated 9 additional existing stores during Fiscal 2020. In the fourth quarter of Fiscal 2019, we acquired 136 stores through the acquisition of City Gear, LLC In addition, we opened 32 new stores and expanded and/or relocated 10 existing stores in Fiscal 2019.

Our anticipated capital expenditures for the fiscal year ending January 29, 2022, will be approximately $45.0 million to $50.0 million, with the expenditures related to:
•Store development, including the opening of new stores and the remodeling, relocation or expansion of selected existing stores;
•Information system infrastructure, growth and efficiency projects, upgrades and security; and
•Other departmental needs for ongoing maintenance and support.
Financing Activities.
Net cash used in financing activities was $21.5 million in Fiscal 2021. Net cash used in financing activities was $71.0 million in Fiscal 2020 and net cash provided by financing activities was $18.7 million in Fiscal 2019. Historically, the fluctuation in net financing activities between years is primarily the result of borrowing activity and repurchases of our common stock. In Fiscal 2021, net borrowings on our credit facilities were zero. In Fiscal 2020, we paid off $35.0 million in borrowings that carried over from Fiscal 2019. We expended $17.6 million, $35.5 million and $16.5 million on repurchases of our common stock during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively, which included cash used to settle net share equity awards of $0.9 million, $0.6 million and $0.4 million during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
Additionally, in the second quarter of Fiscal 2021, we paid $10.0 million to the former members and warrant holders of City Gear for achievement of financial goals in the first-year post acquisition. Of this amount, $4.8 million was reflected as financing activities and represents the fair value of the short-term portion of the contingent earnout booked through the purchase price allocation.
Financing activities also consisted of proceeds from stock option exercises and employee stock plan purchases. As stock options are exercised and shares are purchased through our employee stock purchase plan, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.
At January 30, 2021, we had one secured credit facility with Regions Bank (the Amended Credit Facility) that allows for borrowings up to $75 million and has an expiration date of July 18, 2021. Under the provisions of the Amended Credit Facility, we do not pay commitment fees; however, it is secured by all assets of the Company with the exception of real property. As of January 30, 2021, a total of $75.0 million was available to us from the Amended Credit Facility.
Purchase obligations, which include all legally binding contracts such as software license commitments and service contracts were $14.8 million and $18.0 million at January 30, 2021 and February 1, 2020, respectively. These purchase obligations are primarily due within five years and recorded as liabilities when goods are received or services rendered.
We issue inventory purchase orders in the ordinary course of business, which represent authorizations to purchase that are cancellable by their terms. We do not consider purchase orders to be firm inventory commitments.
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

Index
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

The net deferred revenue liability for gift cards, customer orders and layaways at January 30, 2021 and February 1, 2020 was $8.8 million and $7.7 million, respectively, recognized in accounts payable on our consolidated balance sheets. In Fiscal 2021, Fiscal 2020 and Fiscal 2019, gift card breakage income was recognized in net sales in proportion to the redemption pattern of rights exercised by the customer and was immaterial for all years.

During the fiscal year ended January 30, 2021 and February 1, 2020, $1.2 million and $1.7 million of gift card deferred revenue from prior periods was realized, respectively.
Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our consolidated balance sheets and was $3.4 million and $2.7 million at January 30, 2021 and February 1, 2020, respectively.
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

Lower of Cost and Net Realizable Value: We regularly review inventories to determine if the carrying value exceeds net realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary. We account for obsolescence as part of our lower of cost and net realizable value accrual based on historical trends and specific identification. As of January 30, 2021 and February 1, 2020, the accrual was $6.2 million and $3.2 million, respectively. A determination of net realizable value requires significant judgment.

Shrink Reserves: We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts. These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger. Physical inventory counts are performed on a cyclical basis. As of January 30, 2021 and February 1, 2020, the accrual was $1.9 million and $1.6 million, respectively.
Inventory Purchase Concentration: Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented 65.0%, 67.7% and 65.4% of our purchases for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. Our second largest vendor, adidas, represented 6.6%, 7.2% and 10.0% of our purchases for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
Goodwill and Indefinite-Lived Intangible Assets. Goodwill and the City Gear tradename are indefinite-lived intangible assets which are not amortized, but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that is more likely than not that an asset is impaired. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment and a

Index
significant sustained decline in the market price of our stock. If an asset is impaired, an impairment test is performed and the amount by which the carrying value exceeds the fair value is recorded as an impairment charge to current income.
Due to the macroeconomic impact of the COVID-19 pandemic, we determined that indicators of impairment were present during the first quarter of Fiscal 2021. As a result, we performed interim impairment testing on goodwill and the City Gear tradename as of April 15, 2020, using updated assumptions around prospective financial information, growth rates, discount rates applied to future cash flows, and comparable multiples from publicly traded companies in our industry.
In valuing goodwill, we use a combination of the Discounted Cash Flow methodology and the Guideline Public Company methodology, which require assumptions be made related to future cash flows, discount rate and comparable public companies. In the first quarter of Fiscal 2021, we determined that goodwill of our City Gear reporting unit was fully impaired and recognized a non-cash impairment charge of $19.7 million. No impairment related to goodwill was recognized during Fiscal 2020.
A reconciliation of goodwill from February 1, 2020 to January 30, 2021 consists of the following:

(in thousands)
Goodwill balance at February 1, 2020	$19,661
Impairment losses	(19,661)
Goodwill balance at January 30, 2021	$—
In valuing the tradename intangible, we use the Relief from Royalty method which requires assumptions related to future revenues, royalty rate and discount rate. In the first quarter of Fiscal 2021, we determined that the City Gear tradename was partially impaired and recognized a non-cash impairment charge of $8.9 million in store operating, selling and administrative expenses on our condensed consolidated statement of operations. No impairment related to the tradename was recognized during Fiscal 2020.
A reconciliation of tradename from February 1, 2020 to January 30, 2021 consists of the following:

(in thousands)
Tradename intangible asset balance at February 1, 2020	$32,400
Impairment losses	(8,900)
Tradename intangible asset balance at January 30, 2021	$23,500

Long-Lived Assets. Long-lived assets, including lease assets, are evaluated for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. When evaluating long-lived assets for impairment, we first compare the carrying value of the asset or asset group to its estimated undiscounted future cash flows. Our estimate of undiscounted future cash flows is based on historical operations and predictions of future profitability. Significant assumptions are required to estimate cash inflows and outflows directly resulting from the use of assets in operations, including margin on net sales, occupancy costs, payroll and related costs, and other costs to operate a store. If the estimated future cash flows are less than the carrying value of the related asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the related asset or asset group to its estimated fair value, which may be based on an estimated future cash flow model, quoted market value, or other valuation technique, as appropriate. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For depreciable long-lived assets, the new cost basis will be depreciated (amortized) over the remaining estimated useful life of that asset. Impairment loss calculations require significant judgment to estimate future cash flows and asset fair values.
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

Index
Additionally, Regions Bank is committed to provide loans under our Amended Credit Facility. There is a risk that Regions Bank cannot deliver against these obligations. See “Risk Factors.”
Interest Rate Risk
Our net exposure to interest rate risk results primarily from interest rate fluctuations on our credit facility, which bears interest at a rate that varies with LIBOR, prime or federal funds rates. At the end of Fiscal 2021 and Fiscal 2020, we had no borrowings outstanding under our credit facility. A 125-basis point increase or decrease in the interest rate on borrowings under our credit facility would not result in a material impact to our results of operations at current borrowing levels.
There were 97 days during the 52 weeks ended January 30, 2021, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $43.3 million and $50.0 million, respectively, and an average interest rate of 3.5%.
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

Index
Item 8.    Consolidated Financial Statements and Supplementary Data.
The following consolidated financial statements of our Company are included in response to this item:
•Reports of Independent Registered Public Accounting Firms
•Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020
•Consolidated Statements of Operations for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019
•Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019
•Consolidated Statements of Stockholders’ Investment for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019
•Notes to Consolidated Financial Statements
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hibbett Sports, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hibbett Sports, Inc. and subsidiaries (the Company) as of January 30, 2021, the related consolidated statements of operations, stockholders’ investment and cash flows for the fiscal year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 7, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Valuation
Description of the Matter
At January 30, 2021, the Company’s inventories, net balance was $202.0 million. As discussed in Note 1 of the consolidated financial statements, the Company values inventories using the lower of weighted average cost or net realizable value method. Adjustments to reduce inventories to their net realizable value are determined by management based on historical trends, specific identification, and anticipated demand.

Auditing management’s assessment of net realizable value for inventories was challenging due to the estimation uncertainty in determining the forecasted sales of the Company’s inventory, which are impacted by a number of factors that are affected by market and economic conditions outside the Company’s control, such as customer forecasts and industry supply and demand.

Index

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s inventory valuation process, including controls related to the determination of the net realizable value of inventories.

To test the net realizable value of inventories, our audit procedures included, among others, evaluating the reasonableness of management’s key assumptions and judgments by testing the accuracy and completeness of the underlying data used to determine the amounts of inventory carrying value adjustments. We also assessed the historical accuracy of management's estimates and performed sensitivity analyses over the significant assumptions to evaluate the changes in the excess and obsolete inventory estimates that would result from changes in the underlying assumptions.

Valuation of Tradename Intangible Asset
Description of the Matter
At January 30, 2021, the Company’s tradename intangible asset had a carrying value of approximately $23.5 million. As described in Note 1 of the consolidated financial statements, the Company tests indefinite-lived trade names for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that it is more likely than not that an asset is impaired. If an asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment charge to current income.

Auditing the Company’s impairment test for its indefinite-lived tradename was especially complex due to the estimation uncertainty of the significant assumptions used in the determination of the estimated fair value for the tradename. The Company estimates the fair value of the tradename using the relief from royalty method which requires assumptions related to future revenues, royalty rate and discount rate, all of which are forward-looking and could be affected by economic, industry and Company-specific qualitative factors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual impairment test process. This included testing controls over management’s review of the relief from royalty method, including the significant assumptions described above.

To test the fair value of the Company’s indefinite-lived tradename, our audit procedures included, among others, evaluating the Company’s use of the relief from royalty model, the completeness and accuracy of the underlying data and the significant assumptions described above. We compared the significant assumptions to current industry, market and economic trends, the Company’s historical results and other relevant factors. We involved our valuation specialists to assist in evaluating the Company’s discount rate and royalty rate. In addition, we evaluated the accuracy of the Company’s historical projections of net sales compared to actual net sales. We also performed a sensitivity analysis to evaluate the potential change in the fair values of the trade names resulting from changes in the significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.
Birmingham, Alabama
April 7, 2021

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of Hibbett Sports, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hibbett Sports, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hibbett Sports, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Hibbett Sports, Inc. as of January 30, 2021, the related consolidated statements of operations, stockholders’ investment and cash flows for the year then ended, and the related notes and our report dated April 7, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Ernst & Young LLP

Birmingham, Alabama
April 7, 2021

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Hibbett Sports, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Hibbett Sports, Inc. and subsidiaries (the Company) as of February 1, 2020, the related consolidated statements of operations, stockholders’ investment, and cash flows for each of the years in the two‑year period ended February 1, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020, and the results of its operations and its cash flows for each of the years in the two‑year period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles..

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 3, 2019, due to the adoption of Accounting Standards Update 2016-02, Topic 842, Leases.

Basis for Opinion

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We served as the Company’s auditor from 2002 to 2020.
Birmingham, Alabama
April 16, 2020

Index
Hibbett Sports, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share information)

ASSETS	January 30, 2021	February 1, 2020
Current Assets:
Cash and cash equivalents	$209,290	$66,078
Receivables, net	11,905	8,477
Inventories, net	202,038	288,011
Other current assets	16,567	9,946
Total current assets	439,800	372,512

Property and equipment, net	107,159	100,956
Operating right-of-use assets	216,224	229,155
Finance right-of-use assets, net	3,285	2,250

Goodwill	—	19,661
Tradename intangible asset	23,500	32,400
Deferred income taxes, net	14,625	8,996
Other assets, net	3,573	3,829
Total Assets	$808,166	$769,759

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$107,215	$131,662
Operating lease obligations	58,613	60,649
Finance lease obligations	956	886
Accrued payroll expenses	29,948	20,530
Other accrued expenses	28,588	19,934
Total current liabilities	225,320	233,661

Operating lease obligations	186,133	190,699
Finance lease obligations	2,599	1,704
Unrecognized tax benefits	725	955
Other liabilities	2,353	13,757
Total liabilities	417,130	440,776

Stockholders’ Investment:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 39,379,865 and 39,140,575 shares issued at January 30, 2021 and February 1, 2020, respectively	394	391
Paid-in capital	194,534	188,879
Retained earnings	858,951	784,942
Treasury stock, at cost, 22,901,101 and 22,280,316 shares repurchased at January 30, 2021 and February 1, 2020, respectively	(662,843)	(645,229)
Total stockholders’ investment	391,036	328,983
Total Liabilities and Stockholders’ Investment	$808,166	$769,759

See accompanying notes to consolidated financial statements.

Index
Hibbett Sports, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share information)

	Fiscal Year Ended
	January 30, 2021 (52 weeks)	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)
Net sales	$1,419,657	$1,184,234	$1,008,682
Cost of goods sold	915,169	800,783	679,947
Gross margin	504,488	383,451	328,735

Store operating, selling and administrative expenses	356,856	318,011	264,142
Goodwill impairment	19,661	—	—
Depreciation and amortization	29,583	29,323	27,052
Operating income	98,388	36,117	37,541

Interest income	127	1,225	731
Interest expense	(563)	(1,014)	(714)
Interest income (expense), net	(436)	211	17
Income before provision for income taxes	97,952	36,328	37,558

Provision for income taxes	23,686	8,984	9,137
Net income	$74,266	$27,344	$28,421

Basic earnings per share	$4.49	$1.54	$1.52
Diluted earnings per share	$4.36	$1.52	$1.51

Weighted average shares outstanding:
Basic	16,547	17,746	18,644
Diluted	17,037	17,957	18,826

See accompanying notes to consolidated financial statements.

Index
Hibbett Sports, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 30, 2021 (52 weeks)	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)
Cash Flows From Operating Activities:
Net income	$74,266	$27,344	$28,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,583	29,323	27,052
Contingent earnout, net	(1,296)	15,057	—
Impairment charges	37,109	1,011	—
Amortization of inventory step-up	—	956	1,911
Deferred income taxes and unrecognized income tax benefit, net	(5,774)	(5,143)	244
(Gain) loss on disposal of assets, net	(3,076)	518	940
Stock-based compensation	3,799	2,653	4,316
Other non-cash adjustments	(135)	(2,578)	(104)
Changes in operating assets and liabilities:
Receivables, net	(3,768)	1,938	1,422
Inventories, net	85,973	(8,680)	16,804
Prepaid expenses and other	(2,763)	(662)	(501)
Other assets	1,493	(570)	(162)
Accounts payable	(26,261)	24,347	(9,927)
Deferred rent	—	—	(839)
Accrued expenses and other	8,566	6,775	3,840
Net cash provided by operating activities	197,716	92,289	73,417

Cash Flows From Investing Activities:
Capital expenditures	(34,760)	(17,326)	(17,696)
Acquisition of City Gear	—	—	(86,837)
Proceeds from sale of property and equipment	841	530	330
Other	949	(210)	332
Net cash used in investing activities	(32,970)	(17,006)	(103,871)

Cash Flows From Financing Activities:
Proceeds under credit facilities	117,535	81,780	144,931
Repayments under credit facilities	(117,535)	(116,780)	(109,931)
Stock repurchases	(16,717)	(34,904)	(16,124)
Payment of contingent earnout	(4,761)	—	—
Payments of finance/capital lease obligations	(1,017)	(977)	(695)
Settlement of net share equity awards	(897)	(555)	(416)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	1,858	475	901
Net cash (used in) provided by financing activities	(21,534)	(70,961)	18,666

Net increase (decrease) in cash and cash equivalents	143,212	4,322	(11,788)
Cash and cash equivalents, beginning of year	66,078	61,756	73,544
Cash and cash equivalents, end of year	$209,290	$66,078	$61,756

Index
Hibbett Sports, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Year Ended
	January 30, 2021 (52 weeks)	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$560	$993	$723
Income taxes, net of refunds	$33,654	$15,438	$8,261
Operating cash flows from operating leases	$77,439	$74,992	$—
Operating cash flows from finance leases	$179	$223	$—
Financing cash flows from finance leases	$1,017	$977	$—

Supplemental Schedule of Non-Cash Activities:
Non-cash accruals for capital expenditures	$1,814	$—	$—
Operating leases obtained in exchange for lease liabilities, net	$57,357	$46,890	$—
Finance leases obtained in exchange for lease liabilities, net	$1,985	$574	$—

See accompanying notes to consolidated financial statements.

Index
Hibbett Sports, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Investment
(in thousands)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders’ Investment
Balance-February 3, 2018	38,863	$389	$180,536	$731,901	19,910	$(593,230)	$319,596
Net income	—	—	—	28,421	—	—	28,421
Issuance of shares through the Company’s equity plans	120	1	900	—	—	—	901
Adjustment for adoption of accounting standard(1)	—	—	—	(645)	—	—	(645)
Purchase of shares under the stock repurchase program	—	—	—	—	757	(16,124)	(16,124)
Settlement of net share equity awards	—	—	—	—	19	(416)	(416)
Stock-based compensation	—	—	4,316	—	—	—	4,316
Balance-February 2, 2019	38,983	390	185,752	759,677	20,686	(609,770)	336,049
Net income	—	—	—	27,344	—	—	27,344
Issuance of shares through the Company’s equity plans	158	1	474	—	—	—	475
Adjustment for adoption of accounting standard(2)	—	—	—	(2,079)	—	—	(2,079)
Purchase of shares under the stock repurchase program	—	—	—	—	1,565	(34,904)	(34,904)
Settlement of net share equity awards	—	—	—	—	29	(555)	(555)
Stock-based compensation	—	—	2,653	—	—	—	2,653
Balance-February 1, 2020	39,141	391	188,879	784,942	22,280	(645,229)	328,983
Net income	—	—	—	74,266	—	—	74,266
Issuance of shares through the Company’s equity plans	239	3	1,855	—	—	—	1,858
Adjustment for adoption of accounting standard(3)	—	—	—	(256)	—	—	(256)
Purchase of shares under the stock repurchase program	—	—	—	—	578	(16,717)	(16,717)
Settlement of net share equity awards	—	—	—	—	43	(897)	(897)
Stock-based compensation	—	—	3,799	—	—	—	3,799
Balance-January 30, 2021	39,380	$394	$194,534	$858,951	22,901	$(662,843)	$391,036

(1) Adoption of Accounting Standards Update (ASU), Topic 606, Revenue from Contracts with Customers. See Note 2, Recent Accounting Pronouncements, in our Annual Report on Form 10-K filed on April 16, 2020.
(2) Adoption of ASU 2016-02, Topic 842, Leases. See Note 2, Recent Accounting Pronouncements, in our Annual Report on Form 10-K filed on April 16, 2020.
(3) Adoption of ASU 2016-13, Topic 326, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. See Note 2, Recent Accounting Pronouncements, in this Annual Report on Form 10-K.

See accompanying notes to consolidated financial statements.

Index
Hibbett Sports, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES
Business
Hibbett Sports, Inc. is a leading athletic-inspired fashion retailer primarily located in small and mid-sized communities across the country. References to “we,” “our,” “us”, “Hibbett” and the “Company” refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors. Our fiscal year ends on the Saturday closest to January 31 of each year. The consolidated statements of operations for Fiscal 2021, Fiscal 2020 and Fiscal 2019 all include 52 weeks of operations. Our merchandise assortment features a core selection of brand name merchandise emphasizing athletic footwear, athletic and fashion apparel, related accessories and team sports equipment. We complement this core assortment with a selection of localized footwear, apparel and accessories designed to appeal to a wide range of customers within each market.
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
Reportable Segments
Hibbett Sports, Inc., through its subsidiaries, has approximately 1,100 stores operating under the Hibbett Sporting Goods and City Gear brands and an omni-channel platform. We identify our operating segments according to how our business activities are managed and evaluated by our chief executive officer, who is our chief operating decision maker. Our shopping channels primarily include store locations, website and mobile apps. Store sales are primarily filled from the store’s inventory but may also be shipped from a different store location or our logistics network if an item is not available at the original store. Direct-to-consumer orders are generally shipped to our customers from a store, our logistics network or some combination thereof, depending on the availability of the desired item.
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

Index
Marketing
We expense marketing costs when incurred. We participate in various marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred.
The following table presents the components of our marketing expense (in thousands):

	Fiscal Year Ended
	January 30, 2021 (52 weeks)	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)
Gross marketing costs	$23,576	$18,408	$17,608
Marketing reimbursements	(1,524)	(2,938)	(2,850)
Net marketing costs	$22,052	$15,470	$14,758

Cost of Goods Sold
We include merchandise costs, store occupancy costs, logistics-related occupancy and operating costs and ship-to-home freight in cost of goods sold.
Stock Repurchase Program
In November 2018, our Board of Directors (Board) authorized the continuation of our existing Stock Repurchase Program (Program) established in November 2015 until January 29, 2022. The Program authorizes repurchases of up to $300.0 million of our common stock in open market or negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management. In addition to the Program, we also acquire shares of our common stock from holders of restricted stock unit awards to satisfy withholding tax requirements due at vesting.
Under the Program, we repurchased 0.6 million shares of our common stock during Fiscal 2021 at a cost of $17.6 million, including 42,449 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.9 million. We repurchased 1.6 million shares of our common stock during Fiscal 2020 at a cost of $35.5 million, including 29,432 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.6 million. We repurchased 0.8 million shares of our common stock during Fiscal 2019 at a cost of $16.5 million, including 18,765 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.4 million.
Historically, under all stock repurchase authorizations, we have repurchased a total of 22.9 million shares of our common stock at an approximate cost of $662.8 million as of January 30, 2021 and had approximately $136.3 million remaining under the Program for stock repurchases. Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.
Subsequent to January 30, 2021, we repurchased 0.4 million shares of our common stock as of April 1, 2021 at a cost of $27.9 million, including 25,312 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $1.7 million.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents. Amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days. Cash equivalents related to credit and debit card transactions at January 30, 2021 and February 1, 2020 were $6.9 million and $5.2 million, respectively.
Inventories
Inventories are valued using the lower of weighted average cost or net realizable value method. Items are removed from inventory using the weighted average cost method.

Index
Lower of Cost and Net Realizable Value: We regularly review inventories to determine if the carrying value exceeds net realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary. We account for obsolescence as part of our lower of cost and net realizable value accrual based on historical trends and specific identification. As of January 30, 2021 and February 1, 2020, the accrual was $6.2 million and $3.2 million, respectively. A determination of net realizable value requires significant judgment.
Shrink Reserves: We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts. These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger. Physical inventory counts are performed on a cyclical basis. As of January 30, 2021 and February 1, 2020, the accrual was $1.9 million and $1.6 million, respectively.
Inventory Purchase Concentration: Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented 65.0%, 67.7% and 65.4% of our purchases for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. Our second largest vendor, adidas, represented 6.6%, 7.2% and 10.0% of our purchases for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
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
Property and equipment consists of the following (in thousands):

	January 30, 2021	February 1, 2020
Land	$7,277	$7,277
Buildings	21,505	21,635
Equipment	104,431	95,100
Furniture and fixtures	42,448	37,048
Leasehold improvements	109,220	102,528
Construction in progress	1,470	1,660
Total property and equipment	286,351	265,248
Less: accumulated depreciation and amortization	179,192	164,292
Total property and equipment, net	$107,159	$100,956

Depreciation on property and equipment utilizes the straight-line method generally over the following estimated service lives:

Buildings	39 years
Leasehold improvements	3 – 10 years
Furniture and fixtures	7 years
Equipment	3 – 7 years

In the case of leasehold improvements, we calculate depreciation using the shorter of the term of the underlying leases or the estimated economic lives of the improvements. The term of the lease includes option periods when exercise of the option is reasonably certain. We continually reassess the remaining useful life of leasehold improvements in light of store closing plans.
Construction in progress has historically been comprised primarily of property and equipment related to unopened stores and amounts associated with technology upgrades.
Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets sold, retired or otherwise disposed of are removed from property and equipment and the related gain or loss is credited or charged to net income, net of proceeds received.
Goodwill and Indefinite-Lived Intangible Assets

Index
Goodwill and the City Gear tradename are indefinite-lived intangible assets which are not amortized, but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that is more likely than not that an asset is impaired. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment and a significant sustained decline in the market price of our stock. If an asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment charge to current income.
Due to the macroeconomic impact of the COVID-19 pandemic, we determined that indicators of potential impairment were present during the first quarter of Fiscal 2021. As a result, we performed interim impairment testing on goodwill and the City Gear tradename as of April 15, 2020, using updated assumptions around prospective financial information, growth rates, discount rates applied to future cash flows, and comparable multiples from publicly traded companies in our industry.
In valuing goodwill, we use a combination of the Discounted Cash Flow methodology and the Guideline Public Company methodology, which require assumptions related to future cash flows, discount rate and comparable public company entities. In the first quarter of Fiscal 2021, we determined that goodwill of our City Gear reporting unit was fully impaired and recognized a non-cash impairment charge of $19.7 million. No impairment related to goodwill was recognized during Fiscal 2020 or Fiscal 2019.
A reconciliation of goodwill is as follows (in thousands):

Goodwill balance at February 1, 2020	$19,661
Impairment losses	(19,661)
Goodwill balance at January 30, 2021	$—
In valuing the tradename intangible, we use the Relief from Royalty method which requires assumptions related to future revenues, royalty rate and discount rate. In the first quarter of Fiscal 2021, we determined that the City Gear tradename was partially impaired and recognized a non-cash impairment charge of $8.9 million in store operating, selling and administrative expenses. No impairment related to the tradename was recognized during Fiscal 2020 or Fiscal 2019.
A reconciliation of the tradename intangible is as follows (in thousands):

Tradename intangible asset balance at February 1, 2020	$32,400
Impairment losses	(8,900)
Tradename intangible asset balance at January 30, 2021	$23,500
Long-Lived Assets
Long-lived assets, including lease assets, are evaluated for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. When evaluating long-lived assets for impairment, we first compare the carrying value of the asset or asset group to its estimated undiscounted future cash flows. Our estimate of undiscounted future cash flows is based on historical operations and predictions of future profitability. Significant assumptions are required to estimate cash inflows and outflows directly resulting from the use of assets in operations, including margin on net sales, occupancy costs, payroll and related costs, and other costs to operate a store. If the estimated future cash flows are less than the carrying value of the related asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the related asset or asset group to its estimated fair value, which may be based on an estimated future cash flow model, quoted market value, or other valuation technique, as appropriate. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For depreciable long-lived assets, the new cost basis will be depreciated (amortized) over the remaining estimated useful life of that asset. Impairment loss calculations require significant judgment to estimate future cash flows and asset fair values.
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, when control of the merchandise is transferred to our customer which is at delivery. Sales are recorded net of expected

Index
returns at the time the customer takes possession of the merchandise. Net sales exclude sales taxes because we are a pass-through conduit for collecting and remitting these taxes.
The net deferred revenue liability for gift cards, customer orders and layaways at January 30, 2021 and February 1, 2020 was $8.8 million and $7.7 million, respectively, recognized in accounts payable on our consolidated balance sheets. We recognize revenue when a gift card is redeemed by the customer and recognize gift card breakage income in net sales in proportion to the redemption pattern of rights exercised by the customer. In Fiscal 2021, Fiscal 2020 and Fiscal 2019, gift card breakage income was immaterial for all years.
During the fiscal year ended January 30, 2021, February 1, 2020, and February 2, 2019, $1.2 million, $1.7 million and $2.1 million of gift card deferred revenue from prior periods was realized, respectively.
Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our consolidated balance sheets and was $3.4 million and $2.7 million at January 30, 2021 and February 1, 2020, respectively.
Return Sales: The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price. The liability is included in accounts payable on our consolidated balance sheets. The return asset and corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer is immaterial.
Revenues disaggregated by major product categories are as follows (in thousands):

	Fiscal 2021 (52 weeks)	Fiscal 2020 (52 weeks)	Fiscal 2019 (52 weeks)
Footwear	$911,789	$735,613	$579,766
Apparel	384,431	307,600	276,731
Equipment	123,437	141,021	152,185
	$1,419,657	$1,184,234	$1,008,682

Store Opening and Closing Costs
New store opening costs, including pre-opening costs, are charged to expense as incurred. Store opening costs primarily include payroll expenses, training costs and straight-line rent expenses. All pre-opening costs are included in store operating, selling and administrative expenses as a part of operating expenses.
We generally consider individual store closings to be a normal part of operations and regularly review store performance against expectations. Costs associated with store closings are recognized at the time of closing or when a liability has been incurred. These costs were not material in Fiscal 2021, Fiscal 2020 or Fiscal 2019.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Standards that were adopted

We adopted Accounting Standards Update ASU 2016-13, Topic 326, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as of February 2, 2020. ASU-2016-03 revised the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. Historical experience, current economic conditions and reasonable supportable forecasts are considered in establishing an allowance for credit losses which is shown on the consolidated balance sheet in receivables, net. The adoption of ASU-2016-03 did not have a material impact on our consolidated financial statements.

We adopted ASU 2016-02, Topic 842, Leases, as of February 3, 2019 using the modified retrospective transition method with the cumulative effect adjustment to the opening balance of retained earnings as of the effective date (effective date method). Under the effective date method, financial results reported in periods prior to Fiscal 2020 are unchanged.

Index
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

Standards that are not yet adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. This update provides, among other things, simplifications for accounting for income taxes by removing certain exceptions. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. We will adopt ASU 2019-12 upon the effective date and do not expect its adoption to have a material impact to our financial position, results of operations or cash flows.

We continuously monitor and review all current accounting pronouncements and standards from the FASB for applicability to our operations. As of January 30, 2021, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.
NOTE 3. ACQUISITION
In November 2018, through our wholly owned subsidiary, Hibbett Sporting Goods, Inc., we acquired City Gear, a Tennessee limited liability company. Under the Purchase Agreement, we agreed to acquire all the outstanding warrants and equity interests, other than certain preferred membership interests, of City Gear, a privately held city specialty retailer.
The purchase price was $88.0 million (Purchase Price) in cash payable at the closing of the transaction (Closing), subject to customary adjustments for City Gear’s cash on hand and net working capital as of the Closing date. The Purchase Agreement provided that a portion of the Purchase Price be used at Closing to pay off and redeem the outstanding preferred membership interests in City Gear as well as certain other outstanding indebtedness. In addition, the aggregate consideration payable to the Sellers in connection with the transaction included two contingent payments (Earnout) based on City Gear’s achievement of certain EBITDA thresholds (as defined in the Purchase Agreement) for the 52-week periods ended February 1, 2020 and January 30, 2021, respectively. The aggregate amount of the Earnout could not exceed $25.0 million.
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
The following unaudited consolidated pro forma summary was prepared by adjusting the Company's historical data to give effect to the City Gear acquisition as if it had occurred on January 29, 2017 (the beginning of Hibbett's fiscal year ended February 3, 2018). Both Hibbett and City Gear's fiscal year statements of operations for the fiscal year ended February 2, 2019 contained 52 weeks of operations.

(in thousands, except per share data)	Fiscal 2019
Net sales	$1,152,628
Net income	$27,265
Basic earnings per share	$1.46
Diluted earnings per share	$1.45

Index
The results for Fiscal 2019 were primarily adjusted to include the pro forma impact of amortization of intangible assets; the depreciation of property and equipment, based on purchase price allocations; the pro forma impact of additional interest expense relating to the acquisition; the pro forma impact of acquisition-related costs incurred by the Company directly attributable to the transaction; and the pro forma tax effect of income taxes on the listed adjustments. In addition, Fiscal 2019 results were adjusted to exclude the impact of acquisition-related expenses and purchase accounting adjustments incurred by the Company that were directly attributable to the transaction.

The proforma financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments were based on estimates derived from available information and were not indicative of the results of operations that would have occurred if the City Gear acquisition had been completed on the date indicated. They do not reflect the effect of costs or synergies that were expected to result from the integration of the City Gear integration.
NOTE 4. STOCK-BASED COMPENSATION
At January 30, 2021, we had four stock-based compensation plans:
(a)The Amended and Restated 2015 Equity Incentive Plan (EIP) provides that the Board may grant equity awards to certain employees of the Company at its discretion. The EIP was adopted effective July 1, 2015 and subsequently amended and restated effective May 28, 2020. Including shares added in the amendment and restatement, the EIP authorizes grants of equity awards of up to 2,500,000 authorized but unissued shares of common stock. At January 30, 2021, there were 1,570,007 shares available for grant under the EIP.
(b)The 2015 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 300,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP was adopted effective July 1, 2015. At January 30, 2021, there were 166,543 shares available for purchase under the ESPP.
(c)The 2015 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options. The Deferred Plan was adopted effective July 1, 2015 and authorizes grants up to 150,000 authorized but unissued shares of common stock. At January 30, 2021, there were 121,923 shares available for grant under the Deferred Plan.
(d)The 2012 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors. The DEP was adopted effective May 24, 2012 and authorizes grants of equity awards of up to 500,000 authorized but unissued shares of common stock. At January 30, 2021, there were 121,446 shares available for grant under the DEP.
Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards. As of January 30, 2021, we had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based units (PSUs) to our employees. The annual grants made for Fiscal 2021, Fiscal 2020 and Fiscal 2019 to employees consisted solely of RSUs. We have also awarded PSUs to our Named Executive Officers (NEOs) and expect the Compensation Committee of the Board will continue to grant PSUs to our NEOs in the future. Due to the COVID-19 pandemic, the Board elected to award only service-based units to our NEOs in Fiscal 2021.
As of January 30, 2021, we had only granted awards in the form of stock, stock options and deferred stock units (DSUs) to our Board members. Under the DEP, Board members currently receive an annual value of $75,000 worth of equity in the form of stock options or RSUs upon election to the Board and a value of $110,000 worth of equity in any form allowed within the DEP, for each full year of service, pro-rated for Directors who serve less than one full year. The Chairman of the Board receives an annual value of $135,000 of equity in any form allowed within the DEP. Due to the COVID-19 pandemic, the Board elected to reduce the value of equity awarded in Fiscal 2021.
The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions. Under the DEP, Directors have the option with certain equity forms to set vesting dates. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock. All of our awards are classified as equity awards.

Index
The compensation cost for these plans was as follows (in thousands):

	Fiscal Year Ended
	January 30, 2021 (52 weeks)	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)
Stock-based compensation expense by type:
Stock options	$90	$92	$185
Restricted stock units	3,495	2,370	3,932
Employee stock purchases	120	97	105
Director deferred compensation	94	94	94
Total stock-based compensation expense	3,799	2,653	4,316
Income tax benefit recognized	882	622	958
Stock-based compensation expense, net of income tax	$2,917	$2,031	$3,358

Stock-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses. There is no capitalized stock-based compensation cost.
The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes. The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock unit awards vested during the period. The actual income tax benefit realized for the deductions considered on our income tax returns for Fiscal 2021, Fiscal 2020 and Fiscal 2019 was from option exercises and restricted stock unit releases and totaled $1.0 million, $0.6 million and $0.4 million, respectively.
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
During Fiscal 2021, we had two stock option grants dated April 7, 2020 to directors. A total of 27,000 stock options were granted at an exercise price of $12.30 per share. The fair value of the grants was $3.33 per share, which was estimated on the date of grant using the Black-Scholes pricing model assuming an expected life of 2.70 years, expected volatility of 41.63%, a risk-free interest rate of 0.33% with no dividend yield.
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

Index
Activity for our option plans during Fiscal 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at February 1, 2020	287,222	$36.52	4.36	$383
Granted	27,000	12.30
Exercised	(63,290)	28.01
Forfeited, cancelled or expired	(23,674)	25.69
Options outstanding at January 30, 2021	227,258	$37.15	4.39	$4,407

Exercisable at January 30, 2021	227,258	$37.15	4.39	$4,407

The weighted average grant-date fair value of options granted during Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $3.33, $5.46 and $7.15, respectively.
The total intrinsic value of stock options exercised during Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $0.8 million, $9.6 thousand and $0.2 million, respectively. The total cash received from these stock option exercises during Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $1.8 million, $0.1 million and $0.5 million, respectively. As of January 30, 2021, there was no unamortized unrecognized compensation cost related to stock options.
Restricted Stock and Performance-Based Units

RSUs and PSUs are granted with a fair value equal to the closing market price of our common stock on the date of grant. All PSUs have been awarded in the form of restricted stock units. An award may vest completely at a point in time (cliff vest) or in increments over time (graded vest). Most awards, including PSUs, are subject to cliff vest provisions. A portion of awards to our executive officers are subject to graded vest provisions. Generally, RSUs vest over two to four years with the exception of awards to our Board of Directors who can choose the vest date for their annual award. PSUs provide for awards based on achievement of certain predetermined corporate performance goals and typically cliff vest in three years from the date of grant after achievement of stated performance criterion and upon meeting stated service conditions.

Compensation cost is recognized on a straight-line basis over the vesting period for cliff-vest awards and, in the case of PSUs, at the estimated percentage of achievement. For graded vest awards, the award is divided into vesting tranches and the compensation cost is recognized on a straight-line basis for each tranche separately.
The following table summarizes the restricted stock unit awards activity under all our plans during Fiscal 2021:

	RSUs		PSUs		Totals
	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value
Restricted stock unit awards outstanding at February 1, 2020	529,696	$24.25	56,355	$24.05	586,051	$24.23
Granted	337,749	12.42	—	—	337,749	12.42
PSU adjustment (1)	—	—	(8,575)	32.62	(8,575)	32.62
Vested	(138,642)	27.79	(8,400)	36.49	(147,042)	28.29
Forfeited, cancelled or expired	(73,772)	19.82	(20,320)	19.80	(94,092)	19.81
Restricted stock unit awards outstanding at January 30, 2021	655,031	$17.98	19,060	$19.56	674,091	$18.02

(1)PSU adjustment represents the net RSUs awarded to our NEOs above and below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant. One grant goal was achieved at 65% and another grant goal was forfeited for performance equity awards whose final achievement was based on Fiscal 2018 through Fiscal 2020 financial results resulting in a net negative adjustment.

Index
The weighted average grant date fair value of our RSUs granted was $12.42, $18.68 and $22.55 for Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. There were 337,749, 296,583 and 218,707 RSUs awarded during Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
During Fiscal 2021, 147,042 RSU awards, including 8,400 PSU awards, vested with an intrinsic value of $3.3 million. The total intrinsic value of our RSU awards outstanding and unvested at January 30, 2021, February 1, 2020 and February 2, 2019 was $38.1 million, $14.5 million and $8.9 million, respectively. As of January 30, 2021, there was approximately $4.4 million of total unamortized unrecognized compensation cost related to RSU awards. This cost is expected to be recognized over a weighted average period of 2.4 years.
Employee Stock Purchase Plan
The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter. Our employee purchases of common stock and the average price per share through the ESPP were as follows:

Fiscal Year Ended	Shares Purchased	Average Price Per Share
January 30, 2021	36,059	$11.99
February 1, 2020	26,116	$15.02
February 2, 2019	26,077	$15.96

The assumptions used in the option pricing model were as follows:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Weighted average fair value at date of grant	$4.18	$4.18	$4.75
Expected life (years)	0.25	0.25	0.25
Expected volatility	41.4% - 50.2%	34.3% - 36.5%	34.8% - 36.1%
Risk-free interest rate	0.20% - 3.60%	4.24% - 5.73%	3.26% - 5.21%
Dividend yield	None	None	None
The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of ASC Topic 718 as it relates to accounting for certain employee stock purchase plans with a look-back option. The compensation expense included in store operating, selling and administrative expenses and recognized during each of Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $0.1 million.
Director Deferred Compensation
Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their Board and Board Committee fees into cash, stock options or deferred stock units. Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly. Director fees deferred into stock units are calculated and expensed each calendar quarter by taking deferred fees earned during the calendar quarter and dividing by the closing price of our common stock on the last day of the calendar quarter, rounded to the nearest whole share. The total annual retainer, Board and Board Committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented. A total of 4,368, 4,174 and 4,888 stock units were deferred under this plan in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively. One director has elected to defer all or a portion of her compensation into stock units in calendar 2021.
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

	Fiscal Year Ended
	January 30, 2021 (52 weeks)	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)
Net income	$74,266	$27,344	$28,421

Weighted average number of common shares outstanding	16,547	17,746	18,644
Dilutive stock options	77	11	3
Dilutive restricted stock units	413	200	179
Weighted average number of common shares outstanding and dilutive shares	17,037	17,957	18,826

Basic earnings per share	4.49	1.54	1.52
Diluted earnings per share	4.36	1.52	1.51

In calculating diluted earnings per share 95,724, 148,821 and 260,845 options to purchase shares of common stock outstanding as of the end of the period were excluded in the computations of diluted earnings per share due to their anti-dilutive effect in Fiscal 2021, Fiscal 2020 and Fiscal 2019, respectively.
At January 30, 2021, we excluded 10,100 non-vested stock awards granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to performance-based annual vesting conditions which had not been achieved by the end of Fiscal 2021. Assuming the performance criteria had been achieved at target as of January 30, 2021, the incremental dilutive impact would have been 8,454 shares.
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
On April 16, 2020, we entered into the Second Amended and Restated Note with Regions Bank (Amended Credit Facility) that provides for an aggregate amount of credit available to us of $75.0 million. The Amended Credit Facility superseded the Regions Bank credit agreement dated October 2018, matures April 19, 2021, and is secured by all assets of the Company with the exception of real property. Simultaneous to the execution of the Amended Credit Facility, the $50.0 million outstanding under the previous credit agreements was paid in full, the Bank of America credit agreement dated October 2018 was terminated and we incurred borrowings under the Amended Credit Facility of $50.0 million. On June 5, 2020, we entered into a Note Modification Agreement that extended the maturity date of the Amended Credit Facility from April 19, 2021 to July 18, 2021. No other provisions of the Amended Credit Facility were affected. Borrowings under the Amended Credit Facility bear interest at the one-month LIBOR rate plus 2.5% from April 16, 2020 through October 16, 2020 and the one-month LIBOR rate plus 3.0% from October 17, 2020 through the maturity date. There were no origination fees and we do not pay any commitment fees. The Amended Credit Facility includes a loan fee of $50,000 payable to Regions Bank at the maturity date or if the agreement is terminated prior to the maturity date for any reason including due to an event of default. The loan fee will be waived if the Amended Credit Facility is terminated due to refinancing of the loan with an asset-based loan facility provided by Regions Bank.

Index
The Amended Credit Facility has one financial covenant which requires us to maintain a minimum inventory balance of $150.0 million at all times (measured at the lower of cost and net realizable value consistent with U.S. GAAP). As of January 30, 2021, we were in compliance with this covenant. The Amended Credit Facility also restricts us from engaging in certain acquisitions and from incurring indebtedness, other than certain customary permitted indebtedness related to business operations.
There were 97 days during the 52 weeks ended January 30, 2021, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $43.3 million and $50.0 million, respectively, and an average interest rate of 3.45%. At January 30, 2021, a total of $75.0 million was available to us from the Amended Credit Facility.
There were 331 days during the 52 weeks ended February 1, 2020, where we incurred borrowings against our prior credit facilities for an average and maximum borrowing of $21.5 million and $38.0 million, respectively, and an average interest rate of 3.73%.
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

Most of our store leases contain provisions that allow for early termination between the third and fifth year of the term if predetermined sales levels are not met, or upon the occurrence of other specified contingent events. When we have the option to extend the lease term (including by not exercising an available termination option) or purchase the leased asset, and it is reasonably certain that we will do so, we consider these options in determining the classification and measurement of the lease. However, generally at lease commencement, it is not reasonably certain that we will exercise an extension or purchase option. For contingent termination provisions, we consider both the likelihood of the contingency occurring in addition to the economic factors we consider when assessing any other termination or renewal option.

We also lease certain office, transportation and technology equipment under operating and finance leases. Generally, these leases have initial terms of two to six years.

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

ROU lease assets are periodically reviewed for impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to evaluate assets and asset groups, including ROU assets, for impairment and to calculate any impairment loss to be recognized. Asset group impairment charges of approximately $8.5 million and $1.5 million were recognized during Fiscal 2021 and Fiscal 2020, respectively.

In April 2020, FASB issued interpretive guidance to respond to some frequently asked questions about accounting for lease concessions related to the effects of the COVID-19 pandemic. Under current U.S. GAAP, subsequent changes to lease payments that are not stipulated in the original lease are generally accounted for as lease modifications under ASC Topic 842. The

Index
interpretive guidance grants relief by allowing companies to make an accounting policy election to not evaluate lease concessions related to the effects of the COVID-19 pandemic as lease modifications.

We elected not to utilize this exception and accounted for the COVID-19 pandemic related lease concessions as modifications triggering lease remeasurement. The majority of the lease modifications during the 52 weeks ended January 30, 2021, were in the form of deferred lease payments totaling $1.9 million which will generally be repaid by us over the next 4 to 16 months and rent abatements with lease term extensions which resulted in $7.9 million of additional lease payments considered in our remeasurement.

Store operating lease cost and logistics-related transportation equipment operating lease cost are included in cost of goods sold in the consolidated statements of operations. Office equipment and other transportation equipment operating lease cost is included in store operating, selling and administrative expenses in the consolidated statements of operations.

	January 30, 2021 (52 weeks)	February 1, 2020 (52 weeks)
Operating lease cost	$67,030	$71,096
Finance lease cost:
Amortization of assets	913	943
Interest on lease liabilities	179	223
Variable lease cost (1)	13,328	11,757
	$81,450	$84,019

1) Includes rent based on a percent of sales, common area maintenance, insurance and property tax.

Short-term leases are not recorded on our consolidated balance sheet and short-term lease cost is immaterial.

Finance right-of-use assets on the consolidated balance sheet at January 30, 2021 and February 1, 2020 are shown net of accumulated amortization of $1.7 million and $0.8 million, respectively.

The following table provides supplemental balance sheet information related to leases:

	January 30, 2021 (52 weeks)	February 1, 2020 (52 weeks)
Weighted average remaining lease term (in years):
Operating leases	5	5
Finance leases	4	4

Weighted average discount rate:
Operating leases	3.5%	4.1%
Finance leases	5.5%	8.8%

Index

Maturities of lease liabilities (in thousands):

	January 30, 2021 (52 Weeks)
	Operating	Finance	Total
Fiscal 2022	$66,241	$1,102	$67,343
Fiscal 2023	60,107	1,069	$61,176
Fiscal 2024	46,202	955	$47,157
Fiscal 2025	34,585	397	$34,982
Fiscal 2026	24,001	302	$24,303
Thereafter	36,614	42	$36,656
Total minimum lease payments	267,750	3,867	271,617
Less amount representing interest	23,004	312	23,316
	$244,746	$3,555	$248,301

As of January 30, 2021, we have entered into operating leases of approximately $3.0 million related to future store locations that have not yet commenced.

NOTE 8. DEFINED CONTRIBUTION BENEFIT PLANS
We maintain the Hibbett Sports, Inc. 401(k) Plan (401(k) Plan) for the benefit of our employees. The 401(k) Plan covers all employees who have completed one year of service. Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law. These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code, which allows deferral of income taxes on the amount contributed to the 401(k) Plan and which operates under the Safe Harbor provisions. For Fiscal 2021, Fiscal 2020 and Fiscal 2019, we matched 100% of the first 3% of eligible compensation and 50% of the next 3% of eligible compensation for a total possible match of 4.5% of the first 6% of eligible compensation. Contribution expense incurred under the 401(k) Plan for Fiscal 2021, Fiscal 2020 and Fiscal 2019 was $2.1 million, $1.6 million and $1.3 million, respectively.
We maintain the Hibbett Sports, Inc. Supplemental 401(k) Plan (Supplemental Plan) for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under the 401(k) Plan was limited because of certain restrictions applicable to qualified plans. The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation. Contributions to the Supplemental Plan are not subject to matching provisions; therefore no contribution expense was incurred under the Supplemental Plan for Fiscal 2021, Fiscal 2020 and Fiscal 2019. The Supplemental Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.
We maintain a Flexible Spending Account Plan (FSA) that allows employees to set aside pre-tax amounts for out-of-pocket health care and dependent care expenses. The health care FSA is subject to ERISA, whereas the dependent care FSA is not. Employees are eligible to participate in the FSA upon meeting eligibility requirements or upon a defined qualifying event, and may enroll annually during an open enrollment period. Plan amounts are determined annually by the employee in advance and are subject to IRS dollar limitations. Employee elections, in general, cannot be increased, decreased or discontinued during the election period. Under the health care FSA, participants can rollover up to $500 of unused amounts at the end of the plan year. Under the dependent care FSA, unused amounts at the end of the plan year are subject to forfeiture and such forfeitures can be used to offset administrative expenses. Pursuant to the Consolidated Appropriations Act 2021, participants can rollover any unused amounts from their health care and dependent care FSAs at the end of the plan year for Fiscal 2021.

NOTE 9. RELATED-PARTY TRANSACTIONS

The Company leases one store under a lease arrangement with AL Florence Realty Holdings 2010, LLC, a wholly owned subsidiary of Books-A-Million, Inc. (BAMM). One of our Directors, Terrance G. Finley is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 2022. In each of Fiscal 2021, Fiscal 2020 and Fiscal 2019, minimum lease payments were $0.1 million. Minimum lease payments remaining under this lease at January 30, 2021 and February 1, 2020 were $0.1 million and $0.2 million, respectively.

Index
The Company honored certain contracts in place for its wholly owned subsidiary, City Gear, LLC, upon acquisition. The following listing represents those contracts of which Michael E. Longo, the Company's President and CEO, has an interest in, either directly or indirectly.

Memphis Logistics Group (MLG)
MLG provides logistics and warehousing services to City Gear. Mr. Longo owned a majority interest in MLG and the initial contract term was effective through June 2020 but has been extended to June 2021. Effective January 29, 2021, Mr. Longo fully divested his ownership interest in MLG and he no longer has any involvement with its management. In Fiscal 2021 and Fiscal 2020, payments to MLG under the contract were $7.9 million and $7.2 million, respectively. The amount outstanding to MLG at January 30, 2021 and February 1, 2020 was $0.3 million and $0.5 million, respectively, and is included in accounts payable on our consolidated balance sheets.

T.I.G. Construction (TIG)
TIG historically performed the majority of new store and store remodel construction for City Gear and is owned by a close relative of Mr. Longo. In Fiscal 2021 and Fiscal 2020, payments to TIG for their services were $6.1 million and $3.8 million, respectively. The amount outstanding to TIG at January 30, 2021 and February 1, 2020 was $26,000 and $0.1 million, respectively, and is included in accounts payable on our consolidated balance sheets.

Merchant's Capital (MC)
Merchant's Capital owns the office building where City Gear had its corporate offices in Memphis, Tennessee. Mr. Longo is a 33.3% partner in MC. The initial lease term ended on December 31, 2019 but was extended to April 30, 2020 to allow for the transition of City Gear's corporate office to the Company's Birmingham, Alabama location. In Fiscal 2021 and Fiscal 2020, minimum lease payments to MC were $0.1 million and $0.3 million, respectively. There were no minimum payments remaining under this lease at January 30, 2021 and there were no amounts outstanding to MC at January 30, 2021 or February 1, 2020.

In addition to the related party interests listed above, Mr. Longo also has a membership interest in the Earnout discussed in Note 3 - Acquisition, to these financial statements. Pursuant to the Membership Interest and Warrant Purchase Agreement dated October 29, 2018 and based on Fiscal 2020 financial results, former members and warrant holders of City Gear were entitled to and were paid the first earnout payment of $10.0 million on June 1, 2020. Based on Fiscal 2021 financial results, former members and warrant holders of City Gear are entitled to the second earnout payment of $15.0 million payable within 45 days after the finalization and receipt of the Company's audited consolidated financial statements for Fiscal 2021. Mr. Longo's share of any earnout payment is approximately 22.8% or approximately $2.3 million of the initial earnout payment and approximately $3.4 million of the second earnout payment.
NOTE 10. INCOME TAXES
A summary of the components of the provision (benefit) for income taxes is as follows (in thousands):

	Fiscal Year Ended
	January 30, 2021 (52 weeks)	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)
Federal:
Current	$23,651	$11,724	$7,375
Deferred	(4,191)	(4,265)	339
	19,460	7,459	7,714
State:
Current	5,580	1,975	1,625
Deferred	(1,354)	(450)	(202)
	4,226	1,525	1,423
Provision for income taxes	$23,686	$8,984	$9,137

Index
A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before provision for income taxes follows:

	Fiscal Year Ended
	January 30, 2021 (52 weeks)	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)
Tax provision computed at the federal statutory rate	21.00%	21.00%	21.00%
Effect of state income taxes, net of federal benefits	3.47	3.60	2.86
Federal income tax credits	(0.70)	(1.99)	(1.36)
Executive compensation limitations	0.09	1.47	—
Equity compensation tax deficiencies	0.17	1.71	1.30
Other, net	0.15	(1.06)	0.53
	24.18%	24.73%	24.33%

Deferred income taxes on the consolidated balance sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes. The components of the deferred income taxes, net, are as follows (in thousands):

	January 30, 2021 (52 weeks)	February 1, 2020 (52 weeks)
Rent	$64,369	$64,753
Inventories	2,362	3,275
Accruals	11,546	9,435
Stock-based compensation	2,398	2,767
Other	152	120
Total deferred tax assets	80,827	80,350
Rent	(57,776)	(58,528)
Accumulated depreciation and amortization	(6,226)	(11,329)
Prepaid expenses	(1,747)	(1,241)
State taxes	(453)	(256)
Total deferred tax liabilities	(66,202)	(71,354)
Deferred income taxes, net	$14,625	$8,996
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

A reconciliation of the unrecognized tax benefit, excluding estimated interest and penalties, under ASC Subtopic 740-10 follows (in thousands):

	January 30, 2021 (52 weeks)	February 1, 2020 (52 weeks)	February 2, 2019 (52 weeks)
Unrecognized tax benefits - beginning of year	$818	$1,245	$1,156
Gross increases - tax positions in prior period	3	—	246
Gross decreases - tax positions in prior period	—	(234)	(10)
Gross increases - tax positions in current period	—	—	107
Settlements	—	—	—
Lapse of statute of limitations	(205)	(193)	(254)
Unrecognized tax benefits - end of year	$616	$818	$1,245

We classify interest and penalties recognized on unrecognized tax benefits as income tax expense. We have accrued interest and penalties in the amount of $0.1 million, $0.1 million and $0.2 million as of January 30, 2021, February 1, 2020 and February 2, 2019, respectively. During Fiscal 2021, Fiscal 2020 and Fiscal 2019, we recorded $(28,000), $(19,000) and $18,000, respectively, for the accrual of interest and penalties in the consolidated statement of operations.
Of the unrecognized tax benefits as of January 30, 2021, February 1, 2020 and February 2, 2019, $0.4 million, $0.6 million and $1.0 million, respectively, if recognized, would affect our effective income tax rate.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020. The CARES Act includes, among other things, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. Under the CARES Act, we claimed $3.4 million of refundable payroll tax credits in the fiscal year ended January 30, 2021.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Annual Bonuses and Equity Incentive Awards
Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance. At January 30, 2021 and February 1, 2020, there was $10.6 million and $8.7 million, respectively, of annual bonus-related expense included in accrued payroll expenses.
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
Legal Proceedings and Other Contingencies
We are a party to various legal proceedings incidental to our business. Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet. We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based

Index
on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved. At January 30, 2021 and February 1, 2020, the estimated liability is immaterial.
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
The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	January 30, 2021			February 1, 2020
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$219	$—	$—	$554	$—	$—
Long-term investments	2,107	—	—	2,208	—	—
Short-term contingent earnout	—	—	15,000	—	—	9,958
Long-term contingent earnout	—	—	—	—	—	11,099
Total	$2,326	$—	$15,000	$2,762	$—	$21,057
Short-term investments are reported in other current assets while long-term investments are reported in other assets, net, in our consolidated balance sheets. Short-term contingent earnout is reported in other accrued expenses and long-term contingent earnout is reported in other liabilities on our consolidated balance sheets.

The short-term and long-term contingent earnout represents the fair value of additional payments outlined in the Purchase Agreement to the members and warrant holders of City Gear if certain financial goals were achieved over in Fiscal 2020 and Fiscal 2021. The earnout was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, risk-free rate and dividend yield. The earnout was re-valued each quarter and any change in valuation flowed through our statements of operations. As a result of the revaluation for the 52-weeks ended January 30, 2021 and February 1, 2020, increases of $3.9 million and $15.1 million, respectively, were recognized in store operating, selling and administrative expenses.

The table below are reconciliations of the contingent earnout balance for each period presented (in thousands):

Index

	January 30, 2021 (52 Weeks)		February 1, 2020 (52 Weeks)
	Short-term	Long-term	Short-term	Long-term
Beginning balance	$9,958	$11,099	$—	$9,200
Change in valuation	3,943	—	9,958	1,899
Payment of year one earnout	(10,000)	—	—	—
Reclassification from long-term, net	11,099	(11,099)	—	—
Ending balance	$15,000	$—	$9,958	$11,099

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
As of January 30, 2021, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a and 15d-15(e) under the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 30, 2021.
(b)Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2021, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 30, 2021.
Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of January 30, 2021 included in Item 8 herein.
(c)Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
The information contained in the section entitled “Liquidity and Capital Resources” in Item 7 with respect to the Amended Credit Facility is incorporated herein by reference.
PART III
With the exception of the information specifically incorporated by reference from our Proxy Statement for the 2021 Annual Meeting of Stockholders (2021 Proxy Statement) in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K,

Index
our 2021 Proxy Statement shall not be deemed to be a part of, or incorporated by reference into, this Annual Report on Form 10-K.
Item 10.     Directors, Executive Officers and Corporate Governance.
The following information required by this Item is incorporated by reference from the 2021 Proxy Statement:
•Information regarding our directors is found under the heading “The Board of Directors and Corporate Governance Matters.”
•Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, related person transactions and legal proceedings is found under the heading “Delinquent Section 16(a) Reports, Related Person Transactions and Legal Proceedings.”
•Information regarding the Company’s Audit Committee financial expert(s) is found under the heading “Committees of the Board of Directors-Audit Committee-Audit Committee Financial Experts.”
•Information regarding the members of the Audit Committee is found under the heading “Committees of the Board of Directors-Audit Committee.”

We have adopted a Code of Business Conduct and Ethics (Code) for all Company employees, including our Named Executive Officers as determined for our 2021 Proxy Statement. We have also adopted a set of Corporate Governance Guidelines (Guidelines) and charters for all of our Board Committees, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for senior executive and financial officers as well as any change or amendments to our Guidelines or committee charters by posting such information on our website. The Code, Guidelines and charters are posted on our website, www.hibbett.com under “Investor Relations.” Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K.
The information concerning our executive officers required by this Item is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Information about our Executive Officers,” which is included therein in accordance with Instruction to Item 401 of Regulation S-K. Each of our executive officers is elected annually.
Item 11. Executive Compensation.
The following information required by this Item is incorporated by reference from the 2021 Proxy Statement:
•Information regarding executive compensation is found under the headings “Compensation Discussion and Analysis” and “Annual Compensation of Named Executive Officers.”
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

Index
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding the stock ownership of directors, executive officers and five percent beneficial owners is found under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information on the equity securities of the Company that are authorized for issuance under its equity compensation plans as of January 30, 2021:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	914,159	$37.19	1,979,919
Equity compensation plans not approved by security holders	—	—	—
TOTAL	914,159	$37.19	1,979,919
(1)Includes 655,031 RSUs and 19,060 PSUs that may be awarded if specified targets and/or service periods are met. It also includes 12,810 DSUs. The weighted average exercise price of outstanding options does not include these awards.
(2)Includes 166,543 shares remaining under our ESPP and 121,923 shares remaining under our Deferred Plan without consideration of shares subject to purchase in the purchasing period ending March 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information regarding related party transactions and director independence required by this Item is found under the headings “Related Person Transactions” and “Our Board of Directors and Corporate Governance Matters-Board Composition-Director Independence” in the 2021 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information regarding principal accountant fees and services required by this Item is found under the headings “Audit Matters-Fees Paid to Independent Registered Public Accounting Firm” and “Audit Matters-Policy on Pre-Approval of Audit and Permissible Non-Audit Services” in the 2021 Proxy Statement and is incorporated herein by reference.

Index
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)Documents filed as part of this report:

Number		Description	Page
1.		Financial Statements.
		The following Consolidated Financial Statements and Supplementary Data of the Company and Independent Registered Public Accounting Firm’s Report on such Consolidated Financial Statements are included in Part II, Item 8 of this report:

		Report of Independent Registered Public Accounting Firm	43
		Consolidated Balance Sheets as of January 30, 2021 and February 1, 2020	45
		Consolidated Statements of Operations for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019	46
		Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019	47
		Consolidated Statements of Stockholders’ Investment for the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019	48
		Notes to Consolidated Financial Statements	49

2.		Financial Statement Schedules.
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

		Certificates of Incorporation and By-Laws
3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 1, 2020.

		Instruments Defining the Rights of Securities Holders
4.1		Form of Stock Certificate; attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on September 26, 2007.
4.2		Description of Securities; incorporated herein by reference to Exhibit 4.2 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on April 16, 2020.

		Material Contracts
10.1
Membership Interest and Warrant Purchase Agreement; incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2018.

10.2	†
Hibbett Sports, Inc. 2012 Non-Employee Director Equity Plan; incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.

10.3	†
Hibbett Sports, Inc. Non-Employee Director Non-Qualified Option Agreement (Initial Grant, Service Requirement); incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

Index

Number		Description	Page
10.4	†
Hibbett Sports, Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Initial Grant, Service Requirement); incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2012.

10.5	†
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

10.8	†
Change in Control Severance Agreement; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008.

10.9	†
Executive Restricted Stock Unit Award Agreement; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2008.

10.10	†
Hibbett Sports, Inc. Amended and Restated 2015 Equity Incentive Plan; incorporated herein by reference to Exhibit 99.1 of the Registrant's Registration Statement on Form S-8 (File No. 333-238767) filed with the Securities and Exchange Commission on May 29, 2020.

10.11	†
Hibbett Sports, Inc. 2016 Executive Officer Cash Bonus Plan; incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 21, 2016.

10.12	†
Hibbett Sports, Inc. Executive Voluntary Deferral Plan; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2009.

10.13
Hibbett Sports, Inc. 2015 Employee Stock Purchase Plan; incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 23, 2015.

10.14	†
Hibbett Sports, Inc. 2015 Director Deferred Compensation Plan; incorporated herein by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 23, 2015.

10.15	†
Standard Restricted Stock Unit Award Agreement; incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on December 7, 2016.

10.16	†
Executive Restricted Stock Unit Award Agreement; incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 13, 2018.

10.17	†
Form of Special 2019 Restricted Stock Unit Award Agreement; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2019.

10.18	†	Form of Retention Agreement; incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2019.
10.19	†
Employment Agreement between Hibbett Sporting Goods, Inc. and Michael E. Longo, effective December 16, 2019; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019.

10.20	†
Change in Control Severance Agreement, between Hibbett Sports, Inc. and Michael E. Longo, effective December 16, 2019; incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019.

Index

Number		Description	Page
10.21		Second Amended and Restated Note with Regions Bank; incorporated herein by reference to Exhibit 10.27 of the Registrant's Form 10-K filed with the Securities and Exchange Commission on April 16, 2020.
10.22		Note Modification Agreement with Regions Bank; incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 10-Q filed with the Securities and Exchange Commission on June 8, 2020.

Letter re Change in Certifying Accountant
16.1
Letter from KPMG LLP to the Securities and Exchange Commission dated July 7, 2020; incorporated by reference to Exhibit 16.1 of the Registrant's Current Report Form 8-K filed with the Securities Exchange Commission on July 7, 2020.

Subsidiaries of the Registrant
21	List of Company’s Subsidiaries:
1)      Hibbett Sporting Goods, Inc., a Delaware Corporation
2)      City Gear, LLC, a Tennessee Limited Liability Company
3)      Hibbett Digital Management, LLC, an Alabama Limited Liability Company
4)      Gift Card Services, LLC, a Virginia Limited Liability Company
5)      Hibbett Wholesale, Inc., an Alabama Corporation
6)      Hibbett Holdings, LLC, an Alabama Limited Liability Company

Consents of Experts and Counsel
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 2021, has been formatted in Inline XBRL.
	*	Filed Within
	†	Management Contract or Compensatory Plan or Arrangement

Item 16. Form 10-K Summary.
Not applicable.

Index
SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT SPORTS, INC.

Date:	April 7, 2021	By:	/s/ Robert Volke
Robert Volke SVP and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Longo	Chief Executive Officer, President and Director (Principal Executive Officer)	April 7, 2021
Michael E. Longo

/s/ Robert Volke	SVP and Chief Financial Officer (Principal Financial and Accounting Officer)	April 7, 2021
Robert Volke

/s/ Anthony F. Crudele	Chairman of the Board	April 7, 2021
Anthony F. Crudele

/s/ Jane F. Aggers	Director	April 7, 2021
Jane F. Aggers

/s/ Karen S. Etzkorn	Director	April 7, 2021
Karen S. Etzkorn

/s/ Terry G. Finley	Director	April 7, 2021
Terry G. Finley

/s/ Dorlisa K. Flur	Director	April 7, 2021
Dorlisa K. Flur

/s/ James A. Hilt	Director	April 7, 2021
James A. Hilt

/s/ Lorna E. Nagler	Director	April 7, 2021
Lorna E. Nagler

/s/ Jamere Jackson	Director	April 7, 2021
Jamere Jackson

/s/ Alton E. Yother	Director	April 7, 2021
Alton E. Yother