Form 10-Q
period 2021-05-01
HIBBETT SPORTS INC
filed 2021-06-07
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
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
Shares of common stock, par value $0.01 per share, outstanding as of June 4, 2021, were 16,012,057 shares.

HIBBETT SPORTS, INC.

Index
PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	May 1, 2021	January 30, 2021	May 2, 2020
Current assets:
Cash and cash equivalents	$270,852	$209,290	$106,205
Receivables, net	14,445	11,905	20,003
Inventories, net	182,371	202,038	241,984
Other current assets	7,388	16,567	12,302
Total current assets	475,056	439,800	380,494

Property and equipment, net	107,501	107,159	97,771
Operating right-of-use assets	215,804	216,224	219,436
Finance right-of-use assets, net	3,092	3,285	2,548

Tradename intangible asset	23,500	23,500	23,500
Deferred income taxes, net	12,264	14,625	11,429
Other assets, net	3,542	3,573	3,391
Total assets	$840,759	$808,166	$738,569

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$105,888	$107,215	$98,149
Operating lease obligations	58,875	58,613	66,791
Credit facility	—	—	50,000
Finance lease obligations	977	956	876
Accrued payroll expenses	14,341	29,948	6,359
Other accrued expenses	30,403	28,588	21,473
Total current liabilities	210,484	225,320	243,648

Operating lease obligations	185,326	186,133	185,035
Finance lease obligations	2,381	2,599	1,994
Unrecognized tax benefits	711	725	954
Other liabilities	2,391	2,353	2,371
Total liabilities	401,293	417,130	434,002

Stockholders' investment:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 39,559,008, 39,379,865 and 39,255,293 shares issued at May 1, 2021, January 30, 2021, and May 2, 2020, respectively	395	394	393
Paid-in capital	198,356	194,534	190,260
Retained earnings	943,718	858,951	769,315
Treasury stock, at cost; 23,483,504, 22,901,101 and 22,739,229 shares repurchased at May 1, 2021, January 30, 2021, and May 2, 2020, respectively	(703,003)	(662,843)	(655,401)
Total stockholders' investment	439,466	391,036	304,567
Total liabilities and stockholders' investment	$840,759	$808,166	$738,569
See notes to unaudited condensed consolidated financial statements.

Index

HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13-Weeks Ended
	May 1, 2021		May 2, 2020
		% to Sales		% to Sales
Net sales	$506,861		$269,837
Cost of goods sold	296,898	58.6%	195,690	72.5%
Gross margin	209,963	41.4%	74,147	27.5%
Store operating, selling, and administrative expenses	91,739	18.1%	69,673	25.8%
Goodwill impairment	—	—%	19,661	7.3%
Depreciation and amortization	8,074	1.6%	6,870	2.5%
Operating income (loss)	110,150	21.7%	(22,057)	(8.2)%
Interest expense, net	99	—%	170	0.1%
Income (loss) before provision (benefit) for income taxes	110,051	21.7%	(22,227)	(8.2)%
Provision (benefit) for income taxes	25,285	5.0%	(6,940)	(2.6)%
Net income (loss)	$84,766	16.7%	$(15,287)	(5.7)%

Basic earnings (loss) per share	$5.19		$(0.92)
Diluted earnings (loss) per share	$5.00		$(0.92)

Weighted-average shares:
Basic	16,325		16,546
Diluted	16,966		16,546
See notes to unaudited condensed consolidated financial statements.
Percentages may not foot due to rounding.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	13-Weeks Ended
	May 1, 2021	May 2, 2020
Cash Flows From Operating Activities:
Net income (loss)	$84,766	$(15,287)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,074	6,870
Stock-based compensation	2,053	1,217
Impairment charges	347	32,648
Contingent earnout, net	(13,761)	(10,980)
Other non-cash adjustments	1,796	(2,914)
Changes in operating assets and liabilities:
Inventories, net	19,667	46,027
Receivables, net	(2,586)	(11,866)
Accounts payable	(2,683)	(33,513)
Income tax payable, net	22,755	(4,506)
Other assets and liabilities	(12,068)	(3,814)
Net cash provided by operating activities	108,360	3,882

Cash Flows From Investing Activities:
Capital expenditures	(7,033)	(4,059)
Other, net	102	612
Net cash used in investing activities	(6,931)	(3,447)

Cash Flows From Financing Activities:
Proceeds under credit facilities	—	117,535
Repayments under credit facilities	—	(67,535)
Stock repurchases	(37,314)	(9,748)
Cash used for contingent earnout	(1,239)	—
Payments of finance lease obligations	(240)	(301)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	1,772	165
Other, net	(2,846)	(424)
Net cash (used in) provided by financing activities	(39,867)	39,692

Net increase in cash and cash equivalents	61,562	40,127
Cash and cash equivalents, beginning of period	209,290	66,078
Cash and cash equivalents, end of period	$270,852	$106,205
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

13-Weeks Ended May 1, 2021
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - January 30, 2021	39,380	$394	$194,534	$858,951	22,901	$(662,843)	$391,036
Net income	—	—	—	84,766	—	—	84,766
Issuance of shares through the Company's equity plans	179	1	1,769	—	—	—	1,770
Purchase of shares under the stock repurchase program	—	—	—	—	541	(37,314)	(37,314)
Settlement of net share equity awards	—	—	—	—	41	(2,846)	(2,846)
Stock-based compensation	—	—	2,053	—	—	—	2,053
Balance - May 1, 2021	39,559	$395	$198,356	$943,718	23,484	$(703,003)	$439,466

13-Weeks Ended May 2, 2020
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - February 1, 2020	39,141	$391	$188,879	$784,942	22,280	$(645,229)	$328,983
Net loss	—	—	—	(15,287)	—	—	(15,287)
Issuance of shares through the Company's equity plans	114	2	164	—	—	—	166
Adjustment for adoption of accounting standard(1)	—	—	—	(340)	—	—	(340)
Purchase of shares under the stock repurchase program	—	—	—	—	428	(9,748)	(9,748)
Settlement of net share equity awards	—	—	—	—	31	(424)	(424)
Stock-based compensation	—	—	1,217	—	—	—	1,217
Balance - May 2, 2020	39,255	$393	$190,260	$769,315	22,739	$(655,401)	$304,567
Note: Columns may not foot due to rounding.

(1) Adoption of Accounting Standards Update ("ASU") No. 2016-13, Topic 326, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. See Note 2, Recent Accounting Pronouncements, in our Annual Report on Form 10-K filed on April 7, 2021.

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT SPORTS, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett Sports, Inc. and its wholly-owned subsidiaries (including the condensed consolidated balance sheet as of January 30, 2021, which has been derived from audited financial statements) have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to “Hibbett,” “we,” “our,” “us,” and the “Company” refer to Hibbett Sports, Inc. and its subsidiaries as well as its predecessors.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed on April 7, 2021 ("2021 Annual Report"). The unaudited condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described in the 2021 Annual Report and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods presented.

Occasionally, certain reclassifications are made to conform previously reported data to the current presentation. Such reclassifications have no impact on total assets, total liabilities, net income, cash flows or stockholders’ investment in any of the periods presented.

Property and Equipment

Property and equipment are recorded at cost. Finance lease assets are shown as right-of-use ("ROU") assets and are excluded from property and equipment (see Note 3, Leases). The fixed asset component of asset group impairment charges was not material in any period presented.

Property and equipment consist of the following (in thousands):

	May 1, 2021	January 30, 2021	May 2, 2020
Land	$7,277	$7,277	$7,277
Buildings	21,607	21,505	21,635
Equipment	106,633	104,431	96,606
Furniture and fixtures	42,369	42,448	36,931
Leasehold improvements	112,741	109,220	103,642
Construction in progress	1,901	1,470	603
Total property and equipment	292,528	286,351	266,694
Less: accumulated depreciation and amortization	185,027	179,192	168,923
Total property and equipment, net	$107,501	$107,159	$97,771

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, when control of the merchandise is transferred to our customer which is at delivery. Sales are recorded net of expected returns at the time the customer takes possession of the merchandise. Net sales exclude sales taxes because we are a pass-through conduit for collecting and remitting these taxes.

Gift Cards, Customer Orders, and Layaways: The net deferred revenue liability for gift cards, customer orders, and layaways at May 1, 2021, January 30, 2021, and May 2, 2020 was $10.1 million, $8.8 million, and $13.2 million, respectively, recognized in accounts payable on our unaudited condensed consolidated balance sheets. We recognize revenue when a gift card is redeemed by the customer and recognize gift card breakage income in net sales in proportion to the redemption pattern of rights exercised by the customer. For all periods presented, the gift card breakage was immaterial.

Index
During the 13-weeks ended May 1, 2021 and May 2, 2020, $0.7 million and $0.5 million, respectively, of gift card deferred revenue from prior periods was realized.

Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheets and was $4.1 million, $3.4 million, and $2.3 million at May 1, 2021, January 30, 2021, and May 2, 2020, respectively.

Return Sales: The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price. The liability is included in accrued expenses on our unaudited condensed consolidated balance sheets. The return asset and corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer is immaterial.

Retail Store Sales: For merchandise sold in our stores, revenue is recognized at the point of sale when tender is accepted and the customer takes possession of the merchandise.

Revenues disaggregated by major product categories are as follows (in thousands):

	13-Weeks Ended
	May 1, 2021	May 2, 2020
Footwear	$322,581	$166,242
Apparel	131,108	79,407
Equipment	53,172	24,188
Total	$506,861	$269,837

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and the City Gear tradename are indefinite-lived assets which are not amortized, but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that it is more likely than not that an asset is impaired. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment and a significant sustained decline in the market price of our stock. If an asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment charge to current income.

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

In valuing goodwill, we use a combination of the Discounted Cash Flow methodology and the Guideline Public Company methodology, which require assumptions related to future cash flows, discount rate, and comparable public company entities. In the 13-weeks ended May 2, 2020 and year ended January 30, 2021, we determined that goodwill of our City Gear reporting unit was fully impaired and recognized a non-cash impairment charge of $19.7 million. No impairment related to goodwill was recognized during the 13-weeks ended May 1, 2021.

In valuing the tradename intangible, we use the Relief from Royalty method which requires assumptions related to future revenues, royalty rate, and discount rate. In the 13-weeks ended May 2, 2020 and year ended January 30, 2021, we determined that the City Gear tradename was partially impaired and recognized a non-cash impairment charge of $8.9 million in store operating, selling, and administrative expenses on our unaudited condensed consolidated statements of operations. As the entire goodwill balance was written off as May 2, 2020, there are no goodwill impairment impacts in the current period.

Index
2.    Recent Accounting Pronouncements

Standards that were adopted

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, “Income Taxes ("Topic 740"): Simplifying the Accounting for Income Taxes,” as part of its overall simplification initiative. ASU 2019-12 was issued in order to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to financial statement users. The amendments remove certain exceptions to the general provisions of Topic 740 and provide simplification in other areas of Topic 740. We adopted ASU 2019-12 on January 31, 2021, with no material impact to our consolidated financial statements.

Standards that are not yet adopted

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations. As of May 1, 2021, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our financial reporting.

3.    Leases

ROU lease assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to test ROU assets (or asset groups that contain one or more ROU assets for impairment), whether ROU assets are impaired, and if so, the amount of the impairment loss to recognize. An asset group impairment charge of approximately $0.5 million and $4.1 million was recognized in the 13-weeks ended May 1, 2021 and May 2, 2020, respectively.

Lease costs are as follows (in thousands):

	13-Weeks Ended
	May 1, 2021	May 2, 2020
Operating lease cost	$14,882	$17,139
Finance lease cost:
Amortization of assets	179	235
Interest on lease liabilities	41	48
Variable lease cost	5,865	(1,208)
	$20,967	$16,214

Finance ROU assets on the unaudited condensed consolidated balance sheet at May 1, 2021, January 30, 2021, and May 2, 2020 are shown net of accumulated amortization of $1.9 million, $1.7 million, and $1.0 million, respectively.

The following table provides supplemental balance sheet information related to leases:

	May 1, 2021	January 30, 2021	May 2, 2020
Weighted-average remaining lease term (in years):
Operating leases	5	5	5
Finance leases	4	4	4

Weighted-average discount rate:
Operating leases	3.5%	3.5%	3.9%
Finance leases	5.4%	5.5%	7.6%

Index

The following table provides supplemental cash flow and other information related to leases (in thousands):

	13-Weeks Ended
	May 1, 2021	May 2, 2020
Operating cash flows from operating leases	$18,580	$19,724
Operating cash flows from finance leases	$41	$48
Financing cash flows from finance leases	$240	$301

ROU assets obtained in exchange for lease obligations, net:
Operating leases	$14,631	$9,524
Finance leases	$44	$533

Maturities of lease obligation as of May 1, 2021 (in thousands):

	Operating	Finance	Total
Remainder of Fiscal 2022	$49,322	$835	$50,157
Fiscal 2023	63,788	1,085	64,873
Fiscal 2024	49,667	971	50,638
Fiscal 2025	37,323	397	37,720
Fiscal 2026	26,295	302	26,597
Thereafter	40,065	42	40,107
Total minimum lease payments	266,460	3,632	270,092
Less amount representing interest	22,259	274	22,533
	$244,201	$3,358	$247,559

As of May 1, 2021, we have entered into approximately $5.9 million of operating lease obligations related to future store locations that have not yet commenced.

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

The table below segregates all financial assets and financial liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	May 1, 2021			January 30, 2021			May 2, 2020
	Level I	Level II	Level III	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$129	$—	$—	$219	$—	$—	$468	$—	$—
Long-term investments	2,155	—	—	2,107	—	—	1,844	—	—
Short-term contingent earnout	—	—	—	—	—	15,000	—	—	10,000
Long-term contingent earnout	—	—	—	—	—	—	—	—	77
Total investments	$2,284	$—	$—	$2,326	$—	$15,000	$2,312	$—	$10,077

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

The short-term and long-term contingent earnouts represent the fair value of potential additional payments outlined in the Purchase Agreement to the former members and warrant holders of City Gear if certain financial goals were achieved in Fiscal 2020 and Fiscal 2021 ("Earnout"). The total Earnout was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, risk-free rate, and dividend yield. The Earnout was re-valued each quarter in Fiscal 2020 and Fiscal 2021 and any change in valuation was recognized in our consolidated statements of operations. No revaluation was required in Fiscal 2022 and therefore no costs were recognized in store operating, selling, and administrative expenses in Fiscal 2022 as both Earnouts had been fully determined and paid out by the end of Fiscal 2021. As a result of the revaluation for the 13-weeks ended May 2, 2020, a decrease of $11.0 million was recognized in store operating, selling, and administrative expenses.

The table below are reconciliations of the contingent earnout balance for each period presented (in thousands):

	13-Weeks Ended		52-Weeks Ended		13-Weeks Ended
	May 1, 2021		January 30, 2021		May 2, 2020
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Beginning balance	$15,000	$—	$9,958	$11,099	$9,958	$11,099
Change in valuation, net	—	—	3,943	—	42	(11,022)
Payment	(15,000)	—	(10,000)	—	—	—
Reclassification from long-term, net	—	—	11,099	(11,099)	—	—
Ending balance	$—	$—	$15,000	$—	$10,000	$77

5.    Debt

In October 2018, we entered into amended agreements with Bank of America, N.A. and Regions Bank providing for an aggregate amount of credit available to us under each line of credit of $50.0 million for the purpose of financing a portion of the cash purchase price payable in the acquisition of City Gear.

The terms of the Bank of America facility allowed for borrowings up to $50.0 million with an interest rate agreed upon between the lender and us at the time the loan was made. The terms of the Regions Bank facility allowed for borrowings up to $50.0 million with an interest rate at one-month LIBOR plus 1.5%. Both facilities were unsecured, due on demand and set to expire in October 2021. Under the provisions of both facilities, we did not pay commitment fees. However, both were subject to negative pledge agreements that, among other things, restricted liens or transfers of assets including inventory, tangible or intangible personal property, and land and land improvements.

In March 2020, we borrowed $50.0 million under these credit agreements as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic at that time. The proceeds from such borrowings were preserved for working capital, capital expenditures, and general corporate purposes.

On April 16, 2020, we entered into the Second Amended and Restated Note with Regions Bank ("Amended Credit Facility") that provides for an aggregate amount of credit available to us of $75.0 million. The Amended Credit Facility superseded the Regions Bank credit agreement dated October 2018, with a maturity date of April 19, 2021, and is secured by all assets of the Company with the exception of real property. Simultaneous with the execution of the Amended Credit Facility, the $50.0 million outstanding under the previous credit agreements was paid in full, the Bank of America credit agreement dated October 2018 was terminated and we incurred borrowings under the Amended Credit Facility of $50.0 million. On June 5, 2020, we entered into a Note Modification Agreement that extended the maturity date of the Amended Credit Facility from April 19, 2021 to July 18, 2021. No other provisions of the Amended Credit Facility were affected. We are currently in negotiations to replace the Amended Credit Facility.
Borrowings under the Amended Credit Facility bear interest at the one-month LIBOR rate plus 2.5% from April 16, 2020 through October 16, 2020 and the one-month LIBOR rate plus 3.0% from October 17, 2020 through the maturity date. There were no origination fees and we do not pay any commitment fees. The Amended Credit Facility includes a loan fee of $50,000 payable to Regions Bank at the maturity date or at the termination date if the agreement is terminated prior to the maturity date

Index
for any reason including due to an event of default. The loan fee will be waived if the Amended Credit Facility is terminated due to refinancing of the loan with a new loan facility provided by Regions Bank.
The Amended Credit Facility has one financial covenant which requires us to maintain inventory with a minimum value of $150.0 million at all times (measured at the lower of cost or net realizable value consistent with U.S. GAAP). As of May 1, 2021, we were in compliance with this covenant. The Amended Credit Facility also restricts us from engaging in certain acquisitions and from incurring indebtedness, other than certain customary permitted indebtedness related to business operations.
We did not incur any borrowings against the Amended Credit Facility during the 13-weeks ended May 1, 2021. At May 1, 2021, a total of $75.0 million was available to us from the Amended Credit Facility.

There were 97 days during the 52-weeks ended January 30, 2021, where we incurred borrowings against the credit facilities for an average and maximum borrowing of $43.3 million and $50.0 million, respectively, and an average interest rate of 3.45%.

There were 58 days during the 13-weeks ended May 2, 2020, where we incurred borrowings against the credit facilities for an average and maximum borrowing of $38.7 million and $50.0 million, respectively. The average interest rate during the 13-weeks ended May 2, 2020 was 3.22%.

6.    Stock-Based Compensation

The compensation costs that have been charged against income were as follows (in thousands):

	13-Weeks Ended
	May 1, 2021	May 2, 2020
Stock-based compensation expense by type:
Stock options	$174	$90
Restricted stock units	1,788	1,060
Employee stock purchases	85	44
Director deferred compensation	6	23
Total stock-based compensation expense	2,053	1,217
Income tax benefit recognized	479	391
Stock-based compensation expense, net of income tax	$1,574	$826

Expense for restricted stock units is shown net of forfeitures of approximately $0.1 million and $0.3 million for the 13-weeks ended May 1, 2021 and May 2, 2020, respectively.
We have granted the following equity awards:

	13-Weeks Ended
	May 1, 2021	May 2, 2020
Stock options	4,384	27,000
Restricted stock unit awards	61,241	334,485
Performance-based restricted stock unit awards	22,492	—
Deferred stock units	84	2,143

At May 1, 2021, the total compensation costs not yet recognized related to unvested restricted stock unit awards was $10.5 million and the weighted-average period over which such awards are expected to be recognized is 2.7 years. There were no unrecognized compensation costs related to unvested stock options at May 1, 2021.

Index
During the 13-weeks ended May 1, 2021 and May 2, 2020, 4,384 and 27,000 stock options were granted, respectively. The weighted-average grant date fair value of stock options granted during the 13-weeks ended May 1, 2021 and May 2, 2020 was $39.73 and $3.33 per share, respectively.
Under the 2012 Non-Employee Director Equity Plan ("2012 Plan"), no shares of our common stock were awarded during the 13-weeks ended May 1, 2021 or May 2, 2020.
The number of shares purchased, the average price per share, and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	13-Weeks Ended
	May 1, 2021	May 2, 2020
Shares purchased	7,445	17,758
Average price per share	$39.25	$9.29
Weighted-average fair value at grant date	$11.45	$4.21

7.    Earnings Per Share
The computation of basic earnings per share ("EPS") is based on the weighted-average number of common shares outstanding during the period. The computation of diluted EPS is based on the weighted-average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and issuance of restricted stock. The number of incremental shares is calculated by applying the treasury stock method. The following table sets forth the weighted-average number of common shares outstanding (in thousands):

	13-Weeks Ended
	May 1, 2021	May 2, 2020
Weighted-average shares used in basic computations	16,325	16,546
Dilutive equity awards	641	—
Weighted-average shares used in diluted computations	16,966	16,546

For the 13-weeks ended May 1, 2021, we did not exclude any options from the computations of diluted weighted-average common shares or common stock equivalents. For the 13-weeks ended May 2, 2020, all stock-based awards were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We also excluded 55,084 unvested stock awards granted to certain employees from the computations of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by May 1, 2021. Assuming the performance-criteria had been achieved as of May 1, 2021, the incremental dilutive impact would have been 50,773 shares.

8.    Stock Repurchase Activity
In November 2018, the Board of Directors ("Board") authorized the extension of our Stock Repurchase Program ("Program") in the amount of $300.0 million to repurchase our common stock through January 29, 2022. The Program authorizes repurchases of our common stock in open market or negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management. In addition to the Program, we also acquire shares of our common stock from holders of restricted stock unit awards to satisfy tax withholding requirements due at vesting. Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the Program authorization.
During the 13-weeks ended May 1, 2021, we repurchased 541,283 shares of our common stock under the Program at an aggregate cost of $37.3 million and acquired 41,120 shares from holders of restricted stock unit awards to satisfy tax withholding requirements of $2.8 million. During the 13-weeks ended May 2, 2020, we repurchased 428,018 shares of our common stock at an aggregate cost of $9.7 million under the Program and acquired 30,895 shares from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.4 million.

Index
As of May 1, 2021, we had approximately $99.0 million remaining under the Program for stock repurchases.
Subsequent to May 1, 2021, the Program was expanded and extended. See Note 12, Subsequent Events, for additional information.
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

The Company believes that its pending legal matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company's consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Adverse decisions and settlements, including any required changes to the Company's business, or other developments in such matters could affect our operating results in future periods or result in a liability or other amounts material to the Company's annual consolidated financial statements. No material amounts were accrued at May 1, 2021, January 30, 2021, or May 2, 2020 pertaining to legal proceedings or other contingencies.

10.    Income Taxes
Our effective tax rate is based on expected annual income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual effective tax rate based on expected taxable income or loss for the full year and record a quarterly income tax provision (benefit) in accordance with the anticipated annual effective rate and adjust for discrete items. We update the estimates of the taxable income or loss throughout the year as new information becomes available, including year-to-date financial results. This process often results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision (benefit) during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected annual effective tax rate.
We apply the provisions of ASC Subtopic 740-10 in accounting for uncertainty in income taxes. In accordance with ASC Subtopic 740-10, we recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments, and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. Our effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.
At May 1, 2021, we had a liability of $0.7 million associated with unrecognized tax benefits. We file income tax returns in U.S. federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2018 or by most state taxing jurisdictions for years prior to Fiscal 2017.

11.    Related-Party Transactions
The Company leases one store under a lease arrangement with AL Florence Realty Holdings 2010, LLC, a wholly owned subsidiary of Books-A-Million, Inc. ("BAMM"). One of our Directors, Terrance G. Finley is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 2022. Minimum lease payments remaining under this lease at May 1, 2021 and May 2, 2020 were $0.1 million and $0.2 million, respectively.
The Company honored certain contracts in place for its wholly owned subsidiary, City Gear, LLC, upon acquisition. The following listing represents those contracts of which Michael E. Longo, the Company's President and CEO, has or had an interest in, either directly or indirectly:

Index
Memphis Logistics Group ("MLG")

MLG provides logistics and warehousing services to City Gear. Mr. Longo owned a majority interest in MLG and the initial contract term was effective through June 2020 but was extended to June 2021. Effective January 29, 2021, Mr. Longo fully divested his ownership interest in MLG and he no longer has any involvement with its management. In the 13-weeks ended May 2, 2020, payments to MLG under the contract were $1.7 million. The amount outstanding to MLG at January 30, 2021 and May 2, 2020 was $0.3 million and $0.2 million, respectively, and is included in accounts payable on our unaudited condensed consolidated balance sheets.

T.I.G. Construction ("TIG")

TIG historically performed the majority of new store and store remodel construction for City Gear and is owned by a close relative of Mr. Longo. For the 13-weeks ended May 1, 2021 and May 2, 2020, payments to TIG for its services were $1.4 million and $0.7 million, respectively. The amount outstanding to TIG at May 1, 2021, January 30, 2021, and May 2, 2020 was approximately $0.2 million, $26,000, and $0.2 million, respectively, and is included in accounts payable on our unaudited condensed consolidated balance sheets.

Merchant's Capital ("MC")

Merchant's Capital owned the office building where City Gear had its corporate offices in Memphis, Tennessee. Mr. Longo is a 33.3% partner in MC. The initial lease term ended on December 31, 2019 but was extended to April 30, 2020 to allow for the transition of City Gear's corporate office to the Company's Birmingham, Alabama headquarters. In the 13-weeks ended May 1, 2021, there were no lease payments to MC. In the 13-weeks ended May 2, 2020, lease payments to MC were $51,200. There were no amounts outstanding to MC at May 1, 2021, January 30, 2021, or May 2, 2020.

In addition to the related party interests listed above, Mr. Longo also has a membership interest in the earnout discussed in Note 4 - Fair Value of Financial Instruments. Pursuant to the Membership Interest and Warrant Purchase Agreement dated October 29, 2018, and based on Fiscal 2020 financial results, the former members and warrant holders of City Gear were entitled to and were paid the first earnout payment of $10.0 million in June 2020. Based on Fiscal 2021 financial results, the remaining earnout payment of $15.0 million was achieved and paid to the former members and warrant holders of City Gear in April 2021. Mr. Longo's share of the earnout payments was approximately 22.8% or approximately $2.3 million of the initial earnout payment and approximately 22.8% or approximately $3.4 million of the second earnout payment.

12.    Subsequent Events
On May 26, 2021, the Board authorized the expansion of the Program by $500.0 million to a total of $800.0 million and authorized the Program's extension through February 1, 2025.
Subsequent to May 1, 2021, we repurchased 75,000 shares of our common stock at a cost of $6.5 million. As of June 4, 2021, we had approximately $592.5 million remaining under the Program for stock repurchases.
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “forecast,” “guidance,” “outlook,” “estimate” “will,” “may,” “could,” “possible,” “potential,” or other similar words, phrases or expressions. For example, our forward-looking statements include statements regarding:
•the impact of the duration and scope of the COVID-19 pandemic on our business, operations, and financial results, including additional waves of infections or periods of increases in the number of COVID-19 cases in areas in which we operate, and the measures that might be imposed by federal, state, or local governments in response to the pandemic, including restrictions impacting school closures and remote learning requirements, sporting events, and local sports leagues and programs;
•the impact that stimulus payments and extended unemployment benefits will have on consumer demand for our products and our overall business operations;
•the potential impact of new trade, tariff, and tax regulations on our profitability;

Index
•our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;
•our cash needs, including our ability to fund our future capital expenditures, working capital requirements, and repurchases of Company common stock under our stock repurchase program ("Program");
•our relationships with vendors and the loss of key vendor support;
•our ability to retain key personnel at Hibbett and City Gear;
•our anticipated net sales, comparable store net sales changes, net sales growth, gross margins, expenses, and earnings;
•our business strategy, omni-channel platform, logistics structure, target market presence, and the expected impact of such factors on our net sales growth;
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
•the cost of regulatory compliance, including the costs and possible outcomes of pending legal actions and other contingencies, and new or additional legal, legislative, and regulatory requirements to reduce or mitigate the effects of climate change;
•our analysis of our risk factors and their possible effect on financial results;
•our ability and plans to replace our credit facility;
•our expectations regarding our capital expenditures and dividend policy;
•our seasonal sales patterns and assumptions concerning customer buying behavior;
•our ability to retain new customers;
•our expectations regarding competition;
•our estimates and assumptions as they relate to preferable tax and financial accounting methods, accruals, inventory valuations, long-lived assets, carrying amount and liquidity of financial instruments, fair value of options and other stock-based compensation, economic and useful lives of depreciable assets and leases, income tax liabilities, deferred taxes, and uncertain tax positions;
•our expectations concerning future stock-based award types and the exercise of outstanding stock options;
•the possible effect of inflation, market decline, and other economic changes on our costs and profitability;
•our assessment of the materiality and impact on our business of adopting recent accounting pronouncements issued by the Financial Accounting Standards Board;
•the possible effects of uncertainty within the capital markets, on the commercial credit environment, and on levels of consumer confidence;
•our analyses of trends as related to marketing, sales, and earnings performance;
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

A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements. Our forward-looking statements are based on currently available operational, financial, and business information and speak only as of the date of this report. Our business, financial condition, results of operations, and prospects may have changed since that date. For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors” in our Form 10-K for the fiscal year ended January 30, 2021, filed with the Securities and Exchange Commission ("SEC") on April 7, 2021 ("2021 Annual Report"). You should also read such information in conjunction with our unaudited condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Moreover, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on our forward-looking statements.

Index
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

Investor Access to Company Filings

We make available free of charge on our website, www.hibbett.com under the heading “Investor Relations,” copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Securities Exchange Act") as well as all Forms 3, 4, and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the SEC on its EDGAR database at www.sec.gov. In addition to accessing copies of our reports online, you may request a copy of our 2021 Annual Report, at no charge, by writing to: Investor Relations, Hibbett Sports, Inc., 2700 Milan Court, Birmingham, Alabama 35211.

General Overview
Hibbett Sports, Inc., headquartered in Birmingham, Alabama, is a leading athletic-inspired fashion retailer primarily located in underserved communities across the country. Founded in 1945, Hibbett stores have a rich history of convenient locations, personalized customer service, and access to coveted footwear and apparel from top brands like Nike, Jordan, and adidas. Consumers can browse styles, find new releases, and make purchases by visiting www.hibbett.com. Purchases can be made online or by visiting their nearest store. Follow us @hibbettsports and @citygear on Facebook, Instagram, and Twitter. As of May 1, 2021, we operated a total of 1,071 retail stores in 35 states composed of 883 Hibbett Sports stores, 170 City Gear stores, and 18 Sports Additions athletic shoe stores.

Our Hibbett Sports stores average 5,800 square feet and are located primarily in strip centers, which are usually near a major chain retailer. Our City Gear stores average 5,000 square feet and are located primarily in strip centers. As of May 1, 2021, our store base consisted of 807 stores located in strip centers, 32 free-standing stores, and 232 enclosed mall locations.

Our primary merchandising strategy is to provide a broad assortment of quality brand name footwear, apparel, and accessories at competitive prices in a conveniently located full-service environment. We continue to grow our online business aggressively, while enhancing our stores to improve the overall customer experience. We believe that the breadth and depth of our brand name merchandise consistently exceeds the product selection carried by most of our competitors, particularly in our smaller markets. Many of these brand name products are highly technical and require expert sales assistance. We continuously educate our sales staff on new products and trends through coordinated efforts with our vendors.

Comparable store sales - Comparable store sales for a particular period include our Hibbett Sports, City Gear, and Sports Additions stores open throughout that period and the corresponding period of the prior fiscal year, and e-commerce sales. We consider comparable store sales to be a key indicator of our current performance; measuring the growth in sales and sales productivity of existing stores. Management believes that positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to deleveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow.
If a store remodel, relocation, or expansion results in the store being closed for a significant period, its sales are removed from the comparable store sales base until it has been open a full 12 months. In addition, rebranded stores are treated as a new store and are not presented in comparable store sales until they have been open a full 12 months under the new brand.

During the 13-weeks ended May 1, 2021, we included 1,035 stores in comparable store sales.

Executive Summary

Net sales for the 13-weeks ended May 1, 2021, increased 87.8% to $506.9 million, compared with $269.8 million for the 13-weeks ended May 2, 2020. Comparable store sales increased 87.3%. Brick and mortar comparable store sales increased 113.5%. E-commerce sales grew by 1.0% and represented 11.7% of total net sales for the first quarter compared to 22.3% in the prior year first quarter. We believe our record quarterly sales growth was driven by new customer acquisition and retention,

Index
prior year market disruption, government stimulus, the availability of in-demand product, and improved store level engagement, which collectively helped increase traffic and revenue per transaction in the quarter.

Store operating, selling, and administrative ("SG&A") expenses were 18.1% of net sales for the 13-weeks ended May 1, 2021, compared with 33.1% of net sales for the 13-weeks ended May 2, 2020. This decrease was the result of leverage gained from the strong sales performance as well as having minimal costs in the current year associated with City Gear acquisition and integration activities and cycling the pandemic-induced impairment and valuation charges recorded in the first quarter of the prior year. First quarter SG&A expenses of 18.1% of net sales compares to prior year first quarter adjusted SG&A expenses of 23.9% of net sales, which excludes certain City Gear acquisition and integration activities and pandemic-related impairment and valuation costs. This decrease of approximately 580 basis points was also primarily due to leverage from the significant sales increase.

During the first quarter of Fiscal 2022, we opened six new stores and closed two underperforming stores bringing the store base to 1,071 in 35 states as of May 1, 2021. We ended the first quarter of Fiscal 2022 with $270.9 million of available cash and cash equivalents with no outstanding debt. Net inventory was $182.4 million at May 1, 2021, a 24.6% decrease compared to the prior year first quarter. The continued strength of consumer demand for the products we carry and ongoing supply chain constraints during the quarter were the main drivers of the inventory reduction.

About Non-GAAP Measures

This Management Discussion and Analysis includes certain non-GAAP financial measures for the 13-weeks ended May 2, 2020, including adjusted net income, earnings per share, cost of goods sold, gross margin, SG&A expenses, and operating income as a percentage of net sales. Management believes these non-GAAP financial measures are useful to investors to facilitate comparisons of our current financial results to historical operations and the financial results of peer companies, as they exclude the effects of items that may not be indicative of, or are unrelated to, our underlying operating results, such as expenses related to the COVID-19 pandemic and the acquisition of City Gear. Costs related to the COVID-19 pandemic include impairment charges of goodwill, tradename, and other assets and lower of cost or net realizable value inventory reserve charges. The costs related to the acquisition of City Gear include change in valuation of the contingent earnout and professional fees. There were no non-GAAP financial measures for the 13-weeks ended May 1, 2021.

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

Reconciliations of our unaudited condensed consolidated statements of operations for the 13 weeks ended May 2, 2020, as reported on a GAAP basis, to statements of operations for the same period prepared on a non-GAAP basis, are provided below under the heading “GAAP to Non-GAAP Reconciliations.”

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical and significant accounting policies and estimates are described more fully in our 2021 Annual Report. There have been no changes in our accounting policies in the current period ended May 1, 2021, that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended May 1, 2021, for information regarding recent accounting pronouncements.

Index
Results of Operations
Summarized Unaudited Information

	13-Weeks Ended
	May 1, 2021	May 2, 2020
Statements of Operations
Net sales increase (decrease)	87.8%	(21.4%)
Comparable store sales increase (decrease)	87.3%	(19.5%)
Gross margin (as a % to net sales)	41.4%	27.5%
SG&A expenses (as a % to net sales)	18.1%	25.8%
Goodwill impairment (as a % of net sales)	—%	7.3%
Depreciation and amortization (as a % to net sales)	1.6%	2.5%
Provision (benefit) for income taxes (as a % to net sales)	5.0%	(2.6%)
Net income (loss) (as a % to net sales)	16.7%	(5.7%)
Diluted earnings (loss) per share	$5.00	$(0.92)
Weighted-average dilutive shares (in thousands)	16,966	16,546

Balance Sheets
Ending cash and cash equivalents (in thousands)	$270,852	$106,205
Average inventory per store	$170,281	$224,475

Store Information
Beginning of period	1,067	1,081
New stores opened	6	3
Rebranded stores	—	2
Stores closed	(2)	(8)
End of period	1,071	1,078

Estimated square footage at end of period (in thousands)	6,041	6,088

Share Repurchase Information
Shares purchased under our Program	541,283	428,018
Cost (in thousands)	$37,314	$9,748
Settlement of net share equity awards	41,120	30,895
Cost (in thousands)	$2,846	$424

13-Weeks Ended May 1, 2021 Compared to 13-Weeks Ended May 2, 2020

Net sales

Net sales for the 13-week period ended May 1, 2021, increased 87.8% to $506.9 million compared with $269.8 million for the 13-week period ended May 2, 2020. Comparable store sales increased 87.3%. Brick and mortar comparable sales increased 113.5%. E-commerce sales grew by 1.0% and represented 11.7% of total net sales for the first quarter compared to 22.3% in the prior year first quarter. Our stores were open to the public for approximately 60% of the available days in the prior year first quarter, which drove a significant amount of business to our online channel. Also, product launches shifted exclusively to online during much of that time period. This year, the product launch business migrated more heavily back toward stores, which impacted e-commerce comparable store sales. Although e-commerce revenue was relatively flat compared to last year’s first quarter, online revenues have grown by over 105.0% compared to the first quarter of Fiscal 2020. We believe our record quarterly sales growth was driven by new customer acquisition and retention, prior year market disruption, government

Index
stimulus, the availability of in-demand product, and improved store level engagement, which collectively helped increase traffic and revenue per transaction in the quarter.

Gross margin

Gross margin was 41.4% of net sales for the 13-week period ended May 1, 2021, compared with 27.5% of net sales for the 13-week period ended May 2, 2020. The approximate 1,390 basis point increase was driven by higher sell-through, a low promotional environment, a mix shift away from e-commerce sales, which carry a lower margin due to incremental fulfillment costs, leverage of store occupancy expenses, and a decline in non-cash lower of cost or net realizable value ("inventory valuation") reserve charges. Gross margin of 41.4% for the first quarter of the current year compares to the prior year first quarter adjusted gross margin of 29.4%, which excludes adjustments to our non-cash inventory valuation reserves last year. This year over year improvement was the result of higher sell-through, a lower promotional environment, a mix shift away from e-commerce, and leverage of store occupancy expenses.
SG&A expenses
SG&A expenses were 18.1% of net sales for the 13-week period ended May 1, 2021, compared with 33.1% of net sales for the 13-week period ended May 2, 2020. This decrease was the result of leverage gained from the strong sales performance as well as having minimal costs in the current year associated with City Gear acquisition and integration activities and cycling the pandemic-induced impairment and valuation charges recorded in the first quarter of the prior year. First quarter SG&A expenses of 18.1% of net sales in the current year compares to prior year first quarter adjusted SG&A expenses of 23.9% of net sales, which excludes certain City Gear acquisition and integration activities and pandemic-related impairment and valuation costs. This decrease of approximately 580 basis points was also primarily due to leverage from the significant sales increase.
Depreciation and amortization
Depreciation and amortization of $8.1 million decreased approximately 95 basis points as a percentage of net sales for the 13-weeks ended May 1, 2021, compared to the same period of the prior fiscal year. This decrease was mainly due to the leverage from higher net sales.

Provision (benefit) for income taxes

The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 23.0% for the 13-weeks ended May 1, 2021, and was 31.2% for the 13-weeks ended May 2, 2020. The quarterly effective tax rate fluctuates based on full-year taxable income projections and is also influenced by the relative level of pretax income or loss in each quarter.

Net income (loss)

Net income for the 13-week period ended May 1, 2021, was $84.8 million, or $5.00 per diluted share, compared with a net loss of $15.3 million, or $0.92 per share, for the 13-week period ended May 2, 2020. As there were no adjustments in the first quarter of the current year, net income for the 13-week period ended May 1, 2021, was $84.8 million, or $5.00 per diluted share, compared to adjusted net income for the 13-week period ended May 2, 2020, of $5.2 million, or $0.31 per diluted share.

Index

GAAP to Non-GAAP Reconciliations
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables provide reconciliations of our unaudited condensed consolidated statement of operations for the 13-weeks ended May 2, 2020, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.

13-Weeks Ended May 2, 2020
		Excluded Amounts
	GAAP Basis (As Reported)	Acquisition Costs(1)	COVID-19 (2)	Non-GAAP Basis (As Adjusted)
					% of Sales
Cost of goods sold	$195,690	$—	$5,089	$190,601	70.6%
Gross margin	$74,147	$—	$5,089	$79,236	29.4%
SG&A expenses	$69,673	$654	$4,433	$64,586	23.9%
Goodwill impairment	19,661	—	19,661	—	—%
Operating (loss) income	$(22,057)	$654	$29,183	$7,780	2.9%
(Benefit) provision for income taxes	$(6,940)	$204	$9,112	$2,376	0.9%
Net (loss) income	$(15,287)	$450	$20,072	$5,235	1.9%
Diluted (loss) earnings per share(3)	$(0.92)	$0.03	$1.21	$0.31

1) Excluded acquisition amounts during the 13-week period ended May 2, 2020, related to the acquisition of City Gear, LLC, consist primarily of change in valuation of the contingent earnout and accounting and professional fees.
2) Excluded amounts during the 13-week period ended May 2, 2020, related to COVID-19 pandemic, consist primarily of non-cash inventory valuation reserve charges in cost of goods sold and impairment costs (goodwill, tradename, and other assets) in SG&A expenses.
3) Weighted-average diluted shares outstanding were not adjusted for dilutive options and restricted stock in the calculation of GAAP loss per share.

Index

Liquidity and Capital Resources

Impact of the COVID-19 Pandemic on Liquidity

In response to the uncertain market conditions resulting from the COVID-19 pandemic early in the first quarter of Fiscal 2021, we enhanced our liquidity position through the following actions:
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
•We worked with merchandise and non-merchandise vendors to extend payment terms temporarily through the end of May 2020.
•We negotiated rent deferrals with landlords at select locations.

As the result of strong sales beginning in the second quarter of Fiscal 2021, our liquidity position improved significantly. We ended the first quarter of Fiscal 2022 with $270.9 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet. As of May 1, 2021, we had no debt outstanding and full availability under our $75.0 million secured credit facility.

Inventory at the end of the first quarter of Fiscal 2022 was $182.4 million, a 24.6% decrease compared to the prior year first quarter. The continuing strength of sales in both brick and mortar and e-commerce channels coupled with ongoing supply chain constraints were the main drivers of the lower inventory levels.
Analysis of Cash Flows
Our capital requirements relate primarily to new store openings, relocations, and remodels, stock repurchases, investments in facilities, and systems to support company growth and working capital requirements. Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year. Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under our credit facilities. We use excess cash to offset bank fees and may invest in interest-bearing securities and money market accounts at management's discretion.
Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	13-Weeks Ended
	May 1, 2021	May 2, 2020
Net cash provided by operating activities	$108,360	$3,882
Net cash used in investing activities	(6,931)	(3,447)
Net cash (used in) provided by financing activities	(39,867)	39,692
Net increase in cash and cash equivalents	$61,562	$40,127
Operating Activities.

Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, such as winter holidays, the spring sales period, and late summer back-to-school shopping season. Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $108.4 million for the 13-weeks ended May 1, 2021, compared with net cash provided by operating activities of $3.9 million for the 13-weeks ended May 2, 2020. Operating activities consist primarily of net income adjusted for certain non-cash items and changes in operating assets and liabilities. Adjustments to net income for non-cash items include depreciation and amortization, valuation of the contingent City Gear earnout liability, impairments,

Index
deferred income taxes, and stock-based compensation. Net cash provided by operating activities for May 1, 2021 and May 2, 2020 was impacted by the following:
•Net income provided cash of $84.8 million and used cash of $15.3 million during the 13-weeks ended May 1, 2021 and May 2, 2020, respectively.
•Non-cash charges included depreciation and amortization expense of $8.1 million and $6.9 million and stock-based compensation expense of $2.1 million and $1.2 million during the 13-weeks ended May 1, 2021 and May 2, 2020, respectively. Depreciation expense increased due to capital expenditure investments in new stores, existing store remodels, and supporting corporate infrastructure. Fluctuations in stock-based compensation generally result from the variability associated with performance-based equity awards, fluctuations in the price of our common stock, and the effects of forfeitures in any given period.
•Other non-cash adjustments to net income for the 13-weeks ended May 2, 2020, included $32.6 million of asset impairment charges with the largest impact resulting from a significant temporary decrease in the market valuation of the Company at the onset of the COVID-19 pandemic, partially offset by an $11.0 million change in the valuation of the contingent earnout related to the City Gear acquisition.
•Net inventories decreased $19.7 million and $46.0 million during the 13-weeks ended May 1, 2021 and May 2, 2020, respectively. Inventory levels typically decline during the first half of the year, but the decreases have been more pronounced over the last two years due to a significant increase in sales volume and constraints within the supply chain.
•The change in receivables in the 13-weeks ended May 2, 2020, of $11.9 million resulted primarily from employee retention credits under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and an increase in receivables related to strong e-commerce sales.
•The change in accounts payable used cash of $2.7 million and $33.5 million during the 13-weeks ended May 1, 2021 and May 2, 2020, respectively. This change is due mainly to the timing of payments in relation to inventory receipts.
•The change in income tax payable, net, provided cash of $22.8 million and used cash of $4.5 million during the 13-weeks ended May 1, 2021 and May 2, 2020, respectively. This change is impacted by the timing of estimated tax payments that are determined based on projected annual taxable income. The taxable income projection in the current year is based on strong financial results versus last year, which was significantly impacted by the uncertainty of the COVID-19 pandemic.

Additionally, we paid $15.0 million during the 13-weeks ended May 1, 2021, to the former members and warrant holders of City Gear for achievement of previously defined financial goals in the second-year post acquisition. Of this amount, $13.8 million was reflected as operating activities and $1.2 million was reflected as financing activities, which represents the fair value of the long-term portion of the contingent earnout booked through the purchase price allocation.

Investing Activities.
Net cash used in investing activities in the 13-weeks ended May 1, 2021, totaled $6.9 million compared with net cash used in investing activities of $3.4 million in the 13-weeks ended May 2, 2020. Capital expenditures used $7.0 million of cash in the 13-weeks ended May 1, 2021, versus $4.1 million of cash in the 13-weeks ended May 2, 2020. Capital expenditures are primarily related to opening new stores, remodeling, expanding or relocating existing stores, and continued investment in digital initiatives.
We opened six new stores during the 13-weeks ended May 1, 2021, as compared to opening three new stores and rebranding two existing stores during the 13-weeks ended May 2, 2020.
We anticipate that our capital expenditures for the fiscal year ending January 29, 2022 will primarily relate to expenditures for:
•the opening of new stores;
•the remodeling, relocation, or expansion of selected existing stores;
•digital initiatives
•corporate, distribution, and information system infrastructure and enhancements; and
•other departmental needs.
Financing Activities.

Net cash used in financing activities was $39.9 million in the 13-weeks ended May 1, 2021, compared to net cash provided by financing activities of $39.7 million in the prior year period. During the 13-weeks ended May 1, 2021, we had no borrowings against our credit facilities compared to net borrowings on our credit facilities of $50.0 million in the same period of the prior year. In the current year's first quarter, we have repurchased $37.3 million of our common stock under our Program. This

Index
compares to $9.7 million used to repurchase our common stock under our Program in the same period of the prior year. See Note 8, Stock Repurchase Activity, to the unaudited condensed consolidated financial statements for additional information.

At May 1, 2021, we had one secured credit facility with Regions Bank that allows for borrowings up to $75.0 million ("Amended Credit Facility"), which has a maturity date of July 18, 2021. Under the provisions of the Amended Credit Facility, we do not pay commitment fees. The Amended Credit Facility is secured by all assets of the Company with the exception of real property. As of May 1, 2021, a total of $75.0 million was available to us under the facility. See Note 5, Debt, to the unaudited condensed consolidated financial statements for additional information.

Based on our current operating plans, store forecasts, plans for the repurchase of our common stock, and expected capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against our Amended Credit Facility.

Quarterly and Seasonal Fluctuations
We experience seasonal fluctuations in our net sales and results of operations. We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including unseasonal weather patterns, the timing of high demand footwear launches, demand for merchandise driven by local interest in sporting events, back-to-school sales, and the timing of sales tax holidays and annual income tax refunds. The COVID-19 pandemic has negatively impacted youth and high school team sports and has resulted in some shifts of normal seasonal patterns during the periods presented.

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
Additionally, Regions Bank is committed to provide loans under our Amended Credit Facility. There is a risk that Regions Bank cannot deliver against these obligations. For a further discussion of this risk and risks related to our deposits, see “Risk Factors” in our 2021 Annual Report.
Interest Rate Risk
Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our 2021 Annual Report.

Borrowing under the Amended Credit Facility uses the London Interbank Offering Rate (LIBOR) as a benchmark for establishing the interest rate. LIBOR has been the subject of recent national, international, and other regulatory guidance and proposals for reform, and the financial industry is currently transitioning away from LIBOR as a benchmark for the interbank lending market. Due to the short-term nature of our current secured credit facility, the potential transition away from LIBOR does not impact us.

ITEM 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of May 1, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed,

Index
summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended May 1, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings.

Information relating to material legal proceedings is set forth in Note 9, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.    Risk Factors.

We operate in an environment that involves a number of risks and uncertainties which are described in our 2021 Annual Report. If any of the risks described in our 2021 Annual Report were to actually occur, our business, results of operations, and financial results could be adversely affected. There were no material changes to the risk factors disclosed in our 2021 Annual Report.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the 13-weeks ended May 1, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
January 31, 2021 to February 27, 2021	—	$—	—	$136,347
February 28, 2021 to April 3, 2021	408,490	$68.41	383,178	$110,117
April 4, 2021 to May 1, 2021	173,913	$70.23	158,105	$99,032
Total	582,403	$68.96	541,283	$99,032
(1)In November 2018, our Board of Directors authorized the extension of our $300.0 million Program through January 29, 2022. Subsequent to May 1, 2021, our Board of Directors authorized an expansion of the Program by $500.0 million to $800.0 million and extended the date through February 1, 2025. The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. See Note 8, Stock Repurchase Activity, and Note 12, Subsequent Events, to the unaudited condensed consolidated financial statements for additional information.

Index
ITEM 6.    Exhibits.

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description
Certificate of Incorporation and By-Laws
3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 28, 2021.

Form of Stock Certificate
4.1		Form of Stock Certificate; incorporated herein by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2007.

Material Agreements
None.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 1, 2021, has been formatted in Inline XBRL.
	*	Filed Within

Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT SPORTS, INC.

Date:	June 7, 2021	By:	/s/ Robert Volke
Robert Volke
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)