Form 10-Q
period 2021-07-31
HIBBETT INC
filed 2021-09-07
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________________________ to __________________________
COMMISSION FILE NUMBER:          000-20969

HIBBETT, INC.
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
Shares of common stock, par value $0.01 per share, outstanding as of September 3, 2021, were 14,805,414 shares.

HIBBETT, INC.

Index
PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	July 31, 2021	January 30, 2021	August 1, 2020
Current assets:
Cash and cash equivalents	$176,841	$209,290	$217,809
Receivables, net	14,230	11,905	13,907
Inventories, net	216,789	202,038	182,035
Other current assets	11,062	16,567	6,015
Total current assets	418,922	439,800	419,766

Property and equipment, net	115,133	107,159	98,574
Operating right-of-use assets	222,654	216,224	222,896
Finance right-of-use assets, net	2,881	3,285	2,560
Tradename intangible asset	23,500	23,500	23,500
Deferred income taxes, net	13,509	14,625	15,161
Other assets, net	3,475	3,573	4,386
Total assets	$800,074	$808,166	$786,843

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$102,361	$107,215	$124,303
Operating lease obligations	59,709	58,613	61,463
Finance lease obligations	997	956	868
Accrued payroll expenses	23,063	29,948	19,907
Other accrued expenses	16,989	28,588	40,887
Total current liabilities	203,119	225,320	247,428
Operating lease obligations	191,459	186,133	188,593
Finance lease obligations	2,144	2,599	1,994
Unrecognized tax benefits	674	725	690
Other liabilities	2,499	2,353	2,459
Total liabilities	399,895	417,130	441,164

Stockholders' investment:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 39,578,018, 39,379,865 and 39,286,920 shares issued at July 31, 2021, January 30, 2021, and August 1, 2020, respectively	396	394	393
Paid-in capital	199,713	194,534	190,992
Retained earnings	986,568	858,951	809,754
Treasury stock, at cost; 24,472,892, 22,901,101 and 22,743,290 shares repurchased at July 31, 2021, January 30, 2021, and August 1, 2020, respectively	(786,498)	(662,843)	(655,460)
Total stockholders' investment	400,179	391,036	345,679
Total liabilities and stockholders' investment	$800,074	$808,166	$786,843
See notes to unaudited condensed consolidated financial statements.

Index

HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13-Weeks Ended				26-Weeks Ended
	July 31, 2021		August 1, 2020		July 31, 2021		August 1, 2020
		% to Sales		% to Sales		% to Sales		% to Sales
Net sales	$419,257		$441,607		$926,117		$711,445
Cost of goods sold	255,930	61.0%	278,010	63.0%	552,827	59.7%	473,701	66.6%
Gross margin	163,327	39.0%	163,597	37.0%	373,290	40.3%	237,744	33.4%
Store operating, selling, and administrative expenses	93,442	22.3%	99,835	22.6%	185,181	20.0%	169,508	23.8%
Goodwill impairment	—	—%	—	—%	—	—%	19,661	2.8%
Depreciation and amortization	8,385	2.0%	7,484	1.7%	16,459	1.8%	14,354	2.0%
Operating income	61,500	14.7%	56,278	12.7%	171,650	18.5%	34,221	4.8%
Interest expense, net	28	—%	206	—%	127	—%	376	0.1%
Income before provision for income taxes	61,472	14.7%	56,072	12.7%	171,523	18.5%	33,845	4.8%
Provision for income taxes	14,776	3.5%	15,717	3.6%	40,061	4.3%	8,777	1.2%
Net income	$46,696	11.1%	$40,355	9.1%	$131,462	14.2%	$25,068	3.5%

Basic earnings per share	$2.98		$2.44		$8.21		$1.52
Diluted earnings per share	$2.86		$2.38		$7.90		$1.50

Weighted-average shares:
Basic	15,691		16,535		16,008		16,540
Diluted	16,305		16,982		16,635		16,764
See notes to unaudited condensed consolidated financial statements.
Percentages may not foot due to rounding.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	26-Weeks Ended
	July 31, 2021	August 1, 2020
Cash Flows From Operating Activities:
Net income	$131,462	$25,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,459	14,354
Stock-based compensation	3,183	1,854
Impairment charges	402	33,173
Contingent earnout, net	(13,761)	(1,746)
Other non-cash adjustments	75	(6,712)
Changes in operating assets and liabilities:
Inventories, net	(14,751)	105,976
Receivables, net	(2,324)	(5,686)
Accounts payable	(8,260)	(7,359)
Income tax payable, net	8,956	14,490
Other assets and liabilities	(5,909)	5,457
Net cash provided by operating activities	115,532	178,869

Cash Flows From Investing Activities:
Capital expenditures	(20,835)	(12,452)
Other, net	79	562
Net cash used in investing activities	(20,756)	(11,890)

Cash Flows From Financing Activities:
Proceeds under credit facilities	—	117,535
Repayments under credit facilities	—	(117,535)
Stock repurchases	(120,477)	(9,748)
Cash used for contingent earnout	(1,239)	(4,761)
Cash dividends paid to stockholders	(3,846)	—
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	1,997	261
Other, net	(3,660)	(1,000)
Net cash used in financing activities	(127,225)	(15,248)

Net (decrease) increase in cash and cash equivalents	(32,449)	151,731
Cash and cash equivalents, beginning of period	209,290	66,078
Cash and cash equivalents, end of period	$176,841	$217,809
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

13-Weeks Ended July 31, 2021
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - May 1, 2021	39,559	$395	$198,356	$943,718	23,484	$(703,003)	$439,466
Net income	—	—	—	46,696	—	—	46,696
Issuance of shares through the Company's equity plans	19	1	225	—	—	—	226
Purchase of shares under the stock repurchase program	—	—	—	—	985	(83,164)	(83,164)
Settlement of net share equity awards	—	—	—	—	4	(331)	(331)
Cash dividends declared, $0.25 per common share	—	—	—	(3,846)	—	—	(3,846)
Stock-based compensation	—	—	1,131	—	—	—	1,131
Balance - July 31, 2021	39,578	$396	$199,713	$986,568	24,473	$(786,498)	$400,179

13-Weeks Ended August 1, 2020
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - May 2, 2020	39,255	$393	$190,260	$769,315	22,739	$(655,401)	$304,567
Net income	—	—	—	40,355	—	—	40,355
Issuance of shares through the Company's equity plans	32	—	95	—	—	—	95
Adjustment for adoption of accounting standard(1)	—	—	—	84	—	—	84
Purchase of shares under the stock repurchase program	—	—	—	—	—	—	—
Settlement of net share equity awards	—	—	—	—	4	(59)	(59)
Stock-based compensation	—	—	637	—	—	—	637
Balance - August 1, 2020	39,287	$393	$190,992	$809,754	22,743	$(655,460)	$345,679
Note: Columns may not foot due to rounding.

(1) Adoption of Accounting Standards Update ("ASU") No. 2016-13, Topic 326, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. See Note 2, Recent Accounting Pronouncements, in our Annual Report on Form 10-K filed on April 7, 2021.

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

26-Weeks Ended July 31, 2021
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - January 30, 2021	39,380	$394	$194,534	$858,951	22,901	$(662,843)	$391,036
Net income	—	—	—	131,462	—	—	131,462
Issuance of shares through the Company's equity plans	198	2	1,995	—	—	—	1,997
Purchase of shares under the stock repurchase program	—	—	—	—	1,527	(120,477)	(120,477)
Settlement of net share equity awards	—	—	—	—	45	(3,178)	(3,178)
Cash dividends declared, $0.25 per common share	—	—	—	(3,846)	—	—	(3,846)
Stock-based compensation	—	—	3,183	—	—	—	3,183
Balance - July 31, 2021	39,578	$396	$199,713	$986,568	24,473	$(786,498)	$400,179

26-Weeks Ended August 1, 2020
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - February 1, 2020	39,141	$391	$188,879	$784,942	22,280	$(645,229)	$328,983
Net income	—	—	—	25,068	—	—	25,068
Issuance of shares through the Company's equity plans	146	2	259	—	—	—	261
Adjustment for adoption of accounting standard(1)	—	—	—	(256)	—	—	(256)
Purchase of shares under the stock repurchase program	—	—	—	—	428	(9,748)	(9,748)
Settlement of net share equity awards	—	—	—	—	35	(483)	(483)
Stock-based compensation	—	—	1,854	—	—	—	1,854
Balance - August 1, 2020	39,287	$393	$190,992	$809,754	22,743	$(655,460)	$345,679
Note: Columns may not foot due to rounding.

(1) Adoption of Accounting Standards Update ("ASU") No. 2016-13, Topic 326, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. See Note 2, Recent Accounting Pronouncements, in our Annual Report on Form 10-K filed on April 7, 2021.

See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation and Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett, Inc. and its wholly-owned subsidiaries (including the condensed consolidated balance sheet as of January 30, 2021, which has been derived from audited financial statements) have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to “Hibbett,” “we,” “our,” “us,” and the “Company” refer to Hibbett, Inc. and its subsidiaries, as well as its predecessors.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, filed on April 7, 2021 ("2021 Annual Report"). The unaudited condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described in the 2021 Annual Report and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position, and cash flows for the periods presented.

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

Property and equipment consist of the following (in thousands):

	July 31, 2021	January 30, 2021	August 1, 2020
Land	$7,277	$7,277	$7,277
Buildings	21,718	21,505	21,635
Equipment	109,647	104,431	97,909
Furniture and fixtures	43,126	42,448	37,654
Leasehold improvements	117,845	109,220	104,322
Construction in progress	6,602	1,470	1,515
Total property and equipment	306,215	286,351	270,312
Less: accumulated depreciation and amortization	191,082	179,192	171,738
Total property and equipment, net	$115,133	$107,159	$98,574

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

Gift Cards, Customer Orders, and Layaways: The net deferred revenue liability for gift cards, customer orders, and layaways at July 31, 2021, January 30, 2021, and August 1, 2020 was $10.4 million, $8.8 million, and $9.5 million, respectively, recognized in accounts payable on our unaudited condensed consolidated balance sheets. We recognize revenue when a gift card is redeemed by the customer and recognize gift card breakage income in net sales in proportion to the redemption pattern of rights exercised by the customer. For all periods presented, gift card breakage was immaterial.

Index

During the 13-weeks ended July 31, 2021 and August 1, 2020, $0.6 million and $0.5 million, respectively, of gift card deferred revenue from prior periods was realized. During the 26-weeks ended July 31, 2021 and August 1, 2020, $1.0 million and $0.8 million, respectively, of gift card deferred revenue from prior periods was realized.

Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheets and was $3.6 million, $3.4 million, and $3.2 million at July 31, 2021, January 30, 2021, and August 1, 2020, respectively.

Return Sales: The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price. The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheets. The return asset and corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer is immaterial.

Retail Store Sales: For merchandise sold in our stores, revenue is recognized at the point of sale when tender is accepted and the customer takes possession of the merchandise.

Revenues disaggregated by major product categories are as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Footwear	$270,142	$287,010	$592,723	$474,224
Apparel	110,424	119,748	241,531	178,184
Equipment	38,691	34,849	91,863	59,037
Total	$419,257	$441,607	$926,117	$711,445

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

In valuing goodwill, we use a combination of the Discounted Cash Flow methodology and the Guideline Public Company methodology, which require assumptions related to future cash flows, discount rate, and comparable public company entities. In the 13-weeks ended May 2, 2020 and year ended January 30, 2021, we determined that goodwill of our City Gear reporting unit was fully impaired and recognized a non-cash impairment charge of $19.7 million. No impairment related to goodwill was recognized during the 13-weeks or 26-weeks ended July 31, 2021.

In valuing the tradename intangible, we use the Relief from Royalty method which requires assumptions related to future revenues, royalty rate, and discount rate. In the 13-weeks ended May 2, 2020 and year ended January 30, 2021, we determined that the City Gear tradename was partially impaired and recognized a non-cash impairment charge of $8.9 million in store operating, selling, and administrative expenses on our unaudited condensed consolidated statements of operations. No impairment related to the tradename intangible was recognized during the 13-weeks or 26-weeks ended July 31, 2021.

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

Standards that are not yet adopted

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations. As of July 31, 2021, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our financial reporting.

3.    Leases

ROU lease assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to test ROU assets (or asset groups that contain one or more ROU assets for impairment), whether ROU assets are impaired, and if so, the amount of the impairment loss to recognize. An asset group impairment charge of approximately $0.1 million and $0.5 million was recognized in the 13-weeks ended July 31, 2021 and August 1, 2020, respectively. An asset group impairment charge of approximately $0.5 million and $4.6 million was recognized in the 26-weeks ended July 31, 2021 and August 1, 2020, respectively.

Lease costs are as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating lease cost	$15,679	$16,629	$30,561	$33,769
Finance lease cost:
Amortization of assets	235	244	414	479
Interest on lease liabilities	38	46	79	94
Variable lease cost	5,056	1,555	10,921	347
	$21,008	$18,474	$41,975	$34,689

Finance ROU assets on the unaudited condensed consolidated balance sheets at July 31, 2021, January 30, 2021, and August 1, 2020 are shown net of accumulated amortization of $2.1 million, $1.7 million, and $1.0 million, respectively.

The following table provides supplemental balance sheet information related to leases:

	July 31, 2021	January 30, 2021	August 1, 2020
Weighted-average remaining lease term (in years):
Operating leases	5	5	5
Finance leases	3	4	4

Weighted-average discount rate:
Operating leases	3.4%	3.5%	3.8%
Finance leases	5.3%	5.5%	7.4%

Index

The following table provides supplemental cash flow and other information related to leases (in thousands):

	26-Weeks Ended
	July 31, 2021	August 1, 2020
Operating cash flows from operating leases	$37,166	$37,827
Operating cash flows from finance leases	$79	$94
Financing cash flows from finance leases	$482	$517

ROU assets obtained in exchange for lease obligations, net:
Operating leases	$36,509	$29,158
Finance leases	$68	$789

Maturities of lease obligation as of July 31, 2021 (in thousands):

	Operating	Finance	Total
Remainder of Fiscal 2022	$31,379	$561	$31,940
Fiscal 2023	68,822	1,095	69,917
Fiscal 2024	55,187	980	56,167
Fiscal 2025	42,572	397	42,969
Fiscal 2026	30,614	302	30,916
Thereafter	45,227	42	45,269
Total minimum lease payments	273,801	3,377	277,178
Less amount representing interest	22,633	236	22,869
	$251,168	$3,141	$254,309

As of July 31, 2021, we have entered into approximately $12.3 million of operating lease obligations related to future store locations that have not yet commenced.

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

Index
The table below segregates all financial assets and financial liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	July 31, 2021			January 30, 2021			August 1, 2020
	Level I	Level II	Level III	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$129	$—	$—	$219	$—	$—	$222	$—	$—
Long-term investments	2,264	—	—	2,107	—	—	2,177	—	—
Short-term contingent earnout	—	—	—	—	—	15,000	—	—	14,550
Long-term contingent earnout	—	—	—	—	—	—	—	—	—
Total investments	$2,393	$—	$—	$2,326	$—	$15,000	$2,399	$—	$14,550

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

The short-term and long-term contingent earnouts represent the fair value of potential additional payments outlined in the Purchase Agreement to the former members and warrant holders of City Gear if certain financial goals were achieved in Fiscal 2020 and Fiscal 2021 ("Earnout"). The total Earnout was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, risk-free rate, and dividend yield. The Earnout was re-valued each quarter in Fiscal 2020 and Fiscal 2021 and any change in valuation was recognized in our consolidated statements of operations. No revaluation was required in Fiscal 2022 and therefore no costs were recognized in store operating, selling, and administrative expenses in Fiscal 2022 as both Earnouts had been fully determined and paid out by the first quarter of Fiscal 2022. As a result of the revaluation for the 13-weeks and 26-weeks ended August 1, 2020, an increase of $14.5 million and a decrease of $6.5 million was recognized in store operating, selling, and administrative expenses, respectively.

The table below are reconciliations of the contingent earnout balance for each period presented (in thousands):

	26-Weeks Ended		52-Weeks Ended		26-Weeks Ended
	July 31, 2021		January 30, 2021		August 1, 2020
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Beginning balance	$15,000	$—	$9,958	$11,099	$9,958	$11,099
Change in valuation, net	—	—	3,943	—	3,493
Payment	(15,000)	—	(10,000)	—	$(10,000)	—
Reclassification from long-term, net	—	—	11,099	(11,099)	11,099	(11,099)
Ending balance	$—	$—	$15,000	$—	$14,550	$—

5.    Debt

In October 2018, we entered into amended agreements with Bank of America, N.A. and Regions Bank providing for an aggregate amount of credit available to us under each line of credit of $50.0 million for the purpose of financing a portion of the cash purchase price payable in the acquisition of City Gear.

On April 16, 2020, we entered into the Second Amended and Restated Note with Regions Bank ("Amended Credit Facility") that provided for an aggregate amount of credit available to us of $75.0 million. The Amended Credit Facility superseded the Regions Bank credit agreement dated October 2018, with a maturity date of April 19, 2021, and was secured by all assets of the Company with the exception of real property. Simultaneous with the execution of the Amended Credit Facility, the $50.0 million outstanding under the previous credit agreements was paid in full, the Bank of America credit agreement dated October 2018 was terminated and we incurred borrowings under the Amended Credit Facility of $50.0 million. On June 5, 2020, we entered into a Note Modification Agreement that extended the maturity date of the Amended Credit Facility from April 19, 2021 to July 18, 2021. No other provisions of the Amended Credit Facility were affected.

Index

On July 9, 2021, we executed a new unsecured Credit Agreement ("2021 Credit Facility") between the Company and its subsidiaries and Regions Bank. The 2021 Credit Facility supersedes the Amended Credit Facility. The 2021 Credit Facility provides an unsecured line of credit of up to $100.0 million. The 2021 Credit Facility is effective through July 9, 2026 with an interest rate of one-month LIBOR plus 1.0% to 1.8% depending on specified leverage levels.

The 2021 Credit Facility includes an annual commitment fee, payable quarterly in arrears, in an amount between 15 and 20 basis points of the unused portion of the line of credit as determined on a daily basis, dependent on the amount of debt outstanding. In addition, the Company is subject to certain financial covenants which include:
•Advance limitation of 55% of the net book value of the Company's inventory;
•A Consolidated Lease-Adjusted Leverage Ratio comparing lease-adjusted funded debt (funded debt plus all lease liabilities) to EBITDAR (as defined in the 2021 Credit Facility) with a maximum of 3.5x; and
•A Consolidated Fixed Coverage Charge Ratio comparing EBITDAR to fixed charges and certain current liabilities (as defined in the 2021 Credit Facility) with a minimum of 1.2x.
As of July 31, 2021, we were in compliance with these covenants.
Given the International Exchange Benchmark Administration’s announced phase-out of LIBOR, the 2021 Credit Facility includes a LIBOR phase-out provision. If, during the term of the 2021 Credit Facility, the lender determines that LIBOR is unavailable, impracticable or unreliable for use, the variable interest rate will be determined based on a substitute index which may be Term SOFR, Daily Simple SOFR, or an alternate rate index that has been selected by the Lender as the replacement for LIBOR. The replacement index will then become the operative interest rate index for borrowings under the 2021 Credit Facility, subject to provisions set forth in the 2021 Credit Facility.
We did not incur any borrowings against the 2021 Credit Facility or Amended Credit Facility during the 13-weeks or 26-weeks ended July 31, 2021. At July 31, 2021, a total of $100.0 million was available to us from the 2021 Credit Facility.

There were 97 days during the 52-weeks ended January 30, 2021, where we incurred borrowings against the credit facilities for an average and maximum borrowing of $43.3 million and $50.0 million, respectively, and an average interest rate of 3.45%.

There were 39 days during the 13-weeks ended August 1, 2020, where we incurred borrowings against the credit facilities for an average and maximum borrowing of $50.0 million and $50.0 million, respectively. The average interest rate during the 13-weeks ended August 1, 2020 was 3.94%. There were 97 days during the 26-weeks ended August 1, 2020, where we incurred borrowings against the credit facilities for an average and maximum borrowing of $43.3 million and $50.0 million, respectively. The average interest rate during the 26-weeks ended August 1, 2020 was 3.95%.

6.    Stock-Based Compensation

The compensation costs that have been charged against income were as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Stock-based compensation expense by type:
Stock options	$—	$—	$174	$90
Restricted stock units	1,092	587	2,880	1,647
Employee stock purchases	24	27	108	70
Director deferred compensation	15	23	21	47
Total stock-based compensation expense	1,131	637	3,183	1,854
Income tax benefit recognized	279	168	758	423
Stock-based compensation expense, net of income tax	$852	$469	$2,425	$1,431

Expense for restricted stock units is shown net of forfeitures of approximately $0.1 million and $0.7 million for the 13-weeks ended July 31, 2021 and August 1, 2020, respectively. Expense for restricted stock units is shown net of forfeitures of approximately $0.2 million and $0.9 million for the 26-weeks ended July 31, 2021 and August 1, 2020, respectively.
We have granted the following equity awards:

Index

	13-Weeks Ended		26-Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Stock options	—	—	4,384	27,000
Restricted stock unit awards	790	3,264	62,031	337,749
Performance-based restricted stock unit awards	—	—	22,492	—
Deferred stock units	174	1,120	258	3,263

At July 31, 2021, the total compensation costs not yet recognized related to unvested restricted stock unit awards was $9.3 million and the weighted-average period over which such awards are expected to be recognized is 2.4 years. There were no unrecognized compensation costs related to unvested stock options at July 31, 2021.

During the 13-weeks ended July 31, 2021 and August 1, 2020, no stock options were granted. During the 26-weeks ended July 31, 2021 and August 1, 2020, 4,384 and 27,000 stock options were granted, respectively. The weighted-average grant date fair value of stock options granted during the 26-weeks ended July 31, 2021 and August 1, 2020 was $39.73 and $3.33 per share, respectively.
Under the 2012 Non-Employee Director Equity Plan ("2012 Plan"), no shares of our common stock were awarded during the 13-weeks or 26-weeks ended July 31, 2021 or August 1, 2020.
The number of shares purchased, the average price per share, and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	13-Weeks Ended		26-Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Shares purchased	2,063	11,143	9,508	28,901
Average price per share	$58.56	$8.60	$43.44	$9.03
Weighted-average fair value at grant date	$11.39	$2.39	$11.44	$3.51

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

	13-Weeks Ended		26-Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Weighted-average shares used in basic computations	15,691	16,535	16,008	16,540
Dilutive equity awards	614	447	627	224
Weighted-average shares used in diluted computations	16,305	16,982	16,635	16,764

For the 13-weeks ended July 31, 2021, we did not exclude any options from the computations of diluted weighted-average common shares or common stock equivalents. For the 13-weeks ended August 1, 2020, all stock-based awards were excluded from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We also excluded 55,084 unvested stock awards granted to certain employees from the computations of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by July 31, 2021. Assuming the performance-criteria had been achieved as of July 31, 2021, the incremental dilutive impact would have been 17,216 shares.

Index

8.    Stock Repurchase Activity
On May 26, 2021, the Board of Directors ("Board") authorized the expansion and extension of our existing Stock Repurchase Program ("Program") by $500.0 million to a total of $800.0 million to repurchase our common stock through February 1, 2025. The Program's original authorization was approved in November 2015, in the amount of $300.0 million and prior to the Board's action, was scheduled to expire on January 29, 2022.
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
The number of shares repurchased under the program and acquired from holders of restricted stock unit awards to satisfy tax withholding requirements were as follows:

	13-Weeks Ended		26-Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Common stock repurchased under the Program	985,263	—	1,526,546	428,018
Aggregate cost of repurchases under the Program (in thousands)	$83,163	$—	$120,477	$9,748
Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements (in thousands)	4,125	4,061	45,245	34,956
Tax withholding requirement	$331	$59	$3,177	$483

As of July 31, 2021, we had approximately $515.9 million remaining under the Program for stock repurchases.

For information regarding share repurchases subsequent to July 31, 2021, see Note 12, Subsequent Events.
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

The Company believes that its pending legal matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company's consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Adverse decisions and settlements, including any required changes to the Company's business, or other developments in such matters could affect our operating results in future periods or result in a liability or other amounts material to the Company's annual consolidated financial statements. No material amounts were accrued at July 31, 2021, January 30, 2021, or August 1, 2020 pertaining to legal proceedings or other contingencies.

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

Index
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
At July 31, 2021, we had a liability of $0.7 million associated with unrecognized tax benefits. We file income tax returns in U.S. federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2018 or by most state taxing jurisdictions for years prior to Fiscal 2017.

11.    Related-Party Transactions
The Company leases one store under a lease arrangement with AL Florence Realty Holdings 2010, LLC, a wholly owned subsidiary of Books-A-Million, Inc. ("BAMM"). One of our Directors, Terrance G. Finley is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 2022. Minimum lease payments remaining under this lease at July 31, 2021 and August 1, 2020 were $0.1 million and $0.2 million, respectively.
The Company honored certain contracts in place for its wholly owned subsidiary, City Gear, LLC, upon acquisition. The following listing represents those contracts of which Michael E. Longo, the Company's President and CEO, has or had an interest in, either directly or indirectly:

Memphis Logistics Group ("MLG")

MLG provides logistics and warehousing services to City Gear. Mr. Longo owned a majority interest in MLG and the initial contract term was effective through June 2020 but was extended to June 2021. Effective January 29, 2021, Mr. Longo fully divested his ownership interest in MLG and he no longer has any involvement with its management. In the 13-weeks and 26-weeks ended August 1, 2020, payments to MLG under the contract were $1.7 million and $3.4 million, respectively. The amount outstanding to MLG at January 30, 2021 and August 1, 2020 was $0.3 million and $0.5 million, respectively, and is included in accounts payable on our unaudited condensed consolidated balance sheets.

T.I.G. Construction ("TIG")

TIG historically performed the majority of new store and store remodel construction for City Gear and is owned by a close relative of Mr. Longo. For the 13-weeks ended July 31, 2021 and August 1, 2020, payments to TIG for its services were $1.5 million and $1.7 million, respectively. For the 26-weeks ended July 31, 2021 or August 1, 2020, payments to TIG for its services were $2.9 million and $2.4 million, respectively. The amount outstanding to TIG at July 31, 2021, January 30, 2021, and August 1, 2020 was approximately $0.4 million, $26,000, and $19,000, respectively, and is included in accounts payable on our unaudited condensed consolidated balance sheets.

Retail Security Gates, LLC ("RSG")

During the second quarter of Fiscal 2022, a close relative of Mr. Longo purchased a 50% interest in an existing Company vendor, which was reorganized as RSG. We utilize RSG for specially manufactured store front security gates. For the 13-weeks ended July 31, 2021, payments to RSG were $0.1 million. There were no amounts outstanding to RSG at July 31, 2021.

Merchant's Capital ("MC")

Merchant's Capital owned the office building where City Gear had its corporate offices in Memphis, Tennessee. Mr. Longo is a 33.3% partner in MC. The initial lease term ended on December 31, 2019 but was extended to April 30, 2020 to allow for the transition of City Gear's corporate office to the Company's Birmingham, Alabama headquarters. In the 13-weeks ended July 31, 2021 and August 1, 2020, there were no lease payments to MC. In the 26-weeks ended August 1, 2020, lease payments to MC were $51.2 thousand. There were no amounts outstanding to MC at July 31, 2021, January 30, 2021, or August 1, 2020.

In addition to the related party interests listed above, Mr. Longo also has a membership interest in the earnout discussed in Note

Index
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

12.    Subsequent Events
Stock Repurchase
Subsequent to July 31, 2021, we repurchased 304,712 shares of our common stock at a cost of $28.9 million. As of September 3, 2021, we had approximately $487.0 million remaining under the Program for stock repurchases.
Dividends
On August 25, 2021, our Board declared a dividend of $0.25 per share of common stock payable on September 21, 2021 to stockholders of record as of the close of business on September 9, 2021.
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “forecast,” “guidance,” “outlook,” “estimate” “will,” “may,” “could,” “possible,” “potential,” or other similar words, phrases or expressions. For example, our forward-looking statements include statements regarding:
•the impact of the duration and scope of the COVID-19 pandemic on our business, operations, and financial results, including the time it will take for vaccines to be broadly produced, distributed, and administered, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19, variant strains of the virus, additional waves of infections or periods of increases in the number of COVID-19 cases in areas in which we operate, and the measures that might be imposed by federal, state, or local governments in response to the pandemic, including restrictions impacting school closures and remote learning requirements, sporting events, and local sports leagues and programs;
•the impact that future stimulus payments and extended unemployment benefits, if any, will have on consumer demand for our products and our overall business operations;
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

Index
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
•the possible effects of inflation, market decline, and other economic changes on our costs and profitability;
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
•the future reliability of, and cost associated with, disruptions in the global supply chain and the potential impacts on our domestic and international sources of product, including the actual and potential effect of tariffs on Chinese goods imposed by the United States and other potential impediments to imports;
•the impact of technology on our operations and business, including cyberattacks, cyber liability, or potential liability for breaches of our privacy or information security systems; and
•our ability to mitigate the risk of possible business interruptions, including, without limitation, from political or social unrest (including vandalism and looting).

A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements. Our forward-looking statements are based on currently available operational, financial, and business information and speak only as of the date of this report. Our business, financial condition, results of operations, and prospects may have changed since that date. For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors” in our Form 10-K for the fiscal year ended January 30, 2021, filed with the Securities and Exchange Commission ("SEC") on April 7, 2021 ("2021 Annual Report"). You should also read such information in conjunction with our unaudited condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

Investor Access to Company Filings

We make available free of charge on our website, www.hibbett.com under the heading “Investor Relations,” copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 ("Securities Exchange Act") as well as all Forms 3, 4, and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the SEC on its EDGAR database at www.sec.gov. In addition to accessing copies of our reports online, you may request a copy of our 2021 Annual Report, at no charge, by writing to: Investor Relations, Hibbett, Inc., 2700 Milan Court, Birmingham, Alabama 35211.

Index
General Overview

Hibbett, Inc., headquartered in Birmingham, Alabama, is a leading athletic-inspired fashion retailer primarily located in underserved communities across the country. Founded in 1945, Hibbett stores have a rich history of convenient locations, personalized customer service, and access to coveted footwear and apparel from top brands like Nike, Jordan, and adidas. Consumers can browse styles, find new releases, and make purchases by visiting www.hibbett.com. Purchases can be made online or by visiting their nearest store. Follow us @hibbettsports and @citygear on Facebook, Instagram, and Twitter. As of July 31, 2021, we operated a total of 1,080 retail stores in 35 states composed of 888 Hibbett stores, 174 City Gear stores, and 18 Sports Additions athletic shoe stores.

Our Hibbett stores average 5,800 square feet and are located primarily in strip centers, which are usually near a major chain retailer. Our City Gear stores average 5,100 square feet and are located primarily in strip centers. As of July 31, 2021, our store base consisted of 816 stores located in strip centers, 32 free-standing stores, and 232 enclosed mall locations.

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

Comparable store sales - Comparable store sales for a particular period include our Hibbett, City Gear, and Sports Additions stores open throughout that period and the corresponding period of the prior fiscal year, and e-commerce sales. We consider comparable store sales to be a key indicator of our current performance; measuring the growth in sales and sales productivity of existing stores. Management believes that positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to deleveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow.
If a store remodel, relocation, or expansion results in the store being closed for a significant period, its sales are removed from the comparable store sales base until it has been open a full 12 months. In addition, rebranded stores are treated as new stores and are not presented in comparable store sales until they have been open a full 12 months under the new brand.

During the 13-weeks ended July 31, 2021, we included 1,045 stores in comparable store sales. During the 26-weeks ended July 31, 2021, we included 1,040 stores in comparable store sales.

Executive Summary

Net sales for the 13-weeks ended July 31, 2021, decreased 5.1% to $419.3 million, compared with $441.6 million for the 13-weeks ended August 1, 2020. Comparable store sales decreased 6.4%, as brick and mortar comparable store sales decreased 3.8%. E-commerce sales decreased by 20.4% and represented 13.1% of total net sales for the second quarter compared to 15.7% in the prior year second quarter. On a two-year basis, net sales increased 66.1% and comparable sales increased 72.8%. This year, despite reduced stimulus payments compared to the prior year second quarter and less disruption to our largest competitors than in the comparable period last year, we believe our increased market share, improved customer engagement, and availability of in-demand product were significant offsets to these headwinds. Sales in the prior year second quarter ended August 1, 2020, were positively impacted by pent-up consumer demand, temporary and permanent store closures by our competitors, and stimulus money which increased traffic to our stores and website.

Net sales for the 26-weeks ended July 31, 2021, increased 30.2% to $926.1 million, compared with $711.4 million for the 26-weeks ended August 1, 2020. Comparable store sales increased 30.3%. Brick and mortar comparable store sales increased 39.9%. E-commerce sales decreased 11.4% and represented 12.4% of total net sales in the current year compared to 18.2% of total sales in the comparable period last year. On a two-year basis, net sales have increased by 55.5% and comparable sales increased 63.5%.

Store operating, selling, and administrative ("SG&A") expenses were 22.3% of net sales for the 13-weeks ended July 31, 2021, compared with 22.6% of net sales for the 13-weeks ended August 1, 2020. This decrease was the result of minimal costs in the current year associated with City Gear acquisition and integration activities. Second quarter SG&A expenses of 22.3% of net sales compares to prior year second quarter adjusted SG&A expenses of 19.3% of net sales, which excludes certain City Gear acquisition and integration activities. This increase of approximately 300 basis points was primarily related to the incremental

Index
cost of our stores operating at regular business hours with full staffs as well as increased investments to attract new customers, improve the customer experience, and make back-office processes more efficient.

SG&A expenses were 20.0% of net sales for the 26-weeks ended July 31, 2021, compared with 26.6% of net sales for the 26-weeks ended August 1, 2020. A large portion of this decrease resulted from the reduced impact of City Gear acquisition and integration costs and COVID-19 pandemic adjustments on the current year results. SG&A expenses of 20.0% of net sales for the 26-weeks ended July 31, 2021, compared favorably with adjusted SG&A expenses of 21.0% of net sales for the 26-weeks ended August 1, 2020.

During the second quarter of Fiscal 2022, we opened 11 new stores and closed two underperforming stores bringing the store base to 1,080 in 35 states as of July 31, 2021. We ended the second quarter of Fiscal 2022 with $176.8 million of available cash and cash equivalents with no outstanding debt. Net inventory was $216.8 million at July 31, 2021, a 19.1% increase compared to the prior year second quarter. Our inventory position improved during the quarter despite ongoing disruptions in the supply chain due to COVID-19 impacts on manufacturing capacity, port backlogs, and transportation equipment availability. Foundational improvements to the customer experience and our ability to attract and stay connected to underserved customers continues to strengthen our relationships with our vendor partners.

About Non-GAAP Measures

This Management Discussion and Analysis includes certain non-GAAP financial measures for the 13-weeks and 26-weeks ended August 1, 2020, including adjusted net income, diluted earnings per share, cost of goods sold, gross margin, SG&A expenses (including goodwill impairment), operating income, and provision for income taxes as a percentage of net sales. Management believes these non-GAAP financial measures are useful to investors to facilitate comparisons of our current financial results to historical operations and the financial results of peer companies, as they exclude the effects of items that may not be indicative of, or are unrelated to, our underlying operating results, such as expenses related to the COVID-19 pandemic and the acquisition of City Gear. Costs related to the COVID-19 pandemic include impairment charges of goodwill, tradename, and other assets and lower of cost or net realizable value inventory reserve charges. The costs related to the acquisition of City Gear include change in valuation of the contingent earnout and professional fees. There were no non-GAAP financial measures for the 13-weeks or 26-weeks ended July 31, 2021.

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

Reconciliations of our unaudited condensed consolidated statements of operations for the 13-weeks and 26-weeks ended August 1, 2020, as reported on a GAAP basis, to statements of operations for the same period prepared on a non-GAAP basis, are provided below under the heading “GAAP to Non-GAAP Reconciliations.”

References to “adjusted” results indicates that the impact of non-GAAP financial measures have been excluded.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical and significant accounting policies and estimates are described more fully in our 2021 Annual Report. There have been no changes in our accounting policies in the current period ended July 31, 2021, that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended July 31, 2021, for information regarding recent accounting pronouncements.

Index

Results of Operations
Summarized Unaudited Information

	13-Weeks Ended		26-Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Statements of Operations
Net sales (decrease) increase	(5.1%)	74.9%	30.2%	19.4%
Comparable store sales (decrease) increase	(6.4%)	79.2%	30.3%	22.2%
Gross margin (as a % to net sales)	39.0%	37.0%	40.3%	33.4%
SG&A expenses (as a % to net sales)	22.3%	22.6%	20.0%	23.8%
Goodwill impairment (as a % of net sales)	—%	—%	—%	2.8%
Depreciation and amortization (as a % to net sales)	2.0%	1.7%	1.8%	2.0%
Provision for income taxes (as a % to net sales)	3.5%	3.6%	4.3%	1.2%
Net income (as a % to net sales)	11.1%	9.1%	14.2%	3.5%
Diluted earnings per share	$2.86	$2.38	$7.90	$1.50
Weighted-average dilutive shares (in thousands)	16,305	16,982	16,635	16,764

Balance Sheets
Ending cash and cash equivalents (in thousands)	$176,841	$217,809
Average inventory per store	$200,731	$169,020

Store Information
Beginning of period	1,071	1,078	1,067	1,081
New stores opened	11	3	17	6
Rebranded stores	—	4	—	6
Stores closed	(2)	(8)	(4)	(16)
End of period	1,080	1,077	1,080	1,077

Estimated square footage at end of period (in thousands)	6,089	6,069

Share Repurchase Information
Shares purchased under our Program	985,263	—	1,526,546	428,018
Cost (in thousands)	$83,163	$—	$120,477	$9,748
Settlement of net share equity awards	4,125	4,061	45,245	34,956
Cost (in thousands)	$331	$59	$3,177	$483

13-Weeks Ended July 31, 2021 Compared to 13-Weeks Ended August 1, 2020

Net sales

Net sales for the 13-weeks ended July 31, 2021, decreased 5.1% to $419.3 million compared with $441.6 million for the 13-weeks ended August 1, 2020. Comparable store sales decreased 6.4%. Brick and mortar comparable sales decreased 3.8%. E-commerce sales decreased by 20.4% and represented 13.1% of total net sales for the second quarter compared to 15.7% in the prior year second quarter.

Relative to two years ago in the second quarter of Fiscal 2020, comparable sales increased 72.8%. Brick and mortar comparable sales increased 64.5% and e-commerce sales grew 153.3% over the 2-year period.

Index
Sales in the second quarter of Fiscal 2021 were positively impacted by pent-up consumer demand, temporary and permanent store closures by our competitors, and stimulus money which increased traffic to our stores and website. This year, despite reduced stimulus payments and less disruption to our largest competitors, we believe our increased market share, improved customer engagement and the availability of in-demand product were significant offsets to these headwinds.

Gross margin

Gross margin was 39.0% of net sales for the 13-weeks ended July 31, 2021, compared with 37.0% of net sales for the 13-weeks ended August 1, 2020. The approximate 200 basis point increase was driven by higher sell through of premium priced product, a low promotional environment, improved profitability of e-commerce sales, and a slight mix shift away from e-commerce sales which, despite an overall improved margin, still carry a lower rate due to incremental fulfillment costs.

Gross margin of 39.0% for the second quarter of the current year compares to the prior year second quarter adjusted gross margin of 36.7%, which excludes adjustments to our non-cash inventory valuation reserves.

SG&A expenses

SG&A expenses were 22.3% of net sales for the 13-weeks ended July 31, 2021, compared with 22.6% of net sales for the 13-weeks ended August 1, 2020. This decrease was the result of having minimal costs in the current year associated with City Gear acquisition and integration activities. This year's second quarter SG&A expenses of 22.3% of net sales compares to prior year second quarter adjusted SG&A expenses of 19.3% of net sales, which excludes certain City Gear acquisition and integration activities. This approximate 300 basis point increase was primarily related to the incremental costs of our stores operating at regular hours with full staffs as well as increased investments to attract new customers, improve the customer experience, and make back-office processes more efficient. In the prior year second quarter, many of our stores operated at less than regular business hours with slightly reduced staffing levels.
Depreciation and amortization
Depreciation and amortization of $8.4 million increased approximately 30 basis points as a percentage of net sales for the 13-weeks ended July 31, 2021, compared to the same period of the prior fiscal year. This increase was mainly due to investments in new stores, existing store remodels and refreshes, and other merchandising, digital, and corporate IT initiatives.

Provision for income taxes

The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 24.0% for the 13-weeks ended July 31, 2021 and was 28.0% for the 13-weeks ended August 1, 2020. The quarterly effective tax rate fluctuates based on full-year taxable income projections, the impact of discrete items, and the relative level of pre-tax income or loss in each quarter.

Net income

Net income for the 13-weeks ended July 31, 2021, was $46.7 million, or $2.86 per diluted share, compared with a net income of $40.4 million, or $2.38 per share, for the 13-weeks ended August 1, 2020. As there were no adjustments in the second quarter of the current year, net income for the 13-weeks ended July 31, 2021, was $46.7 million, or $2.86 per diluted share, compared to adjusted net income for the 13-weeks ended August 1, 2020, of $50.0 million, or $2.95 per diluted share.

26-Weeks Ended July 31, 2021 Compared to 26-Weeks Ended August 1, 2020
Net sales
Net sales increased $214.7 million, or 30.2%, to $0.9 billion for the 26-weeks ended July 31, 2021, from $0.7 billion for the comparable period in the prior year. Comparable store sales increased 30.3%. Brick and mortar comparable sales increased by 39.9% and e-commerce sales decreased by 11.4%. E-commerce sales represented 12.4% of total sales compared to 18.2% for the comparable period in the prior year.

Compared to two years ago in the first half of Fiscal 2020, comparable sales increased 63.5%. Brick and mortar comparable sales increased 56.9% and e-commerce sales grew 127.7% over the 2-year period.

Index
Gross margin

Gross margin was $373.3 million, or 40.3% of net sales for the 26-weeks ended July 31, 2021, compared with $237.7 million, or 33.4% of net sales in the same period of the prior fiscal year. Excluding adjustments to our non-cash inventory valuation reserves in the first half of the prior year, the current gross margin of 40.3% of net sales is comparable to the adjusted gross margin of 33.9% of net sales in the prior year.

SG&A expenses

SG&A expenses, including goodwill impairment, were $185.2 million, or 20.0% of net sales, for the 26-weeks ended July 31, 2021, compared to $169.5 million, or 23.8% of net sales for the comparable period a year ago. Excluding certain City Gear acquisition and integration expenses and COVID-19 pandemic related impairment and valuation costs that occurred in the prior year period, current year SG&A expenses of 20.0% of net sales reflected an improvement of approximately 100 basis points from adjusted SG&A expenses of 21.0% of net sales in the comparable prior year period due to leverage from the significant year over year revenue growth.
Depreciation and amortization. Depreciation and amortization of $16.5 million decreased approximately 20 basis points as a percentage of net sales for the 26-weeks ended July 31, 2021, compared to the same period of the prior fiscal year. This decrease was mainly due to the leverage from higher net sales.

Provision for income taxes. The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 23.4% for the 26-weeks ended July 31, 2021 and was 25.9% of the pre-tax income for the 26-weeks ended August 1, 2020. The lower rate in the current year was primarily the result of additional equity compensation deductions in the 26-weeks ended July 31, 2021, resulting from the Company's increased common stock price.

Index

GAAP to Non-GAAP Reconciliations
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table provides a reconciliation of our unaudited condensed consolidated statement of operations for the 13-weeks ended August 1, 2020, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.

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
2) Excluded amounts during the 13-weeks ended August 1, 2020, related to the COVID-19 pandemic consist primarily of non-cash LCM reserve adjustments in cost of goods sold and reversal of the change in valuation of contingent earnout recorded during the 13-weeks ended May 2, 2020 in SG&A.

Index

The following table provides a reconciliation of our unaudited condensed consolidated statement of operations for the 26-weeks ended August 1, 2020, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.

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

As the result of strong sales beginning in the second quarter of Fiscal 2021, our liquidity position improved significantly. We ended the second quarter of Fiscal 2022 with $176.8 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet. As of July 31, 2021, we had no debt outstanding and full availability under our 2021 Credit Facility discussed in Note 5, Debt, to the unaudited condensed consolidated financial statements.

Inventory at the end of the second quarter of Fiscal 2022 was $216.8 million, a 19.1% increase compared to the prior year second quarter. The inventory balance at the end of the prior year second quarter was well below historical levels. Higher order quantities and strong relationships with our vendor partners have allowed us to slowly build inventory back toward preferred levels.
Analysis of Cash Flows

Index
Our capital requirements relate primarily to new store openings, relocations, and remodels, stock repurchases, investments in facilities, dividends, and systems to support company growth and working capital requirements. Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year. Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under our credit facilities. We use excess cash to offset bank fees and may invest in interest-bearing securities and money market accounts at management's discretion.
Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	26-Weeks Ended
	July 31, 2021	August 1, 2020
Net cash provided by operating activities	$115,532	$178,869
Net cash used in investing activities	(20,756)	(11,890)
Net cash used in financing activities	(127,225)	(15,248)
Net (decrease) increase in cash and cash equivalents	$(32,449)	$151,731
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

Net cash provided by operating activities was $115.5 million for the 26-weeks ended July 31, 2021, compared with net cash provided by operating activities of $178.9 million for the 26-weeks ended August 1, 2020. Operating activities consist primarily of net income adjusted for certain non-cash items and changes in operating assets and liabilities. Adjustments to net income for non-cash items include depreciation and amortization, valuation changes in the contingent City Gear earnout liability, impairments, deferred income taxes, and stock-based compensation. Net cash provided by operating activities for July 31, 2021 and August 1, 2020 was impacted by the following:
•Net income provided cash of $131.5 million and $25.1 million during the 26-weeks ended July 31, 2021 and August 1, 2020, respectively.
•Non-cash charges included depreciation and amortization expense of $16.5 million and $14.4 million and stock-based compensation expense of $3.2 million and $1.9 million during the 26-weeks ended July 31, 2021 and August 1, 2020, respectively. Depreciation expense increased due to capital expenditure investments in new stores, existing store remodels and refreshes, and supporting corporate infrastructure. Fluctuations in stock-based compensation generally result from the variability associated with performance-based equity awards, fluctuations in the price of our common stock, and the effects of forfeitures in any given period.
•Other non-cash adjustments to net income for the 26-weeks ended August 1, 2020, included $33.2 million of asset impairment charges with the largest impact resulting from a significant temporary decrease in the market valuation of the Company at the onset of the COVID-19 pandemic, partially offset by a change of $1.7 million in the valuation of the contingent earnout related to the City Gear acquisition.
•The net changes in inventory used cash of $14.8 million and provided cash of $106.0 million during the 26-weeks ended July 31, 2021 and August 1, 2020, respectively. Inventory levels in the prior year were reduced significantly due to a surge in demand combined with a disruption in the supply chain that made it difficult to replenish balances. In the current year, inventory balances have been slowly building off of historically low levels.
•The change in receivables in the 26-weeks ended August 1, 2020, of $5.7 million resulted primarily from employee retention credits under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and an increase in receivables related to strong e-commerce sales.
•The change in accounts payable used cash of $8.3 million and $7.4 million during the 26-weeks ended July 31, 2021 and August 1, 2020, respectively. This change is due mainly to the timing of payments in relation to inventory receipts.
•The change in income tax payable, net, provided cash of $9.0 million and $14.5 million during the 26-weeks ended July 31, 2021 and August 1, 2020, respectively. This change is impacted by the timing of estimated tax payments that are determined based on projected annual taxable income.

Index
Additionally, we paid $15.0 million during the 26-weeks ended July 31, 2021, to the former members and warrant holders of City Gear for achievement of previously defined financial goals in the second-year post acquisition. Of this amount, $13.8 million was reflected as operating activities and $1.2 million was reflected as financing activities, which represents the fair value of the long-term portion of the contingent earnout booked through the purchase price allocation.

Investing Activities.

Net cash used in investing activities in the 26-weeks ended July 31, 2021, totaled $20.8 million compared with net cash used in investing activities of $11.9 million in the 26-weeks ended August 1, 2020. Capital expenditures used $20.8 million of cash in the 26-weeks ended July 31, 2021, versus $12.5 million of cash in the 26-weeks ended August 1, 2020. Capital expenditures are primarily related to opening new stores, remodeling, expanding or relocating existing stores, and continued investment in digital initiatives and corporate infrastructure.
We opened 17 new stores during the 26-weeks ended July 31, 2021, as compared to opening six new stores and rebranding six existing stores during the 26-weeks ended August 1, 2020.
We anticipate that our capital expenditures for the fiscal year ending January 29, 2022 will be approximately $70.0 million and primarily related to:
•the opening of new stores;
•the remodeling, expansion, or relocation of selected existing stores;
•digital initiatives;
•corporate, distribution, and information system infrastructure and enhancements; and
•other departmental needs.
Financing Activities.

Net cash used in financing activities was $127.2 million in the 26-weeks ended July 31, 2021, compared to net cash used in financing activities of $15.2 million in the prior year period. During the 26-weeks ended July 31, 2021 and August 1, 2020, we had no borrowings against our credit facilities. In the current year, we have repurchased $120.5 million of our common stock under our Program. This compares to $9.7 million used to repurchase our common stock under our Program in the same period of the prior year. See Note 8, Stock Repurchase Activity, to the unaudited condensed consolidated financial statements for additional information.

On July 9, 2021, we executed a new unsecured Credit Agreement ("2021 Credit Facility") between the Company and its subsidiaries and Regions Bank. The 2021 Credit Facility supersedes the Amended Credit Facility. The 2021 Credit Facility provides an unsecured line of credit of up to $100.0 million. The 2021 Credit Facility is effective through July 9, 2026, with an interest rate of one-month LIBOR plus 1.0% to 1.8% depending on specified leverage levels.

There were no origination fees paid by the Company. However, the 2021 Credit Facility includes an annual commitment fee, payable quarterly in arrears, in an amount between 15 and 20 basis points of the unused portion of the line of credit as determined on a daily basis, dependent on the amount of debt outstanding. In addition, the Company is subject to certain financial covenants which include:
•Advance limitation of 55% of the net book value of the Company's inventory;
•A Consolidated Lease-Adjusted Leverage Ratio comparing lease-adjusted funded debt (funded debt plus all lease liabilities) to EBITDAR (as defined in the 2021 Credit Facility) with a maximum of 3.5x; and
•A Consolidated Fixed Coverage Charge Ratio comparing EBITDAR to fixed charges and certain current liabilities (as defined in the 2021 Credit Facility) with a minimum of 1.2x.
As of July 31, 2021, we were in compliance with these covenants. See Note 5, Debt, to the unaudited condensed consolidated financial statements for additional information.

During the 26-weeks ended July 31, 2021, we paid $3.8 million of dividends to our stockholders. On August 25, 2021, our Board declared a dividend of $0.25 per share of common stock payable on September 21, 2021 to stockholders of record as of the close of business on September 9, 2021. No dividends were paid during the 26-weeks ended August 1, 2020.

The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors, including future earnings, cash flows, financial requirements, and other considerations.

Index
Based on our current operating plans, store forecasts, plans for the repurchase of our common stock, and expected capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against the 2021 Credit Facility.

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

Borrowing under the 2021 Credit Facility uses the London Interbank Offering Rate (LIBOR) as a benchmark for establishing the interest rate. Given the International Exchange Benchmark Administration’s announced phase-out of LIBOR, the 2021 Credit Facility includes a LIBOR phase-out provision. If, during the term of the 2021 Credit Facility, the lender determines that LIBOR is unavailable, impracticable or unreliable for use, the variable interest rate will be determined based on a substitute index which may be Term Secured Overnight Financing Rate ("SOFR"), Daily Simple SOFR, or an alternate rate index that has been selected by the Lender as the replacement for LIBOR. The replacement index will then become the operative interest rate index for borrowings under the 2021 Credit Facility, subject to provisions set forth in the 2021 Credit Facility.

Based on historical levels of borrowing under our credit facilities and the short-term nature of such, we do not expect any transition away from LIBOR to impact us in any material way.

ITEM 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Index
Changes in Internal Control Over Financial Reporting.

We have not identified any changes in our internal control over financial reporting that occurred during the period ended July 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the 13-weeks ended July 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
May 2, 2021 to May 29, 2021	4,125	$80.35	—	$599,032
May 30, 2021 to July 3, 2021	684,238	$81.38	684,238	$543,351
July 4, 2021 to July 31, 2021	301,025	$91.29	301,025	$515,870
Total	989,388	$84.39	985,263	$515,870
(1)In May 2021, our Board of Directors authorized an expansion of the Program by $500.0 million to $800.0 million and extended the date through February 1, 2025. The Company may repurchase shares on the open market, including through Rule 10b5-1 plans, in privately negotiated transactions, through block purchases, or otherwise in compliance with applicable laws, including Rule 10b-18 of the Securities Exchange Act. The timing and amount of stock repurchases will depend on a variety of factors, including business and market conditions as well as corporate and regulatory considerations. The Program may be suspended, modified or discontinued at any time and the Company has no obligation to repurchase any amount of its common stock under the Program. See Note 8, Stock Repurchase Activity, to the unaudited condensed consolidated financial statements for additional information.

Index
ITEM 6.    Exhibits.

The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.		Description
Certificate of Incorporation and By-Laws
3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2
Certificate of Amendment to the Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2021.

3.3		Amended and Restated Bylaws of the Registrant; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2021.

Form of Stock Certificate
4.1		Form of Common Stock Certificate; incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2021

Material Agreements
10.1	*	Credit Agreement, dated as of July 9, 2021, among Hibbett, Inc., as Borrower, subsidiaries of Borrower, as Guarantors, and Regions Bank, as Lender.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, has been formatted in Inline XBRL.
	*	Filed Within

Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT, INC.

Date:	September 7, 2021	By:	/s/ Robert Volke
Robert Volke
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)