Form 10-Q
period 2021-10-30
HIBBETT INC
filed 2021-12-06
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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
Shares of common stock, par value $0.01 per share, outstanding as of December 2, 2021, were 13,688,704 shares.

HIBBETT, INC.

Index
PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	October 30, 2021	January 30, 2021	October 31, 2020
Current assets:
Cash and cash equivalents	$29,749	$209,290	$177,698
Receivables, net	13,349	11,905	12,762
Inventories, net	258,839	202,038	210,857
Other current assets	22,401	16,567	10,803
Total current assets	324,338	439,800	412,120

Property and equipment, net	127,715	107,159	99,094
Operating right-of-use assets	232,847	216,224	220,141
Finance right-of-use assets, net	2,137	3,285	2,887
Tradename intangible asset	23,500	23,500	23,500
Deferred income taxes, net	11,188	14,625	15,750
Other assets, net	3,517	3,573	3,910
Total assets	$725,242	$808,166	$777,402

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$116,234	$107,215	$102,414
Operating lease obligations	61,643	58,613	60,533
Finance lease obligations	861	956	847
Accrued payroll expenses	18,805	29,948	20,474
Other accrued expenses	15,009	28,588	28,585
Total current liabilities	212,552	225,320	212,853
Operating lease obligations	202,568	186,133	186,147
Finance lease obligations	1,505	2,599	2,315
Unrecognized tax benefits	631	725	639
Other liabilities	2,501	2,353	2,287
Total liabilities	419,757	417,130	404,241

Stockholders' investment:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 39,587,012, 39,379,865 and 39,338,741 shares issued at October 30, 2021, January 30, 2021, and October 31, 2020, respectively	396	394	393
Paid-in capital	201,370	194,534	193,208
Retained earnings	1,008,066	858,951	835,020
Treasury stock, at cost; 25,900,206, 22,901,101 and 22,743,290 shares repurchased at October 30, 2021, January 30, 2021, and October 31, 2020, respectively	(904,347)	(662,843)	(655,460)
Total stockholders' investment	305,485	391,036	373,161
Total liabilities and stockholders' investment	$725,242	$808,166	$777,402
See notes to unaudited condensed consolidated financial statements.

Index

HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13-Weeks Ended				39-Weeks Ended
	October 30, 2021		October 31, 2020		October 30, 2021		October 31, 2020
		% to Sales		% to Sales		% to Sales		% to Sales
Net sales	$381,719		$331,383		$1,307,837		$1,042,827
Cost of goods sold	243,023	63.7%	204,347	61.7%	796,028	60.9%	678,047	65.0%
Gross margin	138,696	36.3%	127,036	38.3%	511,809	39.1%	364,780	35.0%
Store operating, selling, and administrative expenses	96,324	25.2%	86,330	26.1%	281,328	21.5%	255,838	24.5%
Goodwill impairment	—	—%	—	—%	—	—%	19,661	1.9%
Depreciation and amortization	8,959	2.3%	7,541	2.3%	25,418	1.9%	21,895	2.1%
Operating income	33,413	8.8%	33,165	10.0%	205,063	15.7%	67,386	6.5%
Interest expense, net	64	—%	32	—%	191	—%	407	—%
Income before provision for income taxes	33,349	8.7%	33,133	10.0%	204,872	15.7%	66,979	6.4%
Provision for income taxes	8,157	2.1%	7,867	2.4%	48,218	3.7%	16,645	1.6%
Net income	$25,192	6.6%	$25,266	7.6%	$156,654	12.0%	$50,334	4.8%

Basic earnings per share	$1.75		$1.52		$10.13		$3.04
Diluted earnings per share	$1.68		$1.47		$9.74		$2.98

Weighted-average shares:
Basic	14,362		16,572		15,460		16,551
Diluted	14,975		17,177		16,082		16,902
Percentages may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	39-Weeks Ended
	October 30, 2021	October 31, 2020
Cash Flows From Operating Activities:
Net income	$156,654	$50,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,418	21,895
Stock-based compensation	4,373	2,869
Impairment charges	2,508	34,541
Contingent earnout, net	(13,761)	(1,586)
Other non-cash adjustments	2,141	(9,095)
Changes in operating assets and liabilities:
Inventories, net	(56,801)	77,155
Receivables, net	(1,527)	(4,541)
Accounts payable	6,270	(29,248)
Income tax payable, net	(1,259)	995
Other assets and liabilities	(12,028)	1,890
Net cash provided by operating activities	111,988	145,209

Cash Flows From Investing Activities:
Capital expenditures	(43,894)	(20,791)
Other, net	913	1,497
Net cash used in investing activities	(42,981)	(19,294)

Cash Flows From Financing Activities:
Proceeds under credit facilities	—	117,535
Repayments under credit facilities	—	(117,535)
Stock repurchases	(238,327)	(9,748)
Cash used for contingent earnout	(1,239)	(4,761)
Cash dividends paid to stockholders	(7,533)	—
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	2,465	1,463
Other, net	(3,914)	(1,249)
Net cash used in financing activities	(248,548)	(14,295)

Net (decrease) increase in cash and cash equivalents	(179,541)	111,620
Cash and cash equivalents, beginning of period	209,290	66,078
Cash and cash equivalents, end of period	$29,749	$177,698
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

13-Weeks Ended October 30, 2021
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - July 31, 2021	39,578	$396	$199,713	$986,568	24,473	$(786,498)	$400,179
Net income	—	—	—	25,192	—	—	25,192
Issuance of shares through the Company's equity plans	9	—	468	—	—	—	468
Purchase of shares under the stock repurchase program	—	—	—	—	1,427	(117,850)	(117,850)
Cash dividends declared, $0.25 per common share	—	—	—	(3,694)	—	—	(3,694)
Stock-based compensation	—	—	1,190	—	—	—	1,190
Balance - October 30, 2021	39,587	$396	$201,370	$1,008,066	25,900	$(904,347)	$305,485

13-Weeks Ended October 31, 2020
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - August 1, 2020	39,287	$393	$190,992	$809,754	22,743	$(655,460)	$345,679
Net income	—	—	—	25,266	—	—	25,266
Issuance of shares through the Company's equity plans	52	—	1,202	—	—	—	1,202
Stock-based compensation	—	—	1,014	—	—	—	1,014
Balance - October 31, 2020	39,339	$393	$193,208	$835,020	22,743	$(655,460)	$373,161
Columns may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

39-Weeks Ended October 30, 2021
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - January 30, 2021	39,380	$394	$194,534	$858,951	22,901	$(662,843)	$391,036
Net income	—	—	—	156,654	—	—	156,654
Issuance of shares through the Company's equity plans	207	2	2,463	—	—	—	2,465
Purchase of shares under the stock repurchase program	—	—	—	—	2,954	(238,327)	(238,327)
Settlement of net share equity awards	—	—	—	—	45	(3,177)	(3,177)
Cash dividends declared, $0.25 per common share	—	—	—	(7,540)	—	—	(7,540)
Stock-based compensation	—	—	4,373	—	—	—	4,373
Balance - October 30, 2021	39,587	$396	$201,370	$1,008,066	25,900	$(904,347)	$305,485

39-Weeks Ended October 31, 2020
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - February 1, 2020	39,141	$391	$188,879	$784,942	22,280	$(645,229)	$328,983
Net income	—	—	—	50,334	—	—	50,334
Issuance of shares through the Company's equity plans	198	2	1,460	—	—	—	1,462
Adjustment for adoption of accounting standard(1)	—	—	—	(256)	—	—	(256)
Purchase of shares under the stock repurchase program	—	—	—	—	428	(9,748)	(9,748)
Settlement of net share equity awards	—	—	—	—	35	(483)	(483)
Stock-based compensation	—	—	2,869	—	—	—	2,869
Balance - October 31, 2020	39,339	$393	$193,208	$835,020	22,743	$(655,460)	$373,161
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

Property and equipment consist of the following (in thousands):

	October 30, 2021	January 30, 2021	October 31, 2020
Land	$7,277	$7,277	$7,277
Buildings	22,132	21,505	21,432
Equipment	114,295	104,431	100,785
Furniture and fixtures	47,234	42,448	39,144
Leasehold improvements	127,501	109,220	105,489
Construction in progress	4,518	1,470	1,675
Total property and equipment	322,957	286,351	275,802
Less: accumulated depreciation and amortization	195,242	179,192	176,708
Total property and equipment, net	$127,715	$107,159	$99,094

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

Gift Cards, Customer Orders, and Layaways: The net deferred revenue liability for gift cards, customer orders, and layaways at October 30, 2021, January 30, 2021, and October 31, 2020 was $9.2 million, $8.8 million, and $8.2 million, respectively, recognized in accounts payable on our unaudited condensed consolidated balance sheets. We recognize revenue when a gift card is redeemed by the customer and recognize gift card breakage income in net sales in proportion to the redemption pattern of rights exercised by the customer. For all periods presented, gift card breakage was immaterial.

Index

During the 13-weeks ended October 30, 2021 and October 31, 2020, $0.5 million and $0.5 million, respectively, of gift card deferred revenue from prior periods was realized. During the 39-weeks ended October 30, 2021 and October 31, 2020, $1.2 million and $1.0 million, respectively, of gift card deferred revenue from prior periods was realized.

Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheets and was $3.6 million, $3.4 million, and $3.2 million at October 30, 2021, January 30, 2021, and October 31, 2020, respectively.

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

Revenues disaggregated by major product categories are as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Footwear	$231,365	$201,047	$824,088	$675,270
Apparel	104,598	90,380	346,130	268,564
Equipment	45,756	39,956	137,619	98,993
Total	$381,719	$331,383	$1,307,837	$1,042,827

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

In valuing goodwill, we use a combination of the Discounted Cash Flow methodology and the Guideline Public Company methodology, which require assumptions related to future cash flows, discount rate, and comparable public company entities. In the 13-weeks ended May 2, 2020 and year ended January 30, 2021, we determined that goodwill of our City Gear reporting unit was fully impaired and recognized a non-cash impairment charge of $19.7 million. No impairment related to goodwill was recognized during the 13-weeks or 39-weeks ended October 30, 2021.

In valuing the tradename intangible, we use the Relief from Royalty method which requires assumptions related to future revenues, royalty rate, and discount rate. In the 13-weeks ended May 2, 2020 and year ended January 30, 2021, we determined that the City Gear tradename was partially impaired and recognized a non-cash impairment charge of $8.9 million in store operating, selling, and administrative expenses on our unaudited condensed consolidated statements of operations. No impairment related to the tradename intangible was recognized during the 13-weeks or 39-weeks ended October 30, 2021.

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

Standards that are not yet adopted

We continuously monitor and review all current accounting pronouncements and standards from the FASB of U.S. GAAP for applicability to our operations. As of October 30, 2021, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our financial reporting.

3.    Leases

ROU lease assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to test ROU assets (or asset groups that contain one or more ROU assets for impairment), whether ROU assets are impaired, and if so, the amount of the impairment loss to recognize. An asset group impairment charge of approximately $2.1 million and $1.4 million was recognized in the 13-weeks ended October 30, 2021 and October 31, 2020, respectively. An asset group impairment charge of approximately $2.6 million and $6.0 million was recognized in the 39-weeks ended October 30, 2021 and October 31, 2020, respectively.

Lease costs are as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating lease cost	$16,796	$16,467	$47,357	$50,236
Finance lease cost:
Amortization of assets	224	234	638	712
Interest on lease liabilities	30	43	109	137
Variable lease cost	4,264	388	15,186	734
	$21,314	$17,132	$63,290	$51,819

Finance ROU assets on the unaudited condensed consolidated balance sheets at October 30, 2021, January 30, 2021, and October 31, 2020 are shown net of accumulated amortization of $2.3 million, $1.7 million, and $1.4 million, respectively.

The following table provides supplemental balance sheet information related to leases:

	October 30, 2021	January 30, 2021	October 31, 2020
Weighted-average remaining lease term (in years):
Operating leases	5	5	5
Finance leases	3	4	4

Weighted-average discount rate:
Operating leases	3.2%	3.5%	3.7%
Finance leases	5.2%	5.5%	6.4%

Index

The following table provides supplemental cash flow and other information related to leases (in thousands):

	39-Weeks Ended
	October 30, 2021	October 31, 2020
Operating cash flows from operating leases	$56,228	$57,461
Operating cash flows from finance leases	$109	$137
Financing cash flows from finance leases	$736	$766

ROU assets obtained in exchange for lease obligations, net:
Operating leases	$63,827	$42,895
Finance leases	$(452)	$1,351

Maturities of lease obligation as of October 30, 2021 (in thousands):

	Operating	Finance	Total
Remainder of Fiscal 2022	$12,446	$238	$12,684
Fiscal 2023	73,960	930	74,890
Fiscal 2024	60,983	863	61,846
Fiscal 2025	48,280	282	48,562
Fiscal 2026	35,500	202	35,702
Thereafter	54,585	—	54,585
Total minimum lease payments	285,754	2,515	288,269
Less amount representing interest	21,543	149	21,692
	$264,211	$2,366	$266,577

As of October 30, 2021, we have entered into approximately $9.6 million of operating lease obligations related to future store locations that have not yet commenced.

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

Index
The table below segregates all financial assets and financial liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	October 30, 2021			January 30, 2021			October 31, 2020
	Level I	Level II	Level III	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$129	$—	$—	$219	$—	$—	$541	$—	$—
Long-term investments	2,265	—	—	2,107	—	—	2,005	—	—
Short-term contingent earnout	—	—	—	—	—	15,000	—	—	14,710
Long-term contingent earnout	—	—	—	—	—	—	—	—	—
Total investments	$2,394	$—	$—	$2,326	$—	$15,000	$2,546	$—	$14,710

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

The short-term and long-term contingent earnouts represent the fair value of potential additional payments outlined in the Purchase Agreement to the former members and warrant holders of City Gear if certain financial goals were achieved in Fiscal 2020 and Fiscal 2021 ("Earnout"). The total Earnout was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, risk-free rate, and dividend yield. The Earnout was re-valued each quarter in Fiscal 2020 and Fiscal 2021 and any change in valuation was recognized in our consolidated statements of operations. No revaluation was required in Fiscal 2022 and therefore no costs were recognized in store operating, selling, and administrative expenses in Fiscal 2022 as both Earnouts had been fully determined and paid out by the first quarter of Fiscal 2022. As a result of the revaluation for the 13-weeks and 39-weeks ended October 31, 2020, an increase of $0.2 million and $3.7 million was recognized in store operating, selling, and administrative expenses, respectively.

The table below are reconciliations of the contingent earnout balance for each period presented (in thousands):

	39-Weeks Ended		52-Weeks Ended		39-Weeks Ended
	October 30, 2021		January 30, 2021		October 31, 2020
	Short-term	Long-term	Short-term	Long-term	Short-term	Long-term
Beginning balance	$15,000	$—	$9,958	$11,099	$9,958	$11,099
Change in valuation, net	—	—	3,943	—	3,653
Payment	(15,000)	—	(10,000)	—	$(10,000)	—
Reclassification from long-term, net	—	—	11,099	(11,099)	11,099	(11,099)
Ending balance	$—	$—	$15,000	$—	$14,710	$—

5.    Debt

In October 2018, we entered into amended agreements with Bank of America, N.A. and Regions Bank providing for an aggregate amount of credit available to us under each line of credit of $50.0 million.

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
As of October 30, 2021, we were in compliance with these covenants.
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
We did not incur any borrowings against the 2021 Credit Facility or Amended Credit Facility during the 13-weeks or 39-weeks ended October 30, 2021. At October 30, 2021, a total of $100.0 million was available to us from the 2021 Credit Facility.

There were 97 days during the 52-weeks ended January 30, 2021, where we incurred borrowings against the credit facilities for an average and maximum borrowing of $43.3 million and $50.0 million, respectively, and an average interest rate of 3.45%.

We did not incur any borrowings during the 13-weeks ended October 31, 2020. There were 97 days during the 39-weeks ended October 31, 2020, where we incurred borrowings against the credit facilities for an average and maximum borrowing of $43.3 million and $50.0 million, respectively. The average interest rate during the 39-weeks ended October 31, 2020 was 3.45%.

6.    Stock-Based Compensation

The stock-based compensation costs that have been charged against income were as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Stock-based compensation expense by type:
Stock options	$—	$—	$174	$90
Restricted stock units	1,126	968	4,005	2,615
Employee stock purchases	47	23	156	93
Director deferred compensation	17	23	38	71
Total stock-based compensation expense	1,190	1,014	4,373	2,869
Income tax benefit recognized	284	244	1,047	672
Stock-based compensation expense, net of income tax	$906	$770	$3,326	$2,197

Expense for restricted stock units is shown net of forfeitures of approximately $6,000 and $2,300 for the 13-weeks ended October 30, 2021 and October 31, 2020, respectively. Expense for restricted stock units is shown net of forfeitures of approximately $0.2 million and $0.9 million for the 39-weeks ended October 30, 2021 and October 31, 2020, respectively.
We have granted the following equity awards:

Index

	13-Weeks Ended		39-Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Stock options	—	—	4,384	27,000
Restricted stock unit awards	—	—	62,031	337,749
Performance-based restricted stock unit awards	—	—	22,492	—
Deferred stock units	228	597	486	3,860

At October 30, 2021, the total compensation costs not yet recognized related to unvested restricted stock unit awards was $8.2 million and the weighted-average period over which such awards are expected to be recognized is 2.2 years. There were no unrecognized compensation costs related to unvested stock options at October 30, 2021.

The weighted-average grant date fair value of stock options granted during the 39-weeks ended October 30, 2021 and October 31, 2020 was $39.73 and $3.33 per share, respectively.
Under the 2012 Non-Employee Director Equity Plan ("2012 Plan"), no shares of our common stock were awarded during the 13-weeks or 39-weeks ended October 30, 2021 or October 31, 2020.
The number of shares purchased, the average price per share, and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	13-Weeks Ended		39-Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Shares purchased	2,495	4,605	12,003	33,506
Average price per share	$65.11	$17.66	$47.95	$10.21
Weighted-average fair value at grant date	$22.22	$4.99	$13.68	$3.71

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

	13-Weeks Ended		39-Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Weighted-average shares used in basic computations	14,362	16,572	15,460	16,551
Dilutive equity awards	613	605	622	351
Weighted-average shares used in diluted computations	14,975	17,177	16,082	16,902

For the 13-weeks ended October 30, 2021, we did not exclude any options from the computations of diluted weighted-average common shares or common stock equivalents. For the 13-weeks ended October 31, 2020, we excluded 104,091 options from the computation of diluted weighted-average common shares and common share equivalents outstanding because of their anti-dilutive effect.

We also excluded 55,084 unvested stock awards granted to certain employees from the computations of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by October 30, 2021. Assuming the performance-criteria had been achieved as of October 30, 2021, the incremental dilutive impact would have been 19,917 shares.

Index
8.    Stock Repurchase Activity
On May 26, 2021, the Board of Directors ("Board") authorized the expansion and extension of our existing Stock Repurchase Program ("Program") by $500.0 million to a total of $800.0 million to repurchase our common stock through February 1, 2025. The Program's original authorization was approved in November 2015 in the amount of $300.0 million and prior to the Board's action, was scheduled to expire on January 29, 2022.
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
The number of shares repurchased under the Program and acquired from holders of restricted stock unit awards to satisfy tax withholding requirements were as follows:

	13-Weeks Ended		39-Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Common stock repurchased under the Program	1,427,314	—	2,953,860	428,018
Aggregate cost of repurchases under the Program (in thousands)	$117,850	$—	$238,327	$9,748
Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements	—	—	45,245	34,956
Tax withholding requirement (in thousands)	$—	$—	$3,177	$483

As of October 30, 2021, we had approximately $398.0 million remaining under the Program for stock repurchases.
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

The Company believes that its pending legal matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company's consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Adverse decisions and settlements, including any required changes to the Company's business, or other developments in such matters could affect our operating results in future periods or result in a liability or other amounts material to the Company's annual consolidated financial statements. No material amounts were accrued at October 30, 2021, January 30, 2021, or October 31, 2020 pertaining to legal proceedings or other contingencies.

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

Index
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
At October 30, 2021, we had a liability of $0.6 million associated with unrecognized tax benefits. We file income tax returns in U.S. federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2019 or by most state taxing jurisdictions for years prior to Fiscal 2018.

11.    Related-Party Transactions
The Company leases one store under a lease arrangement with Preferred Growth Properties, LLC (formerly AL Florence Realty Holdings 2010, LLC), a wholly owned subsidiary of Books-A-Million, Inc. ("BAMM"). One of our Directors, Terrance G. Finley is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 28, 2022. In August 2021, the Company exercised an option to extend the term of the lease by five years, which new term commences on March 1, 2022 and terminates on February 28, 2027. The minimum annual lease payment of $0.1 million did not change. The minimum annual lease payment of $0.1 million did not change. Minimum lease payments remaining under the lease at October 30, 2021 and October 31, 2020 were $0.6 million and $0.1 million, respectively.
The Company honored certain contracts in place for its wholly owned subsidiary, City Gear, LLC, upon acquisition, which included agreements with Memphis Logistics Group, T.I.G. Construction and Merchant's Capital of which Michael E. Longo, the Company's President and CEO, had an interest in, either directly or indirectly, at acquisition.

Memphis Logistics Group ("MLG")

MLG provided logistics and warehousing services to the Company's wholly-owned subsidiary, City Gear. Mr. Longo owned a majority interest in MLG and the initial contract term was effective through June 2020 but was extended to June 2021. Effective January 29, 2021, Mr. Longo fully divested his ownership interest in MLG and he no longer has any involvement with its management. MLG subsequently reorganized as Riverhorse Logistics, LLC.

In the 13-weeks and 39-weeks ended October 31, 2020, payments to MLG under the contract were $2.2 million and $5.6 million, respectively. The amount outstanding to MLG at January 30, 2021 and October 31, 2020 was $0.3 million and $0.2 million, respectively, and is included in accounts payable on our unaudited condensed consolidated balance sheets.

T.I.G. Construction ("TIG")

TIG historically performed the majority of new store and store remodel construction for City Gear and is owned by a close relative of Mr. Longo. For the 13-weeks ended October 30, 2021 and October 31, 2020, payments to TIG for its services were $1.8 million and $1.4 million, respectively. For the 39-weeks ended October 30, 2021 and October 31, 2020, payments to TIG for its services were $4.4 million and $3.7 million, respectively. The amount outstanding to TIG at October 30, 2021, January 30, 2021, and October 31, 2020 was approximately $0.3 million, $26,000, and $0.1 million, respectively, and is included in accounts payable on our unaudited condensed consolidated balance sheets.

Merchant's Capital ("MC")

Merchant's Capital owned the office building where City Gear had its corporate offices in Memphis, Tennessee. Mr. Longo is a 33.3% partner in MC. The initial lease term ended on December 31, 2019 but was extended to April 30, 2020 to allow for the transition of City Gear's corporate office to the Company's Birmingham, Alabama headquarters. In the 13-weeks ended October 30, 2021 and October 31, 2020, there were no lease payments to MC. In the 39-weeks ended October 31, 2020, lease payments to MC were $51,200. There were no amounts outstanding to MC at October 30, 2021, January 30, 2021, or October 31, 2020.

Retail Security Gates, LLC ("RSG")

During the second quarter of Fiscal 2022, a close relative of Mr. Longo purchased a 50% interest in an existing Company vendor, which was reorganized as RSG. We utilize RSG for specially manufactured store front security gates. For the 13-weeks and 39-weeks ended October 30, 2021, payments to RSG were $0.1 million and $0.2 million, respectively. The amount

Index
outstanding to RSG at October 30, 2021 was $36,000, and is included in accounts payable on our unaudited condensed consolidated balance sheets.

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

12.    Subsequent Events
On November 23, 2021, our Board declared a dividend of $0.25 per share of common stock payable on December 21, 2021 to stockholders of record as of the close of business on December 9, 2021.
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “forecast,” “guidance,” “outlook,” “estimate” “will,” “may,” “could,” “possible,” “potential,” or other similar words, phrases or expressions. For example, our forward-looking statements include statements regarding:
•the impact of the duration and scope of the COVID-19 pandemic on our business, operations, and financial results, including the time it will take for vaccines to be broadly produced, distributed, and administered, and the effectiveness of such vaccines in slowing or stopping the spread of COVID-19, variant strains of the virus, additional waves of infections or periods of increases in the number of COVID-19 cases in areas in which we operate, and the measures that might be imposed by federal, state, or local governments in response to the pandemic, including vaccine mandates and restrictions impacting school closures and remote learning requirements, sporting events, and local sports leagues and programs;
•the impact that future stimulus payments and extended unemployment benefits, if any, will have on consumer demand for our products and our overall business operations;
•the potential impact of new trade, tariff, and tax regulations on our profitability;
•our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;
•our cash needs, including our ability to fund our future capital expenditures, working capital requirements, recurring quarterly dividends, and repurchases of Company common stock under our stock repurchase program ("Program");
•our relationships with vendors and the loss of key vendor support;
•the possible effects of inflation, market decline, and other economic changes on our costs and profitability;
•our ability to retain key personnel and other employees at Hibbett and City Gear due to current labor challenges or otherwise;
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

Index
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

General Overview

Hibbett, Inc., headquartered in Birmingham, Alabama, is a leading athletic-inspired fashion retailer primarily located in underserved communities across the country. Founded in 1945, Hibbett stores have a rich history of convenient locations,

Index
personalized customer service, and access to coveted footwear and apparel from top brands like Nike, Jordan, and adidas. Consumers can browse styles, find new releases, and make purchases by visiting www.hibbett.com. Purchases can be made online or by visiting their nearest store. Follow us @hibbettsports and @citygear on Facebook, Instagram, and Twitter. As of October 30, 2021, we operated a total of 1,086 retail stores in 35 states composed of 893 Hibbett stores, 175 City Gear stores, and 18 Sports Additions athletic shoe stores.

Our Hibbett stores average 5,800 square feet and are located primarily in strip centers, which are usually near a major chain retailer. Our City Gear stores average 5,100 square feet and are located primarily in strip centers. As of October 30, 2021, our store base consisted of 822 stores located in strip centers, 32 free-standing stores, and 232 enclosed mall locations.

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

During the 13-weeks ended October 30, 2021, we included 1,047 stores in comparable store sales. During the 39-weeks ended October 30, 2021, we included 1,035 stores in comparable store sales.

Executive Summary

Net sales for the 13-weeks ended October 30, 2021, increased 15.2% to $381.7 million, compared with $331.4 million for the 13-weeks ended October 31, 2020. Comparable store sales increased 13.0%, as brick and mortar comparable store sales increased 11.6%. E-commerce sales increased by 22.3% and represented 14.0% of total net sales for the third quarter compared to 13.2% in the prior year third quarter. On a two-year basis, net sales increased 38.6% and comparable sales increased 37.4%. This year, we believe increased market share, improved customer engagement, and availability of in-demand product were the primary drivers of our sales growth. In the prior year third quarter, we believe that sales were primarily driven by market disruption, improved new customer retention, continued strength in omni-channel adoption, the availability of in-demand product, as well as stimulus payments. We expect additional increased market share as the result of competitive closures.

Net sales for the 39-weeks ended October 30, 2021, increased 25.4% to $1.31 billion, compared with $1.04 billion for the 39-weeks ended October 31, 2020. Comparable store sales increased 24.1%. Brick and mortar comparable store sales increased 29.6%. E-commerce sales decreased 2.9% and represented 12.8% of total net sales in the current year compared to 16.6% of total sales in the comparable period last year. On a two-year basis, net sales have increased by 50.1% and comparable sales increased 51.9%.

Store operating, selling, and administrative ("SG&A") expenses were 25.2% of net sales for the 13-weeks ended October 30, 2021, compared with 26.1% of net sales for the 13-weeks ended October 31, 2020. This decrease was primarily the result of leverage gained from the strong sales increase and improved labor management. Third quarter SG&A expenses of 25.2% of net sales compares to prior year third quarter adjusted SG&A expenses of 26.0% of net sales, which excludes certain City Gear acquisition and integration activities. This decrease of approximately 80 basis points was also the result of leverage gained from the strong sales increase and improved labor management.

SG&A expenses were 21.5% of net sales for the 39-weeks ended October 30, 2021, compared with 26.4% of net sales for the 39-weeks ended October 31, 2020. A large portion of this decrease resulted from the reduced impact of City Gear acquisition and integration costs and COVID-19 pandemic adjustments on the current year results. SG&A expenses of 21.5% of net sales for the 39-weeks ended October 30, 2021, compared favorably with adjusted SG&A expenses of 22.6% of net sales for the 39-

Index
weeks ended October 31, 2020. Strong sales performance over the first nine months of the current year drove this SG&A improvement.

During the third quarter of Fiscal 2022, we opened seven new stores and closed one underperforming store bringing the store base to 1,086 in 35 states as of October 30, 2021. We ended the third quarter of Fiscal 2022 with $29.7 million of available cash and cash equivalents with no outstanding debt. Net inventory was $258.8 million at October 30, 2021, a 22.8% increase compared to the prior year third quarter. Our inventory position improved during the quarter despite ongoing disruptions in the supply chain due to COVID-19 impacts on manufacturing capacity, port backlogs, and transportation equipment availability. Foundational improvements to the customer experience and our ability to attract and stay connected to underserved customers continues to strengthen our relationships with our vendor partners.

About Non-GAAP Measures

This Management Discussion and Analysis includes certain non-GAAP financial measures for the 13-weeks and 39-weeks ended October 31, 2020, including adjusted net income, diluted earnings per share, cost of goods sold, gross margin, SG&A expenses (including goodwill impairment), operating income, and provision for income taxes as a percentage of net sales. Management believes these non-GAAP financial measures are useful to investors to facilitate comparisons of our current financial results to historical operations and the financial results of peer companies, as they exclude the effects of items that may not be indicative of, or are unrelated to, our underlying operating results, such as expenses related to the COVID-19 pandemic and the acquisition of City Gear. Costs related to the COVID-19 pandemic include impairment charges of goodwill, tradename, and other assets and lower of cost or net realizable value inventory reserve charges. The costs related to the acquisition of City Gear include change in valuation of the contingent earnout and professional fees. There were no non-GAAP financial measures for the 13-weeks or 39-weeks ended October 30, 2021.

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

Reconciliations of our unaudited condensed consolidated statements of operations for the 13-weeks and 39-weeks ended October 31, 2020, as reported on a GAAP basis, to statements of operations for the same period prepared on a non-GAAP basis, are provided below under the heading “GAAP to Non-GAAP Reconciliations.”

References to “adjusted” results indicates that the impact of non-GAAP financial measures have been excluded.

Critical Accounting Policies and Estimates

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical and significant accounting policies and estimates are described more fully in our 2021 Annual Report. There have been no changes in our accounting policies in the current period ended October 30, 2021, that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended October 30, 2021, for information regarding recent accounting pronouncements.

Index
Results of Operations
Summarized Unaudited Information

	13-Weeks Ended		39-Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Statements of Operations
Net sales increase	15.2%	20.3%	25.4%	19.7%
Comparable store sales increase	13.0%	21.2%	24.1%	22.0%
Gross margin (as a % to net sales)	36.3%	38.3%	39.1%	35.0%
SG&A expenses (as a % to net sales)	25.2%	26.1%	21.5%	24.5%
Goodwill impairment (as a % of net sales)	—%	—%	—%	1.9%
Depreciation and amortization (as a % to net sales)	2.3%	2.3%	1.9%	2.1%
Provision for income taxes (as a % to net sales)	2.1%	2.4%	3.7%	1.6%
Net income (as a % to net sales)	6.6%	7.6%	12.0%	4.8%
Diluted earnings per share	$1.68	$1.47	$9.74	$2.98
Weighted-average dilutive shares (in thousands)	14,975	17,177	16,082	16,902

Balance Sheets
Ending cash and cash equivalents (in thousands)	$29,749	$177,698
Average inventory per store	$238,342	$196,329

Store Information
Beginning of period	1,080	1,077	1,067	1,081
New stores opened	7	—	24	6
Rebranded stores	—	2	—	8
Stores closed	(1)	(5)	(5)	(21)
End of period	1,086	1,074	1,086	1,074

Estimated square footage at end of period (in thousands)	6,131	6,053

Share Repurchase Information
Shares purchased under our Program	1,427,314	—	2,953,860	428,018
Cost (in thousands)	$117,850	$—	$238,327	$9,748
Settlement of net share equity awards	—	—	45,245	34,956
Cost (in thousands)	$—	$—	$3,177	$483

13-Weeks Ended October 30, 2021 Compared to 13-Weeks Ended October 31, 2020

Net sales

Net sales for the 13-weeks ended October 30, 2021, increased 15.2% to $381.7 million compared with $331.4 million for the 13-weeks ended October 31, 2020. Comparable store sales increased 13.0%. Brick and mortar comparable sales increased 11.6%. E-commerce sales increased by 22.3% and represented 14.0% of total net sales for the third quarter compared to 13.2% in the prior year third quarter.

Relative to two years ago in the third quarter of Fiscal 2020, comparable sales increased 37.4%. Brick and mortar comparable sales increased 31.6% and e-commerce sales grew 84.2% over the 2-year period.

Although current year sales results were quite strong, the prior year sales performance was also very good. As a reminder, sales in the third quarter of Fiscal 2021 were positively impacted by market disruption, improved new customer retention, continued strength in omni-channel adoption, the availability of in-demand product, as well as stimulus payments. This year, we believe

Index
our increased market share, improved customer engagement, and availability of in-demand product were the primary drivers of our sales growth.

Gross margin

Gross margin was 36.3% of net sales for the 13-weeks ended October 30, 2021, compared with 38.3% of net sales for the 13-weeks ended October 31, 2020. The approximate 200 basis point decline was primarily driven by increased freight and transportation costs, which more than offset leverage from store occupancy expenses. Excluding adjustments to our non-cash inventory valuation reserves in the prior year quarter, the gross margin of 36.3% of net sales for the 13-weeks ended October 30, 2021 is comparable to the adjusted gross margin of 38.1% for the 13-weeks ended October 31, 2020.

SG&A expenses

Store operating, selling, and administrative ("SG&A") expenses were 25.2% of net sales for the 13-weeks ended October 30, 2021, compared with 26.1% of net sales for the 13-weeks ended October 31, 2020. This decrease was primarily the result of leverage gained from the strong sales increase and improved labor management. Excluding certain City Gear acquisition and integration expenses that occurred last year, SG&A expenses of 25.2% of net sales for the 13-weeks ended October 30, 2021, decreased by approximately 80 basis points from adjusted SG&A expenses of 26.0% of net sales for the 13-weeks ended October 31, 2020.
Depreciation and amortization
Depreciation and amortization of $9.0 million was relatively flat as a percentage of net sales for the 13-weeks ended October 30, 2021, compared to the same period of the prior fiscal year. The increase in dollar spend was mainly due to investments in new stores, existing store remodels and refreshes, and other merchandising, digital, and corporate IT initiatives.

Provision for income taxes

The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 24.5% for the 13-weeks ended October 30, 2021 and was 23.7% for the 13-weeks ended October 31, 2020. The quarterly effective tax rate fluctuates based on full-year taxable income projections, the impact of discrete items, and the relative level of pre-tax income or loss in each quarter.

Net income

Net income for the 13-weeks ended October 30, 2021, was $25.2 million, or $1.68 per diluted share, compared with a net income of $25.3 million, or $1.47 per share, for the 13-weeks ended October 31, 2020. As there were no adjustments in the third quarter of the current year, net income for the 13-weeks ended October 30, 2021, was $25.2 million, or $1.68 per diluted share, compared to adjusted net income for the 13-weeks ended October 31, 2020, of $24.9 million, or $1.45 per diluted share.

39-Weeks Ended October 30, 2021 Compared to 39-Weeks Ended October 31, 2020
Net sales
Net sales increased 25.4%, to $1.31 billion for the 39-weeks ended October 30, 2021, from $1.04 billion for the comparable period in the prior year. Comparable store sales increased 24.1%. Brick and mortar comparable sales increased by 29.6% and were nominally offset by an e-commerce sales decrease of 2.9%. E-commerce sales represented 12.8% of total sales compared to 16.6% for the comparable period in the prior year.

Compared to the same period two years ago in Fiscal 2020, comparable sales increased 51.9%. Brick and mortar comparable sales increased 45.4% and e-commerce sales grew 111.8% over the two-year period.

Index
Gross margin

Gross margin was $511.8 million, or 39.1% of net sales for the 39-weeks ended October 30, 2021, compared with $364.8 million, or 35.0% of net sales in the same period of the prior fiscal year. Excluding adjustments to our non-cash inventory valuation reserves in the 39-weeks ended October 31, 2020, the current gross margin of 39.1% of net sales is comparable to the adjusted gross margin of 35.3% of net sales in the prior year.

SG&A expenses

SG&A expenses, including goodwill impairment in the prior year, were 21.5% of net sales for the 39-weeks ended October 30, 2021, compared with 26.4% of net sales for the 39-weeks ended October 31, 2020. Excluding certain City Gear acquisition and integration expenses and pandemic related impairment and valuation costs that occurred in the 39-weeks ended October 31, 2020, current year SG&A expenses of 21.5% of net sales reflected an improvement of approximately 110 basis points from adjusted SG&A expenses of 22.6% of net sales for the 39-weeks ended October 31, 2020 due to leverage from the significant year over year revenue growth.
Depreciation and amortization.
Depreciation and amortization of $25.4 million decreased approximately 20 basis points as a percentage of net sales for the 39-weeks ended October 30, 2021, compared to the same period of the prior fiscal year. This decrease was mainly due to the leverage from higher net sales.

Provision for income taxes.

The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 23.5% for the 39-weeks ended October 30, 2021 and was 24.9% of the pre-tax income for the 39-weeks ended October 31, 2020. The lower rate in the current year was primarily the result of additional equity compensation deductions in the 39-weeks ended October 30, 2021, resulting from the Company's increased common stock price.

Index

GAAP to Non-GAAP Reconciliations
(Dollars in thousands, except per share amounts)
(Unaudited)

The following table provides a reconciliation of our unaudited condensed consolidated statement of operations for the 13-weeks ended October 31, 2020, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.

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

1) Excluded acquisition and transition costs during the 13-weeks ended October 31, 2020, related to the acquisition of City Gear, LLC consist primarily of change in valuation of contingent earnout and accounting and professional fees.
2) Excluded costs during the 13-weeks ended October 31, 2020, related to the COVID-19 pandemic, consist of non-cash LCM reserve adjustments in cost of goods sold (COGS).

Index

The following table provides a reconciliation of our unaudited condensed consolidated statement of operations for the 39-weeks ended October 31, 2020, as reported on a GAAP basis, to a statement of operations for the same period prepared on a non-GAAP basis.

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

1) Excluded acquisition and transition costs during the 39-weeks ended October 31, 2020, related to the acquisition of City Gear, LLC consist primarily of change in valuation of contingent earnout and accounting and professional fees.

2) Excluded costs during the 39-weeks ended October 31, 2020, related to the COVID-19 pandemic, consist primarily of net non-cash LCM reserve charges in COGS and impairment costs (goodwill, tradename, and other assets) in SG&A.

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

As the result of strong sales beginning in the second quarter of Fiscal 2021, our liquidity position improved significantly. We ended the third quarter of Fiscal 2022 with $29.7 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet. As of October 30, 2021, we had no debt outstanding and full availability under our 2021 Credit Facility discussed in Note 5, Debt, to the unaudited condensed consolidated financial statements.

Inventory at the end of the third quarter of Fiscal 2022 was $258.8 million, a 22.8% increase compared to the prior year third quarter. The inventory balance at the end of the prior year third quarter was well below historical levels. Higher order quantities resulting from our increased sales volume and strong relationships with our vendor partners have allowed us to slowly build inventory back toward preferred levels.
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
Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	39-Weeks Ended
	October 30, 2021	October 31, 2020
Net cash provided by operating activities	$111,988	$145,209
Net cash used in investing activities	(42,981)	(19,294)
Net cash used in financing activities	(248,548)	(14,295)
Net (decrease) increase in cash and cash equivalents	$(179,541)	$111,620
Operating Activities.

Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to increase inventory in advance of peak selling seasons, such as winter holidays, the spring sales period, and the late summer back-to-school shopping season. Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $112.0 million for the 39-weeks ended October 30, 2021, compared with net cash provided by operating activities of $145.2 million for the 39-weeks ended October 31, 2020. Operating activities consist primarily of net income adjusted for certain non-cash items and changes in operating assets and liabilities as noted in the table below.

	39-Weeks Ended
	October 30, 2021	October 31, 2020
Net income	$156,654	$50,334
Depreciation and amortization	25,418	21,895
Impairment charges	2,508	34,541
Contingent earnout	(13,761)	(1,586)
Change in inventories, net	(56,801)	77,155
Change in accounts payable, net	6,270	(29,248)
All other	(8,300)	(7,882)
Net cash provided by operating activities	$111,988	$145,209

•Non-cash depreciation and amortization expense increased due to capital expenditure investments in new stores, existing store remodels and refreshes, and supporting corporate infrastructure.
•Non-cash asset impairment charges for the 39-weeks ended October 31, 2020 resulted from a significant temporary decrease in the market valuation of the Company at the onset of the COVID-19 pandemic.
•The contingent earnout represents $15.0 million paid during the 39-weeks ended October 30, 2021, to the former members and warrant holders of City Gear for achievement of previously defined financial goals in the second-year post acquisition. Of this amount, $13.8 million was reflected as operating activities and $1.2 million was reflected as financing activities, which represents the fair value of the long-term portion of the contingent earnout booked through the purchase price allocation.
•Inventory balances in the current year have been slowly building from historically low levels. Inventory levels in the prior year were reduced significantly due to a surge in demand combined with a disruption in the supply chain that made it difficult to replenish balances.
•The change in accounts payable is due mainly to the timing of payments in relation to inventory receipts.

Index

Investing Activities.

Net cash used in investing activities in the 39-weeks ended October 30, 2021, totaled $43.0 million compared with net cash used in investing activities of $19.3 million in the 39-weeks ended October 31, 2020. Capital expenditures used $43.9 million of cash in the 39-weeks ended October 30, 2021, versus $20.8 million of cash in the 39-weeks ended October 31, 2020. Capital expenditures are primarily related to opening new stores, remodeling, expanding or relocating existing stores, and continued investment in digital initiatives and corporate infrastructure.
We opened 24 new stores during the 39-weeks ended October 30, 2021, as compared to opening six new stores and rebranding eight existing stores during the 39-weeks ended October 31, 2020.
We anticipate that our capital expenditures for the fiscal year ending January 29, 2022 will be approximately $70.0 million and primarily related to:
•the opening of new stores;
•the remodeling, expansion, or relocation of selected existing stores;
•digital initiatives;
•corporate, distribution, and information system infrastructure and enhancements; and
•other departmental needs.
Financing Activities.

Net cash used in financing activities was $248.5 million in the 39-weeks ended October 30, 2021, compared to net cash used in financing activities of $14.3 million in the prior year period. During the 39-weeks ended October 30, 2021 and October 31, 2020, we had no borrowings against our credit facilities. In the current year, we have repurchased $238.3 million of our common stock under our Program. This compares to $9.7 million used to repurchase our common stock under our Program in the same period of the prior year. See Note 8, Stock Repurchase Activity, to the unaudited condensed consolidated financial statements for additional information.

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
As of October 30, 2021, we were in compliance with these covenants. See Note 5, Debt, to the unaudited condensed consolidated financial statements for additional information.

During the 39-weeks ended October 30, 2021, we paid $7.5 million of dividends to our stockholders. On November 23, 2021, our Board declared a dividend of $0.25 per share of common stock payable on December 21, 2021, to stockholders of record as of the close of business on December 9, 2021. No dividends were paid during the 39-weeks ended October 31, 2020.

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

Index
Quarterly and Seasonal Fluctuations

We experience seasonal fluctuations in our net sales and results of operations. We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including unseasonal weather patterns, the timing of high demand footwear launches, demand for merchandise driven by local interest in sporting events, back-to-school sales, and the timing of sales tax holidays and annual income tax refunds. The COVID-19 pandemic has impacted youth and high school team sports and has resulted in some shifts of normal seasonal patterns during the periods presented.

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
Additionally, Regions Bank is committed to provide loans under our 2021 Amended Credit Facility. There is a risk that Regions Bank cannot deliver against these obligations. For a further discussion of this risk and risks related to our deposits, see “Risk Factors” in our 2021 Annual Report.
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

Based on historical levels of borrowing under our credit facilities and the short-term nature of such, we do not expect a transition away from LIBOR to impact us in any material way.

ITEM 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

Index
We have not identified any changes in our internal control over financial reporting that occurred during the period ended October 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the 13-weeks ended October 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands)
August 1, 2021 to August 28, 2021	51,423	$87.86	51,423	$511,352
August 29, 2021 to October 2, 2021	1,295,318	$82.86	1,295,318	$404,020
October 3, 2021 to October 30, 2021	80,573	$74.46	80,573	$398,020
Total	1,427,314	$82.57	1,427,314	$398,020
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

3.3		Amended and Restated Bylaws of the Registrant; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2021.

Form of Stock Certificate
4.1		Form of Common Stock Certificate; incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2021

Material Agreements
None.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, has been formatted in Inline XBRL.
	*	Filed Within
	**	Furnished Herewith

Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT, INC.

Date:	December 6, 2021	By:	/s/ Robert Volke
Robert Volke
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)