Form 10-K
period 2022-01-29
HIBBETT INC
filed 2022-03-25
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 29, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
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
The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $1.3 billion on July 31, 2021, based on the closing sale price of $88.66 at July 30, 2021 for the common stock on such date on the Nasdaq Global Select Market.
The number of shares outstanding of the Registrant’s common stock, as of March 22, 2022, was 13,139,364.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

HIBBETT, INC.

Index
Introductory Note

References to “we,” “our,” “us,” “Hibbett” and the “Company” used throughout this document refer to Hibbett, Inc. and its subsidiaries. Unless specifically indicated otherwise, any reference to the following years or fiscal years relates to:

Year	Related Fiscal Year End	Weeks in Fiscal Period
2024 or Fiscal 2024	February 3, 2024	53
2023 or Fiscal 2023	January 28, 2023	52
2022 or Fiscal 2022	January 29, 2022	52
2021 or Fiscal 2021	January 30, 2021	52
2020 or Fiscal 2020	February 1, 2020	52

Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “forecast,” “guidance,” “outlook,” “estimate,” “will,” “may,” “could,” “possible,” “potential,” or other similar words, phrases or expressions. For example, our forward-looking statements include statements regarding:
•the impact of the duration and scope of the COVID-19 pandemic on our business, operations, and financial results, including the adequate production, distribution, acceptance and efficacy of vaccines and effective medical treatments for COVID-19, variant strains of the virus, additional periods of increases or spikes in the number of COVID-19 cases in areas in which we operate, and the measures that might be imposed by federal, state, or local governments in response to the pandemic, including vaccine mandates and restrictions impacting school closures and remote learning requirements, sporting events, and local sports leagues and programs;
•the uncertainty of future stimulus payments and unemployment benefits, if any, and the related effects on consumer demand for our products and our overall business;
•the potential impact of new trade, tariff and tax regulations on our profitability;
•our ability to accurately forecast consumer demand for our products and manage our inventory in response to changing demands;
•our cash needs, including our ability to fund our future capital expenditures, working capital requirements, recurring quarterly dividends and repurchases of Company common stock under our stock repurchase program (the "Repurchase Program");
•our relationships with vendors and the loss of key vendor support;
•the possible effects of inflation, market decline and other economic changes on our costs and profitability;
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
•the future reliability of, and cost associated with, disruptions in the global supply chain and the potential impacts on our domestic and international sources of product, including the actual and potential effect of tariffs on international goods imposed by the United States and other potential impediments to imports;
•our policy of leasing rather than owning stores and our ability to renew or replace store leases satisfactorily;
•the cost of regulatory compliance, including the costs and possible outcomes of pending legal actions and other contingencies and new or additional legal, legislative and regulatory requirements to reduce or mitigate the effects of climate change;
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
•the impact of technology on our operations and business, including cyberattacks, cyber liability, or potential liability for breaches of our privacy or information security systems; and
•our ability to mitigate the risk of possible business interruptions, including, without limitation, from political or social unrest and armed conflicts.

A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements. Our forward-looking statements are based on currently available operational, financial, and business information and speak only as of the date of this Annual Report on Form 10-K. Our business, financial condition, results of operations, and prospects may have changed since that date. For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully review and consider the “Risk Factors” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

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

Index
PART 1
Item 1.     Business.
Our Company
Hibbett, headquartered in Birmingham, Alabama, is a leading athletic-inspired fashion retailer with approximately 1,100 stores under the Hibbett and City Gear banners, primarily located in underserved communities. Founded in 1945, Hibbett has a rich history of convenient locations, personalized customer service and access to coveted footwear, apparel and equipment from top brands like Nike, Jordan and adidas.
Our Business Strategy

We target underserved markets with branded products and provide a high level of customer service. This market strategy establishes greater customer, vendor and landlord recognition as a leading specialty retailer in these communities. We believe our ability to align our merchandising mix to local preferences and trends differentiates us from our national competitors and delivers incremental sales opportunities for our vendor partners. We use information systems to maintain tight controls over inventory and operating costs and continually search for ways to improve efficiencies and the customer experience through information system upgrades.
Our Store Brands
We operated the following store brands as of January 29, 2022:

		Location
Brand	Average Square Footage	Strip Center(1)	Mall	Total
Hibbett	5,800	720	180	900
City Gear	5,100	142	37	179
Sports Additions(2)	2,900	3	14	17
(1) Strip centers include free-standing stores and, for our Hibbett locations, are usually near a major chain retailer.
(2) Approximately 90% of the merchandise carried in our Sports Additions stores is athletic footwear.
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

Our goal is to provide a completely frictionless digital and omni-channel experience. In essence, this means customers can shop for what they want and can get those items quicker. To achieve this goal, we continue to invest in the user experience for our website and apps and add fulfillment capabilities and speed. In Fiscal 2023, we intend to invest in next generation omni-channel capabilities that will take us beyond traditional retail programs, which will allow us to offer greater shopping flexibility and convenience than ever before.

Index

Our Logistics

We maintain a full-line wholesale and logistics facility in Alabaster, Alabama (a suburb of Birmingham) where we receive and ship most of our merchandise. In addition, we utilize a third-party logistics facility in Memphis, Tennessee to increase efficiencies and to improve time to market. For key products, we maintain backstock at the Alabaster and Memphis facilities. This product is allocated and shipped to stores through an automatic replenishment system based on inventory levels and sales. Merchandise is delivered to stores, and transferred between stores, via small package carriers, Company operated vehicles or third-party logistics providers (which also deliver initial new store inventories). In Fiscal 2021, we increased our delivery frequency to every store in the chain and improved our store-to-store transfer capabilities to further enhance our speed-to-market and in-store product availability for our customers. We believe strong logistics support for our stores is a critical element of our business strategy and that our current logistics structure will support our growth over the next several years.

Our Merchandise

Our merchandising strategy emphasizes a TOE-TO-HEADTM approach. We provide a broad assortment of premium brand name footwear, apparel, accessories and team sports equipment at competitive prices in a full service omni-channel environment. We believe that the assortment of brand name merchandise we offer consistently exceeds the merchandise selection carried by most of our competitors, particularly in our underserved markets and neighborhood centers. Many of these brand name products have limited availability and/or are technical in nature requiring considerable sales assistance. We coordinate with our vendors to educate the sales staff at the store level on new products and trends.
Although the core merchandise assortment tends to be similar for each store, it is somewhat differentiated by the Hibbett or City Gear brands. Each brand utilizes important demographic, local and/or regional considerations. Accordingly, we offer products that reflect preferences for particular demographics as well as interests from each community. Our knowledge of these interests, combined with access to leading brands, enables our merchandising staff to react quickly to emerging trends or special events, such as fashion shifts or athletic events.
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

Index
Our Information Systems
We use technology as an enabler of our business strategies. We implement and maintain systems targeted at improving financial control, cost management, inventory control, merchandise planning, logistics, replenishment and product allocation. Our systems are designed to be flexible to meet the unique needs of each specific store location. We continue to evolve our digital channel experience and to develop further channel integration for a more seamless and frictionless set of capabilities aimed at enhancing our customer's shopping experience in-store, online and through our mobile solutions.
Our communications networks send and receive critical business data to and from stores, third-party cloud providers and managed hosting facilities (data centers). Our Company’s information is processed in a secure environment to protect both the actual data and the physical assets. We attempt to mitigate the risk of cyber-security threats and business interruptions by maintaining strong security protocols, threat monitoring, regular risk reviews and a detailed disaster recovery plan. In early Fiscal 2021, we consolidated the City Gear data center into our St. Louis hosted facility, which accomplished the alignment of controls over data. We completed the integration of all core systems during Fiscal 2021.
We strive to maintain highly qualified and motivated third-party partners and teams of individuals to support our information systems, which includes security, help desk, network, platform engineering, operations, quality assurance, compliance, business analysis, solution development, analytics and project management. Our systems are monitored 24 hours a day, and management believes that our current systems and practice of implementing regular updates will continue to support current needs and future growth. We use a strategic information systems planning process that involves senior management and is integrated into our overall business planning and enterprise risk management. Information systems projects are prioritized based upon strategic, financial, regulatory and other business criteria.
Our Marketing and Promotion

We focus on marketing opportunities that drive traffic and sales to our stores and digital business. For the last few years, digital marketing has been the major growth area for our marketing investments. We continue to see opportunities in personalization as well as hyper-local marketing efforts, including events and local store social media accounts. We have also maintained more traditional elements of our portfolio to drive store traffic.

Our Rewards program represented a significant portion of overall sales in Fiscal 2022. Loyalty sales increased in Fiscal 2022, driven by the relaunch of our existing loyalty program and expansion of the program into our City Gear stores. In Fiscal 2023, we intend to continue to improve our Rewards program to drive member acquisition and retention.
Our Competition
The business in which we are engaged is highly competitive. The marketplace for athletic specialty merchandise is highly fragmented as many different brick and mortar and online retailers compete for market share by utilizing a variety of formats and merchandising strategies. We compete with specialty shoe stores, department stores, traditional shoe stores, mass merchandisers, e-commerce retailers and, in some of our large and mid-size markets, national sporting goods superstores. In addition, we face competition from vendors that sell directly to consumers.
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

Index
Information about our Executive Officers

The following table and accompanying narrative sets forth the name, age and business experience of our current executive officers:

Name	Age	Position
Michael E. Longo	60	President and Chief Executive Officer
Jared S. Briskin	49	Executive Vice President, Merchandising
Robert J. Volke	58	Senior Vice President and Chief Financial Officer
David M. Benck	54	Senior Vice President, General Counsel
Ronald P. Blahnik	63	Senior Vice President, Chief Information Officer
Benjamin A. Knighten	51	Senior Vice President, Store Operations
Michael C. McAbee	51	Senior Vice President, Supply Chain and Store Development
William G. Quinn	46	Senior Vice President, Marketing and Digital
Jonalin S. Smith	48	Senior Vice President, Merchandising

Michael E. Longo joined the Company as our Chief Executive Officer and President in December 2019. Formerly, he served as Chief Executive Officer for City Gear, LLC from October 2006 to November 2018, where he oversaw the successful acquisition of the company in 2018 by Hibbett Sporting Goods, Inc. (n/k/a Hibbett Retail, Inc.). Prior to City Gear, he worked in positions of increasing responsibility and leadership with AutoZone, Inc. starting as a Vice President of Supply Chain in 1996 to Executive Vice President of Supply Chain, IT, Development, Mexico in 2005. Mr. Longo holds a Bachelor of Science degree in Engineering from the United States Military Academy and an MBA from Harvard University.

Jared S. Briskin was appointed our Executive Vice President of Merchandising in September 2021. Previously, he served as Senior Vice President and Chief Merchant from September 2014 through September 2021. He has served in roles of increasing responsibility and leadership in various merchandising positions across multiple categories since joining the Company in April 1998, including Vice President/Divisional Merchandise Manager of Footwear and Equipment from March 2010 through September 2014 and Vice President/Divisional Merchandise Manager of Apparel and Equipment from June 2004 through March 2010.

Robert J. Volke was appointed to serve as our Senior Vice President of Accounting and Finance in April 2020, and was named our Chief Financial Officer shortly thereafter. Mr. Volke most recently served as Interim Chief Financial Officer of Fleet Farm LLC (Fleet Farm), a position he held since March 2020, and as its Vice President, Accounting and Corporate Controller from August 2018 to February 2020. Prior to his service at Fleet Farm, Mr. Volke held various positions of increasing responsibility with Tractor Supply Company (Nasdaq: TSCO), including as its Vice President and Controller from March 2017 to August 2018, Vice President – Accounting and Reporting from February 2014 to February 2017, Director of General Accounting and Financial Reporting from February 2009 to January 2014, and Manager of General Accounting and Financial Reporting from May 2007 to February 2009. Mr. Volke earned his Bachelor of Science degree in Accounting from Indiana University.

David M. Benck was appointed Senior Vice President and General Counsel in March 2020. He also serves as our Chief Privacy Officer, Chair of the Enterprise Risk Committee, Assistant Secretary and Chief Risk Assessor. Mr. Benck joined the Company in March 2005, and in April 2008 was appointed Vice President and General Counsel. In addition to his role with the Company, Mr. Benck serves on the Board of Directors for the Federal Reserve Bank of Atlanta, Birmingham Branch appointee, as a Council Member for the American Arbitration Association, as a member of the Court of Arbitration for Sport (Lausanne, Switzerland) and as a member of the NCAA’s Independent Resolution Panel. Additionally, he is a Fellow in the National Association of Corporate Directors and an IAPP Certified Information Privacy Professional (CIPP/US and CIPM).

Ronald P. Blahnik was appointed to serve as our Senior Vice President and Chief Information Officer in April 2019. Mr. Blahnik joined the Company in November 2016 as our Vice President and Chief Information Officer. Before joining our Company, he served as managing partner of Blahnik Consulting Services, LLC from April 2011 to November 2016. Mr. Blahnik is a retired

Index
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

Michael C. McAbee was appointed to serve as our Senior Vice President, Supply Chain and Store Development in March 2022. Mr. McAbee joined our Company in September 2002 as a Merchant/Planner and during his tenure has held various positions of increasing responsibility and leadership including Vice President, Merchandise Planning and Replenishment from April 2008 to June 2012, Vice President, Merchandise Planning and Corporate Strategy from July 2012 to September 2014, Vice President, Merchandise Planning, Inventory Management and Corporate Strategy from October 2014 to April 2019, Vice President, Merchandise Operations and Planning from May 2019 to March 2020, Vice President, Store Development and Merchandise Operations from April 2020 to April 2021, and most recently, Vice President, Supply Chain and Store Development from May 2021 to March 2022. Mr. McAbee earned in Bachelor of Arts degree in History from the University of Alabama.

William G. Quinn was appointed to serve as our Senior Vice President of Marketing and Digital in April 2019. Mr. Quinn joined the Company in February 2016 as our Vice President of Digital Commerce. Prior to joining the Company, he served as Vice President, Digital for David's Bridal and as Executive Vice President, Chief Marketing Officer for 24 Hour Fitness. Mr. Quinn earned his Bachelor of Arts degree at Vanderbilt University, his MBA at Duke University and also holds a Certificate of Web Design from Temple University.

Jonalin S. Smith was appointed to serve as our Senior Vice President, Merchandising in March 2022. Ms. Smith joined the Company in October 2020 as our Vice President, General Merchandising Manager. Prior to joining the Company, she spent almost 28 years at Nike, Inc. where she held a variety of positions with increasing levels of responsibility and leadership, serving most recently as their Vice President of North American Sales for Converse. In addition, she was General Manager and Global Vice President of Nike’s Skateboarding Category. Her tenure at Nike included service throughout North America, as well as Europe, the Middle East and Africa. Ms. Smith earned her Bachelor of Science Degree at Atlanta Christian College in Atlanta, Georgia.

Human Capital

Human Capital Management

At Hibbett, our key human capital management objectives are to attract, retain and develop the highest quality talent. Our inclusive culture inspires leadership, encourages innovative thinking and supports advancement opportunities for all team members. Our human resources programs are central to our long-term strategy and are designed to develop talent in preparation for critical roles and leadership positions for the future; reward and support team members through competitive pay and benefits; enhance the Company’s culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing, diverse workforce; engage team members as brand ambassadors of the Company’s products and experiences; and evolve and invest in technology, tools and resources to enable team members at work.

As of January 29, 2022, we employed approximately 11,000 team members, of which approximately 3,600 were full-time team members and over 92% of the total population work in our retail locations. None of our team members are represented by a labor union. The number of full-time and part-time team members fluctuates depending on seasonal needs. We have a long history of providing competitive compensation and benefits and providing meaningful experiences and career-development opportunities to our team members. As a result, we have not experienced significant interruptions in our operations due to labor disagreements or team member dissatisfaction.

COVID-19

We are committed to the health and safety of our team members and their families. In response to the COVID-19 pandemic, we supported our team members by expanding remote work, broadening benefit offerings such as increasing paid-time-off for our retail team members and providing health care premium forgiveness. Our Chief Executive Officer has provided updates to our team members, including field leadership, every month since the onset of the COVID-19 pandemic and we offer Associate Assistance Program counseling sessions to assist with team member needs.

Our Diversity and Inclusion Statement:

Index

Diversity, inclusion and belonging are at the heart of who we are as a Company. We’ve cultivated an authentic representation of our communities through thoughtful local hiring, often from our customer base. Our teams’ unique backgrounds, perspectives and skills improve us all, creating a competitive advantage that positively impacts our business and contributes to our success. We intentionally foster a culture of belonging and inspiring self-expression in our team members and our customers.

We are committed to doing our part to improve our inclusion and increase our diversity. We are driving important change through specific actions, including continuing our relationship with the Office of Diversity, Equity and Inclusion at the University of Alabama at Birmingham to provide diversity and inclusion education sessions. In addition, we have fostered a culture where team members are encouraged and empowered to be leaders through our Leadership Academy professional development program and we recently formed our first employee resource group focused on supporting and engaging women in our workforce.

Talent Acquisition/Talent Development/Team Member Engagement

Investing in our team members is one of our core strategies. We aim to provide best-in-class training and development opportunities, while creating innovative programs that enable a vibrant and engaged learning culture to flourish. In addition to our Leadership Academy, we utilize LinkedIn Learning as our e-learning platform, and we introduced a professional development series consisting of various monthly educational sessions for leadership positions at our Store Support Center. We also support and encourage continued education with a competitive tuition reimbursement program for our team members.

We recognize that maintaining an inclusive and high-performance culture requires an engaged workforce, where team members are motivated to do their best work every day. Our engagement approach centers on communication and recognition. We communicate with our team members in a variety of ways, including monthly live CEO updates that include Q&A sessions with team members and regular communications to all our retail locations. We conduct periodic team member engagement surveys at our Store Support Center to understand and respond to team member needs. In February 2022, we expanded our annual survey company-wide to provide all team members a channel for feedback on a variety of topics, including company direction and strategy, individual growth and development, diversity, health and well-being and meaningful work.

We continuously strive to be an employer of choice. In 2021, Forbes recognized Hibbett as one of "America’s Best Employers", “Best Employers for Diversity,” “Best Employers for Women,” “America’s Best Employers for New Grads” and “America’s Best Employers by State.”

Community and Social Impact - Building Connections

We believe that building connections between our team members, their families and our communities creates a more meaningful, fulfilling, and enjoyable workplace. We are committed to providing comfort to those in need through our ongoing relationship with the United Way of Central Alabama. Team members make contributions to this organization that supports 71 partner agencies, and we match 100% of all team member contributions. We support a number of organizations through financial and in-kind giving, including the Leukemia and Lymphoma Society, Children’s Hospital of Alabama, Alabama Sheriff’s Youth Ranch, UAB O’Neal Comprehensive Cancer Center and the Jefferson County, Alabama Board of Education. Our retail store team members engage with local community partners across our vast store footprint by hosting events such as free haircuts for back to school and holiday food drives.

SOLE SCHOOL® is the main focus for community engagement in our local retail districts. In Fiscal 2022, we partnered with over 85 schools, one school from each Hibbett and City Gear sales districts, to participate in the program. Highlights of SOLE SCHOOL® include product donations, engagement programs, career coaching, academic incentives and monetary donations. Our retail team members lead focus groups where student athletes are encouraged to excel in school and are introduced to various career paths that may be available to them after high school and college. Additionally, the student athletes get a first look at some of the newest product releases and selections and can provide feedback, potentially influencing future product selection.

At our Store Support Center, we continue our partnership with Holy Family Cristo Rey High School, an organization that supports inner-city education for students from families of limited economic means. Students participated in a Corporate Work-Study Program to gain real-world work experience at our corporate headquarters. We also support our local disabled community through our partnership with United Ability of Alabama and its Job Exploration Training Services ("JETS") program. Through the JETS program, we enabled 10 high school students with varying abilities to receive on-the-job training, mentoring and work experience at our Wholesale and Logistics Facility.

Environmental Sustainability

Index

We have recently partnered with a third party to develop a science-based methodology of measuring, monitoring and reporting on sustainability. Our current focus is on reduction of waste and sustainable product offerings. We also understand the importance of reducing our energy consumption and aim to monitor and report on our efforts in the future.

Our LED Lighting Initiative, which we adopted in 2016, reduces store energy use by about 30%, and the majority of our stores are either fully or partially supplied with LED lights. Other energy efficient initiatives such as upgrades of our older HVAC units have further reduced our energy use.

Additionally, we aim to divert waste from landfills by increasing our existing recycling programs. In order to reduce waste, we recycle corrugated boxes and strive to reuse cartons and pallets in our logistics facility. Our recycling efforts are further complemented by our shopping bags, which contain 15% of recycled materials.

Finally, we continue to collaborate with certain vendors to increase sustainable product offerings. We support Nike's Move to Zero®, a closed-loop process that uses manufacturing scrap, unsellable products, and worn-out shoes to make new products, by significant marketing and social media effort and in-store displays. We also offer other sustainable products from a number of other vendors, and we expect to increase sustainable product offerings in the future.

Environmental, Sustainability & Governance Report

Additional information about how we invest in our team members, our communities and our environment can be found in our most recent Environmental, Sustainability & Governance Report ("ESG Report"), which is available on our website, www.hibbett.com, under "Investor Relations." Nothing on our website, including our ESG Report, documents or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the U.S. Securities and Exchange Commission (the "SEC").

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
•SOLE SCHOOL, Registration No. 6549068
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

Seasonality

Index
We have historically experienced seasonal fluctuations. We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, weather fluctuations, merchandise mix, demand for merchandise driven by local interest in sporting events and the timing of sales tax holidays and annual tax refunds.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge through our website www.hibbett.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our website is the primary source of publicly disclosed news about Hibbett, Inc. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, at no charge, by writing to: Investor Relations, Hibbett, Inc., 2700 Milan Court, Birmingham, Alabama 35211.

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
Risks Related to Our Business and Industry

The continuing impacts of the COVID-19 pandemic are highly unpredictable, volatile, and uncertain, and have materially affected, and could continue to materially affect, our business operations, demand for our products and services, our costs of doing business, availability and cost of labor, access to inventory, supply chain operations, our ability to predict future performance, our exposure to litigation, and our financial performance, among other things.

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

Due to numerous uncertainties and factors beyond our control, we are unable to predict the impact that the COVID-19 pandemic will have going forward on our business, results of operations, liquidity, cash flows and financial condition. These factors and uncertainties include, but are not limited to:
•the severity and duration of the pandemic, including the severity and duration of any additional periods of increases or spikes in the number of COVID-19 cases in future periods in the communities or states we operate;
•the rapidly changing and fluid circumstances caused by the pandemic and our ability to respond quickly enough or appropriately to those circumstances;
•the duration and degree of governmental, business or other actions in response to the pandemic, including but not limited to quarantine, shelter-in-place, or social distancing measures; vaccine mandates; restrictions on our operations up to and including complete or partial closure of our stores and logistics and distribution facilities; economic measures; access to unemployment compensation; fiscal policy changes; or additional measures that may yet be effected;
•the adequate production, distribution, acceptance and efficacy of vaccines and effective medical treatments for COVID-19;
•the effect of the pandemic on our team members and our ability to maintain staffing needs to effectively operate our business;
•our ability to enter into rent deferral or abatement arrangements or other lease modifications, including lease term extensions, with our landlords;
•our ability to attract customers to our stores, given the risks, or perceived risks, of gathering in public places;

Index
•the impact on demand for school-related products or athletic gear caused by the periodic cancellation or delay of in-person school instruction and activities;
•any disproportionate impact experienced by our target customer demographic;
•unknown consequences on our business performance and strategic initiatives stemming from the substantial investment of time and other resources to the pandemic response, including potential delays in or adjustments to our strategic investments;
•the incremental costs and long-term impact of doing business during and after the pandemic;
•volatility in the credit and financial markets during and after the pandemic; and
•the potential effects on our internal control environment as a result of remote work environments.

The above factors and uncertainties, or others of which we are not currently aware, may result in additional adverse impacts to our business, results of operations, cash flows, and financial condition. In addition to the factors above, the COVID-19 pandemic has subjected our business to a number of risks, including, but not limited to those discussed below:

Team Member and Customer Safety-Related Risks. In response to the COVID-19 pandemic, we have taken a number of actions across our business to help protect our team members, customers and others in the communities we serve. These measures have included, among other things, adjusted store hours; remote working opportunities for our Store Support Center; increased cleaning and sanitizing measures; limits on customer traffic in stores to maintain physical and social distancing protocols; other physical and social distancing efforts such as markings on floors, signage, plexiglass shields and providing masks to team members in our stores, Store Support Center and logistics facility; offering curbside pick-up from stores; and instituting contactless payment in all stores.

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

The health and safety of our team members and customers are of primary concern to our management team. However, due to the unpredictable nature of the ongoing COVID-19 pandemic and the consequences of our actions, we may see unexpected outcomes from our added safety measures. Furthermore, any failure to appropriately respond, or the perception of an inadequate response, could cause reputational harm to our brand and/or subject us to claims and litigation from team members, customers, suppliers, regulators or other third parties. Additionally, any outbreak of confirmed cases of COVID-19 in our stores, Store Support Center or logistics facility could result in temporary or sustained workforce shortages or facility closures, which would negatively impact our business and results of operations.

Additionally, some jurisdictions have taken measures intended to expand the availability of workers compensation or to change the presumptions applicable to workers compensation measures. These actions may increase our exposure to workers compensation claims and increase our cost of insurance.

Information Technology-Related Risks. As a result of the pandemic and due to pent-up demand, market disruption and government stimulus during calendar 2021, we experienced increased demand for online purchases of products. While we managed this increased volume without interruption, there are no assurances that we will continue to be able to do so. We also rapidly modified certain technology to support our interconnected offerings in connection with the pandemic, such as the addition of curbside pick-up. Our systems are not fully redundant, and disruptions, improper access or disclosures, failures or other performance or security issues with our customer-facing technology systems, either due to the increased volume or other factors, could impair the benefits they provide, adversely impact our sales, and negatively affect our relationship with our customers. In addition, as more business activities have shifted online due to COVID-19 restrictions, and as many of our store support team members are working remotely, we face an increased risk from potential failure of internal or external information technology infrastructure and from potential security risks from team members using their own mobile devices and computing devices outside our network, as well as increased cybersecurity threats and attempts to breach our security networks.

Supply Chain-Related Risks. Circumstances related to the COVID-19 pandemic have significantly impacted the global supply chain with restrictions and limitations on business activities causing disruption and delay. These disruptions and delays are placing strains on the domestic and international supply chain, which has affected and could continue to negatively affect the flow or availability of certain products. Customer demand for certain products has also fluctuated as the pandemic has progressed and customer behaviors have changed, which has challenged our ability to anticipate and/or adjust inventory levels to meet that demand. Additionally, supply chain challenges due to the COVID-19 pandemic have made it more difficult to obtain certain in-demand products. These factors have challenged our management of inventory positions as well as some delays in delivering

Index
products to our logistics and distribution facilities, stores or customers. Increased demand for online purchases of products has impacted our fulfillment operations and, if it continues, could result in delays in delivering products to customers. The operation of our logistics and distribution facilities and stores as fulfillment centers is crucial to our business operations.

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

Financial and Liquidity Risks. In an effort to strengthen our liquidity position while navigating the ongoing COVID-19 pandemic, we took proactive steps during the second quarter of Fiscal 2022, including replacing our Second Amended and Restated Note with Regions Bank with a new Credit Agreement with Regions Bank (the "2021 Credit Facility") that provides an unsecured line of credit up to $100 million and is effective through July 9, 2026. We also continued working with merchandise and non-merchandise vendors ramping up inventory allocation systems and distribution infrastructure to support increased online demand and managing the flow of goods in collaboration with our vendor partners.

Additionally, changes in our capital allocation strategy could have adverse impacts, both short- and long-term, on our results of operations and financial position. If we choose not to acquire shares under our Repurchase Program, our earnings per share and return on invested capital may be impacted, which in turn could adversely impact our stock price.

We believe that the COVID-19 pandemic has, at times, led to increased revenue growth relative to historic trends, and has particularly accelerated our e-commerce growth. These results, as well as those of other metrics such as net sales and other financial and operating data, may not be indicative of results for future periods. Once the impact of the COVID-19 pandemic subsides, a failure by us to continue capitalizing on growth opportunities may cause our revenue or revenue growth to decline. Further, there can be no assurances that this increase in demand will be sustained through the remainder of the COVID-19 pandemic or in subsequent periods. In addition, dependence on our e-commerce business subjects us to certain other risks, including: the failure to successfully implement new systems, system enhancements and internet platforms; the failure of our technology infrastructure or the computer systems that operate our website, causing, among other things, website downtimes; telecommunications issues or other technical failures; over-reliance on third-parties; and an increase in credit card fraud.

To the extent the COVID-19 pandemic continues to adversely affect the U.S. and global economies and/or adversely affect our business, results of operations, cash flows, or financial condition, it may also have the effect of heightening other risks described in this “Risk Factors” section in this Annual Report on Form 10-K, including but not limited to those related to consumer behavior and expectations, competition, brand reputation, implementation of strategic initiatives, cybersecurity threats, technology systems disruption, supply chain disruptions, inflation, labor availability and cost, litigation, and regulatory requirements.

Disruptions in the economy and in financial markets could adversely affect consumer purchases of discretionary items, which could reduce our net sales.

In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors that are outside our control, including, among others, general business conditions, interest rates, prices of non-discretionary consumer goods, inflation, household income, consumer debt levels, the availability of consumer credit, tax rates and tax refunds, sales tax holidays, energy prices, geopolitical conflicts, widespread health emergencies, such as the ongoing COVID-19 pandemic, unemployment and underemployment trends, and consumer confidence and spending. Disruptions in the U.S. economy, financial markets or other economic conditions affecting disposable consumer income may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our revenues, profits, liquidity and capital resources. In recessionary periods or periods of slow growth, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture or committed to purchase and/or increase our marketing and promotional expenses in response to lower than anticipated levels of demand for our products, which could adversely affect our profitability. Additionally, a reduction in customer traffic to our stores or a shift in customer spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. Our financial performance may also be particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores.

If we lose any of our key vendors or any of our key vendors fail to supply us with quality brand name merchandise at competitive prices, we may not be able to meet the demand of our customers and our net sales and profitability could decline.

Index
We are a retailer of manufacturers’ branded items and are thereby dependent on the availability of key products and brands. Our business is dependent upon close relationships with our vendors and our ability to purchase brand name merchandise at competitive prices. Our top two vendors accounted for approximately 70% of our total inventory purchases during Fiscal 2022. During Fiscal 2022, approximately 61% of our inventory was purchased from one vendor, Nike, who accounted for approximately 64% of our net sales. Our inability to obtain merchandise in a timely manner from major suppliers as a result of business decisions by suppliers, including the expansion of direct-to-consumer programs by our vendors, or disruptions in the global transportation network, such as port strikes and backlogs, geopolitical conflicts, weather conditions, the emergence of widespread health emergencies or pandemics such as the COVID-19 pandemic, work stoppages, labor shortages or other labor unrest could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s distribution strategy, financial condition, or results of operations, or the inability of Nike to develop and manufacture products that appeal to our target customers, could also have an adverse effect on our business, financial condition, and results of operations. As a retailer, we cannot control the supply, design, function or cost of many of the products we offer for sale. Moreover, certain merchandise that is in high demand may be allocated by vendors based upon the vendors’ internal criteria, which is beyond our control.

As a result, our sales could decline if we are not provided with a sufficient allocation of high demand merchandise from one or more of our key vendors, including in the event one or more of our key vendors chooses to sell such merchandise in their online business, or if our key vendors' merchandise were to decline in quantity, quality or desirability to our customers. Our profits could decline if we are unable to pass along any increases in the cost of brand merchandise from our key vendors, including costs resulting from higher tariffs or taxes on imported merchandise. In addition, many of our vendors provide us with return privileges, volume purchasing allowances and cooperative marketing funds such that any changes to such benefits could have an adverse effect on our business.

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

The protection of Company, customer, and employee data is critical to us. Through our sales, marketing activities, and use of third-party information, we collect and retain certain personally identifiable information that our customers provide to purchase products, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. This may include, but is not limited to, names, addresses, phone numbers, driver license numbers, email addresses, contact preferences, personally identifiable information stored on electronic devices, and payment account information, including credit and debit card information. We also gather and retain information about our employees in the normal course of business. Furthermore, our online operations depend upon the secure transmission of confidential information over public networks, such as information permitting cashless payments. We rely on commercially available systems, software, tools, and monitoring, including those controlled by third-party providers, to provide security for processing, transmission, and storage of all such data, including confidential information.

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

Index
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
•expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, including liability under privacy, security and consumer protection laws or enforcement actions, fines, or regulatory proceedings; and
•cause us to incur substantial costs, including but not limited to, costs associated with remediation for stolen assets or information, costs for sending legally required notifications to customers or other affected individuals, litigation costs, lost revenues resulting from disruption in our systems or business, unauthorized use of proprietary information or the failure to retain or attract customers following an attack, and increased cyber protection costs.

There are relatively new State Privacy Laws (as defined further below), as well as additional laws that are coming into effect or are contemplated, that could impose additional liability on us for any failure to maintain certain security standards.

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

Our omni-channel platform integrates digital commerce with our stores to provide a seamless experience for our customers. Our mobile apps, buy online pickup in store (BOPIS) and reserve online pickup in store (ROPIS) complement our e-commerce site and provide our customers with customized advanced features and shopping experiences. We cannot give any assurances that our omni-channel platform, including our mobile apps, BOPIS and ROPIS, will perform in a manner that will give us the ability to attract and retain customers, increase sales and successfully compete with other online retailers. Moreover, to make available our omni-channel platform, we rely on various technology systems and services, some of which are provided and managed by third-party service providers. To the extent such third-party components do not perform or function as anticipated, such failure can significantly interfere in our ability to meet our customers' changing expectations. If we do not successfully provide a relevant and up-to-date digital experience or cannot attract online buyers through our omni-channel platform, or are unable to do so in a cost-efficient manner, our sales and profitability could be adversely affected.

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

The business in which we are engaged is a highly competitive and evolving market. The marketplace for athletic specialty merchandise is highly fragmented as many different brick and mortar and online retailers compete for market share by utilizing a variety of formats and merchandising strategies. We compete directly and indirectly with specialty stores, department stores, traditional shoe stores, mass merchandisers, e-commerce retailers and, in some of our large and mid-size markets, national sporting goods superstores. In addition, we face increasing competition from vendors that sell directly to consumers, especially Nike. Increased competition from key vendors' direct to consumer programs may adversely affect our market share and reduce our revenues, as well as adversely impact our future product allocation from vendors.

Many of our competitors have greater financial, marketing, distribution, and delivery resources than we do, which enable them to spend significantly more on marketing and other initiatives. In addition, many of our competitors employ price discounting policies that, if intensified, may make it difficult for us to reach our sales goals without reducing our prices. Should our competitors increase spending on marketing and other initiatives such as additional discounting, if our marketing funds decrease for any reason, or should our marketing, promotions or initiatives be less effective than our competitors, there could be a material adverse effect on our results of operations and financial condition. As a result, we may also need to spend more on marketing, promotions, and initiatives than we anticipate. Inadequate marketing that is less effective than our competitors could inhibit our ability to maintain relevance in the market place and drive increased sales.

We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into markets served by our competitors, entry of new competitors or expansion of existing competitors into our markets could be detrimental to our business, financial condition, and results of operations.
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

Index
excess or slow moving inventory, which could have a material adverse effect on our business, financial condition, and results of operations, by, for example, decreasing our profitability.

The industry in which we operate is dependent upon fashion trends, customer preferences, product innovations, and other fashion-related factors.

The athletic footwear and apparel industry, especially at the premium end of the price spectrum, is subject to changing fashion trends and customer preferences. In addition, retailers in the athletic industry rely on their suppliers to maintain innovation in the products they develop. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from suppliers. Our failure to anticipate, identify, or react appropriately in a timely manner to changes in fashion trends that would make athletic footwear or athletic apparel less attractive to our customers could have a material adverse effect on our business, financial condition, and results of operations.

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

Further, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train, and manage an increasing number of management-level sales team members and other employees. We have invested, and plan to continue to invest, in an environment in which our employees can deliver their best every day, and we endeavor to empower them by providing ongoing training, growth opportunities, and competitive compensation and benefits packages. Competition for qualified employees could require us to pay higher wages and benefits to attract a sufficient number of qualified employees and increases in the minimum wage or other employee benefit costs could increase our operating expense. An inability to attract and retain personnel as needed in the future could negatively impact our net sales growth and operating results.
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

In addition, state, federal, and foreign governments are increasingly enacting laws and regulations to protect consumers against identity theft and consumer privacy, which may apply specifically to, or include, payment-related information. Many of these laws and regulations are subject to uncertain application, interpretation or enforcement standards that could result in claims, changes to our business practices, data processing and security systems, penalties, increased operation costs or other impacts on

Index
our business. These laws and regulations will likely increase the costs of doing business, and if we fail to implement appropriate procedures, security measures, or detect and provide prompt notice of unauthorized access as required by some of these laws and regulations, we could be subject to potential claims for damages and other remedies, government enforcement actions, liability for monetary damages, fines and/or criminal prosecution, all of which could adversely affect our business and results of operations.
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
•the primary lease term of each store and occupancy cost of each store relative to market rents; and
•logistics considerations for each store location.

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

A significant number of our stores are located in malls and other shopping centers, and many of these malls and shopping centers have been experiencing declines in customer traffic. Our sales at these stores are dependent, to a significant degree, upon the volume of traffic in those shopping centers and the surrounding area; however, our costs associated with these stores are essentially fixed. In times of declining traffic and sales, our ability to leverage these costs and our profitability are negatively impacted. Our stores benefit from the ability of a shopping center’s other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center as a shopping destination. Our sales volume and traffic has been, and we expect will continue to be, adversely affected by, among other things, the decrease in popularity of malls or other shopping centers in which our stores are located, the closing of anchor stores important to our business, declines in popularity of other stores in the malls or shopping centers in which our stores are located, and decreased traffic as a result of the COVID-19 pandemic, including due to social distancing measures and general consumer preferences to avoid crowded or enclosed spaces. Furthermore, a deterioration in the financial condition of shopping center operators or developers could, for example, limit their ability to invest in improvements and finance tenant improvements for us and other retailers and lead consumers to view these locations as less desirable. Further reduction in consumer traffic as a result of these or any other factors could have a material adverse effect on us.

Our success depends substantially on the value and perception of the brand name merchandise we sell.

Our success is largely dependent on our consumers’ perception and connection to the brand names we carry, such as Nike, Jordan Brand, adidas, Puma, Crocs, Under Armour, Brooks, Timberland and The North Face, among others. Brand value is based in part on our consumer’s perception on a variety of subjective qualities so that even an isolated incident could erode brand value and consumer trust, particularly if there is considerable publicity or litigation. Consumer demand for our products or brands could diminish significantly in the event of erosion of consumer confidence or trust, resulting in lower sales, which could have a material adverse effect on our business, financial condition and results of operations.
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
Many of our largest vendors source a majority of their products from foreign countries. Imported goods are generally less expensive than domestic goods and contribute significantly to our favorable profit margins. Our ability to provide quality imported merchandise on a profitable basis may be subject to political and economic factors and influences that we cannot control. National or international events, including geopolitical conflicts and changes in government trade or other policies, could increase our merchandise costs and other costs that are critical to our operations. If imported merchandise becomes more expensive, we may find it difficult to pass the increase on to customers. If imported merchandise becomes unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our

Index
customers. Products from alternative sources may also be more expensive or may be of lesser quality than those our vendors currently import. Risks associated with reliance on imported goods include:
•increases in the cost of purchasing or shipping foreign merchandise resulting from, for example, import tariffs, taxes or other governmental actions affecting trade, including the United States imposing anti-dumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices; foreign government regulations; rising commodity prices; increased costs of oceanic shipping; changes in currency exchange rates or policies and local economic conditions; and trade restrictions, including import quotas or loss of “most favored nation” status with the United States; and
•disruptions in the flow of imported goods because of factors such as, raw material shortages, work stoppages, widespread health emergencies or pandemics such as the COVID-19 pandemic, labor availability and political unrest; problems with oceanic shipping, including blockages, backlogs or labor union strikes at U.S. or foreign ports; and economic crises and international disputes, including armed conflicts.
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
In addition, general labor shortages or strikes in the transportation or shipping industries could negatively affect transportation and shipping costs and our ability to supply our stores in a timely manner. Product delivery could also be subject to disruption due to raw material shortages, political unrest, oceanic shipping, port labor issues, international disputes, geopolitical conflicts, natural disasters, disease outbreak or public health events, such as the COVID-19 pandemic or terrorism. We rely on efficient and effective operations within our primary wholesale and logistics facility to ensure accurate product delivery to our stores. Failure to maintain such operations could adversely affect net sales.

Legislative or regulatory initiatives related to climate change concerns may negatively affect our business.

Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Such events could make it difficult or impossible for us to deliver products to our customers, create delays and introduce inefficiencies in our supply chain. Following an interruption to our business, we could require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. Concern over climate change may result in new or additional legal, legislative, and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases, which could adversely affect our business.

Our business could be negatively impacted by the public perception of our corporate citizenship initiatives and sustainability efforts.

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

Index
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

We are heavily dependent upon our labor workforce in the geographic areas where we conduct our business. Our compensation packages are designed to provide benefits commensurate with our level of expected service. However, within our retail and logistics operations, we face the challenge of filling many positions at wage scales that are appropriate to the industry and other competitive factors. Many of our team members in our stores are in entry-level or part-time positions that historically have high rates of turnover. We are also dependent on the team members who staff our logistics and distribution facilities, many of whom are skilled. In addition, there is the risk that prevailing wage rates for our labor workforce will increase in the future and that the costs of employee benefits will rise, resulting in increased expenses that could adversely affect our profitability. We also face other risks in meeting our labor needs, including competition for qualified personnel, overall unemployment and underemployment levels, demand for certain labor expertise, changing demographics, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and the impact of public health issues (including the ongoing COVID-19 pandemic), or natural disasters or severe weather events (including due to climate change). Changes in any of these factors, including a shortage of available workforce in areas in which we operate, could interfere with our ability to adequately service our customers or to open suitable locations and could result in increasing labor costs.
Our operating results are subject to seasonal and quarterly fluctuations. Furthermore, our quarterly operating results, including comparable store net sales, will fluctuate and may not be a meaningful indicator of future performance.
We experience seasonal fluctuations in our net sales and results of operations. We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping. Adverse events outside of our control, such as supply chain interruptions, increased labor costs and labor availability, decreased consumer traffic as a result of the COVID-19 pandemic or otherwise or deteriorating economic conditions could result in lower than expected sales during the holiday season or other periods in which we typically experience higher net sales and have and could in the future materially impact our financial condition and results of operations. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, weather fluctuations, merchandise mix, demand for merchandise driven by local interest in sporting events, and the timing of sales tax holidays and annual tax refunds. Any of these events, particularly in the fourth quarter or other periods in which we typically experience higher net sales, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.
Comparable store net sales vary from quarter to quarter, and an unanticipated decline in comparable store net sales may cause the price of our common stock to fluctuate significantly. Factors that could affect our comparable store net sales results include, reduced consumer traffic due to the COVID-19 pandemic or other widespread health emergencies or pandemics; shifts in consumer tastes and fashion trends; calendar shifts of holiday or seasonal periods; the timing of income tax refunds to customers; increases in personal income taxes paid by our customers; calendar shifts or cancellations of sales tax-free holidays in certain states; the success or failure of college and professional sports teams or the cancellation of sporting events within our core regions; changes in or lack of tenants in the shopping centers in which we are located; pricing, promotions or other actions taken by us or our existing or possible new competitors; and unseasonable weather conditions or natural disasters.
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

Index
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

We sell licensed team sports merchandise, the sale of which may be subject to fluctuations based on the success or failure of such teams. The poor performance by college and professional sports teams within our core regions of operations, as well as professional team lockouts, could cause our financial results to fluctuate year-over-year.

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

Indebtedness that we may incur in the future could adversely affect our financial condition, limit our ability to obtain additional financing, restrict our operations and make us more vulnerable to economic downturns and competitive pressures. In addition, we face risk that our financial institution may fail to fulfill commitments under our 2021 Credit Facility.

Index
As of January 29, 2022, we had no debt outstanding under our 2021 Credit Facility, which matures on July 9, 2026 and is secured by all assets of the Company with the exception of real property. In the future, we may borrow amounts under the 2021 Credit Facility to, among other things, provide funding for our operations, share repurchases, capital expenditures and other cash requirements.

Borrowing under the 2021 Credit Facility may use London Interbank Offering Rate (LIBOR) as a benchmark for establishing the interest rate. LIBOR has been the subject of recent national, international and other regulatory guidance and proposals for reform, and the financial industry is currently transitioning away from LIBOR as a benchmark for the interbank lending market. The consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our variable rate indebtedness. Given the International Exchange Benchmark Administration’s announced phase-out of LIBOR, the 2021 Credit Facility includes a LIBOR phase-out provision. If, during the term of the 2021 Credit Facility, Regions Bank determines that LIBOR is unavailable, impracticable or unreliable for use, the variable interest rate will be determined based on a substitute index which may be Term Secured Overnight Financing Rate (SOFR), Daily Simple SOFR, or an alternate rate index that has been selected by Regions Bank as the replacement for LIBOR. Changing to an alternate interest index may lead to additional volatility in interest rates and could cause our debt service obligations to increase significantly.

In addition, Regions Bank is committed to continue providing loans under the 2021 Credit Facility through July 9, 2026. There is a risk that this institution cannot deliver against its obligation in a timely matter, or at all. If Regions Bank were to default on its obligation to fund the commitments under the 2021 Credit Facility, this loan would not be available to us, which could adversely affect our liquidity and financial condition. For discussion of our 2021 Credit Facility and other borrowings, see “Liquidity and Capital Resources” in Item 7 and Note 5 to our consolidated financial statements.

Emerging technologies may create disruption to the retail industry.

New and emerging technology may enable new approaches or choices for how our customers procure goods and services and pay for those goods and services. We may be unable to quickly adapt to rapid change resulting from artificial intelligence, blockchain and cryptocurrency, Internet of Things (IoT), including voice and smart home devices, and other advanced technologies that may result in changes to our supply chain, distribution channels, and point-of-sale capabilities.

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

In May 2021, our Board of Directors authorized the expansion of our Repurchase Program by $500.0 million to a total of $800.0 million, as well as its extending the Repurchase Program to February 1, 2025. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, including with respect to the impact of the COVID-19 pandemic on our operations and financial condition, and the trading price of our common stock. The Repurchase Program may be extended, modified, suspended or discontinued at any time. We expect to fund the Repurchase Program with existing cash on hand, cash generated from operations, and/or borrowings under our credit facility then in effect. A reduction in, or the completion or expiration of, our Repurchase Program could have a negative effect on our stock price. We can provide no assurance that we will repurchase our common stock at favorable prices, or at all.

We currently pay a quarterly cash dividend, however, there can be no assurance as to the declaration or amount of future dividends.

We currently pay a quarterly dividend of 25 cents per share. However, any decision to declare and pay dividends in the future, and the amount of any such dividends, will be dependent on a variety of factors, including compliance with Section 170 of the Delaware General Corporation Law; changes to our capital allocation strategy and policies; our results of operation, liquidity and

Index
cash flows; contractual restrictions in our debt agreements; economic conditions, including the impact of the ongoing COVID-19 pandemic and related macroeconomic impacts on our business and financial condition, such as inflationary pressure; and other factors the Board of Directors may deem relevant. There can be no assurance that we will continue to declare dividends in any particular amounts or at all, and changes in our dividend policy could adversely affect the market price of our common stock.

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

In addition, our Board of Directors, without further action of the stockholders, is permitted to issue and fix the terms of preferred stock, which may have rights senior to those of common stock. We are also subject to the Delaware business combination statute, which may render a change in control of us more difficult. Section 203 of the Delaware General Corporation Law would be expected to have an anti-takeover effect with respect to transactions not approved in advance by the Board of Directors, including discouraging takeover attempts that might result in a premium over the market price for the shares of common stock held by stockholders.

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

Our Company is subject to numerous laws and regulatory matters relating to the conduct of our business. In addition, certain jurisdictions have taken a particularly aggressive stance with respect to certain matters and have stepped up enforcement, including fines and other sanctions. Such laws and regulatory matters include:
•The California Consumer Privacy Act (CCPA), which was significantly modified by the California Privacy Rights Act (CPRA), new comprehensive privacy legislation passed in 2021 in Virginia and Colorado, and other emerging privacy and IT security laws (together, State Privacy Laws);
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

Our operations will continue to be subject to federal, state and local governmental regulation. Potential changes that may be made in laws, regulations and policies could exacerbate the risks above. Changes in domestic policy, including significant changes in tax, trade, healthcare and other laws and regulations could affect our operations. For example, tax proposals may include changes, which could, if implemented, have an adverse or a beneficial impact on our operations, including a “border adjustment tax” or new import tariffs, which could adversely affect us because we sell imported products. Proposals to modify or repeal the Patient Protection and Affordable Care Act, if implemented, may also affect us. Unknown matters, new laws and regulations or stricter

Index
interpretations of existing laws or regulations may affect our business or operations in the future and could lead to government enforcement and resulting litigation by private litigants. This could include broader interpretations of foreign laws with the effect of imposing obligations on companies for incidental sales or contact with relevant jurisdictions. Increasing regulations could expose us to a challenging enforcement environment or to third-party liability (such as monetary recoveries and recoveries of attorney’s fees) and could have a material adverse effect on our business and results of operations.

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

We rely on a variety of direct marketing techniques, including email, text messages and postal mailings. Any new or emerging restrictions in federal or state laws regarding marketing and solicitation or data protection laws that govern these activities could adversely affect the continuing effectiveness of email, text messages and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may need to develop alternative marketing strategies, which may not be as effective and could impact the amount and timing of our revenues. Further, any new or emerging privacy laws could include onerous and expensive compliance obligations regarding notice, consent and retention as well as provide new rights for customers such as rights to notification, deletion, amendment, non-discrimination, opt-outs of marketing and sales of data and appeal rights, and such laws could require us to modify our data processing practices and policies that could lead to regulatory actions or litigation, and potentially fines and damages for non-compliance. In addition, to the extent that new or emerging laws or regulations impact our obligations with respect to our employee data, we may be required to incur substantial costs to modify our practices.

While we strive to adhere our practices and procedures to these laws, they are subject to evolving regulations, interpretations and regulator discretion. To the extent a regulator or court disagrees with our interpretation of these laws and determines that our practices are not in compliance with applicable laws and regulations, we could be subject to civil and criminal penalties that could adversely affect the continued operation of our businesses, including significant legal and financial exposure, damage to our reputation, and have a material adverse effect on our business operations, financial condition and results of operations. The State Privacy Laws also provide for civil penalties for violations, and the CCPA and CPRA also provide a private right of action for data breaches that may increase data breach litigation. We may also face audits or investigations by one or more state government agencies relating to our compliance with applicable privacy laws and regulations. We may also be exposed to litigation, regulatory fines, penalties or other sanctions if the personal, confidential or proprietary information of our customers is mishandled or misused by any of our suppliers, counterparties or other third parties, or if such third parties do not have appropriate controls in place to protect such personal, confidential or proprietary information.

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

Index
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

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

We own our corporate office building in Birmingham, Alabama, and our wholesale and logistics facility in Alabaster, Alabama. In addition, we lease all our existing store locations and expect that our policy of leasing rather than owning will continue for new store openings. Our leases typically provide for terms of five to ten years with options on our part to extend. Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated. We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically reevaluate store locations.

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area. We believe our wholesale and logistics facility is suitable and adequate to support our operations for many years.

As of January 29, 2022, we operated 1,096 stores in 35 contiguous states. Of these stores, 231 are in enclosed malls, 32 are free-standing and 833 are in strip-shopping centers, which are frequently near a major chain retailer. The following shows the number of locations by state as of January 29, 2022:

Alabama	100	Kentucky	47	Oklahoma	34
Arkansas	39	Louisiana	62	Pennsylvania	4
Arizona	8	Maryland	4	South Carolina	49
California	18	Minnesota	1	South Dakota	2
Colorado	3	Mississippi	72	Tennessee	68
Delaware	1	Missouri	37	Texas	115
Florida	66	Nebraska	8	Utah	3
Georgia	124	New Jersey	2	Virginia	24
Illinois	27	New Mexico	14	West Virginia	8
Indiana	22	New York	3	Wisconsin	2
Iowa	10	North Carolina	58	Wyoming	2
Kansas	22	Ohio	37	TOTAL	1,096

Item 3.    Legal Proceedings.

Information relating to material legal proceedings is set forth in Note 10 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.

Index
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our common stock is traded is the Nasdaq Global Select Market under the symbol “HIBB.” As of March 22, 2022, we had 7 stockholders of record.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

The graph below compares the cumulative five-year total shareholder return on our common stock with the cumulative total returns of the Nasdaq Composite index and the Nasdaq Retail Trade index. The graph tracks the five-year performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from January 31, 2017 to January 31, 2022.

Among Hibbett Sports, Inc., the Nasdaq Composite Index
and the Nasdaq Retail Trade Index

$350
$300
$250
$200
$150
$100
$50
$0
1/17
1/18
1/19
1/20
1/21
1/22
Hibbett, Inc.
NASDAQ Composite
NASDAQ Retail Trade

	1/17	1/18	1/19	1/20	1/21	1/22
Hibbett, Inc.	100.00	68.48	49.52	75.09	171.06	188.53
Nasdaq Composite	100.00	133.43	132.52	168.35	242.57	265.98
Nasdaq Retail Trade	100.00	152.24	161.79	187.53	298.48	281.88

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividend Policy

While we currently pay a quarterly dividend of $0.25 per share and expect to pay comparable cash dividends in the future, the declaration of dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of our Board of Directors and will be dependent upon our financial condition,

Index
results of operations, capital requirements and such other factors as our Board of Directors deems relevant. There can be no assurance that we will continue to declare dividends in any particular amounts or at all, and changes in our dividend policy could adversely affect the market price of our common stock.

Equity Compensation Plans

For information on securities authorized for issuance under our equity compensation plans, see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Repurchases of Equity Securities

The following table presents our stock repurchase activity for the thirteen weeks ended January 29, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
October 31, 2021 to November 27, 2021	850	$94.24	—	$398,020
November 28, 2021 to January 1, 2022	416,891	$70.76	416,891	$368,520
January 2, 2022 to January 29, 2022	—	—	—	$368,520
Total	417,741	$70.81	416,891	$368,520

(1) In May 2021, our Board of Directors authorized an expansion of the Repurchase Program by $500.0 million to $800.0 million and extended the date through February 1, 2025. The expansion of the Repurchase Program was announced on May 28, 2021.

Item 6. Reserved.

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
General Overview
Hibbett, Inc. is a leading athletic-inspired fashion retailer primarily located in underserved communities across the country. Founded in 1945, Hibbett stores have a rich history of convenient locations, personalized customer service and access to coveted footwear and apparel from top brands like Nike, Jordan, and adidas. Consumers can browse styles, find new releases, and make purchases by visiting www.hibbett.com. Purchases can be made online or by visiting their nearest store. As of January 29, 2022, we operated a total of 1,096 retail stores in 35 states composed of 900 Hibbett stores, 179 City Gear stores and 17 Sports Additions athletic shoe stores.
Our Hibbett stores average 5,800 square feet and are located primarily in strip centers, which are usually near a major chain retailer. Our City Gear stores average 5,100 square feet and are located primarily in strip centers. Our Sports Additions stores average 2,900 square feet with the majority located in malls and usually near a Hibbett store. Our store base consisted of 833 stores located in strip centers, 32 free-standing stores and 231 enclosed mall locations as of January 29, 2022.
Hibbett operates on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for Fiscal 2022, Fiscal 2021 and Fiscal 2020 all included 52 weeks of operations. Fiscal 2023 will also include 52 weeks of operations.
Business Environment

Index

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The pandemic has significantly impacted our business over the past two fiscal years. The initial effects of the pandemic included mass closings of parts of the national and global economy, supply chain disruptions and stay-at-home orders, all of which impacted every aspect of our business in Fiscal 2021. Throughout this challenging time, we were able to navigate a rapidly changing retail landscape by leveraging omni-channel and distribution capabilities, having access to and availability of in-demand products, taking decisive action to protect liquidity, demonstrating the ability to reopen stores quickly when circumstances allowed and servicing our customers efficiently and safely through new shopping and payment initiatives. Government stimulus and unemployment programs boosted discretionary spending and consumer demand for the products we carry, resulting in significant sales growth and improved profitability.

As the COVID-19 pandemic continued into Fiscal 2022, communities and consumers remained focused on health and safety protocols and supply chain challenges persisted, but additional government stimulus and extended unemployment benefits continued to fuel discretionary spending and consumer demand. Toward the end of Fiscal 2022, ongoing supply chain disruptions impacted our overall inventory position and had a negative impact on fourth quarter revenue and profitability. In addition, the lack of government stimulus in comparison to the prior year coupled with inflation appears to have driven slightly more conservative consumer purchasing behavior. Despite these headwinds late in Fiscal 2022, the combination of health and safety initiatives we implemented early in the pandemic, changes in the distribution and availability of high demand footwear and apparel and investments we made to improve the consumer experience allowed us to capitalize on the strong demand cycle. These factors were the main contributors to the robust revenue and profitability growth we experienced in Fiscal 2022.
Executive Summary

Following is a highlight of our financial results over the last three fiscal years:

	Fiscal 2022 (52-weeks)	Fiscal 2021 (52-weeks)	Fiscal 2020 (52-weeks)
Net sales (in millions)	$1,691.2	$1,419.7	$1,184.2
Operating income, percentage to net sales	13.5%	6.9%	3.0%
Comparable store sales	17.4%	22.2%	5.3%
Net income (in millions)	$174.3	$74.3	$27.3
Net income, percentage increase (decrease)	134.7%	171.6%	(3.8)%
Diluted earnings per share	$11.19	$4.36	$1.52
During Fiscal 2022, we opened 36 stores and closed seven stores, bringing the store base to 1,096 in 35 states as of January 29, 2022. Included in new stores and closed stores is one Sports Additions store rebranded and opened as a Hibbett store. During Fiscal 2021, we opened 28 stores and closed 42 stores. Included in new stores were 12 Hibbett stores rebranded and opened as City Gear stores. Included in closed stores in Fiscal 2021 were 10 Hibbett stores closed for rebranding to City Gear stores. Inventory on a per store basis increased 6.6% compared to Fiscal 2021 as we strove to normalize our inventory levels, despite continuing supply chain constraints.
Hibbett ended Fiscal 2022 with $17.1 million of available cash and cash equivalents on the consolidated balance sheet. Hibbett had no debt outstanding at January 29, 2022, and we had full availability of our $100.0 million 2021 Credit Facility.
In March 2020, we borrowed $50.0 million under our prior credit facilities as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty in the global markets resulting from the COVID-19 pandemic. In April 2020, we entered into a Second Amended and Restated Note with Regions Bank (the "Amended Credit Facility") that provided for an aggregate amount of credit available to us of $75.0 million. The Amended Credit Facility superseded the Regions Bank credit agreement dated October 2018 and terminated our Bank of America credit agreement dated October 2018. In July 2021, we entered into an unsecured 2021 Credit Facility between the Company and its subsidiaries and Regions Bank. The 2021 Credit Facility, which superseded the Amended Credit Facility, provides an unsecured line of credit of up to $100.0 million and is effective through July 2026 with an interest rate of one-month LIBOR plus 1.0% to 1.8%, depending on specified leverage levels. For discussion of our 2021 Credit Facility and other borrowings, see "Liquidity and Capital Resources."

Index
For Fiscal 2022, total company-wide square footage increased 2.9%. To supplement new store openings, we continued to expand high performing stores, increasing the square footage by an average of 29.9% in 10 existing stores in Fiscal 2022.

In Fiscal 2022, comparable store sales increased 17.4%.

Comparable store sales - Stores deemed as comparable stores include our Hibbett, City Gear and Sports Additions stores open throughout the reporting period and the corresponding period of the prior fiscal year, and e-commerce sales. We consider comparable store sales to be a key indicator of our current performance; measuring the growth in sales and sales productivity of existing stores. Management believes that positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to deleveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow. Comparable store sales for City Gear stores are presented in comparable store sales beginning in the fourth quarter of Fiscal 2020 and are in full year comparable store sales for Fiscal 2022 and Fiscal 2021.

For Fiscal 2022, 1,034 stores were included in comparable sales. If a store remodel, relocation, or expansion results in the store being closed for a significant period, its sales are removed from the comparable store sales base until it has been open a full 12 months. In addition, rebranded stores are treated as a new store and are not presented in comparable store sales until they have been open a full 12 months under the new brand.
About Non-GAAP Measures

This MD&A includes certain non-GAAP financial measures in Fiscal 2021 and Fiscal 2020. We are not presenting any non-GAAP financial measures with respect to Fiscal 2022. Management believes these non-GAAP financial measures are useful to investors to facilitate comparisons of our current financial results to historical operations and the financial results of peer companies, as they exclude the effects of items that may not be indicative of, or are unrelated to, our underlying operating results, such as expenses related to the COVID-19 pandemic in Fiscal 2021, the acquisition and integration of City Gear in both Fiscal 2021 and Fiscal 2020, and our strategic realignment plan in Fiscal 2020. Costs related to the COVID-19 pandemic include impairment charges of goodwill, tradename and other assets and net lower of cost or net realizable value (LCM) inventory reserve charges and were specific to Fiscal 2021. Costs related to acquisition and integration of City Gear include amortization of inventory step-up value, professional service fees and changes in the valuation of the contingent earnout. Costs related to the strategic realignment plan included lease and equipment impairment costs, third party liquidation fees, store exit costs and residual net lease costs.
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
Recent Accounting Pronouncements
See Note 2 of Item 8 of this Annual Report on Form 10-K for the fiscal year ended January 29, 2022, for information regarding recent accounting pronouncements.

Index
Results of Operations
The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)	February 1, 2020 (52-weeks)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	61.8	64.5	67.6
Gross margin	38.2	35.5	32.4
Store operating, selling and administrative expenses	22.6	26.5	26.9
Depreciation and amortization	2.1	2.1	2.5
Operating income	13.5	6.9	3.0
Interest income (expense), net	—	—	—
Income before provision for income taxes	13.5	6.9	3.1
Provision for income taxes	3.2	1.7	0.8
Net income	10.3%	5.2%	2.3%
Note: Columns may not sum due to rounding.
Fiscal 2022 Compared to Fiscal 2021
Net sales. Net sales increased $271.5 million, or 19.1%, to $1.69 billion for Fiscal 2022 from $1.42 billion for Fiscal 2021. Furthermore:
•Comparable store net sales for Fiscal 2022 increased 17.4% compared to Fiscal 2021 primarily driven by continued strength in footwear, with notable growth in the women's and kids' categories, and sneaker-connected apparel and accessories. For Fiscal 2022, 1,034 stores were included in the comparable store sales comparison.
•Stores not in the comparable store net sales calculation accounted for $71.1 million of net sales.
•Brick and mortar comparable sales were up 21.4% while e-commerce sales decreased 1.6% compared to Fiscal 2021.
•We increased our overall store count by a net of 29 stores in Fiscal 2022.
Gross margin. Cost of goods sold includes the cost of merchandise, the related inbound and outbound freight expense, occupancy costs for stores and occupancy and operating costs for our wholesale and logistics facility. Gross margin was $646.4 million, or 38.2% of net sales, in Fiscal 2022, compared with $504.5 million, or 35.5% of net sales, in Fiscal 2021. This is the result of historically high margin performance in the first half of Fiscal 2022, which was driven by higher sell-through, a low promotional environment and a greater mix of in-store sales, which carry a higher margin than e-commerce sales. Gross margin of $646.4 million, or 38.2% of net sales compares to non-GAAP gross margin of $507.5 million, or 35.8% of net sales in Fiscal 2021, adjusted for inventory reserve adjustments.
Store operating, selling and administrative (SG&A) expenses. SG&A expenses, including goodwill impairment in Fiscal 2021, were $382.4 million, or 22.6% of net sales, for Fiscal 2022, compared with $376.5 million, or 26.5% of net sales, for Fiscal 2021.
Excluding certain City Gear acquisition and integration expenses and pandemic related impairment and valuation costs that occurred in Fiscal 2021, Fiscal 2022 SG&A expenses of $382.4 million, or 22.6% of net sales, reflected an improvement, compared to $336.5 million, or 23.7% of net sales, for Fiscal 2021.
A large portion of the SG&A rate decrease resulted from leverage from year-over-year revenue growth.

Depreciation and amortization. Depreciation and amortization was flat as a percentage of net sales for Fiscal 2022 compared to Fiscal 2021. The increase in dollars year-over-year was primarily due to increased store development, infrastructure and technology projects placed in service in Fiscal 2022.

Index
Provision for income taxes. The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 23.5% for Fiscal 2022 and 24.2% for Fiscal 2021. The lower rate in Fiscal 2022 was primarily the result of additional equity compensation deductions in Fiscal 2022, resulting from the Company's increased common stock price.
Reconciliations of Non-GAAP financial measures. The following table provides a reconciliation of our consolidated statement of operations for the 52-weeks ended January 30, 2021, as reported on a GAAP basis, to a consolidated statement of operations for the same period prepared on a non-GAAP basis. For more information regarding our non-GAAP financial measures, see “Executive Summary – About Non-GAAP Measures” above.

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)

	52-Weeks Ended January 30, 2021
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

1) Excluded acquisition amounts during the 52-weeks ended January 30, 2021, related to the acquisition of City Gear, LLC, consist primarily of change in the valuation of contingent earnout and accounting and professional fees.
2) Excluded amounts during the 52-weeks ended January 30, 2021, related to the COVID-19 pandemic, consist primarily of net non-cash lower of cost and net realizable value charges in cost of goods sold and impairment costs (goodwill, tradename and other assets) in SG&A.
Fiscal 2021 Compared to Fiscal 2020
Net sales. Net sales increased $235.4 million, or 19.9%, to $1.42 billion for Fiscal 2021 from $1.18 billion for Fiscal 2020. Furthermore:
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
Gross margin. Cost of goods sold included the cost of merchandise, occupancy costs for stores, occupancy and operating costs for our wholesale and logistics facility, and ship-to-home freight. Gross margin was $504.5 million, or 35.5% of net sales, in Fiscal 2021, compared with $383.5 million, or 32.4% of net sales, in Fiscal 2020. Excluding inventory reserve adjustments in Fiscal 2021 and City Gear acquisition and strategic realignment costs incurred in Fiscal 2020, non-GAAP gross margin was $507.5 million, or 35.8% of net sales in Fiscal 2021, compared to $383.3 million, or 32.4% in Fiscal 2020.

Index
Overall, GAAP gross margin improved by approximately 310 basis points as a percentage of net sales in comparison to Fiscal 2020 driven by higher sell through and leverage of store occupancy expenses. These impacts were slightly offset by a higher mix of e-commerce sales, which carry a lower margin due to incremental shipping costs, and an increase in the LCM inventory reserve. Logistics expenses were higher year over year in dollars, but decreased slightly as a percentage of net sales. The uncertainty of the COVID-19 pandemic and its impact on inventory valuations contributed to a large increase in the LCM inventory reserve in the first quarter of Fiscal 2021. Although aged inventory and the related reserve declined after the first quarter, there was still a net $3.0 million LCM expense impact in Fiscal 2021. This amount was excluded from the non-GAAP gross margin figure. Store occupancy costs decreased approximately 160 basis points as a percentage of net sales year over year due to leverage generated from increased sales revenue.
SG&A expenses. SG&A expenses, including goodwill impairment, were $376.5 million, or 26.5% of net sales, for Fiscal 2021, compared with $318.0 million, or 26.9% of net sales, for Fiscal 2020.
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
Depreciation and amortization. Depreciation and amortization decreased 40 basis points as a percentage of net sales for Fiscal 2021 compared to Fiscal 2020. The decrease was mainly due to leverage from higher net sales.
Provision for income taxes. The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 24.2% for Fiscal 2021 and 24.7% for Fiscal 2020. The lower rate in Fiscal 2021 was the result of executive compensation deduction limitations in Fiscal 2020 and additional equity compensation deductions in Fiscal 2021 resulting from the
Company's increased stock price.
Reconciliation of Non-GAAP financial measures. The following table provides a reconciliation of our consolidated statement of operations for the 52-weeks ended February 1, 2020, as reported on a GAAP basis, to a consolidated statement of operations for the same period prepared on a non-GAAP basis. For more information regarding our non-GAAP financial measures, see “Executive Summary – About Non-GAAP Measures” above.

GAAP to Non-GAAP Reconciliation
(Dollars in thousands, except per share amounts)

	52-Weeks Ended February 1, 2020
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

1) Excluded acquisition amounts during the 52-weeks ended February 1, 2020, related to the acquisition of City Gear, LLC, consist primarily of the amortization of inventory step-up in cost of goods sold and change in the valuation of contingent earnout, legal, accounting, and professional fees.

Index

2) Excluded amounts during the 52-weeks ended February 1, 2020, related to our strategic realignment plan, consist primarily of gain on operating leases net of accelerated amortization on right-of-use assets in cost of goods sold and professional fees, impairment costs, and loss on fixed assets in SG&A.
Liquidity and Capital Resources
Analysis of Cash Flows

Our capital requirements relate primarily to funding capital expenditures, stock repurchases, dividends, the maintenance of facilities and systems necessary to support company growth and working capital requirements. Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year. Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under credit facilities. We use excess cash to offset bank fees.

We believe that our existing cash balances, expected cash flow from operations, funds available under the 2021 Credit Facility, operating and finance leases and normal trade credit will be sufficient to fund our operations and capital expenditures. We are not aware of any trends or events that would materially affect our capital requirements or liquidity.

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)	February 1, 2020 (52-weeks)
Net cash provided by operating activities	$159,488	$197,716	$92,289
Net cash used in investing activities	(70,161)	(32,970)	(17,006)
Net cash used in financing activities	(281,563)	(21,534)	(70,961)
Net (decrease) increase in cash and cash equivalents	$(192,236)	$143,212	$4,322
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
Net cash provided by operating activities was $159.5 million for the 52-weeks ended January 29, 2022 compared with net cash provided by operating activities of $197.7 million and $92.3 million for the 52-weeks ended January 30, 2021 and February 1, 2020, respectively. Net cash provided by operating activities for January 29, 2022, January 30, 2021 and February 1, 2020 was impacted by the following:
•Net income provided cash of $174.3 million, $74.3 million and $27.3 million during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
•Non-cash depreciation and amortization expense of $35.8 million, $29.6 million and $29.3 million during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively, and stock-based compensation expense of $5.5 million, $3.8 million and $2.7 million during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. Depreciation expense has increased in each fiscal year due to investments in new store development, infrastructure and information technology initiatives and due to accelerated depreciation taken in Fiscal 2020 resulting from increased store closures. Fluctuations in stock-based compensation generally result from the number of the equity eligible employees, achievement of performance-based equity awards at greater or lesser than their target level, fluctuations in the price of our common stock and levels of forfeitures in any given period.
•Other non-cash adjustments to net income for Fiscal 2022 included a $13.8 million decrease in the contingent earnout valuation related to City Gear when the earnout was paid. Other non-cash adjustments to net income for Fiscal 2021 included $37.1 million of asset impairment charges with the largest impact resulting from a significant temporary decrease in the market valuation of the Company at the onset of the COVID-19 pandemic, partially offset by a $1.3 million change in the valuation of the contingent earnout related to City Gear.

Index
•Ending inventory per store increased 6.6% and decreased 28.9% at January 29, 2022 and January 30, 2021, respectively compared to the prior year. Fiscal 2022 inventory increased as we strove to normalize our inventory levels despite continuing supply chain constraints. Fiscal 2021 inventory decreased due to the significant lift in sales volume, supply chain constraints and proactive inventory management. The change in net inventory used cash of $19.2 million during Fiscal 2022, provided cash of $86.0 million during Fiscal 2021 and used cash of $8.7 million during Fiscal 2020.
•The change in accounts payable used cash of $25.6 million in Fiscal 2022, used cash of $26.3 million in Fiscal 2021 and provided cash of $24.3 million in Fiscal 2020. Changes are due mainly to the timing of payments in relation to inventory receipts, capital expenditures and SG&A spending.
Investing Activities.
Cash used in investing activities in Fiscal 2022, Fiscal 2021 and Fiscal 2020 totaled $70.2 million, $33.0 million and $17.0 million, respectively. Gross capital expenditures used $71.2 million, $34.8 million and $17.3 million during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. Capital expenditures in all periods primarily consisted of new stores, relocations, remodels, expansions of existing stores and infrastructure projects.
We opened 36 new stores and expanded and/or relocated 16 additional existing stores during Fiscal 2022. We opened 28 new stores and expanded and/or relocated 15 additional existing stores during Fiscal 2021. We opened 24 new stores and expanded and/or relocated nine additional existing stores during Fiscal 2020.

Our anticipated capital expenditures for the fiscal year ending January 28, 2023, is approximately $60.0 million to $70.0 million, with the expenditures related to:
•Store development, including the opening of new stores and the remodeling, relocation or expansion of selected existing stores;
•Additional technology and infrastructure investments; and
•Other departmental needs for ongoing maintenance and support.
Financing Activities.
Net cash used in financing activities was $281.6 million in Fiscal 2022. Net cash used in financing activities was $21.5 million in Fiscal 2021 and net cash used in financing activities was $71.0 million in Fiscal 2020. Historically, the fluctuation in net financing activities between years is primarily the result of borrowing activity and repurchases of our common stock. In Fiscal 2022 and Fiscal 2021, net borrowings on our credit facilities were zero. In Fiscal 2020, we paid off $35.0 million in borrowings that carried over from Fiscal 2019. We expended $271.1 million, $17.6 million and $35.5 million on repurchases of our common stock during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively, which included cash used to settle net share equity awards of $3.3 million, $0.9 million and $0.6 million during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
Additionally, in the first quarter of Fiscal 2022 and the second quarter of Fiscal 2021, we paid $15.0 million and $10.0 million, respectively, to the former members and warrant holders of City Gear for achievement of financial goals in the first- and second-year post acquisition. Of these amounts, $1.2 million and $4.8 million were reflected as financing activities in Fiscal 2022 and Fiscal 2021, respectively, and represent the fair value of the short-term portions of the contingent earnout booked through the purchase price allocation.
On August 25, 2021, the Board instituted a quarterly cash dividend program with the first cash dividend payment made on September 9, 2021, at $0.25 per share of common stock outstanding as of the record date. During the fiscal year ended January 29, 2022, we paid cash dividends of $10.9 million under two declarations; both at $0.25 per share of common stock outstanding as of the record date.
Financing activities also consisted of proceeds from stock option exercises and employee stock plan purchases. As stock options are exercised and shares are purchased through our employee stock purchase plan, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.
At January 29, 2022, we had one unsecured credit facility, the 2021 Credit Facility, with Regions Bank, which allows for borrowings up to $100.0 million and has an expiration date of July 9, 2026. The 2021 Credit Facility includes an annual commitment fee, payable quarterly in arrears, in an amount between 15 and 20 basis points of the unused portion of the line of credit as determined on a daily basis, dependent on the amount of debt outstanding. In addition, the Company is subject to certain financial covenants which include:
• Advance limitation of 55% of the net book value of the Company's inventory;

Index
• A Consolidated Lease-Adjusted Leverage Ratio comparing lease-adjusted funded debt (funded debt plus all lease liabilities) to EBITDAR (as defined in the 2021 Credit Facility) with a maximum of 3.5x; and
• A Consolidated Fixed Coverage Charge Ratio comparing EBITDAR to fixed charges and certain current liabilities
(as defined in the 2021 Credit Facility) with a minimum of 1.2x.

As of January 29, 2022, we were in compliance with these covenants.

As of January 29, 2022, a total of $100.0 million was available to us from the 2021 Credit Facility.
Purchase obligations, which include all legally binding contracts such as software license commitments and service contracts were $28.1 million and $14.8 million at January 29, 2022 and January 30, 2021, respectively. These purchase obligations are primarily due within five years and are recorded as liabilities when goods are received or services rendered.
We issue inventory purchase orders in the ordinary course of business, which represent authorizations to purchase that are cancellable by their terms. We do not consider purchase orders to be firm inventory commitments.
Other Economic Factors
Our ability to provide quality imported merchandise on a profitable basis may be subject to political and economic factors and influences that we cannot control. National or international events, including changes in government trade, geopolitical conflicts or other policies, could increase our merchandise costs and other costs that are critical to our operations. Consumer spending could also decline because of economic pressures.

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

The net deferred revenue liability for gift cards, customer orders and layaways at January 29, 2022 and January 30, 2021, was $9.6 million and $8.8 million, respectively, recognized in accounts payable on our consolidated balance sheets. In Fiscal 2022, Fiscal 2021 and Fiscal 2020, gift card breakage income was recognized in net sales in proportion to the redemption pattern of rights exercised by the customer and was immaterial for all years.
During the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, $1.4 million, $1.2 million and $1.7 million of gift card deferred revenue from prior periods was realized, respectively.
Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our consolidated balance sheets and was $3.7 million and $3.4 million at January 29, 2022 and January 30, 2021, respectively.
Return Sales: The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price. The liability is included in accounts payable on our consolidated balance sheets. The return asset and corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer is immaterial.

Index
Inventories. Inventories are valued using the lower of weighted average cost or net realizable value method. Items are removed from inventory using the weighted average cost method.

Lower of Cost and Net Realizable Value: We regularly review inventories to determine if the carrying value exceeds net realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary. We account for obsolescence as part of our lower of cost and net realizable value accrual based on historical trends and specific identification. As of January 29, 2022 and January 30, 2021, the accrual was $5.3 million and $6.2 million, respectively. A determination of net realizable value requires significant judgment.

Shrink Reserves: We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts. These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger. Physical inventory counts are performed on a cyclical basis. As of January 29, 2022 and January 30, 2021, the accrual was $0.9 million and $1.9 million, respectively.
Inventory Purchase Concentration: Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented 61.0%, 65.0% and 67.7% of our purchases for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. Our second largest vendor, adidas, represented 6.9%, 6.6% and 7.2% of our purchases for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
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
Due to the macroeconomic impact of the COVID-19 pandemic, we determined that indicators of impairment were present during the first quarter of Fiscal 2021. As a result, we performed interim impairment testing on goodwill and the City Gear tradename as of April 15, 2020, using updated assumptions around prospective financial information, growth rates, discount rates applied to future cash flows and comparable multiples from publicly traded companies in our industry.
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
In valuing the tradename intangible, we use the Relief from Royalty method which requires assumptions related to future revenues, royalty rate and discount rate. In the first quarter of Fiscal 2021, we determined that the City Gear tradename was partially impaired and recognized a non-cash impairment charge of $8.9 million in store operating, selling and administrative expenses on our condensed consolidated statement of operations. No impairment related to the tradename was recognized during Fiscal 2022 and Fiscal 2020.
A reconciliation of tradename from February 1, 2020 to January 29, 2022 consists of the following:

(in thousands)
Tradename intangible asset balance at February 1, 2020	$32,400
Impairment losses	(8,900)
Tradename intangible asset balance at January 30, 2021	$23,500
Impairment losses	—
Tradename intangible asset balance at January 29, 2022	$23,500

Index
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
Additionally, Regions Bank is committed to provide loans under our 2021 Credit Facility. There is a risk that Regions Bank cannot deliver against these obligations. See “Risk Factors.”
Interest Rate Risk
Our net exposure to interest rate risk results primarily from interest rate fluctuations on our credit facility, which bears interest at a rate that varies with LIBOR, prime or federal funds rates. At the end of Fiscal 2022 and Fiscal 2021, we had no borrowings outstanding under our credit facility. A 125-basis point increase or decrease in the interest rate on borrowings under our credit facility would not result in a material impact to our results of operations at current borrowing levels.
There were 21 days during the 52-weeks ended January 29, 2022, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $2.0 million and $18.7 million, respectively, and an average interest rate of 1.3%.
There were 97 days during the 52-weeks ended January 30, 2021, where we incurred borrowings against our credit facilities for an average and maximum borrowing of $43.3 million and $50.0 million, respectively, and an average interest rate of 3.5%.
Quarterly and Seasonal Fluctuations
We experience seasonal fluctuations in our net sales and results of operations. We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping, although the COVID-19 pandemic has resulted in some shifts of normal seasonal patterns during the last two fiscal years. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including weather fluctuations, the timing of high demand footwear launches, demand for merchandise driven by local interest in sporting events, back-to-school sales and the timing of sales tax holidays and annual income tax refunds.

Index
Item 8.    Consolidated Financial Statements and Supplementary Data.
The following consolidated financial statements of our Company are included in response to this item:
•Reports of Independent Registered Public Accounting Firms (PCAOB ID: 42)
•Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021
•Consolidated Statements of Operations for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020
•Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020
•Consolidated Statements of Stockholders’ Investment for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020
•Notes to Consolidated Financial Statements
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hibbett, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hibbett, Inc. and subsidiaries (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, stockholders’ investment and cash flows for each of the two years in the period ended January 29, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the two years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 25, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation
Description of the Matter	At January 29, 2022, the Company’s inventories, net balance was $221.2 million. As discussed in Note 1 of the consolidated financial statements, the Company values inventories using the lower of weighted average cost or net realizable value method. Adjustments to reduce inventories to their net realizable value are determined by management based on historical trends, specific identification, and anticipated demand.

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

To test the net realizable value of inventories, our audit procedures included, among others, evaluating the reasonableness of management’s key assumptions and judgments by testing the accuracy and completeness of the underlying data used to determine the amounts of inventory carrying value adjustments. We also assessed the historical accuracy of management's estimates and performed sensitivity analyses over the significant assumptions to evaluate the changes in the net realizable value inventory estimates that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.
Birmingham, Alabama
March 25, 2022

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of Hibbett, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hibbett, Inc. and subsidiaries’ internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion Hibbett, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hibbett, Inc. as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, stockholders’ investment and cash flows for each of the two years in the period ended January 29, 2022, and the related notes and our report dated March 25, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 25, 2022

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Hibbett, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, stockholders’ investment, and cash flows of Hibbett, Inc. (formerly Hibbett Sports, Inc.) and subsidiaries (the Company) for the year ended February 1, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Birmingham, Alabama
April 16, 2020

Index
Hibbett, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share information)

ASSETS	January 29, 2022	January 30, 2021
Current Assets:
Cash and cash equivalents	$17,054	$209,290
Receivables, net	13,607	11,905
Inventories, net	221,219	202,038
Other current assets	25,134	16,567
Total current assets	277,014	439,800

Property and equipment, net	145,967	107,159
Operating right-of-use assets	243,751	216,224
Finance right-of-use assets, net	2,186	3,285

Tradename intangible asset	23,500	23,500
Deferred income taxes, net	7,187	14,625
Other assets, net	3,612	3,573
Total Assets	$703,217	$808,166

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$85,647	$107,215
Operating lease obligations	68,521	58,613
Finance lease obligations	975	956
Accrued payroll expenses	26,320	29,948
Other accrued expenses	13,401	28,588
Total current liabilities	194,864	225,320

Operating lease obligations	212,349	186,133
Finance lease obligations	1,427	2,599
Unrecognized tax benefits	546	725
Other liabilities	2,516	2,353
Total liabilities	411,702	417,130

Stockholders’ Investment:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, 39,611,163 and 39,379,865 shares issued at January 29, 2022 and January 30, 2021, respectively	396	394
Paid-in capital	202,729	194,534
Retained earnings	1,022,317	858,951
Treasury stock, at cost, 26,317,947 and 22,901,101 shares repurchased at January 29, 2022 and January 30, 2021, respectively	(933,927)	(662,843)
Total stockholders’ investment	291,515	391,036
Total Liabilities and Stockholders’ Investment	$703,217	$808,166

See accompanying notes to consolidated financial statements.

Index
Hibbett, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share information)

	Fiscal Year Ended
	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)	February 1, 2020 (52-weeks)
Net sales	$1,691,184	$1,419,657	$1,184,234
Cost of goods sold	1,044,777	915,169	800,783
Gross margin	646,407	504,488	383,451

Store operating, selling and administrative expenses	382,414	356,856	318,011
Goodwill impairment	—	19,661	—
Depreciation and amortization	35,827	29,583	29,323
Operating income	228,166	98,388	36,117

Interest income	43	127	1,225
Interest expense	(317)	(563)	(1,014)
Interest income (expense), net	(274)	(436)	211
Income before provision for income taxes	227,892	97,952	36,328

Provision for income taxes	53,579	23,686	8,984
Net income	$174,313	$74,266	$27,344

Basic earnings per share	$11.63	$4.49	$1.54
Diluted earnings per share	$11.19	$4.36	$1.52

Weighted average shares outstanding:
Basic	14,993	16,547	17,746
Diluted	15,582	17,037	17,957

See accompanying notes to consolidated financial statements.

Index
Hibbett, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)	February 1, 2020 (52-weeks)
Cash Flows From Operating Activities:
Net income	$174,313	$74,266	$27,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,827	29,583	29,323
Contingent earnout, net	(13,761)	(1,296)	15,057
Impairment charges	2,915	37,109	1,011
Amortization of inventory step-up	—	—	956
Deferred income taxes and unrecognized income tax benefit, net	7,259	(5,774)	(5,143)
(Gain) loss on disposal of assets, net	(1,501)	(3,076)	518
Stock-based compensation	5,540	3,799	2,653
Other non-cash adjustments	—	(135)	(2,578)
Changes in operating assets and liabilities:
Receivables, net	(1,694)	(3,768)	1,938
Inventories, net	(19,181)	85,973	(8,680)
Prepaid expenses and other	(2,078)	(2,763)	(662)
Other assets	1,092	1,493	(570)
Accounts payable	(25,580)	(26,261)	24,347
Accrued expenses and other	(3,663)	8,566	6,775
Net cash provided by operating activities	159,488	197,716	92,289

Cash Flows From Investing Activities:
Capital expenditures	(71,153)	(34,760)	(17,326)
Proceeds from sale of property and equipment	1,147	841	530
Other	(155)	949	(210)
Net cash used in investing activities	(70,161)	(32,970)	(17,006)

Cash Flows From Financing Activities:
Proceeds under credit facilities	38,259	117,535	81,780
Repayments under credit facilities	(38,259)	(117,535)	(116,780)
Stock repurchases	(267,826)	(16,717)	(34,904)
Payment of cash dividends	(10,939)	—	—
Payment of contingent earnout	(1,239)	(4,761)	—
Payments of finance lease obligations	(960)	(1,017)	(977)
Settlement of net share equity awards	(3,257)	(897)	(555)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	2,658	1,858	475
Net cash used in financing activities	(281,563)	(21,534)	(70,961)

Net (decrease) increase in cash and cash equivalents	(192,236)	143,212	4,322
Cash and cash equivalents, beginning of year	209,290	66,078	61,756
Cash and cash equivalents, end of year	$17,054	$209,290	$66,078

Index
Hibbett, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Year Ended
	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)	February 1, 2020 (52-weeks)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$243	$560	$993
Income taxes, net of refunds	$52,899	$33,654	$15,438
Operating cash flows from operating leases	$76,400	$77,439	$74,992
Operating cash flows from finance leases	$136	$179	$223
Financing cash flows from finance leases	$960	$1,017	$977

Supplemental Schedule of Non-Cash Activities:
Non-cash accruals for capital expenditures	$4,012	$1,814	$—
Operating leases obtained in exchange for lease liabilities, net	$91,325	$57,357	$46,890
Finance leases obtained in exchange for lease liabilities, net	$(407)	$1,985	$574

See accompanying notes to consolidated financial statements.

Index
Hibbett, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Investment
(in thousands)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders’ Investment
Balance-February 2, 2019	38,983	$390	$185,752	$759,677	20,686	$(609,770)	$336,049
Net income	—	—	—	27,344	—	—	27,344
Issuance of shares through the Company’s equity plans	158	1	474	—	—	—	475
Adjustment for adoption of accounting standard(1)	—	—	—	(2,079)	—	—	(2,079)
Purchase of shares under the stock repurchase program	—	—	—	—	1,565	(34,904)	(34,904)
Settlement of net share equity awards	—	—	—	—	29	(555)	(555)
Stock-based compensation	—	—	2,653	—	—	—	2,653
Balance-February 1, 2020	39,141	391	188,879	784,942	22,280	(645,229)	328,983
Net income	—	—	—	74,266	—	—	74,266
Issuance of shares through the Company’s equity plans	239	3	1,855	—	—	—	1,858
Adjustment for adoption of accounting standard(2)	—	—	—	(256)	—	—	(256)
Purchase of shares under the stock repurchase program	—	—	—	—	578	(16,717)	(16,717)
Settlement of net share equity awards	—	—	—	—	43	(897)	(897)
Stock-based compensation	—	—	3,799	—	—	—	3,799
Balance-January 30, 2021	39,380	394	194,534	858,951	22,901	(662,843)	391,036
Net income	—	—	—	174,313	—	—	174,313
Issuance of shares through the Company’s equity plans	231	2	2,656	—	—	—	2,658
Declaration of dividends ($0.25 per common share)	—	—	—	(10,949)	—	—	—
Purchase of shares under the stock repurchase program	—	—	—	—	3,371	(267,826)	(267,826)
Settlement of net share equity awards	—	—	—	—	46	(3,257)	(3,257)
Stock-based compensation	—	—	5,540	—	—	—	5,540
Balance-January 29, 2022	39,611	$396	$202,729	$1,022,317	26,318	$(933,927)	$291,515

(1) Adoption of ASU 2016-02, Topic 842, Leases. See Note 2, Recent Accounting Pronouncements, in our Annual Report on Form 10-K filed on April 16, 2020.
(2) Adoption of ASU 2016-13, Topic 326, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. See Note 2, Recent Accounting Pronouncements, in our Annual Report on Form 10-K filed on April 7, 2021.

See accompanying notes to consolidated financial statements.

Index
Hibbett, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES
Business
Hibbett, Inc. is a leading athletic-inspired fashion retailer primarily located in small and mid-sized communities across the country. References to “we,” “our,” “us,” “Hibbett” and the “Company” refer to Hibbett, Inc. and its subsidiaries as well as its predecessors. Our fiscal year ends on the Saturday closest to January 31 of each year. The consolidated statements of operations for Fiscal 2022, Fiscal 2021 and Fiscal 2020 all include 52-weeks of operations. Our merchandise assortment features a core selection of brand name merchandise emphasizing athletic footwear, athletic and fashion apparel, related accessories, and team sports equipment. We complement this core assortment with a selection of localized footwear, apparel, and accessories designed to appeal to a wide range of customers within each market.
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
Reportable Segments
Hibbett, Inc., through its subsidiaries, has approximately 1,100 stores operating under the Hibbett and City Gear brands and an omni-channel platform. We identify our operating segments according to how our business activities are managed and evaluated by our chief executive officer, who is our chief operating decision maker. Our shopping channels primarily include store locations, website, and mobile apps. Store sales are primarily filled from the store’s inventory but may also be shipped from a different store location or our logistics network if an item is not available at the original store. Direct-to-consumer orders are generally shipped to our customers from a store, our logistics network, or some combination thereof, depending on the availability of the desired item.
Given the economic similarity of the store formats, the products offered for sale, the type of customers, the methods of distribution, and how our Company is managed, our operations constitute only one reportable segment.
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
We also receive consideration from vendors through a variety of other programs, including markdown reimbursements, vendor compliance charges, and defective merchandise credits. If the payment is a reimbursement for costs incurred, it is recognized as an offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise. Markdown reimbursements related to merchandise that has been sold are negotiated by our merchandising teams and are credited directly to cost of goods sold in the period received. If vendor funds are received prior to merchandise being sold, they are recorded as a reduction of merchandise cost. Vendor compliance charges and defective merchandise credits reduce the cost of inventories.

Index
Marketing
We expense marketing costs when incurred. We participate in various marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred.
The following table presents the components of our marketing expense (in thousands):

	Fiscal Year Ended
	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)	February 1, 2020 (52-weeks)
Gross marketing costs	$32,964	$23,576	$18,408
Marketing reimbursements	(4,525)	(1,524)	(2,938)
Net marketing costs	$28,439	$22,052	$15,470

Cost of Goods Sold
We include merchandise costs, store occupancy costs, logistics-related occupancy and operating costs, and ship-to-home freight in cost of goods sold.
Stock Repurchase Program
On May 26, 2021, our Board of Directors (the "Board") authorized the expansion and extension of our existing Stock Repurchase Program (the "Repurchase Program") by $500.0 million to a total of $800.0 million to repurchase our common stock through February 1, 2025. The Repurchase Program's original authorization was approved in November 2015 in the amount of $300.0 million and prior to the Board's action, was scheduled to expire on January 29, 2022.
The Repurchase Program authorizes repurchases of our common stock in open market or negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management. In addition to the Repurchase Program, we also acquire shares of our common stock from holders of restricted stock unit awards to satisfy withholding tax requirements due at vesting. Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorized amounts of repurchases under the Repurchase Program.
The number of shares repurchased under the Repurchase Program and acquired from holders of restricted stock unit awards to satisfy tax withholding requirements were as follows:

	52-Weeks Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Common stock repurchased under the Repurchase Program	3,370,751	620,785	1,594,074
Aggregate cost of repurchases under the Repurchase Program (in thousands)	$267,826	$17,615	$35,459
Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements	46,095	42,449	29,432
Tax withholding requirements from holders of restricted stock unit awards (in thousands)	$3,257	$897	$555
Historically, under all stock repurchase authorizations and including shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements, we have repurchased a total of 26.3 million shares of our common stock at an approximate cost of $933.9 million as of January 29, 2022 and had approximately $368.5 million remaining under the Repurchase Program authorization. Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements do not reduce the authorization.
Subsequent to January 29, 2022, we repurchased 0.3 million shares of our common stock as of March 22, 2022 at a cost of $12.6 million, including 8,277 shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements of $0.4 million.

Index
Dividends

On August 25, 2021, the Board instituted a quarterly cash dividend program with the first cash dividend payment made on September 9, 2021. During the fiscal year ended January 29, 2022, we paid cash dividends of $10.9 million under three declarations at $0.25 per share of common stock outstanding as of the record date.

While we currently pay a quarterly dividend of $0.25 per share and expect to pay comparable cash dividends in the future, the declaration of dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board of Directors deems relevant. There can be no assurance that we will continue to declare dividends in any particular amounts or at all, and changes in our dividend policy could adversely affect the market price of our common stock.

Subsequent to January 29, 2022, the Board declared a cash dividend of $0.25 per common share, payable on March 29, 2022, to stockholders of record at the close of business on March 17, 2022. The estimated payment is expected to be $3.3 million.

Cash and Cash Equivalents
We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents. Amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days. Cash equivalents related to credit and debit card transactions at January 29, 2022 and January 30, 2021 were $6.6 million and $6.9 million, respectively.
Inventories
Inventories are valued using the lower of weighted average cost or net realizable value method. Items are removed from inventory using the weighted average cost method.
Lower of Cost and Net Realizable Value: We regularly review inventories to determine if the carrying value exceeds net realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary. We account for obsolescence as part of our lower of cost and net realizable value accrual based on historical trends and specific identification. As of January 29, 2022 and January 30, 2021, the accrual was $5.3 million and $6.2 million, respectively. A determination of net realizable value requires significant judgment.
Shrink Reserves: We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts. These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger. Physical inventory counts are performed on a cyclical basis. As of January 29, 2022 and January 30, 2021, the accrual was $0.9 million and $1.9 million, respectively.
Inventory Purchase Concentration: Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented 61.0%, 65.0%, and 67.7% of our purchases for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. Our second largest vendor, adidas, represented 6.9%, 6.6%, and 7.2% of our purchases for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
Property and Equipment
Property and equipment are recorded at cost. Finance lease assets are shown as right-of-use (ROU) assets and are excluded from property and equipment. (See Note 6, Leases).
Property and equipment consists of the following (in thousands):

Index

	January 29, 2022	January 30, 2021
Land	$7,277	$7,277
Buildings	22,247	21,505
Equipment	119,505	104,431
Furniture and fixtures	59,137	42,448
Leasehold improvements	137,279	109,220
Construction in progress	4,086	1,470
Total property and equipment	349,531	286,351
Less: accumulated depreciation and amortization	203,564	179,192
Total property and equipment, net	$145,967	$107,159

Depreciation on property and equipment utilizes the straight-line method generally over the following estimated service lives:

Buildings	39 years
Leasehold improvements	3 – 10 years
Furniture and fixtures	7 years
Equipment	3 – 7 years

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
In valuing goodwill, we use a combination of the Discounted Cash Flow methodology and the Guideline Public Company methodology, which require assumptions related to future cash flows, discount rate, and comparable public company entities. In the first quarter of Fiscal 2021, we determined that goodwill of our City Gear reporting unit was fully impaired and recognized a non-cash impairment charge of $19.7 million. No impairment related to goodwill was recognized during Fiscal 2022 or Fiscal 2020.
A reconciliation of goodwill is as follows (in thousands):

Index

Goodwill balance at February 1, 2020	$19,661
Impairment losses	(19,661)
Goodwill balance at January 30, 2021	$—
In valuing the tradename intangible, we use the Relief from Royalty method which requires assumptions related to future revenues, royalty rate, and discount rate. In the first quarter of Fiscal 2021, we determined that the City Gear tradename was partially impaired and recognized a non-cash impairment charge of $8.9 million in store operating, selling, and administrative expenses. No impairment related to the tradename was recognized during Fiscal 2022 or Fiscal 2020.
A reconciliation of the tradename intangible for Fiscal 2021 is as follows (in thousands):

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
The net deferred revenue liability for gift cards, customer orders, and layaways at January 29, 2022 and January 30, 2021 was $9.6 million and $8.8 million, respectively, recognized in accounts payable on our consolidated balance sheets. We recognize revenue when a gift card is redeemed by the customer and recognize gift card breakage income in net sales in proportion to the redemption pattern of rights exercised by the customer. In Fiscal 2022, Fiscal 2021 and Fiscal 2020, gift card breakage income was immaterial for all years.
During the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, $1.4 million, $1.2 million and $1.7 million of gift card deferred revenue from prior periods was realized, respectively.
Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our consolidated balance sheets and was $3.7 million and $3.4 million at January 29, 2022 and January 30, 2021, respectively.
Return Sales: The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price. The liability is included in accounts payable on our consolidated balance sheets. The return

Index
asset and corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer is immaterial.
Revenues disaggregated by major product categories are as follows (in thousands):

	Fiscal 2022 (52-weeks)	Fiscal 2021 (52-weeks)	Fiscal 2020 (52-weeks)
Footwear	$1,044,191	$911,789	$735,613
Apparel	483,236	384,431	307,600
Equipment	163,757	123,437	141,021
	$1,691,184	$1,419,657	$1,184,234

Store Opening and Closing Costs
New store opening costs, including pre-opening costs, are charged to expense as incurred. Store opening costs primarily include payroll expenses, training costs and straight-line rent expenses. All pre-opening costs are included in store operating, selling and administrative expenses as a part of operating expenses.
We generally consider individual store closings to be a normal part of operations and regularly review store performance against expectations. Costs associated with store closings are recognized at the time of closing or when a liability has been incurred. These costs were not material in Fiscal 2022, Fiscal 2021 or Fiscal 2020.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Standards that were adopted

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” as part of its overall simplification initiative. ASU 2019-12 was issued in order to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to financial statement users. The amendments remove certain exceptions to the general provisions of Topic 740 and provide simplification in other areas of Topic 740. We adopted ASU 2019-12 on January 31, 2021, with no material impact to our consolidated financial statements.

We adopted ASU 2016-13, Topic 326, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as of February 2, 2020. ASU 2016-13 revised the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. Historical experience, current economic conditions and reasonable supportable forecasts are considered in establishing an allowance for credit losses which is shown on the consolidated balance sheet in receivables, net. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

Standards that are not yet adopted

We continuously monitor and review all current accounting pronouncements and standards from the FASB for applicability to our operations. As of January 29, 2022, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.
NOTE 3. STOCK-BASED COMPENSATION
At January 29, 2022, we had four stock-based compensation plans:
(a)The Amended and Restated 2015 Equity Incentive Plan (EIP) provides that the Board may grant equity awards to certain employees of the Company at its discretion. The EIP was adopted effective July 1, 2015 and subsequently amended and restated effective May 28, 2020. Including shares added in the amendment and restatement, the EIP authorizes grants of equity awards of up to 2,500,000 authorized but unissued shares of common stock. At January 29, 2022, there were 1,510,547 shares available for grant under the EIP.

Index
(b)The 2015 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 300,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP was adopted effective July 1, 2015. At January 29, 2022, there were 152,096 shares available for purchase under the ESPP.
(c)The 2015 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options. The Deferred Plan was adopted effective July 1, 2015 and authorizes grants up to 150,000 authorized but unissued shares of common stock. At January 29, 2022, there were 121,194 shares available for grant under the Deferred Plan.
(d)The 2012 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors. The DEP was adopted effective May 24, 2012 and authorizes grants of equity awards of up to 500,000 authorized but unissued shares of common stock. At January 29, 2022, there were 104,828 shares available for grant under the DEP.
Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards. As of January 29, 2022, we had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based units (PSUs) to our employees. The annual grants made for Fiscal 2022, Fiscal 2021 and Fiscal 2020 to employees consisted solely of RSUs. We have also awarded PSUs to our Named Executive Officers (NEOs) and expect the Compensation Committee of the Board will continue to grant PSUs to our NEOs in the future. Due to the economic uncertainties at the onset of the COVID-19 pandemic, coupled with the timing of our annual equity awards , the Board elected to award only service-based units to our NEOs in Fiscal 2021.
As of January 29, 2022, we had only granted awards in the form of stock, stock options and deferred stock units (DSUs) to our Board members. Under the DEP, Board members currently receive an annual value of $75,000 worth of equity in the form of stock options or RSUs upon election to the Board and a value of $110,000 worth of equity in any form allowed within the DEP, for each full year of service, pro-rated for Directors who have served less than one full year. The Chairman of the Board receives an annual value of $135,000 of equity in any form allowed within the DEP. Due to the economic uncertainties at the onset of the COVID-19 pandemic, coupled with the timing of our annual equity awards, the Board elected to reduce the value of the annual equity award to each applicable Director in Fiscal 2021.
The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions. Under the DEP, Directors have the option with certain equity forms to set vesting dates. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock. All of our awards are classified as equity awards.

The compensation cost for these plans was as follows (in thousands):

	Fiscal Year Ended
	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)	February 1, 2020 (52-weeks)
Stock-based compensation expense by type:
Stock options	$174	$90	$92
Restricted stock units	5,111	3,495	2,370
Employee stock purchases	199	120	97
Director deferred compensation	56	94	94
Total stock-based compensation expense	5,540	3,799	2,653
Income tax benefit recognized	1,316	882	622
Stock-based compensation expense, net of income tax	$4,224	$2,917	$2,031

Stock-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses. There is no capitalized stock-based compensation cost.
The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes. The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock unit awards vested during the period. The actual income tax benefit realized for the deductions considered on our income

Index
tax returns for Fiscal 2022, Fiscal 2021 and Fiscal 2020 was from option exercises and restricted stock unit releases and totaled $3.2 million, $1.0 million and $0.6 million, respectively.
Stock Options
Stock options are granted with an exercise price equal to the closing market price of our common stock on the business day immediately preceding the date of grant. Vesting and expiration provisions vary between equity plans, but options granted to employees under the EIP typically vest over a four or five-year period in equal installments beginning on the first anniversary of the grant date and typically expire on the eighth or tenth anniversary of the date of grant. Grants awarded to tenured outside directors under the DEP and Deferred Plan vest immediately upon grant. Grants awarded to outside directors upon appointment to our Board under the DEP vest in full on the first anniversary of the date of grant. Grants awarded to outside directors upon appointment to our Board under the Deferred Plan vest immediately upon grant. All grants awarded to outside directors expire on the tenth anniversary of the date of grant.
During Fiscal 2022, we had one stock option grant dated March 22, 2021 to directors. A total of 4,384 stock options were granted at an exercise price of $76.04 per share. The fair value of the grants was $39.73 per share, which was estimated on the date of grant using the Black-Scholes pricing model assuming an expected life of 4.63 years, expected volatility of 64.75%, a risk-free interest rate of 0.77% with no dividend yield.
We calculate the expected term for our stock options based on the historical exercise behavior of our participants. The volatility used to value stock options is based on historical volatility. We calculate historical volatility using an average calculation methodology based on daily price intervals as measured over the expected term of the option. We have consistently applied this methodology since our adoption of the provisions of ASC Topic 718, Stock Compensation. In accordance with ASC Topic 718, we base the risk-free interest rate on the annual continuously compounded risk-free rate with a term equal to the option’s expected term. The dividend yield was zero since we had not historically declared dividends when the award was granted.
Activity for our option plans during Fiscal 2022 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at January 30, 2021	227,258	$37.15	4.39	$4,407
Granted	4,384	76.04
Exercised	(65,716)	29.45
Forfeited, cancelled or expired	—	—
Options outstanding at January 29, 2022	165,926	$41.28	3.66	$3,106

Exercisable at January 29, 2022	165,926	$41.28	3.66	$3,106

The weighted average grant-date fair value of options granted during Fiscal 2022, Fiscal 2021 and Fiscal 2020 was $39.73, $3.33 and $5.46, respectively.
The total intrinsic value of stock options exercised during Fiscal 2022, Fiscal 2021 and Fiscal 2020 was $2.7 million, $0.8 million and $9.6 thousand, respectively. The total cash received from these stock option exercises during Fiscal 2022, Fiscal 2021 and Fiscal 2020 was $4.7 million, $1.8 million and $0.1 million, respectively. As of January 29, 2022, there was no unamortized unrecognized compensation cost related to stock options.
Restricted Stock and Performance-Based Units

RSUs and PSUs are granted with a fair value equal to the closing market price of our common stock on the date of grant. All PSUs have been awarded in the form of restricted stock units. An award may vest completely at a point in time (cliff-vest) or in increments over time (graded-vest). The majority of awards, including PSUs, are subject to cliff-vest provisions. A small portion of awards to our executive officers are subject to graded vest provisions. Generally, RSUs vest over two to four years with the exception of awards to our Board of Directors who can choose the vest date for their annual award. PSUs provide for awards

Index
based on achievement of certain predetermined corporate performance goals and typically cliff-vest in three years from the date of grant after achievement of stated performance criterion and upon meeting stated service conditions.

Compensation cost is recognized on a straight-line basis over the vesting period for cliff-vest awards and, in the case of PSUs, at the estimated percentage of achievement. For graded-vest awards, the award is divided into vesting tranches and the compensation cost is recognized on a straight-line basis for each tranche separately.
The following table summarizes the restricted stock unit awards activity under all our plans during Fiscal 2022:

	RSUs		PSUs		Totals
	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 30, 2021	655,031	$17.98	19,060	$19.56	674,091	$18.02
Granted	62,031	76.28	22,492	76.04	84,523	76.22
PSU adjustment (1)	—	—	3,900	22.55	3,900	22.55
Vested	(140,075)	22.23	(10,335)	22.55	(150,410)	22.25
Forfeited, cancelled or expired	(21,489)	21.43	—	—	(21,489)	21.54
Nonvested at January 29, 2022	555,498	$23.28	35,117	$55.19	590,615	$25.18

(1)PSU adjustment represents the net RSUs awarded to our NEOs above or below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant. One grant goal was achieved at 200% of its target based on Fiscal 2019 through Fiscal 2021 financial results.
The weighted average grant date fair value of our RSUs granted was $76.22, $12.42 and $18.68 for Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. There were 84,523, 337,749 and 296,583 RSUs awarded during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.
During Fiscal 2022, 150,410 RSU awards, including 10,335 PSU awards, vested with an intrinsic value of $10.5 million. The total intrinsic value of our RSU awards outstanding and unvested at January 29, 2022, January 30, 2021 and February 1, 2020 was $35.2 million, $38.1 million and $14.5 million, respectively. As of January 29, 2022, there was approximately $7.0 million of total unamortized unrecognized compensation cost related to RSU awards. This cost is expected to be recognized over a weighted average period of 2.0 years.
Employee Stock Purchase Plan
The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter. Our employee purchases of common stock and the average price per share through the ESPP were as follows:

Fiscal Year Ended	Shares Purchased	Average Price Per Share
January 29, 2022	14,447	$50.01
January 30, 2021	36,059	$11.99
February 1, 2020	26,116	$15.02

The assumptions used in the option pricing model were as follows:

Index

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Weighted average fair value at date of grant	$14.33	$4.18	$4.18
Expected life (years)	0.25	0.25	0.25
Expected volatility	49.2% - 50.4%	41.4% - 50.2%	34.3% - 36.5%
Risk-free interest rate	0.11% - 0.33%	0.20% - 3.60%	4.24% - 5.73%
Dividend yield	1.12% - 1.41%	None	None
The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of ASC Topic 718 as it relates to accounting for certain employee stock purchase plans with a look-back option. The compensation expense included in store operating, selling and administrative expenses and recognized during each of Fiscal 2022, Fiscal 2021 and Fiscal 2020 was $0.2 million, $0.1 million, and $0.1 million, respectively.
Director Deferred Compensation
Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their Board and Board Committee fees into cash, stock options or deferred stock units. Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly. Director fees deferred into stock units are calculated and expensed each calendar quarter by taking deferred fees earned during the calendar quarter and dividing by the closing price of our common stock on the last day of the calendar quarter, rounded to the nearest whole share. Director fees deferred into stock units are calculated and expensed each calendar quarter by taking deferred fees earned during the calendar quarter and dividing by the closing price of our common stock on the business day immediately preceding the last day of the calendar quarter, rounded to the nearest whole share. The total annual retainer, Board and Board Committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented. A total of 729, 4,368 and 4,174 stock units were deferred under this plan in Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively. One director has elected to defer all or a portion of her compensation into stock units in calendar 2022.
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

	Fiscal Year Ended
	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)	February 1, 2020 (52-weeks)
Net income	$174,313	$74,266	$27,344

Weighted average number of common shares outstanding	14,993	16,547	17,746
Dilutive stock options	130	77	11
Dilutive restricted stock units	459	413	200
Weighted average number of common shares outstanding and dilutive shares	15,582	17,037	17,957

Basic earnings per share	$11.63	$4.49	$1.54
Diluted earnings per share	$11.19	$4.36	$1.52

In calculating diluted earnings per share, no options to purchase shares of common stock outstanding as of the end of the period were excluded in the computations of diluted earnings per share due to their anti-dilutive effect in Fiscal 2022. In calculating diluted earnings per share, 95,724 and 148,821 options to purchase shares of common stock outstanding as of the end of the period were excluded in the computations of diluted earnings per share due to their anti-dilutive effect in Fiscal 2021 and Fiscal 2020, respectively.

Index
At January 29, 2022, we excluded 55,084 non-vested stock awards granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to performance-based annual vesting conditions which had not been achieved by the end of Fiscal 2022. Assuming the performance criteria had been achieved at target as of January 29, 2022, the incremental dilutive impact would have been 20,757 shares.
NOTE 5. DEBT
In October 2018, we entered into amended agreements with Bank of America, N.A. and Regions Bank providing for an aggregate amount of credit available to us under each line of credit of $50.0 million.
On April 16, 2020, we entered into the Second Amended and Restated Note with Regions Bank (the "Amended Credit Facility") that provides for an aggregate amount of credit available to us of $75.0 million. The Amended Credit Facility superseded the Regions Bank credit agreement dated October 2018, with a maturity date of April 19, 2021, and was secured by all assets of the Company with the exception of real property. Simultaneous to the execution of the Amended Credit Facility, the $50.0 million outstanding under the previous credit agreements was paid in full, the Bank of America credit agreement dated October 2018, was terminated and we incurred borrowings under the Amended Credit Facility of $50.0 million. On June 5, 2020, we entered into a Note Modification Agreement that extended the maturity date of the Amended Credit Facility from April 19, 2021 to July 18, 2021. No other provisions of the Amended Credit Facility were affected.
On July 9, 2021, we executed a new unsecured Credit Agreement (the "2021 Credit Facility") between the Company and its subsidiaries and Regions Bank, which supersedes the Amended Credit Facility, provides an unsecured line of credit of up to $100.0 million. The 2021 Credit Facility is effective through July 9, 2026 with an interest rate of one-month LIBOR plus 1.0% to 1.8% depending on specified leverage levels.

The 2021 Credit Facility includes an annual commitment fee, payable quarterly in arrears, in an amount between 15 and 20 basis points of the unused portion of the line of credit as determined on a daily basis, dependent on the amount of debt outstanding. In addition, the Company is subject to certain financial covenants which include:

•	Advance limitation of 55% of the net book value of the Company's inventory;
•
A Consolidated Lease-Adjusted Leverage Ratio comparing lease-adjusted funded debt (funded debt plus all lease liabilities) to EBITDAR (as defined in the 2021 Credit Facility) with a maximum of 3.5x; and

•	A Consolidated Fixed Coverage Charge Ratio comparing EBITDAR to fixed charges and certain current liabilities (as defined in the 2021 Credit Facility) with a minimum of 1.2x.

As of January 29, 2022, we were in compliance with these covenants.

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
There were 21 days during the 52-weeks ended January 29, 2022, where we incurred borrowings against our credit facility for an average and maximum borrowing of $2.0 million and $18.7 million, respectively, and an average interest rate of 1.35%. At January 29, 2022, a total of $100.0 million was available to us from the 2021 Credit Facility.
There were 97 days during the 52-weeks ended January 30, 2021, where we incurred borrowings against our prior credit facilities for an average and maximum borrowing of $43.3 million and $50.0 million, respectively, and an average interest rate of 3.45%.
NOTE 6. LEASES
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

Index
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

ROU lease assets are periodically reviewed for impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to evaluate assets and asset groups, including ROU assets, for impairment and to calculate any impairment loss to be recognized. Asset group impairment charges of approximately $2.9 million, $8.5 million and $1.5 million were recognized during Fiscal 2022, Fiscal 2021 and Fiscal 2020, respectively.

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

	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)	February 1, 2020 (52-weeks)
Operating lease cost	$68,359	$67,030	$71,096
Finance lease cost:
Amortization of assets	849	913	943
Interest on lease liabilities	136	179	223
Variable lease cost (1)	18,379	13,328	11,757
	$87,723	$81,450	$84,019
(1) Includes rent based on a percent of sales, common area maintenance, insurance and property tax.

Index
Short-term leases are not recorded on our consolidated balance sheet and short-term lease cost is immaterial.

Finance right-of-use assets on the consolidated balance sheet at January 29, 2022 and January 30, 2021 are shown net of accumulated amortization of $2.5 million and $1.7 million, respectively.

The following table provides supplemental balance sheet information related to leases:

	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)
Weighted average remaining lease term (in years):
Operating leases	5	5
Finance leases	3	4

Weighted average discount rate:
Operating leases	3.0%	3.5%
Finance leases	5.1%	5.5%

Maturities of lease liabilities (in thousands):

	January 29, 2022 (52-Weeks)
	Operating	Finance	Total
Fiscal 2023	$75,809	$1,060	$76,869
Fiscal 2024	66,530	992	$67,522
Fiscal 2025	53,542	282	$53,824
Fiscal 2026	39,749	201	$39,950
Fiscal 2027	28,173	—	$28,173
Thereafter	39,058	—	$39,058
Total minimum lease payments	302,861	2,535	305,396
Less amount representing interest	21,991	133	22,124
	$280,870	$2,402	$283,272

As of January 29, 2022, we have entered into operating leases of approximately $7.7 million related to future store locations that have not yet commenced.

NOTE 7. DEFINED CONTRIBUTION BENEFIT PLANS
We maintain the Hibbett, Inc. 401(k) Plan (the "401(k) Plan") for the benefit of our employees. The 401(k) Plan covers all employees who have completed one year of service. Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law. These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code, which allows deferral of income taxes on the amount contributed to the 401(k) Plan and which operates under the Safe Harbor provisions. For Fiscal 2022, Fiscal 2021 and Fiscal 2020, we matched 100% of the first 3% of eligible compensation and 50% of the next 3% of eligible compensation for a total possible match of 4.5% of the first 6% of eligible compensation. Contribution expense incurred under the 401(k) Plan for Fiscal 2022, Fiscal 2021 and Fiscal 2020 was $2.0 million, $2.1 million and $1.6 million, respectively.
We maintain the Hibbett, Inc. Supplemental 401(k) Plan (the "Supplemental Plan") for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under the 401(k) Plan was limited because of certain restrictions applicable to qualified plans. The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation. Contributions to the Supplemental Plan are not subject to matching provisions; therefore no contribution

Index
expense was incurred under the Supplemental Plan for Fiscal 2022, Fiscal 2021 and Fiscal 2020. The Supplemental Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.
We maintain a Flexible Spending Account Plan ("FSA") that allows employees to set aside pre-tax amounts for out-of-pocket health care and dependent care expenses. The health care FSA is subject to ERISA, whereas the dependent care FSA is not. Employees are eligible to participate in the FSA upon meeting eligibility requirements or upon a defined qualifying event, and may enroll annually during an open enrollment period. Plan amounts are determined annually by the employee in advance and are subject to IRS dollar limitations. Employee elections, in general, cannot be increased, decreased or discontinued during the election period. Under the health care FSA, participants can rollover up to $500 of unused amounts at the end of the plan year. Under the dependent care FSA, unused amounts at the end of the plan year are subject to forfeiture and such forfeitures can be used to offset administrative expenses. Pursuant to the Consolidated Appropriations Act 2021, participants can rollover any unused amounts from their health care and dependent care FSAs at the end of the plan year for Fiscal 2022 and Fiscal 2021.

NOTE 8. RELATED-PARTY TRANSACTIONS

The Company leases one store under a lease arrangement with Preferred Growth Properties, LLC (formerly AL Florence Realty Holdings 2010, LLC), a wholly owned subsidiary of Books-A-Million, Inc. ("BAMM"). One of our Directors, Terrance G. Finley is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 2022. In August 2021, the Company exercised an option to extend the term of the lease by five years, with the new term commencing on March 1, 2022 and terminating on February 28, 2027. The minimal annual lease payment of $0.1 million did not change. In each of Fiscal 2022, Fiscal 2021 and Fiscal 2020, minimum lease payments were $0.1 million. Minimum lease payments remaining under this lease at January 29, 2022 were $0.6 million.

The Company honored certain contracts in place for its wholly owned subsidiary, City Gear, LLC, upon acquisition in Fiscal 2019. The following listing represents those contracts of which Michael E. Longo, the Company's President and CEO, has an interest in, either directly or indirectly.

Memphis Logistics Group ("MLG")
MLG provided logistics and warehousing services to City Gear. Mr. Longo owned a majority interest in MLG and the initial contract term was effective through June 2020 but has been extended to June 2021. Effective January 29, 2021, Mr. Longo fully divested his ownership interest in MLG and he no longer has any involvement with its management. MLG subsequently reorganized as Riverhorse Logistics, LLC. In Fiscal 2021 and Fiscal 2020, payments to MLG under the contract were $7.9 million and $7.2 million, respectively. The amount outstanding to MLG at January 30, 2021 was $0.3 million, and is included in accounts payable on our consolidated balance sheets.

T.I.G. Construction ("TIG")
TIG historically performed the majority of new store and store remodel construction for City Gear and is owned by a close relative of Mr. Longo. In Fiscal 2022, Fiscal 2021 and Fiscal 2020, payments to TIG for their services were $6.7 million, $6.1 million and $3.8 million, respectively. The amount outstanding to TIG at January 29, 2022 and January 30, 2021 was $0.6 million and $26,000, respectively, and is included in accounts payable on our consolidated balance sheets.

Merchant's Capital ("MC")
Merchant's Capital owned the office building where City Gear had its corporate offices in Memphis, Tennessee. Mr. Longo is a 33.3% partner in MC. The initial lease term ended on December 31, 2019 but was extended to April 30, 2020 to allow for the transition of City Gear's corporate office to the Company's Birmingham, Alabama location. In Fiscal 2022, there were no minimum lease payments to MC. In Fiscal 2021 and Fiscal 2020, minimum lease payments to MC were $0.1 million and $0.3 million, respectively. There were no amounts outstanding to MC at January 29, 2022 or January 30, 2021.

Retail Security Gates, LLC ("RSG")
During the second quarter of Fiscal 2022, a close relative of Mr. Longo purchased a 50% interest in an existing Company vendor, which was reorganized as RSG. We utilize RSG for specially manufactured store front security gates. In Fiscal 2022, payments to RSG for their services were $0.3 million. There were no amounts outstanding to RSG at January 29, 2022.

In addition to the related party interests listed above, Mr. Longo also had a membership interest in two contingent earnouts ("Earnouts") related to the acquisition of City Gear based on City Gear’s achievement of certain EBITDA thresholds for the 52-weeks ended February 1, 2020 and January 30, 2021, respectively. The Earnouts were in addition to the aggregate consideration payable to the sellers of City Gear, LLC in November 2018.

Index
Pursuant to the Membership Interest and Warrant Purchase Agreement dated October 29, 2018 and based on Fiscal 2020 and Fiscal 2021 financial results, former members and warrant holders of City Gear were entitled to and paid both Earnouts amounting to a payment of $10.0 million in June 2020 and a payment of $15.0 million in April 2021. Mr. Longo's share of the earnout payments was approximately 22.8% or approximately $2.3 million of the initial earnout payment and approximately $3.4 million of the second earnout payment.
NOTE 9. INCOME TAXES
A summary of the components of the provision (benefit) for income taxes is as follows (in thousands):

	Fiscal Year Ended
	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)	February 1, 2020 (52-weeks)
Federal:
Current	$37,013	$23,651	$11,724
Deferred	7,142	(4,191)	(4,265)
	44,155	19,460	7,459
State:
Current	9,128	5,580	1,975
Deferred	296	(1,354)	(450)
	9,424	4,226	1,525
Provision for income taxes	$53,579	$23,686	$8,984

A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before provision for income taxes follows:

	Fiscal Year Ended
	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)	February 1, 2020 (52-weeks)
Tax provision computed at the federal statutory rate	21.00%	21.00%	21.00%
Effect of state income taxes, net of federal benefits	3.50	3.47	3.60
Federal income tax credits	(0.40)	(0.70)	(1.99)
Executive compensation limitations	0.52	0.09	1.47
Equity compensation tax (excess) deficiencies	(0.97)	0.17	1.71
Other, net	(0.14)	0.15	(1.06)
	23.51%	24.18%	24.73%

Index
Deferred income taxes on the consolidated balance sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes. The components of the deferred income taxes, net, are as follows (in thousands):

	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)
Rent	$72,452	$64,369
Inventories	2,795	2,362
Accruals	8,175	11,546
Stock-based compensation	2,704	2,398
Other	85	152
Total deferred tax assets	86,211	80,827
Rent	(66,056)	(57,776)
Accumulated depreciation and amortization	(10,440)	(6,226)
Prepaid expenses	(2,336)	(1,747)
State taxes	(192)	(453)
Total deferred tax liabilities	(79,024)	(66,202)
Deferred income taxes, net	$7,187	$14,625
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

	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)	February 1, 2020 (52-weeks)
Unrecognized tax benefits - beginning of year	$616	$818	$1,245
Gross increases - tax positions in prior period	—	3	—
Gross decreases - tax positions in prior period	(51)	—	(234)
Gross increases - tax positions in current period	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	(110)	(205)	(193)
Unrecognized tax benefits - end of year	$455	$616	$818

We classify interest and penalties recognized on unrecognized tax benefits as income tax expense. We have accrued interest and penalties in the amount of $0.1 million, $0.1 million and $0.1 million as of January 29, 2022, January 30, 2021 and February 1, 2020, respectively. During Fiscal 2022, Fiscal 2021 and Fiscal 2020, we recorded $(18,000), $(28,000) and $(19,000), respectively, for the accrual of interest and penalties in the consolidated statement of operations.
Of the unrecognized tax benefits as of January 29, 2022, January 30, 2021 and February 1, 2020, $0.3 million, $0.4 million and $0.6 million, respectively, if recognized, would affect our effective income tax rate.

NOTE 10. COMMITMENTS AND CONTINGENCIES
Annual Bonuses and Equity Incentive Awards
Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance. At January 29, 2022 and January 30, 2021, there was $13.0 million and $10.6 million, respectively, of annual bonus-related expense included in accrued payroll expenses.
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
Legal Proceedings and Other Contingencies
We are a party to various legal proceedings incidental to our business. Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet. We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved. At January 29, 2022 and January 30, 2021, the estimated liability is immaterial.
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

Index
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
The table below segregates all financial assets and liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	January 29, 2022			January 30, 2021
	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$129	$—	$—	$219	$—	$—
Long-term investments	2,352	—	—	2,107	—	—
Short-term contingent earnout	—	—	—	—	—	15,000
Total	$2,481	$—	$—	$2,326	$—	$15,000
Short-term investments are reported in other current assets while long-term investments are reported in other assets, net, in our consolidated balance sheets. Short-term contingent earnout is reported in other accrued expenses on our consolidated balance sheets.

The short-term contingent earnout represents the fair value of an additional payment outlined in the Purchase Agreement to the members and warrant holders of City Gear if certain financial goals were achieved in Fiscal 2021. The earnout was valued using a Monte Carlo simulation analysis in a risk-neutral framework with assumptions for volatility, risk-free rate and dividend yield. The earnout was re-valued each quarter and any change in valuation flowed through our statements of operations. As a result of the revaluation for the 52-weeks ended January 30, 2021, an increase of $3.9 million was recognized in store operating, selling and administrative expenses.

The table below are reconciliations of the contingent earnout balance for each period presented (in thousands):

	January 29, 2022 (52-Weeks)		January 30,2021 (52-Weeks)
	Short-term	Long-term	Short-term	Long-term
Beginning balance	$15,000	$—	$9,958	$11,099
Change in valuation	—	—	3,943	—
Payment of year one earnout	(15,000)	—	(10,000)	—
Reclassification from long-term, net	—	—	11,099	(11,099)
Ending balance	$—	$—	$15,000	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Index
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
As of January 29, 2022, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a and 15d-15(e) under the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 29, 2022.
(b)Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2022, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 29, 2022.
Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of January 29, 2022 included in Item 8 herein.
(c)Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.
PART III
With the exception of the information specifically incorporated by reference from our Proxy Statement for the 2022 Annual Meeting of Stockholders (2022 Proxy Statement) in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2022 Proxy Statement shall not be deemed to be a part of, or incorporated by reference into, this Annual Report on Form 10-K.
Item 10.     Directors, Executive Officers and Corporate Governance.
The following information required by this Item is incorporated by reference from the 2022 Proxy Statement:
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

Index
•Information regarding the members of the Audit Committee is found under the heading “Committees of the Board of Directors-Audit Committee.”

We have adopted a Code of Business Conduct and Ethics (the "Code") for all Company employees, including our Named Executive Officers as determined for our 2022 Proxy Statement. We have also adopted a set of Corporate Governance Guidelines (the "Guidelines") and charters for all of our Board Committees, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for senior executive and financial officers as well as any change or amendments to our Guidelines or committee charters by posting such information on our website. The Code, Guidelines and charters are posted on our website, www.hibbett.com under “Investor Relations.” Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K.
The information concerning our executive officers required by this Item is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Information about our Executive Officers,” which is included therein in accordance with Instruction to Item 401 of Regulation S-K. Each of our executive officers is elected annually.
Item 11. Executive Compensation.
The following information required by this Item is incorporated by reference from the 2022 Proxy Statement:
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

Index
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding the stock ownership of directors, executive officers and five percent beneficial owners is found under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information on the equity securities of the Company that are authorized for issuance under its equity compensation plans as of January 29, 2022:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	769,355	$41.28	1,888,665
Equity compensation plans not approved by security holders	—	—	—
TOTAL	769,355	$41.28	1,888,665
(1)Includes 87,092 RSUs and 12,814 DSUs that will be awarded at a future date elected by the participant. It also includes 468,406 RSUs that may be awarded if service periods are met and 35,117 PSUs that may be awarded if specified targets and service periods are met. The weighted average exercise price of outstanding options does not include these awards.
(2)Includes 152,096 shares remaining under our ESPP and 121,194 shares remaining under our Deferred Plan without consideration of shares subject to purchase in the purchasing period ending March 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information regarding related party transactions and director independence required by this Item is found under the headings “Related Person Transactions” and “Our Board of Directors and Corporate Governance Matters-Board Composition-Director Independence” in the 2022 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information regarding principal accountant fees and services required by this Item is found under the headings “Audit Matters-Fees Paid to Independent Registered Public Accounting Firm” and “Audit Matters-Policy on Pre-Approval of Audit and Permissible Non-Audit Services” in the 2022 Proxy Statement and is incorporated herein by reference.

Index
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)Documents filed as part of this report:

Number		Description	Page
1.		Financial Statements.
		The following Consolidated Financial Statements and Supplementary Data of the Company and Independent Registered Public Accounting Firm’s Report on such Consolidated Financial Statements are included in Part II, Item 8 of this report:

		Report of Independent Registered Public Accounting Firm	43
		Consolidated Balance Sheets as of January 29, 2022 and January 30, 2021	45
		Consolidated Statements of Operations for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020	46
		Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020	47
		Consolidated Statements of Stockholders’ Investment for the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020	48
		Notes to Consolidated Financial Statements	49

2.		Financial Statement Schedules.
		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

3.		Exhibits.
		The Exhibits listed below are the exhibits of Hibbett, Inc. and its wholly owned subsidiaries and are filed as part of, or incorporated by reference into, this report.

		Certificates of Incorporation and By-Laws
3.1		Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 31, 2012.
3.2
Certificate of Amendment to the Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant's Form Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2021.

3.3		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 24, 2021.

		Instruments Defining the Rights of Securities Holders
4.1		Form of Stock Certificate; attached as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2021.
4.2	*	Description of Securities.

		Material Contracts
10.1
Membership Interest and Warrant Purchase Agreement; incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2018.

10.2	*†	Hibbett, Inc. 2012 Non-Employee Director Equity Plan.
10.3	*†	Hibbett, Inc. Non-Employee Director Non-Qualified Option Agreement (Initial Grant, Service Requirement).
10.4	*†	Hibbett, Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Initial Grant, Service Requirement).

Index

Number		Description	Page
10.5	*†	Hibbett, Inc. Non-Employee Director Non-Qualified Option Agreement (Annual Grant; Fully Vested).
10.6	*†	Hibbett, Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Annual Grant; Fully Vested).
10.7
Amended and Restated Agreement of Lease between Hibbett Sporting Goods, Inc. (n/k/a/ Hibbett Retail, Inc.) and AL Florence Realty Holdings 2010, LLC, dated October 3, 2011; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2012.

10.8	*†	Change in Control Severance Agreement.
10.9	*†	Hibbett, Inc. Amended and Restated 2015 Equity Incentive Plan.
10.10	*†	Hibbett, Inc. 2016 Executive Officer Cash Bonus Plan.
10.11	*†	Hibbett, Inc. Executive Voluntary Deferral Plan.
10.12	*†	Hibbett, Inc. 2015 Employee Stock Purchase Plan.
10.13	*†	Hibbett, Inc. 2015 Director Deferred Compensation Plan.
10.14	*†	Standard Restricted Stock Unit Award Agreement.
10.15	*†	Executive Restricted Stock Unit Award Agreement.
10.16	†
Employment Agreement between Hibbett Sporting Goods, Inc. (n/k/a Hibbett Retail, Inc.) and Michael E. Longo, effective December 16, 2019; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019.

10.17	†
Change in Control Severance Agreement, between Hibbett Sports, Inc. (n/k/a Hibbett, Inc.) and Michael E. Longo, effective December 16, 2019; incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019.

10.18
Credit Agreement, dated as of July 9, 2021, among Hibbett, Inc. as Borrower, subsidiaries of Borrower, as Guarantors, and Regions Bank, as Lender; incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 7, 2021.

Subsidiaries of the Registrant
21	List of Company’s Subsidiaries:
1)      Hibbett Retail, Inc., a Delaware Corporation
2)      City Gear, LLC, a Tennessee Limited Liability Company
3)      Hibbett Digital Management, LLC, an Alabama Limited Liability Company
4)      Gift Card Services, LLC, a Virginia Limited Liability Company
5)      Hibbett Wholesale, Inc., an Alabama Corporation
6) Hibbett Holdings, LLC, an Alabama Limited Liability Company

Consents of Experts and Counsel
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2	*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

Number		Description	Page
Interactive Data Files
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Annual Report on Form 10-K for the fiscal year ended January 29, 2022, has been formatted in Inline XBRL.

	*	Filed Within
	†	Management Contract or Compensatory Plan or Arrangement

Item 16. Form 10-K Summary.
Not applicable.

Index
SIGNATURES.
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT, INC.

Date:	March 25, 2022	By:	/s/ Robert Volke
Robert Volke SVP and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Longo	Chief Executive Officer, President and Director (Principal Executive Officer)	March 25, 2022
Michael E. Longo

/s/ Robert Volke	SVP and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2022
Robert Volke

/s/ Anthony F. Crudele	Chairman of the Board	March 25, 2022
Anthony F. Crudele

/s/ Karen S. Etzkorn	Director	March 25, 2022
Karen S. Etzkorn

/s/ Terry G. Finley	Director	March 25, 2022
Terry G. Finley

/s/ Dorlisa K. Flur	Director	March 25, 2022
Dorlisa K. Flur

/s/ James A. Hilt	Director	March 25, 2022
James A. Hilt

/s/ Linda Hubbard	Director	March 25, 2022
Linda Hubbard

/s/ Lorna E. Nagler	Director	March 25, 2022
Lorna E. Nagler

/s/ Jamere Jackson	Director	March 25, 2022
Jamere Jackson

/s/ Alton E. Yother	Director	March 25, 2022
Alton E. Yother