Form 10-Q
period 2022-04-30
HIBBETT INC
filed 2022-06-06
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
Shares of common stock, par value $0.01 per share, outstanding as of June 2, 2022, were 12,934,980 shares.

HIBBETT, INC.

Index
PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	April 30, 2022	January 29, 2022	May 1, 2021
Current assets:
Cash and cash equivalents	$23,221	$17,054	$270,852
Receivables, net	13,877	13,607	14,445
Inventories, net	314,861	221,219	182,371
Other current assets	16,579	25,134	7,388
Total current assets	368,538	277,014	475,056

Property and equipment, net	153,993	145,967	107,501
Operating right-of-use assets	250,522	243,751	215,804
Finance right-of-use assets, net	2,348	2,186	3,092
Tradename intangible asset	23,500	23,500	23,500
Deferred income taxes, net	3,236	7,187	12,264
Other assets, net	3,477	3,612	3,542
Total assets	$805,614	$703,217	$840,759

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$164,294	$85,647	$105,888
Operating lease obligations	65,054	68,521	58,875
Credit facility	20,415	—	—
Finance lease obligations	1,034	975	977
Accrued payroll expenses	9,730	26,320	14,341
Other accrued expenses	15,271	13,401	30,403
Total current liabilities	275,798	194,864	210,484
Operating lease obligations	219,296	212,349	185,326
Finance lease obligations	1,516	1,427	2,381
Unrecognized tax benefits	542	546	711
Other liabilities	2,356	2,516	2,391
Total liabilities	499,508	411,702	401,293

Stockholders' investment:
Common stock, 39,779,841, 39,611,163 and 39,559,008 shares issued, respectively	398	396	395
Paid-in capital	205,720	202,729	198,356
Retained earnings	1,058,383	1,022,317	943,718
Treasury stock, at cost; 26,855,158, 26,317,947 and 23,483,504 shares repurchased, respectively	(958,395)	(933,927)	(703,003)
Total stockholders' investment	306,106	291,515	439,466
Total liabilities and stockholders' investment	$805,614	$703,217	$840,759
See notes to unaudited condensed consolidated financial statements.

Index

HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13-Weeks Ended
	April 30, 2022		May 1, 2021
		% to Sales		% to Sales
Net sales	$424,051		$506,861
Cost of goods sold	267,218	63.0%	296,898	58.6%
Gross margin	156,833	37.0%	209,963	41.4%
Store operating, selling and administrative expenses	95,596	22.5%	91,739	18.1%
Depreciation and amortization	10,518	2.5%	8,074	1.6%
Operating income	50,719	12.0%	110,150	21.7%
Interest expense, net	72	—%	99	—%
Income before provision for income taxes	50,647	11.9%	110,051	21.7%
Provision for income taxes	11,300	2.7%	25,285	5.0%
Net income	$39,347	9.3%	$84,766	16.7%

Basic earnings per share	$2.98		$5.19
Diluted earnings per share	$2.89		$5.00

Weighted-average shares:
Basic	13,224		16,325
Diluted	13,612		16,966
Percentages may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	13-Weeks Ended
	April 30, 2022	May 1, 2021
Cash Flows From Operating Activities:
Net income	$39,347	$84,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,518	8,074
Stock-based compensation	2,455	2,053
Impairment charges	—	347
Contingent earnout, net	—	(13,761)
Other non-cash adjustments	3,867	1,796
Changes in operating assets and liabilities:
Inventories, net	(93,642)	19,667
Receivables, net	(270)	(2,586)
Accounts payable	76,263	(2,683)
Income tax payable, net	6,401	22,755
Other assets and liabilities	(16,117)	(12,068)
Net cash provided by operating activities	28,822	108,360

Cash Flows From Investing Activities:
Capital expenditures	(15,975)	(7,033)
Other, net	361	102
Net cash used in investing activities	(15,614)	(6,931)

Cash Flows From Financing Activities:
Proceeds under credit facilities	126,216	—
Repayments under credit facilities	(105,801)	—
Stock repurchases	(22,399)	(37,314)
Cash used for contingent earnout	—	(1,239)
Cash dividends paid to stockholders	(3,277)	—
Payments of finance lease obligations	(249)	(240)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	538	1,772
Other, net	(2,069)	(2,846)
Net cash used in financing activities	(7,041)	(39,867)

Net increase in cash and cash equivalents	6,167	61,562
Cash and cash equivalents, beginning of period	17,054	209,290
Cash and cash equivalents, end of period	$23,221	$270,852
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

13-Weeks Ended April 30, 2022
	Common Stock				Treasury Stock
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Stockholders' Investment
Balance - January 29, 2022	39,611	$396	$202,729	$1,022,317	26,318	$(933,927)	$291,515
Net income	—	—	—	39,347	—	—	39,347
Issuance of shares through the Company's equity plans	169	2	536	—	—	—	538
Purchase of shares under the stock repurchase program	—	—	—	—	491	(22,399)	(22,399)
Settlement of net share equity awards	—	—	—	—	46	(2,069)	(2,069)
Cash dividends declared, $0.25 per common share	—	—	—	(3,280)	—	—	(3,280)
Stock-based compensation	—	—	2,455	—	—	—	2,455
Balance - April 30, 2022	39,780	$398	$205,720	$1,058,383	26,855	$(958,395)	$306,106

13-Weeks Ended May 1, 2021
	Common Stock				Treasury Stock
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Stockholders' Investment
Balance - January 30, 2021	39,380	$394	$194,534	$858,951	22,901	$(662,843)	$391,036
Net income	—	—	—	84,766	—	—	84,766
Issuance of shares through the Company's equity plans	179	1	1,769	—	—	—	1,770
Purchase of shares under the stock repurchase program	—	—	—	—	541	(37,314)	(37,314)
Settlement of net share equity awards	—	—	—	—	41	(2,846)	(2,846)
Stock-based compensation	—	—	2,053	—	—	—	2,053
Balance - May 1, 2021	39,559	$395	$198,356	$943,718	23,484	$(703,003)	$439,466
Columns may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation and Critical Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett, Inc. and its wholly-owned subsidiaries (including the condensed consolidated balance sheet as of January 29, 2022, which has been derived from audited financial statements) have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to “Hibbett,” “we,” “our,” “us,” and the “Company” refer to Hibbett, Inc. and its subsidiaries, as well as its predecessors.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, filed on March 25, 2022 (the "2022 Annual Report"). The unaudited condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described in the 2022 Annual Report and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.

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

Property and equipment consist of the following (in thousands):

	April 30, 2022	January 29, 2022	May 1, 2021
Land	$7,277	$7,277	$7,277
Buildings	22,271	22,247	21,607
Equipment	122,927	119,505	106,633
Furniture and fixtures	63,081	59,137	42,369
Leasehold improvements	144,515	137,279	112,741
Construction in progress	6,449	4,086	1,901
Total property and equipment	366,520	349,531	292,528
Less: accumulated depreciation and amortization	212,527	203,564	185,027
Total property and equipment, net	$153,993	$145,967	$107,501

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

Gift Cards and Customer Orders: The net deferred revenue liability for gift cards and customer orders at April 30, 2022, January 29, 2022, and May 1, 2021 was $10.8 million, $9.6 million, and $10.1 million, respectively, recognized in accounts payable on our unaudited condensed consolidated balance sheets. We recognize revenue when a gift card is redeemed by the customer and recognize gift card breakage income in net sales in proportion to the redemption pattern of rights exercised by the customer. For all periods presented, gift card breakage was immaterial.

Index
During the 13-weeks ended April 30, 2022 and May 1, 2021, gift card deferred revenue from prior periods was immaterial.

Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheets and was $3.8 million, $3.7 million, and $4.1 million at April 30, 2022, January 29, 2022, and May 1, 2021, respectively.

Revenues disaggregated by major product categories are as follows (in thousands):

	13-Weeks Ended
	April 30, 2022	May 1, 2021
Footwear	$263,652	$322,581
Apparel	111,182	131,108
Equipment	49,217	53,172
Total	$424,051	$506,861

Indefinite-Lived Intangible Assets

The City Gear tradename is an indefinite-lived asset which is not amortized, but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that it is more likely than not that an asset is impaired. In valuing the tradename intangible, we use the Relief from Royalty method which requires assumptions related to future revenues, royalty rate and discount rate. No impairment related to the tradename intangible was recognized during the 13-weeks ended April 30, 2022 or May 1, 2021.

2.    Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board of U.S. GAAP for applicability to our operations. As of April 30, 2022, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our financial reporting.

3.    Leases

ROU lease assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to test ROU assets (or asset groups that contain one or more ROU assets for impairment), whether ROU assets are impaired, and if so, the amount of the impairment loss to recognize. Asset group impairment charges in the 13-weeks ended April 30, 2022 and May 1, 2021, were immaterial.

Lease costs are as follows (in thousands):

	13-Weeks Ended
	April 30, 2022	May 1, 2021
Operating lease cost	$18,259	$14,882
Finance lease cost:
Amortization of assets	236	179
Interest on lease liabilities	28	41
Variable lease cost	4,459	5,865
	$22,982	$20,967

Finance ROU assets on the unaudited condensed consolidated balance sheets at April 30, 2022, January 29, 2022, and May 1, 2021 are shown net of accumulated amortization of $2.8 million, $2.5 million, and $1.9 million, respectively.

Index
The following table provides ROU assets obtained in exchange for lease obligations (in thousands):

	13-Weeks Ended
	April 30, 2022	May 1, 2021
ROU assets obtained in exchange for lease obligations, net:
Operating leases	$23,534	$14,631
Finance leases	$397	$44

As of April 30, 2022, we have entered into approximately $9.3 million of operating lease obligations related to future store locations that have not yet commenced.

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

The table below segregates all financial assets and financial liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	April 30, 2022			January 29, 2022			May 1, 2021
	Level I	Level II	Level III	Level I	Level II	Level III	Level I	Level II	Level III
Short-term investments	$34	$—	$—	$129	$—	$—	$129	$—	$—
Long-term investments	2,192	—	—	2,352	—	—	2,155	—	—
Total investments	$2,226	$—	$—	$2,481	$—	$—	$2,284	$—	$—

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets. Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

5.    Debt

On June 5, 2020, we entered into an amended agreement with Regions Bank that extended the maturity date of the then existing credit facility of $75.0 million from April 19, 2021 to July 18, 2021.

On July 9, 2021, we executed a new unsecured Credit Agreement (the "2021 Credit Facility") between the Company and its subsidiaries and Regions Bank. The 2021 Credit Facility provided an unsecured line of credit of up to $100.0 million. The 2021 Credit Facility is effective through July 9, 2026 with an interest rate of one-month LIBOR plus 1.0% to 1.8% depending on specified leverage levels.

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
On April 7, 2022, we executed a First Note Modification Agreement (the "Modification Agreement") between the Company and its subsidiaries and Regions Bank. The Modification Agreement increases the line of credit specified in the 2021 Credit

Index
Facility to $125.0 million. The expiration date of July 9, 2026 remains unchanged. The financial covenants included in the 2021 Credit Facility also remain unchanged.
As of April 30, 2022, we were in compliance with these covenants.
In addition, on April 7, 2022, the Company executed a First Amendment to the 2021 Credit Facility (the “First
Amendment”) and, the 2021 Credit Facility, as amended by the First Amendment and the Modification Agreement, (the "Credit Facility") between the Company and its subsidiaries and Regions Bank. The First Amendment replaces LIBOR as the benchmark rate with the Bloomberg Short-Term Bank Yield (“BSBY”) Index Rate. Pursuant to the First Amendment, the Credit Facility carries an interest rate of BSBY plus 1.0% to 1.8% depending on specified leverage levels.
There were 54 days during the 13-weeks April 30, 2022, where we incurred borrowings against the Credit Facility for an average and maximum borrowing of $7.7 million and $28.7 million, respectively, and an average interest rate of 1.53%. At April 30, 2022, we had net borrowings of $20.4 million and a total of $104.6 million available to us under the Credit Facility.

There were 21 days during the 52-weeks ended January 29, 2022, where we incurred borrowings against the 2021 Credit Facility for an average and maximum borrowing of $2.0 million and $18.7 million, respectively, and an average interest rate of 1.35%.

We did not incur any borrowings during the 13-weeks ended May 1, 2021.

6.    Stock-Based Compensation

The stock-based compensation costs that have been charged against income were as follows (in thousands):

	13-Weeks Ended
	April 30, 2022	May 1, 2021
Stock-based compensation expense by type:
Stock options	$155	$174
Restricted stock units	2,125	1,788
Employee stock purchases	158	85
Director deferred compensation	17	6
Total stock-based compensation expense	2,455	2,053
Income tax benefit recognized	557	479
Stock-based compensation expense, net of income tax	$1,898	$1,574

Expense for restricted stock units is shown net of forfeitures which were immaterial for the 13-weeks ended April 30, 2022 and May 1, 2021.
We granted the following equity awards:

	13-Weeks Ended
	April 30, 2022	May 1, 2021
Stock options	7,212	4,384
Restricted stock unit awards	107,848	61,241
Performance-based restricted stock unit awards	49,978	22,492
Deferred stock units	405	84

At April 30, 2022, the total compensation cost not yet recognized related to unvested restricted stock unit awards was $12.5 million and the weighted-average period over which such awards are expected to be recognized is 2.4 years. There were no unrecognized compensation costs related to unvested stock options at April 30, 2022.

Index
The weighted-average grant date fair value of stock options granted during the 13-weeks ended April 30, 2022 and May 1, 2021 was $21.46 and $39.73 per share, respectively.
Under the 2012 Non-Employee Director Equity Plan, 6,388 shares of our common stock were awarded during the 13-weeks ended April 30, 2022. No shares of our common stock were awarded during the 13-weeks ended May 1, 2021.
The number of shares purchased, the average price per share, and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	13-Weeks Ended
	April 30, 2022	May 1, 2021
Shares purchased	14,273	7,445
Average price per share	$61.14	$39.25
Weighted-average fair value at grant date	$18.03	$11.45

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

	13-Weeks Ended
	April 30, 2022	May 1, 2021
Weighted-average shares used in basic computations	13,224	16,325
Dilutive equity awards	388	641
Weighted-average shares used in diluted computations	13,612	16,966
For the 13-weeks ended April 30, 2022, we excluded 64,888 options from the computations of diluted weighted-average common shares or common stock equivalents outstanding because of their anti-dilutive effect. For the 13-weeks ended May 1, 2021, no options were excluded from the computation of diluted weighted-average common shares or common share equivalents.

We also excluded 94,962 unvested stock awards granted to certain employees from the computations of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by April 30, 2022. Assuming the performance-criteria had been achieved as of April 30, 2022, there was no incremental dilutive impact from the exclusion of these shares.

8.    Stock Repurchase Program
On May 26, 2021, the Board of Directors (the "Board") authorized the expansion and extension of our existing Stock Repurchase Program (the "Repurchase Program") by $500.0 million to a total of $800.0 million to repurchase our common stock through February 1, 2025. The Repurchase Program's original authorization was approved in November 2015 in the amount of $300.0 million and, prior to the Board's action, was scheduled to expire on January 29, 2022.
The number of shares repurchased under the Repurchase Program and acquired from holders of restricted stock unit awards to satisfy tax withholding requirements were as follows:

Index

	13-Weeks Ended
	April 30, 2022	May 1, 2021
Common stock repurchased under the Repurchase Program	491,218	541,283
Aggregate cost of repurchases under the Repurchase Program (in thousands)	$22,399	$37,314
Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements	45,993	41,120
Tax withholding requirement from holders of restricted stock unit awards (in thousands)	$2,069	$2,846

As of April 30, 2022, we had approximately $346.1 million remaining under the Repurchase Program for stock repurchases.
9.    Dividends

In August 2021, the Board instituted a recurring quarterly cash dividend with the first cash dividend made on September 9, 2021. During the 13-weeks ended April 30, 2022, we paid cash dividends of $3.3 million under one declaration of $0.25 per share of common stock outstanding as of the record date.

While we currently pay a quarterly dividend of $0.25 per share and expect to pay comparable cash dividends in the future, the declaration of dividends and the establishment of the per share amount, record dates and payment dates for any future dividends are subject to the final determination of our Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board deems relevant. There can be no assurance that we will continue to declare dividends in any particular amounts or at all, and changes in our dividend policy could adversely affect the market price of our common stock.

Subsequent to April 30, 2022, on May 25, 2022, the Board declared a cash dividend of $0.25 per common share, payable on June 21, 2022, to stockholders of record at the close of business on June 9, 2022. The estimated payment is expected to be $3.3 million.

10.    Commitments and Contingencies
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

The Company believes that its pending legal matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company's consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Adverse decisions and settlements, including any required changes to the Company's business, or other developments in such matters could affect our operating results in future periods or result in a liability or other amounts material to the Company's annual consolidated financial statements. No material amounts were accrued at April 30, 2022, January 29, 2022, or May 1, 2021 pertaining to legal proceedings or other contingencies.

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
At April 30, 2022, January 29, 2022, and May 1, 2021, the liability associated with unrecognized tax benefits was immaterial. We file income tax returns in U.S. federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2019 or by most state taxing jurisdictions for years prior to Fiscal 2018.

12.    Related-Party Transactions
The Company leases one store under a lease arrangement with Preferred Growth Properties, LLC, a wholly owned subsidiary of Books-A-Million, Inc. ("BAMM"). One of our Directors, Terrance G. Finley is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 28, 2027. Minimum lease payments remaining under the lease at April 30, 2022 and May 1, 2021 were immaterial.
T.I.G. Construction ("TIG")

TIG performs certain new store and store remodel construction for the Company and is owned by a close relative of Michael E. Longo, the Company's President and CEO. For the 13-weeks ended April 30, 2022 and May 1, 2021, payments to TIG for its services were $2.9 million and $1.4 million, respectively. The amount outstanding to TIG,included in accounts payable on our unaudited condensed consolidated balance sheets at April 30, 2022, January 29, 2022, and May 1, 2021, was immaterial.

Retail Security Gates, LLC ("RSG")

During the second quarter of Fiscal 2022, a close relative of Mr. Longo purchased a 50% interest in an existing Company vendor, which was reorganized as RSG. We utilize RSG for specially manufactured store front security gates. For the 13-weeks ended April 30, 2022, payments to RSG were $0.3 million. The amount outstanding to RSG, included in accounts payable on our unaudited condensed consolidated balance sheets at April 30, 2022 and January 29, 2022, was immaterial.

In addition to the related party interests listed above, Mr. Longo also had a membership interest in a contingent earnout (the "Earnout") related to the acquisition of City Gear based on City Gear's achievement of an EBITDA threshold for the 52-weeks ended January 30, 2021. The Earnout was in addition to the aggregate consideration payable to the sellers of City Gear, LLC in November 2018. Pursuant to the Membership Interest and Warrant Purchase Agreement dated October 29, 2018, and based on Fiscal 2021 financial results, the former members and warrant holders of City Gear were entitled to and were paid the Earnout payment of $15.0 million in April 2021. Mr. Longo's share of the earnout payment was approximately 22.8% or approximately $3.4 million.
ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “forecast,” “guidance,” “outlook,” “estimate” “will,” “may,” “could,” “possible,” “potential,” or other similar words, phrases or expressions. For example, our forward-looking statements include statements regarding:
•the potential impact of COVID-19 on our business, operations and financial results;
•the uncertainty of future stimulus payments and extended unemployment benefits, if any, and the related effects on consumer demand for our products and our overall business;
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
•the cost of regulatory compliance, including the costs and possible outcomes of pending legal actions and other contingencies, and new or additional legal, legislative and regulatory requirements to reduce or mitigate the effects of climate change;
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

A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements. Our forward-looking statements are based on currently available operational, financial and business information and speak only as of the date of this report. Our business, financial condition, results of operations and prospects may have changed since that date. For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors” in our Form 10-K for the fiscal year ended January 29, 2022, filed with the Securities and Exchange Commission ("SEC") on March 25, 2022 (the "2022 Annual Report"). You should also read such information in conjunction with our unaudited condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

We do not undertake to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, and you should not expect us to do so.
Investors should also be aware that while we do, from time to time, communicate with securities analysts and others, we do not, by policy, selectively disclose to them any material non-public information with any statement or report issued by any analyst regardless of the content of the statement or report. We do not, by policy, confirm forecasts or projections issued by

Index
others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Investor Access to Company Filings

We make available free of charge on our website, www.hibbett.com under the heading “Investor Relations,” copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Securities Exchange Act") as well as all Forms 3, 4, and 5 filed by our executive officers and directors, as soon as the filings are made publicly available by the SEC on its EDGAR database at www.sec.gov. In addition to accessing copies of our reports online, you may request a copy of our 2022 Annual Report, at no charge, by writing to: Investor Relations, Hibbett, Inc., 2700 Milan Court, Birmingham, Alabama 35211.

General Overview

Hibbett, headquartered in Birmingham, Alabama, is a leading athletic-inspired fashion retailer, primarily located in underserved communities. Founded in 1945, Hibbett has a rich history of convenient locations, personalized customer service and access to coveted footwear and apparel from top brands like Nike, Jordan, and adidas.

As of April 30, 2022, we operated a total of 1,105 retail stores under the Hibbett, City Gear and Sports Additions banners in 35 states:

		Location
Brand	Average Square Footage	Strip Center(1)	Mall	Total
Hibbett	5,800	727	180	907
City Gear	5,100	145	37	182
Sports Additions(2)	2,900	3	13	16
(1) Strip centers include free-standing stores and, for our Hibbett locations, are usually near a major chain retailer.
(2) Approximately 90% of the merchandise carried in our Sports Additions stores is athletic footwear.

Our merchandising emphasizes a TOE-TO-HEADTM approach. We provide a broad assortment of premium brand name footwear, apparel, accessories and team sports equipment at competitive prices in a full service omni-channel environment. We believe that the assortment of brand name merchandise we offer consistently exceeds the merchandise selection carried by most of our competitors, particularly in our underserved markets and neighborhood centers. Many of these brand name products have limited availability and/or are technical in nature requiring considerable sales assistance. We coordinate with our vendors to educate our sales staff at the store level on new products and trends.

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

If a store remodel, relocation or expansion results in the store being closed for a significant period, its sales are removed from the comparable store sales base until it has been open a full 12 months. In addition, rebranded stores are treated as new stores and are not presented in comparable store sales until they have been open a full 12 months under the new brand.
During the 13-weeks ended April 30, 2022, we included 1,060 stores and e-commerce sales in comparable store sales. During the 13-weeks ended May 1, 2021, we included 1,035 stores and e-commerce sales in comparable store sales.

Executive Summary

Net sales for the 13-weeks ended April 30, 2022, decreased 16.3% to $424.1 million, compared with $506.9 million for the 13-weeks ended May 1, 2021. Comparable store sales decreased 18.9%, as brick and mortar comparable store sales decreased 22.0%. E-commerce sales increased by 4.1% and represented 14.6% of total net sales for the first quarter compared to 11.7% in

Index
the prior year first quarter. We believe that stimulus funds in the first quarter of Fiscal 2022 provided a significant boost to sales and drove leverage in a number of expense categories.

In addition to the positive sales impact of stimulus on the first quarter of Fiscal 2022 as noted above, the onset of the COVID-19 pandemic had a substantial negative sales impact on the first quarter of Fiscal 2021. As a result, we believe sales performance relative to the first quarter of Fiscal 2020 provides the most relevant comparison prior to the pandemic. On a three-year basis, compared to the 13-weeks ended May 4, 2019, net sales increased 23.5% and comparable sales increased 22.9%.

Store operating, selling, and administrative ("SG&A") expenses were 22.5% of net sales for the 13-weeks ended April 30, 2022, compared with 18.1% of net sales for the 13-weeks ended May 1, 2021. This increase was primarily the result of deleverage resulting from the lower sales.

During the first quarter of Fiscal 2023, we opened nine new stores, rebranded one store and closed one underperforming store bringing the store base to 1,105 in 35 states as of April 30, 2022. We ended the first quarter of Fiscal 2023 with $23.2 million of available cash and cash equivalents and $104.6 million available under our Credit Facility. Net inventory was $314.9 million at April 30, 2022, a 72.6% increase compared to the prior year first quarter. Our inventory position has greatly improved during the quarter ended April 30, 2022 despite ongoing disruptions in the supply chain due to the COVID-19 pandemic impacts on manufacturing capacity, port backlogs, transportation equipment availability and international conflicts. Foundational improvements to the customer experience and our ability to attract and stay connected to underserved customers continues to strengthen our relationships with our vendor partners.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Item 1, Note 1 - Basis of Presentation and Critical Accounting Policies.
The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical and significant accounting policies and estimates are described more fully in our 2022 Annual Report. There have been no changes in our accounting policies in the current period ended April 30, 2022, that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended April 30, 2022, for information regarding recent accounting pronouncements.

Index
Results of Operations
Summarized Unaudited Information

	13-Weeks Ended
	April 30, 2022	May 1, 2021
Statements of Operations
Net sales (decrease) increase	(16.3%)	87.8%
Comparable store sales (decrease) increase	(18.9%)	87.3%

Balance Sheets
Ending cash and cash equivalents (in thousands)	$23,221	$270,852
Average inventory per store	$284,942	$170,281

Store Information
Beginning of period	1,096	1,067
New stores opened	9	6
Rebranded stores	1	—
Stores closed	(1)	(2)
End of period	1,105	1,071

Estimated square footage at end of period (in thousands)	6,252	6,041

Share Repurchase Information
Shares purchased under our Repurchase Program	491,218	541,283
Cost (in thousands)	$22,399	$37,314
Settlement of net share equity awards	45,993	41,120
Cost (in thousands)	$2,069	$2,846

13-Weeks Ended April 30, 2022 Compared to 13-Weeks Ended May 1, 2021

Net Sales

Net sales for the 13-weeks ended April 30, 2022, decreased 16.3% to $424.1 million compared with $506.9 million for the 13-weeks ended May 1, 2021. Comparable store sales decreased 18.9%. Brick and mortar comparable sales decreased 22.0%. E-commerce sales increased by 4.1% and represented 14.6% of total net sales for the first quarter compared to 11.7% in the prior year first quarter. Although current year sales performance was strong, prior year sales performance was historically strong. We believe net sales were unfavorably impacted by a decline in discretionary income due to the lack of stimulus funds which were present in the first quarter of the prior year.

Due to the impact of the COVID-19 pandemic on the first quarters of both Fiscal 2022 and Fiscal 2021, we believe the 13-weeks ended May 4, 2019, the first quarter of Fiscal 2020, is the most relevant comparable period. Net sales increased 23.5% and comparable sales increased 22.9% versus the first quarter of Fiscal 2020. Brick and mortar comparable sales increased 13.6% and e-commerce sales grew 116.9% over the three-year period.

Gross Margin

Gross margin was 37.0% of net sales for the 13-weeks ended April 30, 2022, compared with 41.4% of net sales for the 13-weeks ended May 1, 2021. The approximate 440 basis point decline was primarily driven by deleverage of store occupancy costs of approximately 160 basis points mainly due to the combination of cost increases associated with a higher store count and the large year-over-year sales decline. In addition, product margin declined approximately 150 basis points due to product and channel mix and freight and transportation costs increased approximately 130 basis points primarily due to fuel surcharges and other accessorial charges.

Index
SG&A Expenses

Store operating, selling, and administrative ("SG&A") expenses were 22.5% of net sales for the 13-weeks ended April 30, 2022, compared with 18.1% of net sales for the 13-weeks ended May 1, 2021. The approximate 440 basis point increase was primarily the result of deleverage resulting from lower sales in addition to increased costs of advertising, professional services and general supplies to support a larger store base and increased e-commerce volume.
Depreciation and Amortization
Depreciation and amortization of $10.5 million increased by approximately 90 basis points as a percentage of net sales for the 13-weeks ended April 30, 2022, compared to the same period of the prior fiscal year. The increase in dollar spend was mainly due to increased capital investment on organic growth opportunities and infrastructure projects.

Provision for Income Taxes

The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 22.3% for the 13-weeks ended April 30, 2022 and was 23.0% for the 13-weeks ended May 1, 2021. The quarterly effective tax rate fluctuates based on full-year taxable income projections, the impact of discrete items, and the relative level of pre-tax income or loss in each quarter.

Net Income

Net income for the 13-weeks ended April 30, 2022, was $39.3 million, or $2.89 per diluted share, compared with net income of $84.8 million, or $5.00 per diluted share, for the 13-weeks ended May 1, 2021.

Liquidity and Capital Resources

COVID-19 and Other Macroeconomic Factors

We continue to monitor the impacts of the COVID-19 pandemic, the inflationary economic environment, supply chain disruptions and labor shortages, and geopolitical conflicts on our business. The positive impact on sales that we experienced as a result of the pandemic over the last two fiscal years began moderating in the fourth quarter of Fiscal 2022 and continued in the first quarter of Fiscal 2023. We have experienced significant input cost inflation, for commodities and transportation, and to a lesser extent, for labor in the current year quarter. We continue to monitor these headwinds.

We ended the first quarter of Fiscal 2023 with $23.2 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet. As of April 30, 2022, we had $20.4 million of debt outstanding and $104.6 million available to us under the Credit Facility, discussed in Note 5, Debt, to the unaudited condensed consolidated financial statements.

Inventory at the end of the first quarter of Fiscal 2023 was $314.9 million, a 72.6% increase compared to the prior year first quarter and a 42.3% increase from the beginning of the quarter. The inventory balance at the end of the prior year first quarter was well below ideal levels. Higher order quantities resulting from our increased sales volume and strong relationships with our vendor partners have allowed us to build inventory to a level that better supports customer demand.
Analysis of Cash Flows

Our capital requirements relate primarily to funding capital expenditures, stock repurchases, dividends, the maintenance of facilities and systems to support company growth and working capital requirements. Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year. Historically, we have funded our cash requirements primarily through our cash flow from operations and occasionally from borrowings under our credit facilities. We use excess cash to offset bank fees.

We believe that our existing cash balances, expected cash flow from operations, funds available under the Credit Facility, operating and finance leases and normal trade credit will be sufficient to fund our operations and capital expenditures. We are not aware of any trends or events that would materially affect our capital requirements of liquidity.
Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

Index

	13-Weeks Ended
	April 30, 2022	May 1, 2021
Net cash provided by operating activities	$28,822	$108,360
Net cash used in investing activities	(15,614)	(6,931)
Net cash used in financing activities	(7,041)	(39,867)
Net increase in cash and cash equivalents	$6,167	$61,562
Operating Activities

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

Net cash provided by operating activities was $28.8 million for the 13-weeks ended April 30, 2022, compared with net cash provided by operating activities of $108.4 million for the 13-weeks ended May 1, 2021. Operating activities consist primarily of net income adjusted for certain non-cash items and changes in operating assets and liabilities as noted in the bullets below.

•Non-cash depreciation and amortization expense increased due to capital expenditure investments in new stores, existing store remodels and refreshes, technology enhancements and corporate infrastructure.
•The contingent earnout in the prior year represented $15.0 million paid during the 13-weeks ended May 1, 2021, to the former members and warrant holders of City Gear for achievement of previously defined financial goals in the second-year post acquisition. Of this amount, $13.8 million was reflected as operating activities and $1.2 million was reflected as financing activities, which represented the fair value of the long-term portion of the contingent earnout booked through the purchase price allocation.
•Inventory balances in the current year have continued building from less than ideal levels. Inventory levels in the prior year were reduced significantly due to a surge in demand combined with a disruption in the supply chain that made it difficult to replenish balances.
•The change in accounts payable is due mainly to the timing of payments in relation to inventory receipts.
•The change in net income tax payable is due mainly to the timing of estimated payments.

Investing Activities

Net cash used in investing activities in the 13-weeks ended April 30, 2022, totaled $15.6 million compared with net cash used in investing activities of $6.9 million in the 13-weeks ended May 1, 2021. Capital expenditures used $16.0 million of cash in the 13-weeks ended April 30, 2022, versus $7.0 million of cash in the 13-weeks ended May 1, 2021. Capital expenditures are primarily related to opening new stores, remodeling, expanding or relocating existing stores, and continued investment in technology initiatives and corporate infrastructure.
We opened nine new stores and rebranded one existing store during the 13-weeks ended April 30, 2022, as compared to opening six new stores during the 13-weeks ended May 1, 2021.
We anticipate that our capital expenditures for the fiscal year ending January 28, 2023 will be approximately $60.0 million to $70.0 million and primarily related to:
•store development, including the opening of new stores and the remodeling, relocation or expansion of selected existing stores;
•additional technology and infrastructure investments; and
•other departmental needs for ongoing maintenance and support.
Financing Activities

Net cash used in financing activities was $7.0 million in the 13-weeks ended April 30, 2022, compared to net cash used in financing activities of $39.9 million in the prior year period.

Index
In the current year, we have repurchased $22.4 million of our common stock under our Repurchase Program. This compares to $37.3 million used to repurchase our common stock under our Repurchase Program in the same period of the prior year. See Note 8, Stock Repurchase Program, to the unaudited condensed consolidated financial statements for additional information.

During the 13-weeks ended April 30, 2022, we had net borrowings of $20.4 million against our Credit Facility and $104.6 million available under the Credit Facility at April 30, 2022. We did not have any borrowings under our facilities during the 13-weeks ended May 1, 2021.

On July 9, 2021, we executed the 2021 Credit Facility between the Company and its subsidiaries and Regions Bank. The 2021 Credit Facility provided an unsecured line of credit of up to $100.0 million. The 2021 Credit Facility is effective through July 9, 2026 with an interest rate of one-month LIBOR plus 1.0% to 1.8% depending on specified leverage levels.

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
On April 7, 2022, we executed the Modification Agreement between the Company and its subsidiaries and Regions Bank. The Modification Agreement increases the line of credit specified in the 2021 Credit Facility to $125.0 million. The expiration date of July 9, 2026 remains unchanged. The financial covenants included in the 2021 Credit Facility also remain unchanged.
As of April 30, 2022, we were in compliance with these covenants. See Note 5, Debt, to the unaudited condensed consolidated financial statements for additional information.
In addition, on April 7, 2022, the Company executed the First Amendment between the Company and its subsidiaries and Regions Bank. The First Amendment replaces LIBOR as the benchmark rate with the BSBY Index Rate. Pursuant to the First Amendment, the Credit Facility carries an interest rate of BSBY plus 1.0% to 1.8% depending on specified leverage levels.
During the 13-weeks ended April 30, 2022, we paid $3.3 million of dividends to our stockholders. On May 25, 2022, the Board declared a cash dividend of $0.25 per common share, payable on June 21, 2022, to stockholders of record at the close of business on June 9, 2022. The estimated payment is expected to be $3.3 million. No dividends were paid during the 13-weeks ended May 1, 2021.

The declaration of future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to authorization by our Board of Directors and are dependent upon multiple factors, including future earnings, cash flows, financial requirements, and other considerations.

Based on our current operating plans, store forecasts, plans for the repurchase of our common stock, and expected capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against the Credit Facility.

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

Index
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our quantitative and qualitative market risks since January 29, 2022. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2022 Annual Report

ITEM 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of April 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We have not identified any changes in our internal control over financial reporting that occurred during the period ended April 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings.

Information relating to material legal proceedings is set forth in Note 10, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.    Risk Factors.

We operate in an environment that involves a number of risks and uncertainties which are described in our 2022 Annual Report. If any of the risks described in our 2022 Annual Report were to actually occur, our business, results of operations, and financial results could be adversely affected. There were no material changes to the risk factors disclosed in our 2022 Annual Report.

Index
ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the 13-weeks ended April 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands)
January 30, 2022 to February 26, 2022	—	$—	—	$368,521
February 27, 2022 to April 2, 2022	401,643	$46.08	368,932	$351,521
April 3, 2022 to April 30, 2022	135,568	$43.97	122,286	$346,121
Total	537,211	$45.55	491,218	$346,121
(1)In May 2021, our Board of Directors authorized an expansion of the Repurchase Program by $500.0 million to $800.0 million and extended the date through February 1, 2025. The expansion of the Repurchase Program was announced on May 28, 2021. See Note 8, Stock Repurchase Program, to the unaudited condensed consolidated financial statements for additional information.

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

3.3		Certificate of Amendment to the Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant's Form Current Report on Form 8-K with the Securities and Exchange Commission on May 27, 2022.

Form of Stock Certificate
4.1		Form of Common Stock Certificate; incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2021

Material Agreements
10.1		First Note Modification Agreement, dated as of April 7, 2022, among Hibbett, Inc., as Borrower, and Regions Bank, as Lender; incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2022
10.2		First Amendment to Credit Agreement, dated as of April 7, 2022, among Hibbett, Inc., as Borrower, subsidiaries of Borrower, as Guarantors, and Regions Bank, as Lender; incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2022
10.3
Hibbett, Inc. Amended and Restated Non-Employee Director Equity Plan; incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2022

10.4
Hibbett, Inc. 2016 Executive Officer Cash Bonus Plan (as amended to date); incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2022

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, has been formatted in Inline XBRL.
	*	Filed Within
	**	Furnished Herewith

Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT, INC.

Date:	June 6, 2022	By:	/s/ Robert Volke
Robert Volke
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)