Form 10-Q
period 2022-07-30
HIBBETT INC
filed 2022-09-06
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
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
Shares of common stock, par value $0.01 per share, outstanding as of September 1, 2022, were 12,806,566 shares.

HIBBETT, INC.

Index
PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	July 30, 2022	January 29, 2022	July 31, 2021
Current assets:
Cash and cash equivalents	$28,438	$17,054	$176,841
Receivables, net	16,495	13,607	14,230
Inventories, net	366,218	221,219	216,789
Other current assets	25,864	25,134	11,062
Total current assets	437,015	277,014	418,922

Property and equipment, net	159,608	145,967	115,133
Operating right-of-use assets	260,932	243,751	222,654
Finance right-of-use assets, net	2,086	2,186	2,881
Tradename intangible asset	23,500	23,500	23,500
Deferred income taxes, net	2,441	7,187	13,509
Other assets, net	3,113	3,612	3,475
Total assets	$888,695	$703,217	$800,074

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$140,951	$85,647	$102,361
Operating lease obligations	73,454	68,521	59,709
Credit facility	88,548	—	—
Finance lease obligations	1,015	975	997
Accrued payroll expenses	11,755	26,320	23,063
Other accrued expenses	16,631	13,401	16,989
Total current liabilities	332,354	194,864	203,119
Operating lease obligations	228,848	212,349	191,459
Finance lease obligations	1,258	1,427	2,144
Unrecognized tax benefits	387	546	674
Other liabilities	3,305	2,516	2,499
Total liabilities	566,152	411,702	399,895

Stockholders' investment:
Common stock, 39,829,704, 39,611,163 and 39,578,018 shares issued, respectively	398	396	396
Paid-in capital	207,678	202,729	199,713
Retained earnings	1,079,872	1,022,317	986,568
Treasury stock, at cost; 27,000,336, 26,317,947 and 24,472,892 shares repurchased, respectively	(965,405)	(933,927)	(786,498)
Total stockholders' investment	322,543	291,515	400,179
Total liabilities and stockholders' investment	$888,695	$703,217	$800,074
See notes to unaudited condensed consolidated financial statements.

Index

HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13-Weeks Ended				26-Weeks Ended
	July 30, 2022		July 31, 2021		July 30, 2022		July 31, 2021
		% to Sales		% to Sales		% to Sales		% to Sales
Net sales	$392,805		$419,257		$816,857		$926,117
Cost of goods sold	257,653	65.6%	255,930	61.0%	524,872	64.3%	552,827	59.7%
Gross margin	135,152	34.4%	163,327	39.0%	291,985	35.7%	373,290	40.3%
Store operating, selling and administrative expenses	91,414	23.3%	93,442	22.3%	187,011	22.9%	185,181	20.0%
Depreciation and amortization	10,926	2.8%	8,385	2.0%	21,444	2.6%	16,459	1.8%
Operating income	32,812	8.4%	61,500	14.7%	83,530	10.2%	171,650	18.5%
Interest expense, net	361	0.1%	28	—%	432	0.1%	127	—%
Income before provision for income taxes	32,451	8.3%	61,472	14.7%	83,098	10.2%	171,523	18.5%
Provision for income taxes	7,738	2.0%	14,776	3.5%	19,038	2.3%	40,061	4.3%
Net income	$24,713	6.3%	$46,696	11.1%	$64,060	7.8%	$131,462	14.2%

Basic earnings per share	$1.91		$2.98		$4.89		$8.21
Diluted earnings per share	$1.86		$2.86		$4.77		$7.90

Weighted-average shares:
Basic	12,951		15,691		13,088		16,008
Diluted	13,261		16,305		13,436		16,635
Percentages may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	26-Weeks Ended
	July 30, 2022	July 31, 2021
Cash Flows From Operating Activities:
Net income	$64,060	$131,462
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	21,444	16,459
Stock-based compensation	4,044	3,183
Impairment charges	131	402
Contingent earnout, net	—	(13,761)
Other non-cash adjustments	5,521	75
Changes in operating assets and liabilities:
Inventories, net	(144,999)	(14,751)
Receivables, net	(2,888)	(2,324)
Accounts payable	51,029	(8,260)
Income tax payable, net	(1,796)	8,956
Other assets and liabilities	(6,392)	(5,909)
Net cash (used in) provided by operating activities	(9,846)	115,532

Cash Flows From Investing Activities:
Capital expenditures	(30,495)	(20,835)
Other, net	758	79
Net cash used in investing activities	(29,737)	(20,756)

Cash Flows From Financing Activities:
Proceeds under credit facilities	450,294	—
Repayments under credit facilities	(361,746)	—
Stock repurchases	(29,409)	(120,477)
Cash used for contingent earnout	—	(1,239)
Cash dividends paid to stockholders	(6,500)	(3,846)
Payments of finance lease obligations	(510)	(482)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	907	1,997
Other, net	(2,069)	(3,178)
Net cash provided by (used in) financing activities	50,967	(127,225)

Net increase (decrease) in cash and cash equivalents	11,384	(32,449)
Cash and cash equivalents, beginning of period	17,054	209,290
Cash and cash equivalents, end of period	$28,438	$176,841
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

13-Weeks Ended July 30, 2022
	Common Stock				Treasury Stock
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Stockholders' Investment
Balance - April 30, 2022	39,780	$398	$205,720	$1,058,383	26,855	$(958,395)	$306,106
Net income	—	—	—	24,713	—	—	24,713
Issuance of shares through the Company's equity plans	50	—	369	—	—	—	369
Purchase of shares under the stock repurchase program	—	—	—	—	145	(7,009)	(7,009)
Cash dividends declared, $0.25 per common share	—	—	—	(3,226)	—	—	(3,226)
Stock-based compensation	—	—	1,589	—	—	—	1,589
Balance - July 30, 2022	39,830	$398	$207,678	$1,079,872	27,000	$(965,405)	$322,543

13-Weeks Ended July 31, 2021
	Common Stock				Treasury Stock
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Stockholders' Investment
Balance - May 1, 2021	39,559	$395	$198,356	$943,718	23,484	$(703,003)	$439,466
Net income	—	—	—	46,696	—	—	46,696
Issuance of shares through the Company's equity plans	19	1	225	—	—	—	226
Purchase of shares under the stock repurchase program	—	—	—	—	985	(83,164)	(83,164)
Settlement of net share equity awards	—	—	—	—	4	(331)	(331)
Cash dividends declared, $0.25 per common share	—	—	—	(3,846)	—	—	(3,846)
Stock-based compensation	—	—	1,131	—	—	—	1,131
Balance - July 31, 2021	39,578	$396	$199,713	$986,568	24,473	$(786,498)	$400,179
Columns may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

26-Weeks Ended July 30, 2022
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - January 29, 2022	39,611	$396	$202,729	$1,022,317	26,318	$(933,927)	$291,515
Net income	—	—	—	64,060	—	—	64,060
Issuance of shares through the Company's equity plans	219	2	905	—	—	—	907
Purchase of shares under the stock repurchase program	—	—	—	—	636	(29,409)	(29,409)
Settlement of net share equity awards	—	—	—	—	46	(2,069)	(2,069)
Cash dividends declared, $0.25 per common share	—	—	—	(6,505)	—	—	(6,505)
Stock-based compensation	—	—	4,044	—	—	—	4,044
Balance - July 30, 2022	39,830	$398	$207,678	$1,079,872	27,000	$(965,405)	$322,543

26-Weeks Ended July 31, 2021
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - January 30, 2021	39,380	$394	$194,534	$858,951	22,901	$(662,843)	$391,036
Net income	—	—	—	131,462	—	—	131,462
Issuance of shares through the Company's equity plans	198	2	1,995	—	—	—	1,997
Purchase of shares under the stock repurchase program	—	—	—	—	1,527	(120,477)	(120,477)
Settlement of net share equity awards	—	—	—	—	45	(3,178)	(3,178)
Cash dividends declared, $0.25 per common share	—	—	—	(3,846)	—	—	(3,846)
Stock-based compensation	—	—	3,183	—	—	—	3,183
Balance - July 31, 2021	39,578	$396	$199,713	$986,568	24,473	$(786,498)	$400,179
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

Property and equipment consist of the following (in thousands):

	July 30, 2022	January 29, 2022	July 31, 2021
Land	$7,277	$7,277	$7,277
Buildings	22,271	22,247	21,718
Equipment	126,118	119,505	109,647
Furniture and fixtures	65,130	59,137	43,126
Leasehold improvements	154,712	137,279	117,845
Construction in progress	5,297	4,086	6,602
Total property and equipment	380,805	349,531	306,215
Less: accumulated depreciation and amortization	221,197	203,564	191,082
Total property and equipment, net	$159,608	$145,967	$115,133

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

Gift Cards and Customer Orders: The net deferred revenue liability for gift cards and customer orders at July 30, 2022, January 29, 2022, and July 31, 2021 was $11.0 million, $9.6 million, and $10.4 million, respectively, recognized in accounts payable on our unaudited condensed consolidated balance sheets. We recognize revenue when a gift card is redeemed by the customer and recognize gift card breakage income in net sales in proportion to the redemption pattern of rights exercised by the customer. For all periods presented, gift card breakage was immaterial.

Index
During the 13-weeks and 26-weeks ended July 30, 2022 and July 31, 2021, gift card deferred revenue realized from prior periods was immaterial.

Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheets and was $3.7 million, $3.7 million, and $3.6 million at July 30, 2022, January 29, 2022, and July 31, 2021, respectively.

Revenues disaggregated by major product categories are as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Footwear	$260,924	$270,142	$524,577	$592,723
Apparel	94,099	110,424	205,280	241,531
Equipment	37,782	38,691	87,000	91,863
Total	$392,805	$419,257	$816,857	$926,117

Indefinite-Lived Intangible Assets

The City Gear tradename is an indefinite-lived asset which is not amortized, but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that it is more likely than not that an asset is impaired. In valuing the tradename intangible, we use the Relief from Royalty method which requires assumptions related to future revenues, royalty rate and discount rate. No impairment related to the tradename intangible was recognized during the 13-weeks or 26-weeks ended July 30, 2022 and July 31, 2021.

2.    Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board of U.S. GAAP for applicability to our operations. As of July 30, 2022, there were no new pronouncements or interpretations that had or were expected to have a significant impact on our financial reporting.

3.    Leases

ROU lease assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to test ROU assets (or asset groups that contain one or more ROU assets for impairment), whether ROU assets are impaired, and if so, the amount of the impairment loss to recognize. Asset group impairment charges in the 13-weeks and 26-weeks ended July 30, 2022 and July 31, 2021, were immaterial.

Lease costs are as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating lease cost	$19,062	$15,679	$37,321	$30,561
Finance lease cost:
Amortization of assets	245	235	481	414
Interest on lease liabilities	29	38	57	79
Variable lease cost	4,306	5,056	8,765	10,921
	$23,642	$21,008	$46,624	$41,975

Finance ROU assets on the unaudited condensed consolidated balance sheets at July 30, 2022, January 29, 2022, and July 31, 2021 are shown net of accumulated amortization of $2.8 million, $2.5 million, and $2.1 million, respectively.

Index
The following table provides ROU assets obtained in exchange for lease obligations (in thousands):

	26-Weeks Ended
	July 30, 2022	July 31, 2021
ROU assets obtained in exchange for lease obligations, net:
Operating leases	$50,939	$36,509
Finance leases	$395	$68

As of July 30, 2022, we have entered into approximately $10.9 million of operating lease obligations related to future store locations that have not yet commenced.

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

The following table segregates all financial assets and financial liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	July 30, 2022			January 29, 2022			July 31, 2021
	Level			Level			Level
	I	II	III	I	II	III	I	II	III
Short-term investments	$34	$—	$—	$129	$—	$—	$129	$—	$—
Long-term investments	1,848	—	—	2,352	—	—	2,264	—	—
Total investments	$1,882	$—	$—	$2,481	$—	$—	$2,393	$—	$—

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
On April 7, 2022, we executed a First Note Modification Agreement (the "Modification Agreement") between the Company and its subsidiaries and Regions Bank. The Modification Agreement increases the line of credit specified in the 2021 Credit

Index
Facility to $125.0 million. The expiration date of July 9, 2026 remained unchanged. The financial covenants included in the 2021 Credit Facility also remained unchanged.
As of July 30, 2022, we were in compliance with these covenants.
In addition, on April 7, 2022, the Company executed a First Amendment to the 2021 Credit Facility (the “First
Amendment”) and to the Modification Agreement, between the Company and its subsidiaries and Regions Bank. The First Amendment replaces LIBOR as the benchmark rate with the Bloomberg Short-Term Bank Yield (“BSBY”) Index Rate. Pursuant to the First Amendment, the 2021 Credit Facility carries an interest rate of BSBY plus 1.0% to 1.8% depending on specified leverage levels.

Activity against our credit facilities during the periods indicated are as follows (dollars in millions):

	July 30, 2022		January 29, 2022	July 31, 2021
	13-Weeks Ended	26-Weeks Ended	52-Weeks Ended	13-Weeks Ended	26-Weeks Ended
Number of days borrowings incurred	91	145	21	None	None
Average borrowing	$59.6	$33.7	$2.0	$—	$—
Maximum borrowing	$110.0	$110.0	$18.7	$—	$—
Average interest rate	2.11%	1.89%	1.35%	—%	—%
At July 30, 2022, we had net borrowings of $88.5 million and a total of $36.5 million available to us under the Credit Facility.

6.    Stock-Based Compensation

The stock-based compensation costs that have been charged against income were as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Stock-based compensation expense by type:
Stock options	$—	$—	$155	$174
Restricted stock units	1,488	1,092	3,613	2,880
Employee stock purchases	77	24	235	108
Director deferred compensation	24	15	41	21
Total stock-based compensation expense	1,589	1,131	4,044	3,183
Income tax benefit recognized	369	279	926	758
Stock-based compensation expense, net of income tax	$1,220	$852	$3,118	$2,425

Expense for restricted stock units is shown net of forfeitures which were immaterial for the 13-weeks and 26-weeks ended July 30, 2022 and July 31, 2021.
We granted the following equity awards:

	13-Weeks Ended		26-Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Stock options	—	—	7,212	4,384
Restricted stock unit awards	1,673	790	109,521	62,031
Performance-based restricted stock unit awards	—	—	49,978	22,492
Deferred stock units	532	174	937	258

Index
At July 30, 2022, the total compensation cost not yet recognized related to unvested restricted stock unit awards was $11.1 million and the weighted-average period over which such awards are expected to be recognized was 2.2 years. There were no unrecognized compensation costs related to unvested stock options at July 30, 2022.

The weighted-average grant date fair value of stock options granted during the 26-weeks ended July 30, 2022 and July 31, 2021 was $21.46 and $39.73 per share, respectively.
Under the Hibbett, Inc. Amended and Restated Non-Employee Director Equity Plan, no shares of our common stock were awarded during the 13-weeks ended July 30, 2022 and 6,388 shares of our common stock were awarded during the 26-weeks ended July 30, 2022. No shares of our common stock were awarded during the 13-weeks or 26-weeks ended July 31, 2021.
The number of shares purchased, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	13-Weeks Ended		26-Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Shares purchased	7,352	2,063	21,625	9,508
Average price per share	$36.07	$58.56	$52.62	$43.44
Weighted-average fair value at grant date	$10.65	$11.39	$15.52	$11.44

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

	13-Weeks Ended		26-Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Weighted-average shares used in basic computations	12,951	15,691	13,088	16,008
Dilutive equity awards	310	614	348	627
Weighted-average shares used in diluted computations	13,261	16,305	13,436	16,635
For the 13-weeks ended July 30, 2022, we excluded 66,026 options from the computations of diluted weighted-average common shares or common stock equivalents outstanding because of their anti-dilutive effect. For the 13-weeks ended July 31, 2021, no options were excluded from the computation of diluted weighted-average common shares or common share equivalents.

For the 13-weeks ended July 30, 2022, we also excluded 94,962 and 55,084 unvested stock awards granted to certain employees from the computations of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by July 30, 2022 and July 31, 2021, respectively. Assuming the performance-criteria had been achieved as of July 30, 2022 and July 31, 2021, the incremental impact would have been 5,003 shares and 17,216 shares, respectively.

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

Index
The number of shares repurchased under the Repurchase Program and acquired from holders of restricted stock unit awards to satisfy tax withholding requirements were as follows (dollars in thousands):

	13-Weeks Ended		26-Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Common stock repurchased under the Repurchase Program	145,178	985,263	636,396	1,526,546
Aggregate cost of repurchases under the Repurchase Program	$7,009	$83,163	$29,409	$120,477
Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements	—	4,125	45,993	45,245
Tax withholding requirement from holders of restricted stock unit awards	$—	$331	$2,069	$3,177

As of July 30, 2022, we had approximately $339.1 million remaining under the Repurchase Program for stock repurchases.
9.    Dividends

In June 2021, the Board instituted a recurring quarterly cash dividend with the first cash dividend made on July 20, 2021. During the 13-weeks ended July 30, 2022, we paid cash dividends of $3.2 million under one declaration of $0.25 per share of common stock outstanding as of the record date. During the 26-weeks ended July 30, 2022, we paid cash dividends of $6.5 million under two declarations for a total of $0.50 per share of common stock outstanding as of the record dates.

During the 13-weeks ended and 26-weeks ended July 31, 2021, we paid the Company's first cash dividend of $3.8 million under one declaration of $0.25 per share of common stock outstanding as of the record date.

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

Subsequent to July 30, 2022, on August 24, 2022, the Board declared a cash dividend of $0.25 per common share, payable on September 20, 2022, to stockholders of record at the close of business on September 8, 2022. The estimated payment is expected to be $3.2 million.

10.    Commitments and Contingencies
Legal Proceedings and Contingencies.

From time to time, the Company is a party to various legal matters in the ordinary course of its business, including actions by employees, consumers, suppliers, government agencies or others. The Company has recorded accruals with respect to these matters, where appropriate, which are reflected in the Company's unaudited condensed consolidated financial statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made.

The Company believes that its pending legal matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company's consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Adverse decisions and settlements, including any required changes to the Company's business, or other developments in such matters could affect our operating results in future periods or result in a liability or other amounts material to the Company's annual consolidated financial statements. No material amounts were accrued at July 30, 2022, January 29, 2022, or July 31, 2021 pertaining to legal proceedings or other contingencies.

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

Index
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
At July 30, 2022, January 29, 2022, and July 31, 2021, the liability associated with unrecognized tax benefits was immaterial. We file income tax returns in U.S. federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2019 or by most state taxing jurisdictions for years prior to Fiscal 2018.

12.    Related-Party Transactions
The Company leases one store under a lease arrangement with Preferred Growth Properties, LLC, a wholly owned subsidiary of Books-A-Million, Inc. ("BAMM"). One of our Directors is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 28, 2027. Minimum lease payments remaining under the lease at July 30, 2022 and July 31, 2021 were immaterial.
T.I.G. Construction ("TIG")

TIG performs certain new store and store remodel construction for the Company and is owned by a close relative of the Company's President and CEO. For the 13-weeks ended July 30, 2022 and July 31, 2021, payments to TIG for its services were $2.3 million and $1.5 million, respectively. For the 26-weeks ended July 30, 2022 and July 31, 2021, payments to TIG for its services were $5.2 million and $2.9 million, respectively. The amount outstanding to TIG, included in accounts payable on our unaudited condensed consolidated balance sheets at July 30, 2022, January 29, 2022, and July 31, 2021, was immaterial.

Retail Security Gates, LLC ("RSG")

During the second quarter of Fiscal 2022, a close relative of the Company's President and CEO purchased a 50% interest in an existing Company vendor, which was reorganized as RSG. We utilize RSG for specially manufactured store front security gates. For the 13-weeks ended July 30, 2022 and July 31, 2021, payments to RSG were $0.3 million and $0.1 million, respectively. For the 26-weeks ended July 30, 2022 and July 31, 2021, payments to RSG were $0.5 million and $0.1 million, respectively. The amount outstanding to RSG, included in accounts payable on our unaudited condensed consolidated balance sheets at July 30, 2022, January 29, 2022 and July 31, 2021, was immaterial.

Our President and CEO also had a membership interest in a contingent earnout (the "Earnout") related to the acquisition of City Gear based on City Gear's achievement of an EBITDA threshold for the 52-weeks ended January 30, 2021. The Earnout was in addition to the aggregate consideration payable to the sellers of City Gear, LLC in November 2018. Pursuant to the Membership Interest and Warrant Purchase Agreement dated October 29, 2018, and based on Fiscal 2021 financial results, the former members and warrant holders of City Gear were entitled to and were paid the Earnout payment of $15.0 million in April 2021. The share of the Earnout payment made to our President and CEO was approximately 22.8% or approximately $3.4 million.
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

Index
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
•the future reliability of, and cost associated with, disruptions in the global supply chain, including increased freight and transportation costs, and the potential impacts on our domestic and international sources of product, including the actual and potential effect of tariffs on international goods imposed by the United States and other potential impediments to imports;
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

Index
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

Investor Access to Company Filings

The Company periodically provides certain information for investors on its corporate website www.hibbett.com, and its investor relations website www.investors.hibbett.com. This includes press releases and other information about financial performance, information on environmental, social and corporate governance matters, and details related to the Company's annual meeting of stockholders. The information contained on the websites referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company's references to website URLs are intended to be inactive textual references only.

General Overview

Hibbett, headquartered in Birmingham, Alabama, is a leading athletic-inspired fashion retailer, primarily located in underserved communities. Founded in 1945, Hibbett has a rich history of convenient locations, personalized customer service and access to coveted footwear and apparel from top brands like Nike, Jordan, and adidas.

As of July 30, 2022, we operated a total of 1,117 retail stores under the Hibbett, City Gear and Sports Additions banners in 36 states, opening our first store in Nevada during the quarter ended July 30, 2022:

		Location
Brand	Average Square Footage	Strip Center(1)	Mall	Total
Hibbett	5,800	738	180	918
City Gear	5,200	146	37	183
Sports Additions(2)	2,900	3	13	16
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

Comparable Store Sales - Stores deemed as comparable stores include our Hibbett, City Gear and Sports Additions stores open throughout the reporting period and the corresponding fiscal period referenced, and e-commerce sales. We consider comparable store sales to be a key indicator of our current performance; measuring the growth in sales and sales productivity of existing stores. Management believes that positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to deleveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow.

If a store remodel, relocation or expansion results in the store being closed for a significant period, its sales are removed from the comparable store sales base until it has been open a full 12 months. In addition, rebranded stores are treated as new stores and are not presented in comparable store sales until they have been open a full 12 months under the new brand.

Index
In addition to e-commerce sales, we included the following number of stores in comparable store sales:

	July 30, 2022	July 31, 2021
13-weeks ended	1,065	1,045
26-weeks ended	1,059	1,040

Executive Summary

Sales performance for the current quarter and year-to-date periods is being compared to both Fiscal 2022 (13-weeks and 26-weeks ended July 31, 2021) and Fiscal 2020 (13-weeks and 26-weeks ended August 3, 2019). We believe that stimulus funds in the first half of Fiscal 2022 provided a significant boost to sales. In addition, the onset of the COVID-19 pandemic had a substantial negative impact on the first quarter of Fiscal 2021 and was followed by stimulus payments in the second quarter of Fiscal 2021 that drove a sharp increase in sales. Due to the unusual impact of these events on both Fiscal 2022 and Fiscal 2021 sales results, we believe sales performance in relation to Fiscal 2020 provides the most relevant comparison prior to the effects of the pandemic.

Net sales for the 13-weeks ended July 30, 2022, decreased 6.3% to $392.8 million compared with $419.3 million for the 13-weeks ended July 31, 2021. Comparable store sales decreased 9.2% versus the prior year but increased 54.4% compared to the 13-weeks ended August 3, 2019. Brick and mortar comparable store sales declined 11.9% while e-commerce sales increased 8.3% on a year-over-year basis. In relation to the 13-weeks ended August 3, 2019, brick and mortar comparable sales increased 42.0% and e-commerce sales grew 174.4%. E-commerce represented 15.2% of total net sales for the 13-weeks ended July 30, 2022, compared to 13.1% in the prior year 13-weeks ended July 31, 2021, and 8.6% of total net sales for the 13-weeks ended August 3, 2019.

Net sales for the 26-weeks ended July 30, 2022, decreased 11.8% to $816.9 million compared with $926.1 million for the 26-weeks ended July 31, 2021. Comparable store sales decreased 14.5% versus the 26-weeks ended July 31, 2021, but increased by 36.2% compared to the 26-weeks ended August 3, 2019. Brick and mortar comparable store sales declined 17.4% and e-commerce sales increased 6.2% compared to the 26-weeks ended July 31, 2021. In relation to the 26-weeks ended August 3, 2019, brick and mortar sales increased 25.6% and e-commerce sales grew 141.7% over the three-year period. E-commerce represented 14.9% of total net sales for the 26-weeks ended July 30, 2022, compared to 12.4% in the 26-weeks ended July 31, 2021, and 8.4% of total net sales for the 26-weeks ended August 3, 2019.

Store operating, selling, and administrative ("SG&A") expenses were 23.3% of net sales for the 13-weeks ended July 30, 2022, compared with 22.3% of net sales for the 13-weeks ended July 31, 2021. The increase is primarily the result of deleverage resulting from year-over-year sales decline. SG&A expenses were 22.9% of net sales for the 26-weeks ended July 30, 2022, compared with 20.0% of net sales for the 26-weeks ended July 31, 2021. This deleverage was also primarily the result of the year-over-year sales decline.

During the 13-weeks ended July 30, 2022, we opened 13 new stores and closed one underperforming store. This brings the store base to 1,117 in 36 states as of July 30, 2022, including the opening of our first store in Nevada. We closed the 13-weeks ended July 30, 2022, with $28.4 million of available cash and cash equivalents and $36.5 million available under our Credit Facility. Net inventory was $366.2 million at July 30, 2022, a 68.9% increase compared to July 31, 2021.

The improved inventory position, in addition to investments that elevate the customer experience and our ability to stay connected with and relevant to our underserved customers and communities, continues to strengthen and broaden our relationships with key vendor partners.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Item 1, Note 1 - Basis of Presentation and Critical Accounting Policies.
The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical and significant accounting policies and estimates are described more fully in our 2022 Annual Report. There have been no changes in our accounting policies in the current period ended July 30, 2022, that had a material impact on our unaudited condensed consolidated financial statements.

Index

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended July 30, 2022, for information regarding recent accounting pronouncements.

Results of Operations
Summarized Unaudited Information

	13-Weeks Ended		26-Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Statements of Operations
Net sales (decrease) increase	(6.3%)	(5.1%)	(11.8)%	30.2%
Comparable store sales (decrease) increase	(9.2%)	(6.4%)	(14.5)%	30.3%

Balance Sheets
Ending cash and cash equivalents (in thousands)	$28,438	$176,841
Average inventory per store	$327,859	$200,731

Store Information
Beginning of period	1,105	1,071	1,096	1,067
New stores opened	13	11	22	17
Rebranded stores	—	—	1	—
Stores closed	(1)	(2)	(2)	(4)
End of period	1,117	1,080	1,117	1,080

Estimated square footage at end of period (in thousands)	6,335	6,089

Share Repurchase Information
Shares purchased under our Repurchase Program	145,178	985,263	636,396	1,526,546
Cost (in thousands)	$7,009	$83,163	$29,409	$120,477
Settlement of net share equity awards	—	4,125	45,993	45,245
Cost (in thousands)	$—	$331	$2,069	$3,177

13-Weeks Ended July 30, 2022 Compared to 13-Weeks Ended July 31, 2021

Net Sales

Net sales for the 13-weeks ended July 30, 2022, decreased 6.3% to $392.8 million compared with $419.3 million for the 13-weeks ended July 31, 2021. Comparable store sales decreased 9.2% versus the prior year but increased 54.4% compared to the 13-weeks ended August 3, 2019 ("Fiscal 2020"), the most relevant comparable period prior to the COVID-19 pandemic. Brick and mortar comparable store sales declined 11.9% while e-commerce sales increased 8.3% on a year-over-year basis. In relation to the 13-weeks ended August 3, 2019, brick and mortar comparable sales increased 42.0% and e-commerce sales grew 174.4%. E-commerce represented 15.2% of total net sales for the 13-weeks ended July 30, 2022, compared to 13.1% in the prior year 13-weeks ended July 31, 2021, and 8.6% of total net sales for the 13-weeks ended August 3, 2019.

Gross Margin

Gross margin was 34.4% of net sales for the 13-weeks ended July 30, 2022, compared with 39.0% of net sales for the 13-weeks ended July 31, 2021. The approximate 460 basis point decline was primarily driven by lower average product margin of approximately 225 basis points, increased freight and transportation cost of approximately 125 basis points and deleverage of store occupancy of approximately 110 basis points. The decline in product margin was due to cost increases, a higher mix of e-commerce sales which carry a lower margin than brick and mortar sales, general shifts in product mix and delays in launch

Index
events. The deleverage of store occupancy costs was mainly due to the year-over-year decline in total sales coupled with higher utility and store security costs.

SG&A Expenses

SG&A expenses were 23.3% of net sales for the 13-weeks ended July 30, 2022, compared with 22.3% of net sales for the 13-weeks ended July 31, 2021. The approximate 100 basis point increase is primarily the result of deleverage from the year-over-year sales decline in categories such as wages, employee benefits, repairs and maintenance, and supplies necessary to support a larger store base and increased e-commerce volume.
Depreciation and Amortization
Depreciation and amortization of $10.9 million increased by approximately 80 basis points as a percentage of net sales for the 13-weeks ended July 30, 2022, compared to the 13-weeks ended July 31, 2021. The increase in expense was mainly due to increased capital investment on organic growth opportunities and infrastructure projects.

Provision for Income Taxes

The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 23.8% for the 13-weeks ended July 30, 2022, and was 24.0% for the 13-weeks ended July 31, 2021. The quarterly effective tax rate fluctuates based on full-year taxable income projections, the impact of discrete items, and the relative level of pre-tax income or loss in each quarter.

Net Income

Net income for the 13-weeks ended July 30, 2022, was $24.7 million, or $1.86 per diluted share compared with net income of $46.7 million, or $2.86 per diluted share for the 13-weeks ended July 31, 2021.

26-Weeks Ended July 30, 2022 Compared to 26-Weeks Ended July 31, 2021
Net Sales
Net sales for the 26-weeks ended July 30, 2022, decreased 11.8% to $816.9 million compared with $926.1 million for the 26-weeks ended July 31, 2021. Comparable store sales decreased 14.5% versus the 26-weeks ended July 31, 2021, but increased by 36.2% compared to the 26-weeks ended August 3, 2019. Brick and mortar comparable store sales declined 17.4% and e-commerce sales increased 6.2% compared to the 26-weeks ended July 31, 2021. In relation to the 26-weeks ended August 3, 2019, brick and mortar sales increased 25.6% and e-commerce sales grew 141.7% over the three-year period. E-commerce represented 14.9% of total net sales for the 26-weeks ended July 30, 2022, compared to 12.4% in the 26-weeks ended July 31, 2021, and 8.4% of total net sales for the 26-weeks ended August 3, 2019.

Gross Margin

Gross margin was $292.0 million, or 35.7% of net sales for the 26-weeks ended July 30, 2022, compared with $373.3 million, or 40.3% of net sales for the 26-weeks ended July 31, 2021. The approximate 460 basis point decline was due to lower average product margin of approximately 190 basis points, store occupancy deleverage of approximately 140 basis points, and higher freight cost of approximately 130 basis points. The decline in product margin was due to a higher mix of e-commerce sales which carry a lower margin than brick and mortar sales, general shifts in product mix and delays in launch events. The deleverage of store occupancy costs was mainly due to the year-over-year decline in total sales coupled with higher rent, utility and store security costs.

SG&A Expenses

SG&A expenses were 22.9% of net sales for the 26-weeks ended July 30, 2022, compared with 20.0% of net sales for the 26-weeks ended July 31, 2021. The approximate 290 basis point increase is primarily the result of deleverage from the year-over-year sales decline in categories such as wages, professional fees, advertising and supplies necessary to support a larger store base and increased e-commerce volume.

Index
Depreciation and Amortization
Depreciation and amortization of $21.4 million increased approximately 85 basis points as a percentage of net sales for the 26-weeks ended July 30, 2022, compared to the 26-weeks ended July 31, 2021. The increase in expense was mainly due to increased capital investment on organic growth opportunities and infrastructure projects.

Provision for Income Taxes

The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 22.9% for the 26-weeks ended July 30, 2022 and was 23.4% of pre-tax income for the 26-weeks ended July 31, 2021. The annualized effective tax rate fluctuates based on full-year taxable income projections, the impact of discrete items, and the relative level of pre-tax income or loss in each quarter.

Liquidity and Capital Resources

COVID-19 and Other Macroeconomic Factors

We continue to monitor the impacts of the COVID-19 pandemic, the inflationary economic environment, supply chain disruptions, labor shortages and geopolitical conflicts on our business. The positive sales impact of pandemic-related stimulus payments and incremental unemployment benefits over the last two fiscal years began moderating in the fourth quarter of Fiscal 2022 and continued into Fiscal 2023. We have also experienced significant input cost inflation for commodities, freight and transportation, and to a lesser extent, for labor in the current year. We continue to monitor these headwinds.

We ended the second quarter of Fiscal 2022 with $28.4 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet. As of July 30, 2022, we had $88.5 million of debt outstanding and $36.5 million available to us under the Credit Facility, discussed in Note 5, Debt, to the unaudited condensed consolidated financial statements.

Inventory at July 30, 2022 was $366.2 million, a 68.9% increase compared to July 31, 2021, and a 65.5% increase from the beginning of the fiscal year. Supply chain disruptions that impacted inventory availability in the prior year have moderated. In addition, higher order quantities resulting from our increased sales volume, a more consistent flow of goods and strong relationships with our vendor partners have allowed us to build inventory to a level that better supports anticipated customer demand.
Analysis of Cash Flows

Our capital requirements relate primarily to funding capital expenditures, stock repurchases, dividends, the maintenance of facilities and systems to support company growth and working capital requirements. Our working capital requirements are somewhat seasonal in nature and typically reach their peak near the end of the third and the beginning of the fourth quarters of our fiscal year. Historically, we have funded our cash requirements primarily through our cash flow from operations and from borrowings under our credit facilities.

We believe that our existing cash balances, expected cash flow from operations, funds available under the Credit Facility, operating and finance leases and normal trade credit will be sufficient to fund our operations and capital expenditures. We are not aware of any trends or events that would materially affect our capital requirements or liquidity.

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	26-Weeks Ended
	July 30, 2022	July 31, 2021
Net cash (used in) provided by operating activities	$(9,846)	$115,532
Net cash used in investing activities	(29,737)	(20,756)
Net cash provided by (used in) financing activities	50,967	(127,225)
Net increase (decrease) in cash and cash equivalents	$11,384	$(32,449)

Index
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

Net cash used in operating activities was $9.8 million for the 26-weeks ended July 30, 2022, compared with net cash provided by operating activities of $115.5 million for the 26-weeks ended July 31, 2021. Operating activities consist primarily of net income adjusted for certain non-cash items and changes in operating assets and liabilities as noted in the bullets below.

•Non-cash depreciation and amortization expense increased due to capital expenditure investments in new stores, existing store remodels and refreshes, technology enhancements and corporate infrastructure.
•The contingent earnout in the prior year represented $15.0 million paid during the 26-weeks ended July 31, 2021, to the former members and warrant holders of City Gear for achievement of previously defined financial goals in the second-year post acquisition. Of this amount, $13.8 million was reflected as operating activities and $1.2 million was reflected as financing activities, which represented the fair value of the long-term portion of the contingent earnout booked through the purchase price allocation.
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

Investing Activities

Net cash used in investing activities in the 26-weeks ended July 30, 2022, totaled $29.7 million compared with net cash used in investing activities of $20.8 million in the 26-weeks ended July 31, 2021. Capital expenditures used $30.5 million of cash in the 26-weeks ended July 30, 2022, versus $20.8 million of cash in the 26-weeks ended July 31, 2021. Capital expenditures are primarily related to opening new stores, remodeling, expanding or relocating existing stores, and continued investment in technology initiatives and corporate infrastructure.
We opened 22 new stores and rebranded one existing store during the 26-weeks ended July 30, 2022, as compared to opening 17 new stores during the 26-weeks ended July 31, 2021.
We anticipate that our capital expenditures for the fiscal year ending January 28, 2023, will be approximately $60.0 million to $70.0 million and primarily related to:
•store development, including the opening of new stores and the remodeling, relocation or expansion of selected existing stores;
•additional technology and infrastructure investments; and
•other departmental needs for ongoing maintenance and support.
Financing Activities

Net cash provided by financing activities was $51.0 million in the 26-weeks ended July 30, 2022, compared to net cash used in financing activities of $127.2 million in the prior year period.

In the current year, we have repurchased $29.4 million of our common stock under our Repurchase Program. This compares to $120.5 million used to repurchase our common stock under our Repurchase Program in the same period of the prior year. See Note 8, Stock Repurchase Program, to the unaudited condensed consolidated financial statements for additional information.

During the 26-weeks ended July 30, 2022, we had net borrowings of $88.5 million against our Credit Facility and $36.5 million available under the Credit Facility at July 30, 2022. We did not have any borrowings under our facilities during the 26-weeks ended July 31, 2021. See Note 5, Debt, to the unaudited condensed consolidated financial statements for additional information.

During the 26-weeks ended July 30, 2022, we paid $6.5 million of dividends to our stockholders compared to $3.8 million during the 26-weeks ended July 31, 2021. On August 24, 2022, the Board declared a cash dividend of $0.25 per common share, payable on September 20, 2022, to stockholders of record at the close of business on September 8, 2022. The estimated

Index
payment is expected to be $3.2 million. See Note 9, Dividends, to the unaudited condensed consolidated financial statements for additional information.

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

Although our operations are influenced by general economic conditions, we do not believe that, historically, inflation has had a long-term material impact on our results of operations. We are generally able to pass along a significant portion of inflationary cost increases to our customers.

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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of July 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We have not identified any changes in our internal control over financial reporting that occurred during the period ended July 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the 13-weeks ended July 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands)
May 1, 2022 to May 28, 2022	4,525	$40.82	4,525	$345,936
May 29, 2022 to July 2, 2022	140,653	$48.52	140,653	$339,111
July 3, 2022 to July 30, 2022	—	$—	—	$339,111
Total	145,178	$48.28	145,178	$339,111
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

3.3		Certificate of Amendment to the Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant's Form Current Report on Form 8-K with the Securities and Exchange Commission on May 27, 2022.

Form of Stock Certificate
4.1		Form of Common Stock Certificate; incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2021

Material Agreements
None.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, has been formatted in Inline XBRL.
	*	Filed Within
	**	Furnished Herewith

Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT, INC.

Date:	September 6, 2022	By:
Robert Volke
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)