Form 10-Q/A
period 2022-07-30
HIBBETT INC
filed 2022-12-01
CIK 1017480

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
Shares of common stock, par value $0.01 per share, outstanding as of November 30, 2022, were 12,727,625 shares.

Explanatory Note

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended July 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on September 6, 2022 (the “Original Report”), is to include the conformed signature of our principal financial and accounting officer on the signature page, which was unintentionally omitted from the Original Report.

This Amendment No. 1 does not modify or update in any way disclosures made in the Original Report. As required by applicable SEC regulations, Exhibits 31.1, 31.2, 32.1 and 32.2 are being re-filed with this amendment.

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

HIBBETT, INC.

Date:	December 1, 2022	By:	/s/ Robert Volke
Robert Volke
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)