Form 10-Q
period 2022-10-29
HIBBETT INC
filed 2022-12-06
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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
Shares of common stock, par value $0.01 per share, outstanding as of December 1, 2022, were 12,727,625 shares.

HIBBETT, INC.

Index
PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	October 29, 2022	January 29, 2022	October 30, 2021
Current assets:
Cash and cash equivalents	$25,114	$17,054	$29,749
Receivables, net	15,170	13,607	13,349
Inventories, net	404,819	221,219	258,839
Other current assets	29,577	25,134	22,401
Total current assets	474,680	277,014	324,338

Property and equipment, net	165,196	145,967	127,715
Operating right-of-use assets	266,402	243,751	232,847
Finance right-of-use assets, net	2,027	2,186	2,137
Tradename intangible asset	23,500	23,500	23,500
Deferred income taxes, net	2,484	7,187	11,188
Other assets, net	3,081	3,612	3,517
Total assets	$937,370	$703,217	$725,242

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$209,194	$85,647	$116,234
Operating lease obligations	71,649	68,521	61,643
Credit facility	51,657	—	—
Finance lease obligations	1,057	975	861
Accrued payroll expenses	11,550	26,320	18,805
Other accrued expenses	16,820	13,401	15,009
Total current liabilities	361,927	194,864	212,552
Operating lease obligations	233,504	212,349	202,568
Finance lease obligations	1,143	1,427	1,505
Unrecognized tax benefits	357	546	631
Other liabilities	2,605	2,516	2,501
Total liabilities	599,536	411,702	419,757

Stockholders' investment:
Common stock, 39,847,656, 39,611,163 and 39,587,012 shares issued, respectively	398	396	396
Paid-in capital	209,659	202,729	201,370
Retained earnings	1,102,243	1,022,317	1,008,066
Treasury stock, at cost; 27,161,181, 26,317,947 and 25,900,206 shares repurchased, respectively	(974,466)	(933,927)	(904,347)
Total stockholders' investment	337,834	291,515	305,485
Total liabilities and stockholders' investment	$937,370	$703,217	$725,242
See notes to unaudited condensed consolidated financial statements.

Index

HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13-Weeks Ended				39-Weeks Ended
	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
		% to Sales		% to Sales		% to Sales		% to Sales
Net sales	$433,164		$381,719		$1,250,021		$1,307,837
Cost of goods sold	284,434	65.7%	243,023	63.7%	809,306	64.7%	796,028	60.9%
Gross margin	148,730	34.3%	138,696	36.3%	440,715	35.3%	511,809	39.1%
Store operating, selling and administrative expenses	103,510	23.9%	96,324	25.2%	290,520	23.2%	281,328	21.5%
Depreciation and amortization	11,019	2.5%	8,959	2.3%	32,463	2.6%	25,418	1.9%
Operating income	34,201	7.9%	33,413	8.8%	117,732	9.4%	205,063	15.7%
Interest expense, net	467	0.1%	64	—%	900	0.1%	191	—%
Income before provision for income taxes	33,734	7.8%	33,349	8.7%	116,832	9.3%	204,872	15.7%
Provision for income taxes	8,161	1.9%	8,157	2.1%	27,199	2.2%	48,218	3.7%
Net income	$25,573	5.9%	$25,192	6.6%	$89,633	7.2%	$156,654	12.0%

Basic earnings per share	$1.99		$1.75		$6.89		$10.13
Diluted earnings per share	$1.94		$1.68		$6.71		$9.74

Weighted-average shares:
Basic	12,837		14,362		13,004		15,460
Diluted	13,202		14,975		13,358		16,082
Percentages may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	39-Weeks Ended
	October 29, 2022	October 30, 2021
Cash Flows From Operating Activities:
Net income	$89,633	$156,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,463	25,418
Stock-based compensation	5,407	4,373
Impairment charges	346	2,508
Contingent earnout, net	—	(13,761)
Other non-cash adjustments	4,682	2,141
Changes in operating assets and liabilities:
Inventories, net	(183,600)	(56,801)
Receivables, net	(1,510)	(1,527)
Accounts payable	119,760	6,270
Income tax payable, net	2,697	(1,259)
Other assets and liabilities	(17,478)	(12,028)
Net cash provided by operating activities	52,400	111,988

Cash Flows From Investing Activities:
Capital expenditures	(47,463)	(43,894)
Other, net	938	913
Net cash used in investing activities	(46,525)	(42,981)

Cash Flows From Financing Activities:
Proceeds under credit facilities	688,665	—
Repayments under credit facilities	(637,008)	—
Stock repurchases	(38,458)	(238,327)
Cash used for contingent earnout	—	(1,239)
Cash dividends paid to stockholders	(9,699)	(7,533)
Payments of finance lease obligations	(759)	(736)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	1,525	2,465
Other, net	(2,081)	(3,178)
Net cash provided by (used in) financing activities	2,185	(248,548)

Net increase (decrease) in cash and cash equivalents	8,060	(179,541)
Cash and cash equivalents, beginning of period	17,054	209,290
Cash and cash equivalents, end of period	$25,114	$29,749
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

13-Weeks Ended October 29, 2022
	Common Stock				Treasury Stock
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Stockholders' Investment
Balance - July 30, 2022	39,830	$398	$207,678	$1,079,872	27,000	$(965,405)	$322,543
Net income	—	—	—	25,573	—	—	25,573
Issuance of shares through the Company's equity plans	18	—	617	—	—	—	617
Purchase of shares under the stock repurchase program	—	—	—	—	161	(9,049)	(9,049)
Settlement of net share equity awards	—	—	—	—	—	(12)	(12)
Cash dividends declared, $0.25 per common share	—	—	—	(3,202)	—	—	(3,202)
Stock-based compensation	—	—	1,364	—	—	—	1,364
Balance - October 29, 2022	39,848	$398	$209,659	$1,102,243	27,161	$(974,466)	$337,834

13-Weeks Ended October 30, 2021
	Common Stock				Treasury Stock
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Stockholders' Investment
Balance - July 31, 2021	39,578	$396	$199,713	$986,568	24,473	$(786,498)	$400,179
Net income	—	—	—	25,192	—	—	25,192
Issuance of shares through the Company's equity plans	9	—	468	—	—	—	468
Purchase of shares under the stock repurchase program	—	—	—	—	1,427	(117,850)	(117,850)
Cash dividends declared, $0.25 per common share	—	—	—	(3,694)	—	—	(3,694)
Stock-based compensation	—	—	1,190	—	—	—	1,190
Balance - October 30, 2021	39,587	$396	$201,370	$1,008,066	25,900	$(904,347)	$305,485
Columns may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

39-Weeks Ended October 29, 2022
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - January 29, 2022	39,611	$396	$202,729	$1,022,317	26,318	$(933,927)	$291,515
Net income	—	—	—	89,633	—	—	89,633
Issuance of shares through the Company's equity plans	236	2	1,523	—	—	—	1,525
Purchase of shares under the stock repurchase program	—	—	—	—	797	(38,458)	(38,458)
Settlement of net share equity awards	—	—	—	—	46	(2,081)	(2,081)
Cash dividends declared, $0.75 per common share	—	—	—	(9,707)	—	—	(9,707)
Stock-based compensation	—	—	5,407	—	—	—	5,407
Balance - October 29, 2022	39,848	$398	$209,659	$1,102,243	27,161	$(974,466)	$337,834

39-Weeks Ended October 30, 2021
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - January 30, 2021	39,380	$394	$194,534	$858,951	22,901	$(662,843)	$391,036
Net income	—	—	—	156,654	—	—	156,654
Issuance of shares through the Company's equity plans	207	2	2,463	—	—	—	2,465
Purchase of shares under the stock repurchase program	—	—	—	—	2,954	(238,327)	(238,327)
Settlement of net share equity awards	—	—	—	—	45	(3,177)	(3,177)
Cash dividends declared, $0.50 per common share	—	—	—	(7,540)	—	—	(7,540)
Stock-based compensation	—	—	4,373	—	—	—	4,373
Balance - October 30, 2021	39,587	$396	$201,370	$1,008,066	25,900	$(904,347)	$305,485
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

Property and equipment consist of the following (in thousands):

	October 29, 2022	January 29, 2022	October 30, 2021
Land	$7,277	$7,277	$7,277
Buildings	22,395	22,247	22,132
Equipment	128,537	119,505	114,295
Furniture and fixtures	66,564	59,137	47,234
Leasehold improvements	162,747	137,279	127,501
Construction in progress	7,579	4,086	4,518
Total property and equipment	395,099	349,531	322,957
Less: accumulated depreciation and amortization	229,903	203,564	195,242
Total property and equipment, net	$165,196	$145,967	$127,715

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

Gift Cards and Customer Orders: The net deferred revenue liability for gift cards and customer orders at October 29, 2022, January 29, 2022, and October 30, 2021 was $9.9 million, $9.6 million, and $9.2 million, respectively, recognized in accounts payable on our unaudited condensed consolidated balance sheets.

During the 13-weeks and 39-weeks ended October 29, 2022 and October 30, 2021, gift card deferred revenue realized from prior periods was immaterial.

Index

Loyalty Program: We offer the Hibbett/City Gear Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheets and was $3.8 million, $3.7 million, and $3.6 million at October 29, 2022, January 29, 2022, and October 30, 2021, respectively.

Revenues disaggregated by major product categories are as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Footwear	$294,133	$231,365	$818,706	$824,088
Apparel	93,125	104,598	298,405	346,130
Equipment	45,906	45,756	132,910	137,619
Total	$433,164	$381,719	$1,250,021	$1,307,837

Indefinite-Lived Intangible Assets

The City Gear tradename is an indefinite-lived asset which is not amortized, but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that it is more likely than not that an asset is impaired. No impairment related to the tradename intangible was recognized during the 13-weeks or 39-weeks ended October 29, 2022 and October 30, 2021.

2.    Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board of U.S. GAAP for applicability to our operations. As of October 29, 2022, there were no new pronouncements or interpretations that had or were expected to have a significant impact on our financial reporting.

3.    Leases

ROU lease assets are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to test ROU assets (or asset groups that contain one or more ROU assets for impairment), whether ROU assets are impaired, and if so, the amount of the impairment loss to recognize. Asset group impairment charges in the 13-weeks and 39-weeks ended October 29, 2022 and October 30, 2021, were immaterial.

Lease costs are as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating lease cost	$19,285	$16,796	$56,606	$47,357
Finance lease cost:
Amortization of assets	235	224	716	638
Interest on lease liabilities	27	30	84	109
Variable lease cost	4,771	4,264	13,536	15,186
	$24,318	$21,314	$70,942	$63,290

Finance ROU assets on the unaudited condensed consolidated balance sheets at October 29, 2022, January 29, 2022, and October 30, 2021 are shown net of accumulated amortization of $3.1 million, $2.5 million, and $2.3 million, respectively.

Index
The following table provides ROU assets obtained in exchange for lease obligations (in thousands):

	39-Weeks Ended
	October 29, 2022	October 30, 2021
ROU assets obtained in exchange for lease obligations, net:
Operating leases	$73,797	$63,827
Finance leases	$571	$(452)

As of October 29, 2022, we have entered into approximately $7.6 million of operating lease obligations related to future store locations that have not yet commenced.

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

The following table segregates all financial assets and financial liabilities that are measured at fair value on a recurring basis (at least annually) into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value (in thousands):

	October 29, 2022			January 29, 2022			October 30, 2021
	Level			Level			Level
	I	II	III	I	II	III	I	II	III
Short-term investments	$34	$—	$—	$129	$—	$—	$129	$—	$—
Long-term investments	1,757	—	—	2,352	—	—	2,265	—	—
Total investments	$1,791	$—	$—	$2,481	$—	$—	$2,394	$—	$—

Short-term investments are reported in other current assets on our unaudited condensed consolidated balance sheets. Long-term investments are reported in other assets on our unaudited condensed consolidated balance sheets.

5.    Debt

On July 9, 2021, we executed an unsecured Credit Agreement (the "2021 Credit Facility") between the Company and its subsidiaries and Regions Bank. The 2021 Credit Facility provided an unsecured line of credit of up to $100.0 million. The 2021 Credit Facility is effective through July 9, 2026 with an interest rate of one-month LIBOR plus 1.0% to 1.8% depending on specified leverage levels.

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

Index
As of October 29, 2022, we were in compliance with these covenants.
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

Activity against our credit facilities during the periods indicated are as follows (dollars in millions):

	October 29, 2022		January 29, 2022	October 30, 2021
	13-Weeks Ended	39-Weeks Ended	52-Weeks Ended	13-Weeks Ended	39-Weeks Ended
Number of days borrowings incurred	91	236	21	None	None
Average borrowing	$50.6	$39.3	$2.0	$—	$—
Maximum borrowing	$94.8	$110.0	$18.7	$—	$—
Average interest rate	3.57%	2.54%	1.35%	—%	—%
At October 29, 2022, we had net borrowings of $51.7 million and a total of $73.3 million available to us under the Credit Facility.

6.    Stock-Based Compensation

The stock-based compensation costs that have been charged against income were as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Stock-based compensation expense by type:
Stock options	$—	$—	$155	$174
Restricted stock units	1,269	1,126	4,881	4,005
Employee stock purchases	69	47	304	156
Director deferred compensation	26	17	67	38
Total stock-based compensation expense	1,364	1,190	5,407	4,373
Income tax benefit recognized	321	284	1,247	1,047
Stock-based compensation expense, net of income tax	$1,043	$906	$4,160	$3,326

Expense for restricted stock units is shown net of forfeitures which were immaterial for the 13-weeks and 39-weeks ended October 29, 2022 and October 30, 2021.
We granted the following equity awards:

	13-Weeks Ended		39-Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Stock options	—	—	7,212	4,384
Restricted stock unit awards	1,469	—	110,990	62,031
Performance-based restricted stock unit awards	—	—	49,978	22,492
Deferred stock units	510	228	1,447	486

Index
At October 29, 2022, the total compensation cost not yet recognized related to unvested restricted stock unit awards was $8.8 million and the weighted-average period over which such awards are expected to be recognized was 1.9 years. There were no unrecognized compensation costs related to unvested stock options at October 29, 2022.

No stock options were granted during the 13-weeks ended October 29, 2022 or October 30, 2021. The weighted-average grant date fair value of stock options granted during the 39-weeks ended October 29, 2022 and October 30, 2021 was $21.46 and $39.73 per share, respectively.
Under the Hibbett, Inc. Amended and Restated Non-Employee Director Equity Plan, no shares of our common stock were awarded during the 13-weeks ended October 29, 2022 and 6,388 shares of our common stock were awarded during the 39-weeks ended October 29, 2022. No shares of our common stock were awarded during the 13-weeks or 39-weeks ended October 30, 2021.
The number of shares purchased, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	13-Weeks Ended		39-Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Shares purchased	6,408	2,495	28,033	12,003
Average price per share	$38.11	$65.11	$49.30	$47.95
Weighted-average fair value at grant date	$11.41	$22.22	$14.58	$13.68

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

	13-Weeks Ended		39-Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Weighted-average shares used in basic computations	12,837	14,362	13,004	15,460
Dilutive equity awards	365	613	354	622
Weighted-average shares used in diluted computations	13,202	14,975	13,358	16,082
For the 13-weeks ended October 29, 2022, we excluded 21,819 options from the computations of diluted weighted-average common shares or common stock equivalents outstanding because of their anti-dilutive effect. For the 13-weeks ended October 30, 2021, no options were excluded from the computation of diluted weighted-average common shares or common share equivalents.

For the 13-weeks ended October 29, 2022 and October 30, 2021, we also excluded 72,472 and 55,084 unvested stock awards granted to certain employees from the computations of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by October 29, 2022 and October 30, 2021, respectively. Assuming the performance-criteria had been achieved as of October 29, 2022 and October 30, 2021, the incremental impact would have been 14,411 shares and 19,917 shares, respectively.

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

Index
The number of shares repurchased under the Repurchase Program and acquired from holders of restricted stock unit awards to satisfy tax withholding requirements were as follows (dollars in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Common stock repurchased under the Repurchase Program	160,637	1,427,314	797,033	2,953,860
Aggregate cost of repurchases under the Repurchase Program	$9,049	$117,850	$38,458	$238,327
Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements	208	—	46,201	45,245
Tax withholding requirement from holders of restricted stock unit awards	$12	$—	$2,081	$3,177

As of October 29, 2022, we had approximately $330.1 million remaining under the Repurchase Program for stock repurchases.
9.    Dividends

In June 2021, the Board instituted a recurring quarterly cash dividend with the first cash dividend made on July 20, 2021. During the 13-weeks ended October 29, 2022, we paid cash dividends of $3.2 million under one declaration of $0.25 per share of common stock outstanding as of the record date. During the 39-weeks ended October 29, 2022, we paid cash dividends of $9.7 million under three declarations for a total of $0.75 per share of common stock outstanding as of the record dates.

During the 13-weeks ended October 30, 2021, we paid cash dividends of $3.7 million under one declaration of $0.25 per share of common stock outstanding as of the record date. During the 39-weeks ended October 30, 2021, we paid cash dividends of $7.5 million under two declarations for a total of $0.50 per share of common stock outstanding as of the record date.

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

Subsequent to October 29, 2022, on November 22, 2022, the Board declared a cash dividend of $0.25 per common share, payable on December 20, 2022, to stockholders of record at the close of business on December 8, 2022. The estimated payment is expected to be $3.2 million.

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

The Company believes that its pending legal matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company's consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Adverse decisions and settlements, including any required changes to the Company's business, or other developments in such matters could affect our operating results in future periods or result in a liability or other amounts material to the Company's annual consolidated financial statements. No material amounts were accrued at October 29, 2022, January 29, 2022, or October 30, 2021 pertaining to legal proceedings or other contingencies.

11.    Income Taxes
Our effective tax rate is based on expected annual income, statutory tax rates, and tax planning opportunities available in the various jurisdictions in which we operate. For interim financial reporting, we estimate the annual effective tax rate based on

Index
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
At October 29, 2022, January 29, 2022, and October 30, 2021, the liability associated with unrecognized tax benefits was immaterial. We file income tax returns in U.S. federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2020 or by most state taxing jurisdictions for years prior to Fiscal 2019.

12.    Related-Party Transactions
The Company leases one store under a lease arrangement with Preferred Growth Properties, LLC, a wholly owned subsidiary of Books-A-Million, Inc. ("BAMM"). One of our Directors is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 28, 2027. Minimum lease payments remaining under the lease at October 29, 2022 and October 30, 2021 were immaterial.
T.I.G. Management, LLC ("TIG")

TIG performs certain new store and store remodel construction for the Company and is owned by a close relative of the Company's President and CEO. For the 13-weeks ended October 29, 2022 and October 30, 2021, payments to TIG for its services were $3.1 million and $1.8 million, respectively. For the 39-weeks ended October 29, 2022 and October 30, 2021, payments to TIG for its services were $8.3 million and $4.4 million, respectively. The amount outstanding to TIG, included in accounts payable on our unaudited condensed consolidated balance sheets at October 29, 2022, January 29, 2022, and October 30, 2021, was immaterial.

Retail Security Gates, LLC ("RSG")

RSG provides specially manufactured store front security gates and is 50% owned by a close relative of the Company's President and CEO. For the 13-weeks ended October 29, 2022 and October 30, 2021, payments to RSG were $0.3 million and $0.1 million, respectively. For the 39-weeks ended October 29, 2022 and October 30, 2021, payments to RSG were $0.8 million and $0.2 million, respectively. The amount outstanding to RSG, included in accounts payable on our unaudited condensed consolidated balance sheets at October 29, 2022, January 29, 2022 and October 30, 2021, was immaterial.

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

Index
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
•our relationships with vendors, including their ability to provide us with sufficient quantities of in-demand product, and the loss of key vendor support;
•the possible effects of inflation, market decline and other economic changes on our costs and profitability;
•our ability to retain key personnel and other employees at Hibbett and City Gear due to current labor challenges, wage inflation or otherwise;
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
•the future reliability of, and cost associated with, disruptions in the global supply chain, including increased freight, fuel and other transportation costs, and the potential impacts on our domestic and international sources of product, including the actual and potential effect of tariffs on international goods imposed by the United States and other potential impediments to imports;
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
•our seasonal sales patterns, expectations and assumptions concerning customer buying behavior;
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
•our assessment of the materiality and impact on our business of adopting recent accounting pronouncements issued by the Financial Accounting Standards Board and rules issued by the U.S. Securities and Exchange Commission (the "SEC";
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

A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements. Our forward-looking statements are based on currently available operational, financial and business information and speak only as of the date of this report. Our business, financial condition, results of operations and prospects may have changed since that date. For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors” in our Form 10-K for the fiscal year ended January 29, 2022, filed with the SEC on March 25, 2022 (the "2022 Annual Report"). You should also read such information in conjunction with our unaudited condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

Index

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

As of October 29, 2022, we operated a total of 1,126 retail stores under the Hibbett, City Gear and Sports Additions banners in 36 states:

		Location
Brand	Average Square Footage	Strip Center(1)	Mall	Total
Hibbett	5,800	745	180	925
City Gear	5,200	148	37	185
Sports Additions(2)	2,900	3	13	16
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

Index
If a store remodel, relocation or expansion results in the store being closed for a significant period, its sales are removed from the comparable store sales base until it has been open a full 12 months. In addition, rebranded stores are treated as new stores and are not presented in comparable store sales until they have been open a full 12 months under the new brand.

In addition to e-commerce sales, we included the following number of stores in comparable store sales:

	October 29, 2022	October 30, 2021
13-weeks ended	1,074	1,047
39-weeks ended	1,057	1,035

Executive Summary

Sales performance for the current quarter and year-to-date periods is being compared to both Fiscal 2022 (13-weeks and 39-weeks ended October 30, 2021) and Fiscal 2020 (13-weeks and 39-weeks ended November 2, 2019). We believe that stimulus funds in the first half of Fiscal 2022 provided a significant boost to sales. In addition, the onset of the COVID-19 pandemic had a substantial negative impact on the first quarter of Fiscal 2021 and was followed by stimulus payments in the second quarter of Fiscal 2021 that drove a sharp increase in sales. Due to the unusual impact of these events on both Fiscal 2022 and Fiscal 2021 sales results, we believe sales performance in relation to Fiscal 2020 provides the most relevant comparison prior to the effects of the pandemic.

Net sales for the 13-weeks ended October 29, 2022, increased 13.5% to $433.2 million compared with $381.7 million for the 13-weeks ended October 30, 2021. A significant improvement in footwear inventory was a primary driver of the year-over-year increase and the mix shift between footwear and apparel. Comparable store sales increased 9.9% versus the prior year and increased 51.7% compared to the 13-weeks ended November 2, 2019. Brick and mortar comparable store sales were up 7.9% while e-commerce sales increased 22.0% on a year-over-year basis. In relation to the 13-weeks ended November 2, 2019, brick and mortar comparable sales increased 42.5% and e-commerce sales grew 124.7%. E-commerce represented 15.0% of total net sales for the 13-weeks ended October 29, 2022, compared to 14.0% in the prior year 13-weeks ended October 30, 2021, and 10.5% of total net sales for the 13-weeks ended November 2, 2019.

Net sales for the 39-weeks ended October 29, 2022, decreased 4.4% to $1.25 billion compared with $1.31 billion for the 39-weeks ended October 30, 2021. Comparable store sales decreased 7.4% versus the 39-weeks ended October 30, 2021, but increased by 41.3% compared to the 39-weeks ended November 2, 2019. Brick and mortar comparable store sales declined 10.2% while e-commerce sales increased 11.2% compared to the 39-weeks ended October 30, 2021. In relation to the 39-weeks ended November 2, 2019, brick and mortar sales increased 31.0% and e-commerce sales grew 135.5% over the three-year period. E-commerce represented 14.9% of total net sales for the 39-weeks ended October 29, 2022, compared to 12.8% in the 39-weeks ended October 30, 2021, and 9.1% of total net sales for the 39-weeks ended November 2, 2019.

Store operating, selling, and administrative ("SG&A") expenses were 23.9% of net sales for the 13-weeks ended October 29, 2022, compared with 25.2% of net sales for the 13-weeks ended October 30, 2021. The decrease is primarily the result of leverage resulting from year-over-year sales increase. SG&A expenses were 23.2% of net sales for the 39-weeks ended October 29, 2022, compared with 21.5% of net sales for the 39-weeks ended October 30, 2021. This deleverage was primarily the result of the year-over-year sales decline.

During the 13-weeks ended October 29, 2022, we opened 11 new stores and closed two underperforming stores. This brings the store base to 1,126 in 36 states as of October 29, 2022. We closed the 13-weeks ended October 29, 2022, with $25.1 million of available cash and cash equivalents and $73.3 million available under our Credit Facility. Net inventory was $404.8 million at October 29, 2022, a 56.4% increase compared to October 30, 2021 and up 83.0% from the beginning of the year.

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

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Item 1, Note 1 - Basis of Presentation and Critical Accounting Policies.

Index
The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical and significant accounting policies and estimates are described more fully in our 2022 Annual Report. There have been no changes in our accounting policies in the current period ended October 29, 2022, that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended October 29, 2022, for information regarding recent accounting pronouncements.

Results of Operations
Summarized Unaudited Information

	13-Weeks Ended		39-Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Statements of Operations
Net sales increase (decrease)	13.5%	15.2%	(4.4)%	25.4%
Comparable store sales increase (decrease)	9.9%	13.0%	(7.4)%	24.1%

Balance Sheets
Ending cash and cash equivalents (in thousands)	$25,114	$29,749
Average inventory per store	$359,520	$238,342

Store Information
Beginning of period	1,117	1,080	1,096	1,067
New stores opened	11	7	33	24
Rebranded stores	—	—	1	—
Stores closed	(2)	(1)	(4)	(5)
End of period	1,126	1,086	1,126	1,086

Estimated square footage at end of period (in thousands)	6,376	6,131

Share Repurchase Information
Shares purchased under our Repurchase Program	160,637	1,427,314	797,033	2,953,860
Cost (in thousands)	$9,049	$117,850	$38,458	$238,327
Settlement of net share equity awards	208	—	46,201	45,245
Cost (in thousands)	$12	$—	$2,081	$3,177

13-Weeks Ended October 29, 2022 Compared to 13-Weeks Ended October 30, 2021

Net Sales

Net sales for the 13-weeks ended October 29, 2022, increased 13.5% to $433.2 million compared with $381.7 million for the 13-weeks ended October 30, 2021. A significant improvement in footwear inventory was a primary driver of the year-over-year increase and the mix shift between footwear and apparel. Comparable store sales increased 9.9% versus the prior year and increased 51.7% compared to the 13-weeks ended October 31, 2019 ("Fiscal 2020"), the most relevant comparable period prior to the COVID-19 pandemic. Brick and mortar comparable store sales were up 7.9% while e-commerce sales increased 22.0% on a year-over-year basis. In relation to the 13-weeks ended October 31, 2019, brick and mortar comparable sales increased 42.5% and e-commerce sales grew 124.7%. E-commerce represented 15.0% of total net sales for the 13-weeks ended October

Index
29, 2022, compared to 14.0% in the prior year 13-weeks ended October 30, 2021, and 10.5% of total net sales for the 13-weeks ended November 2, 2019.

Gross Margin

Gross margin was 34.3% of net sales for the 13-weeks ended October 29, 2022, compared with 36.3% of net sales for the 13-weeks ended October 30, 2021. The approximate 200 basis point decline was driven by lower average product margin of approximately 245 basis points partially offset by expense leverage in our logistics operations of approximately 45 basis points. Product margin decreases are the result of increased promotional activity, primarily on apparel, and a higher mix of e-commerce sales which carry a lower margin than brick and mortar sales. Expense leverage in our logistics operations was due to higher sales in the current quarter and the timing of expenses related to repairs and maintenance and supplies. Freight costs as a percent of sales compared to the prior year increased by approximately 10 basis points but this was offset by approximately 10 basis points of store occupancy leverage.

SG&A Expenses

SG&A expenses were 23.9% of net sales for the 13-weeks ended October 29, 2022, compared with 25.2% of net sales for the 13-weeks ended October 30, 2021. This approximate 130 basis point decrease is primarily the result of leverage from the year-over-year sales increase. Although wage inflation continues to be a headwind, other spend categories such as medical expenses, professional fees, repairs and maintenance and supplies were favorable.
Depreciation and Amortization
Depreciation and amortization of $11.0 million increased by approximately 20 basis points as a percentage of net sales for the 13-weeks ended October 29, 2022, compared to the 13-weeks ended October 30, 2021. The increase in expense was mainly due to increased capital investment on organic growth opportunities and infrastructure projects.

Provision for Income Taxes

The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 24.2% for the 13-weeks ended October 29, 2022, and was 24.5% for the 13-weeks ended October 30, 2021. The quarterly effective tax rate fluctuates based on full-year taxable income projections, the impact of discrete items, and the relative level of pre-tax income or loss in each quarter.

Net Income

Net income for the 13-weeks ended October 29, 2022, was $25.6 million, or $1.94 per diluted share compared with net income of $25.2 million, or $1.68 per diluted share for the 13-weeks ended October 30, 2021.

39-Weeks Ended October 29, 2022 Compared to 39-Weeks Ended October 30, 2021
Net Sales
Net sales for the 39-weeks ended October 29, 2022, decreased 4.4% to $1.25 billion compared with $1.31 billion for the 39-weeks ended October 30, 2021. Comparable store sales decreased 7.4% versus the 39-weeks ended October 30, 2021, but increased by 41.3% compared to the 39-weeks ended October 31, 2019. Brick and mortar comparable store sales declined 10.2% while e-commerce sales increased 11.2% compared to the 39-weeks ended October 30, 2021. In relation to the 39-weeks ended October 31, 2019, brick and mortar sales increased 31.0% and e-commerce sales grew 135.5% over the three-year period. E-commerce represented 14.9% of total net sales for the 39-weeks ended October 29, 2022, compared to 12.8% in the 39-weeks ended October 30, 2021, and 9.1% of total net sales for the 39-weeks ended November 2, 2019.

Gross Margin

Gross margin was $440.7 million, or 35.3% of net sales for the 39-weeks ended October 29, 2022, compared with $511.8 million, or 39.1% of net sales for the 39-weeks ended October 30, 2021. The approximate 380 basis point decline was primarily due to several factors. Product margin declined by approximately 225 basis points due to promotional activity, primarily in apparel, and a higher mix of e-commerce sales which carry a lower margin than brick & mortar sales. Freight and transportation costs increased by approximately 90 basis points. This was driven by higher fuel costs and an increase in our e-commerce mix. In addition, deleverage of store occupancy costs of approximately 90 basis points resulting from the year-over-year decline in

Index
total sales coupled with higher rent and utility costs. These unfavorable impacts to gross margin were partially offset by expense leverage of approximately 25 basis points in our logistics operations.

SG&A Expenses

SG&A expenses were 23.2% of net sales for the 39-weeks ended October 29, 2022, compared with 21.5% of net sales for the 39-weeks ended October 30, 2021. This approximate 170 basis point increase is primarily the result of deleverage from the lower current year revenue. Expense categories such as wages, data processing, advertising and general supplies necessary to support a larger store base and increased e-commerce activity contributed to the increase in SG&A.
Depreciation and Amortization
Depreciation and amortization of $32.5 million increased approximately 65 basis points as a percentage of net sales for the 39-weeks ended October 29, 2022, compared to the 39-weeks ended October 30, 2021. The increase in expense reflects the continued commitment to invest in organic growth opportunities and infrastructure improvement projects.

Provision for Income Taxes

The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 23.3% for the 39-weeks ended October 29, 2022 and was 23.5% of pre-tax income for the 39-weeks ended October 30, 2021. The annualized effective tax rate fluctuates based on full-year taxable income projections, the impact of discrete items, and the relative level of pre-tax income or loss in each quarter.

Liquidity and Capital Resources

COVID-19 and Other Macroeconomic Factors

We continue to monitor the impacts of the COVID-19 pandemic, the inflationary economic environment, supply chain disruptions, labor shortages and geopolitical conflicts on our business. The positive sales impact of pandemic-related stimulus payments and incremental unemployment benefits in the previous two fiscal years began moderating in the fourth quarter of Fiscal 2022. These factors have had very little impact on Fiscal 2023 results. We have experienced significant input cost inflation for commodities, freight and transportation, and labor in the current year. We continue to monitor these headwinds.

We ended the third quarter of Fiscal 2022 with $25.1 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet. As of October 29, 2022, we had $51.7 million of debt outstanding and $73.3 million available to us under the Credit Facility, discussed in Note 5, Debt, to the unaudited condensed consolidated financial statements.

Inventory at October 29, 2022 was $404.8 million, a 56.4% increase compared to October 30, 2021, and an 83.0% increase from the beginning of the fiscal year. Supply chain disruptions that impacted inventory availability in the prior year have moderated. In addition, higher order quantities resulting from our increased sales volume, a more consistent flow of goods and strong relationships with our vendor partners have allowed us to build inventory to a level that better supports anticipated customer demand.
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

We believe that our existing cash balances, expected cash flow from operations, funds available under the Credit Facility, operating and finance leases and normal trade credit will be sufficient to fund our operations and capital expenditures for the next 12 months and for the foreseeable future. We are not aware of any trends or events that would materially affect our capital requirements or liquidity.

Index
Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	39-Weeks Ended
	October 29, 2022	October 30, 2021
Net cash provided by operating activities	$52,400	$111,988
Net cash used in investing activities	(46,525)	(42,981)
Net cash provided by (used in) financing activities	2,185	(248,548)
Net increase (decrease) in cash and cash equivalents	$8,060	$(179,541)
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

Net cash provided by operating activities was $52.4 million for the 39-weeks ended October 29, 2022, compared with net cash provided by operating activities of $112.0 million for the 39-weeks ended October 30, 2021. Operating activities consist primarily of net income adjusted for certain non-cash items and changes in operating assets and liabilities as noted in the bullets below.

•Non-cash depreciation and amortization expense increased due to capital expenditure investments in new stores, existing store remodels and refreshes, technology enhancements and corporate infrastructure.
•The contingent earnout in the prior year represented $15.0 million paid during the 39-weeks ended October 30, 2021, to the former members and warrant holders of City Gear for achievement of previously defined financial goals in the second-year post acquisition. Of this amount, $13.8 million was reflected as operating activities and $1.2 million was reflected as financing activities, which represented the fair value of the long-term portion of the contingent earnout booked through the purchase price allocation.
•Inventory balances in the current year have continued building from levels that were not sufficient to support sales growth and customer demand. Inventory levels in the prior year were reduced significantly due to a surge in demand combined with a disruption in the supply chain that made it difficult to replenish balances.
•The change in accounts payable is due mainly to the timing of payments in relation to inventory receipts.
•The change in other assets and liabilities is due primarily to the timing of payments related to payroll and incentive-based obligations.

Investing Activities

Net cash used in investing activities in the 39-weeks ended October 29, 2022, totaled $46.5 million compared with net cash used in investing activities of $43.0 million in the 39-weeks ended October 30, 2021. Capital expenditures used $47.5 million of cash in the 39-weeks ended October 29, 2022, versus $43.9 million of cash in the 39-weeks ended October 30, 2021. Capital expenditures are primarily related to opening new stores, remodeling, expanding or relocating existing stores, and continued investment in technology initiatives and corporate infrastructure.
We opened 33 new stores and rebranded one existing store during the 39-weeks ended October 29, 2022, as compared to opening 24 new stores during the 39-weeks ended October 30, 2021.
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
Financing Activities

Net cash provided by financing activities was $2.2 million in the 39-weeks ended October 29, 2022, compared to net cash used in financing activities of $248.5 million in the prior year period.

Index

During the 39-weeks ended October 29, 2022, we had net borrowings of $51.7 million against our Credit Facility and $73.3 million available under the Credit Facility at October 29, 2022. We did not have any borrowings under our facilities during the 39-weeks ended October 30, 2021. See Note 5, Debt, to the unaudited condensed consolidated financial statements for additional information.

In the current year, we have repurchased $38.5 million of our common stock under our Repurchase Program. This compares to $238.3 million used to repurchase our common stock under our Repurchase Program in the same period of the prior year. See Note 8, Stock Repurchase Program, to the unaudited condensed consolidated financial statements for additional information.

During the 39-weeks ended October 29, 2022, we paid $9.7 million of dividends to our stockholders compared to $7.5 million during the 39-weeks ended October 30, 2021. On November 22, 2022, the Board declared a cash dividend of $0.25 per common share, payable on December 20, 2022, to stockholders of record at the close of business on December 8, 2022. The estimated payment is expected to be $3.2 million. See Note 9, Dividends, to the unaudited condensed consolidated financial statements for additional information.

Based on our current operating plans, store forecasts, plans for the repurchase of our common stock, and expected capital expenditures, we believe that we can fund our cash needs for the foreseeable future through cash generated from operations and, if necessary, through periodic future borrowings against the Credit Facility.

Quarterly and Seasonal Fluctuations

We experience seasonal fluctuations in our net sales and results of operations. We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including unseasonal weather patterns, the timing of high demand footwear launches, demand for merchandise driven by local interest in sporting events, back-to-school sales and the timing of sales tax holidays and annual income tax refunds. In the previous two fiscal years, the COVID-19 pandemic impacted youth and high school team sports and resulted in some shifts of normal seasonal patterns during the periods presented.

Our operations are influenced by general economic conditions including periodic changes in the cost of products we sell. More recently we have experienced accelerated wage inflation and increases in the cost of goods and services necessary to support our business. We do not believe that inflation has had a long-term material impact on our results of operations as we are generally able to pass along a significant portion of product cost increases to our customers and deploy a number of mitigation strategies to offset other cost increase elements.

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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of October 29, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Index
Changes in Internal Control Over Financial Reporting

We have not identified any changes in our internal control over financial reporting that occurred during the period ended October 29, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the 13-weeks ended October 29, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands)
July 31, 2022 - August 27, 2022	—	$—	—	$339,111
August 28, 2022 - October 1, 2022	115,163	$56.87	115,163	$332,562
October 2, 2022 - October 29, 2022	45,682	$54.98	45,474	$330,062
Total	160,845	$56.33	160,637	$330,062
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

3.3		Certificate of Amendment to the Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant's Form Current Report on Form 8-K with the Securities and Exchange Commission on May 27, 2022.

Form of Stock Certificate
4.1		Form of Common Stock Certificate; incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2021

Material Agreements
None.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, has been formatted in Inline XBRL.
	*	Filed Within
	**	Furnished Herewith

Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT, INC.

Date:	December 6, 2022	By:	/s/ Robert Volke
Robert Volke
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)