Form 10-K
period 2023-01-28
HIBBETT INC
filed 2023-03-24
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 28, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒
The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $498.8 million on July 30, 2022, based on the closing sale price of $46.92 at July 30, 2022 for the common stock on such date on the Nasdaq Global Select Market.
The number of shares outstanding of the Registrant’s common stock, as of March 20, 2023, was 12,702,689.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

HIBBETT, INC.

Index
Introductory Note

References to “we,” “our,” “us,” “Hibbett” and the “Company” used throughout this document refer to Hibbett, Inc. and its subsidiaries. Unless specifically indicated otherwise, any reference to the following fiscal years relates to:

Year	Related Fiscal Year End	Weeks in Fiscal Period
Fiscal 2025	February 1, 2025	52
Fiscal 2024	February 3, 2024	53
Fiscal 2023	January 28, 2023	52
Fiscal 2022	January 29, 2022	52
Fiscal 2021	January 30, 2021	52

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
•the possible effects of inflation, market decline and other economic changes, such as increasing interest rates, on our costs and profitability;
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

A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements. Our forward-looking statements are based on currently available operational, financial and business information and speak only as of the date of this Annual Report on Form 10-K. Our business, financial condition, results of operations and prospects may have changed since that date. For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review and consider the “Risk Factors” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

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

We do not undertake to publicly update or revise any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, and you should not expect us to do so.
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

PART 1
Item 1.     Business.
Our Company
Hibbett, headquartered in Birmingham, Alabama, is a leading athletic-inspired fashion retailer with over 1,100 stores under the Hibbett, City Gear and Sports Additions banners, primarily located in underserved communities. Founded in 1945, Hibbett has a rich history of convenient locations, personalized customer service and access to coveted footwear, apparel and equipment from top brands like Nike, Jordan and adidas.
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

Index
Our Store Brands
We operated the following store brands as of January 28, 2023:

		Location
Brand	Average Square Footage	Strip Center(1)	Mall	Total
Hibbett	5,800	754	178	932
City Gear	5,200	148	37	185
Sports Additions(2)	2,900	3	13	16
(1) Strip centers include free-standing stores and, for our Hibbett locations, are usually near a major chain retailer.
(2) Approximately 90% of the merchandise carried in our Sports Additions stores is athletic footwear.
In selecting retail locations, we consider the size, demographics, quality of real estate and competitive conditions in each market. Our stores offer a core merchandising mix of premium athletic branded footwear, apparel, accessories and team sports equipment designed to appeal to the Gen Z customers within each market. We strive to meet the fashion and technical demands of our customers.
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

Our goal is to provide a frictionless digital and omni-channel experience. In Fiscal 2024, we expect to continue to invest in next generation mobile omni-channel capabilities that mitigate perennial pain points for our store employees and customers.

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

Our Merchandise

Our merchandising strategy emphasizes a TOE-TO-HEAD® approach. We provide a broad assortment of premium brand name footwear, apparel, accessories and team sports equipment at competitive prices in a full service omni-channel environment. We believe that the assortment of brand name merchandise we offer consistently exceeds the merchandise selection carried by most of our competitors, particularly in our underserved markets and neighborhood centers. Many of these brand name products have limited availability and/or are technical in nature requiring considerable sales assistance. We coordinate with our vendors to educate the sales staff at the store level on new products and trends.
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

Our Information Systems

We use technology as an enabler of our business strategies. We implement and maintain systems targeted at improving inventory control, merchandise planning, logistics, replenishment, product allocation, financial control and cost management. Our systems are designed to be flexible to meet the unique needs of each specific store location. We continue to evolve our digital channel experience and to develop further channel integration for a more seamless and frictionless set of capabilities aimed at enhancing our customer's shopping experience in-store, online and through our mobile solutions.

Our communications networks send and receive critical business data to and from stores, third-party cloud providers and managed hosting facilities (data centers). Our Company’s information is processed in a secure environment to protect both the actual data and the physical assets. We attempt to mitigate the risk of cyber-security threats and business interruptions by maintaining strong security protocols, threat monitoring, risk reviews, cyber tabletop exercises, employee awareness training and a detailed disaster recovery plan. In Fiscal 2022, we consolidated our Human Capital Management, Payroll, Finance and Accounting systems into Workday’s enterprise cloud platform, which allowed us to eliminate numerous disparate solutions in our effort to streamline processes, improve control over sensitive data and become more well-managed and scalable as an organization.

We strive to maintain highly qualified and motivated third-party partners and teams of individuals to support our information systems, which include information security, compliance, quality assurance, computer operations, help desk, network and platform engineering, business analysis, solution development, analytics and project management. Our systems are monitored 24 hours a day, and management believes that our current systems and practice of implementing regular updates will continue to support current needs and future growth. We use a strategic information system planning process that involves senior management and is integrated into our overall business planning and enterprise risk management. Information systems projects are prioritized based on strategic, financial, regulatory and other business criteria.

Our Marketing and Promotion

Our target customer is Gen Z, therefore our marketing efforts are focused on acquiring and retaining Gen Z customers. As such, we have invested in and expanded our digital marketing capabilities and our hyperlocal marketing efforts that help us connect with our communities.

Our loyalty program represented over half of overall sales in Fiscal 2023 as a result of improvements to the loyalty program which drove member acquisition and retention. E-commerce sales continued to increase year-over-year, driven by the increase in members, as well as an increase in average purchase amounts.

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

Information about our Executive Officers

The following table and accompanying narrative sets forth the name, age and business experience of our current executive officers:

Name	Age	Position
Michael E. Longo	61	President and Chief Executive Officer
Jared S. Briskin	50	Executive Vice President, Merchandising
Robert J. Volke	59	Senior Vice President and Chief Financial Officer
David M. Benck	55	Senior Vice President, General Counsel
Ronald P. Blahnik	64	Senior Vice President, Chief Information Officer
Benjamin A. Knighten	52	Senior Vice President, Store Operations
Michael C. McAbee	52	Senior Vice President, Supply Chain and Store Development
William G. Quinn	47	Senior Vice President, Marketing and Digital
Jonalin S. Smith	49	Senior Vice President, Merchandising

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

Jared S. Briskin was appointed to serve as our Executive Vice President of Merchandising in September 2021. Previously, he served as Senior Vice President and Chief Merchant from September 2014 through September 2021. He has served in roles of increasing responsibility and leadership in various merchandising positions across multiple categories since joining the Company in April 1998, including Vice President/Divisional Merchandise Manager of Footwear and Equipment from March 2010 through September 2014 and Vice President/Divisional Merchandise Manager of Apparel and Equipment from June 2004 through March 2010.

Robert J. Volke was appointed to serve as our Senior Vice President of Accounting and Finance in April 2020, and was named our Chief Financial Officer shortly thereafter. Mr. Volke most recently served as Interim Chief Financial Officer of Fleet Farm LLC (Fleet Farm), a position he held since March 2020, and as its Vice President, Accounting and Corporate Controller from August 2018 to February 2020. Prior to his service at Fleet Farm, Mr. Volke held various positions of increasing responsibility and leadership with Tractor Supply Company (Nasdaq: TSCO) from May 2007 to August 2018, most recently as its Vice President and Controller from March 2017 to August 2018. Mr. Volke earned his Bachelor of Science degree in Accounting from Indiana University.

David M. Benck was appointed to serve as our Senior Vice President and General Counsel in March 2020. He also serves as our Chief Privacy Officer, Executive Sponsor of the ESG Committee, Chair of the Enterprise Risk Committee, Assistant Secretary and Chief Risk Assessor. Mr. Benck joined the Company in March 2005, and in April 2008 was appointed Vice President and

Index
General Counsel. In addition to his role with the Company, Mr. Benck previously served on the Board of Directors for the Federal Reserve Bank of Atlanta, Birmingham Branch appointee, and as a Board Member for the American Arbitration Association. He is currently a member of the Court of Arbitration for Sport (Lausanne, Switzerland) and a member of the NCAA’s Independent Resolution Panel. Additionally, he serves on the Monitoring Committee for the nationwide Blue Cross Blue Shield anti-trust class action settlement, is a Fellow in the National Association of Corporate Directors, and an IAPP Certified Information Privacy Professional (CIPP/US and CIPM).

Ronald P. Blahnik was appointed to serve as our Senior Vice President and Chief Information Officer in April 2019. Mr. Blahnik joined the Company in November 2016 as our Vice President and Chief Information Officer. Before joining our Company, he served as managing partner of Blahnik Consulting Services, LLC from April 2011 to November 2016. Prior to starting his own company, Mr. Blahnik held various positions of increasing responsibility and leadership for Lowe's Companies, Inc. (NYSE: LOW) from April 1996 to March 2011. Mr. Blahnik is a retired Army officer and has worked in the information technology field for more than 40 years. He holds a Bachelor of Science degree in Information Technology.

Benjamin A. Knighten was appointed to serve as our Senior Vice President of Operations in March 2020. Mr. Knighten previously served as Chief Operating Officer of City Gear, LLC from July 2018 to March 2020 and as Vice President of Store Operations of City Gear from November 2006 to July 2018. He earned his Production/Operations MBA from the University of Memphis.

Michael C. McAbee was appointed to serve as our Senior Vice President, Supply Chain and Store Development in March 2022. Previously, he served as Vice President, Supply Chain and Store Development from May 2021 to March 2022. He has served in roles of increasing responsibility and leadership across multiple categories such as merchandise planning, replenishment and operations, as well as corporate strategy, since joining the Company in September 2002 as a Merchant/Planner. Mr. McAbee earned his Bachelor of Arts degree in History from the University of Alabama.

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

Human Capital

Human Capital Management

Central to our long-term strategy is attracting, developing, and retaining high-quality employees. This is crucial to all aspects of our business and is a key driver of our long-term success. This process begins by providing competitive wages and benefits in a positive work environment where we focus on doing what is right. In many cases, employment at a Hibbett or City Gear store represents our employees’ first job experience. We believe these individuals are attracted to our stores because they are consumers who appreciate our customer service, our compelling assortment of product and our best-in-class digital experience. Starting with their first day, new employees are exposed to our corporate culture of responsibility, respect and customer service. As an employee gains experience and demonstrates an understanding and commitment to our core principles, promotional opportunities are readily available. As a result, a large number of our store managers started out as part-time sales associates and we take great pride in providing career advancement opportunities for so many people.

We are committed to providing competitive wages in the markets we serve. Enhancing the financial stability of our team members is a priority, and we continually look for ways to improve our efforts in this area, including our partnering with a third-party vendor to provide an early access to pay feature, which allows our employees to get paid when they need it instead of waiting until a predetermined pay day, increasing our employee discount, and offering financial wellness classes to our team members at the Store Support Center.

Index
Helping our employees in need is important to us, and we have an established employee charitable foundation that allows employees to apply for assistance in a dignified and private manner. We offer an Education Assistance Tuition Reimbursement Program for our Store Support Center and logistics facility team members.

As of January 28, 2023, we employed over 11,000 team members, of which approximately 3,800 were full-time team members and over 94% of the total population work in our retail locations. None of our team members are represented by a labor union. The number of full-time and part-time team members fluctuates depending on seasonal needs. We have a long history of providing competitive compensation and benefits and providing meaningful experiences and career-development opportunities to our team members. As a result, we have not experienced significant interruptions in our operations due to labor disagreements or team member dissatisfaction.

Our Diversity, Equity and Inclusion Statement:

Our philosophy is simple; be inclusive and treat each other with respect. As a result of our ongoing diversity, equity and inclusion efforts, we have built a winning team comprised of diverse, compassionate and competitive individuals. We have cultivated an authentic representation of our communities through thoughtful local hiring, often from our customer base and the communities we serve. Our teams' unique backgrounds, perspectives and skills improve us all, creating a competitive advantage that positively impacts our business and contributes to our success.

We partner with the University of Alabama at Birmingham's office of Diversity, Equity and Inclusion to provide education and training to our team members and Board of Directors on this important topic. The mission of our Women's Resource Group, Ignite, is to cultivate a sense of belonging in a space that supports and encourages all women to develop and further their potential through collaboration, connection and conversation.

We fully believe that our differences make us stronger, and we are relentless in creating a work environment that promotes diversity, equity and inclusion. We were named one of the "Best Employers for Diversity" by Forbes in 2022.

Talent Acquisition/Talent Development/Team Member Engagement

Investing in our team members is one of our core strategies. We strive to offer best-in-class training and development opportunities, while creating innovative programs that enable a vibrant and engaged learning culture to flourish. In addition to our tuition reimbursement program, we utilize the LinkedIn Learning platform, offer a Leadership Academy, and provide a professional development series consisting of monthly educational sessions for leadership positions at our Store Support Center. Additionally, as part of our tuition reimbursement program, we partner with Bellevue University to offer online classes for employees.

We recognize that maintaining an inclusive and high-performance culture requires an engaged workforce, where team members are motivated to do their best work every day. Our engagement approach centers on communication and recognition. We communicate with our team members in a variety of ways, including monthly live CEO updates that include Q&A sessions with team members and regular communications to all our retail locations. We conduct periodic team member engagement surveys at our Store Support Center to understand and respond to team member needs. In February 2022, we expanded our annual survey Company-wide to provide all team members a channel for feedback on a variety of topics, including Company direction and strategy, individual growth and development, collaboration, confidence, and meaningful work. Mental and emotional health is a priority now more than ever. We provide our team members with free access to mental health assistance, including marital, grief and financial counseling.

Community and Social Impact - Building Connections

We take pride in and share a sense of responsibility with our communities. We reflect the diversity of the communities we serve and strengthen our connectivity through local events and social programs. We believe it is important to invest in our youth and give back to the communities we serve in a meaningful and impactful way. During Fiscal 2023, we hosted over 1,100 hyperlocal events resulting in hundreds of volunteers and hundreds of communities impacted with lives changed for the better.

SOLE SCHOOL® is the main focus for community engagement in our local retail districts. In Fiscal 2023, in total and in conjunction with Nike, we provided funds and merchandise to 94 schools across 36 states to help support education and athletics. As part of the SOLE SCHOOL® program, sponsored schools receive a financial gift, donations of equipment, footwear and backpacks, and interested students are given the opportunity to be mentored by local store management staff.

Index
In Fiscal 2023, we partnered with Jordan Brand to support For Oak Cliff, a non-profit organization based in Dallas, TX, donating product for the Annual Back To School Infinity Festival and financial funding assistance for a new Multimedia Lab. Also during Fiscal 2023, we launched a Fresh Off the Block video series in conjunction with Nike which takes viewers to a new city to explore the local music scene, basketball, personal style and the neighborhoods behind the city's heartbeat.

We are a long-term partner of United Way of Central Alabama and Children's Hospital of Alabama. During the year, we were a sponsor of The World Games 2022, and we supported numerous other programs including Armando Bacot's basketball camp, Cutz for Kids, Autism Speaks, United Ability summer jobs program, Holy Family Cristo Rey High School work-study program, and the Community Food Bank of Central Alabama.

Environmental Sustainability

We strive to act in the interest of our team members, customers, communities and stockholders by supporting environmentally sustainable practices. We understand the important role that everyone must play in reducing their environmental impact, which is why we have retained a third-party vendor to measure our energy and water usage since early 2022. In FY2023, Hibbett underwent a comprehensive materiality assessment conducted by a third-party accounting and advisory services firm. This assessment was conducted to learn more about ESG expectations from the perspective of different stakeholders. Customers, investors, vendor partners and internal management were interviewed and/or participated in surveys to identify key topics of focus to be considered in future ESG strategy.

Example initiatives we are undertaking include:
•package size efficiency optimization efforts designed to ensure that shipping cartons are packed full to avoid shipping air by utilizing route optimization software for our local delivery drivers;
•energy reduction initiatives which include store and Store Support Center LED lighting, LED signage and HVAC unit replacements with energy efficient models;
•sustainability efforts and recycling programs to divert waste from landfills by using shipping boxes and shopping bags that incorporate recyclable material, re-using cartons and pallets in our logistics facility, re-using clothes hangers and sensor tags in our stores, and utilizing environmentally friendly office supply products where possible; and
•collaboration with certain vendors to offer sustainable products such as support of Nike's Move to Zero®, a closed-loop process that uses manufacturing scrap, unsellable products, and worn-out shoes to make new products, by significant marketing and social media effort and in-store displays, as well as offering other sustainable products from a number of other vendors including the adidas Parley collection of footwear and apparel partly made with recycled ocean plastic and The North Face products made with recycled polyester and nylon.

Environmental, Social & Governance Report

Additional information about how we invest in our team members, our communities and our environment can be found in our most recent Environmental, Social & Governance Report ("ESG Report"), which is available on our website, www.hibbett.com, under "Investor Relations." Nothing on our website, including our ESG Report, documents or sections thereof, shall be deemed incorporated by reference into this Annual Report on Form 10-K or incorporated by reference into any of our other filings with the SEC.

Our Trademarks

Our Company, by and through subsidiaries, is the owner or licensee of trademarks that are very important to our business. Generally, trademarks are valid as long as they are in use and/or their registrations are properly maintained. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use.

Index
Following is a list of active trademarks registered and owned by the Company:

Registered Name	Registration No.	Registered Name	Registration No.
HIBBETT SPORTS	2717584	City GEAR	5008316
SPORTS ADDITIONS	1767761	DEVEROES	3479737
HIBBETT	3275037	GRINDHOUSE	5107399
SOLE SCHOOL	6549068	GRINDHOUSE DENIM	5107398
City G.E.A.R	4398655	TOE-TO-HEAD	6873901
City G.E.A.R.	4413864	TOE-2-HEAD	6873900
CITY GEAR	4675462	T2H	6873899

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge through our website www.hibbett.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our website is the primary source of publicly disclosed news about Hibbett, Inc. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, at no charge, by writing to: Investor Relations, Hibbett, Inc., 2700 Milan Court, Birmingham, Alabama 35211.

In addition, we make available, through our website, the Company’s Code of Business Conduct and Ethics, Corporate Governance Guidelines, Bylaws and the written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

Index
Risks Related to Our Business and Industry

Disruptions in the economy and in financial markets, inflationary pressures and increasing interest rates could adversely affect consumer purchases of discretionary items, which could reduce our net sales and adversely affect our business, results of operations, liquidity, cash flows and financial condition.

In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors that are outside our control, including, among others, general business conditions, inflation, interest rates, prices of non-discretionary consumer goods, household income, consumer debt levels, the availability of consumer credit, tax rates and tax refunds, sales tax holidays, energy prices, geopolitical conflicts, COVID-19 or other widespread public health events or pandemics, unemployment and underemployment trends, and consumer confidence and spending. Disruptions in the U.S. economy, financial markets or other economic conditions affecting disposable consumer income may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our revenues, profits, liquidity and capital resources.

Inflation, as well as some of the measures taken by or that may be taken by the federal government in an attempt to curb inflation, including interest rate increases, may have negative effects on the U.S. economy and our business. In recessionary periods or periods of slow growth, we may have to increase the number of promotional sales or otherwise dispose of inventory for which we have previously paid to manufacture or committed to purchase and/or increase our marketing and promotional expenses in response to lower than anticipated levels of demand for our products, which could adversely affect our profitability. Additionally, a reduction in customer traffic to our stores or a shift in customer spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. Our financial performance may also be particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores.

We depend on our vendors to provide us with sufficient quantities of quality products in a timely fashion. If we lose any of our key vendors or any of our key vendors fail to supply us with quality brand name merchandise at competitive prices, we may not be able to meet the demand of our customers and our net sales and profitability could decline.

Our success is largely dependent on our consumers’ perception and connection to the brand names we carry, such as Nike, Jordan, adidas, Puma, New Balance and Under Armour, among others. Brand value is based in part on our consumer’s perception on a variety of subjective qualities so that even an isolated incident could erode brand value and consumer trust, particularly if there is considerable publicity or litigation. Consumer demand for our products or brands could diminish significantly in the event of erosion of consumer confidence or trust, resulting in lower sales, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, as a retailer of manufacturers’ branded items, we are dependent on the availability and sufficient allocation of key products and brands. Our business is dependent upon close relationships with our vendors and our ability to purchase brand name merchandise at competitive prices. During Fiscal 2023, approximately 70% of our inventory was purchased from one vendor, Nike, who accounted for approximately 69% of our net sales. Our inability to obtain merchandise in a timely manner from major suppliers as a result of business decisions by suppliers, including the expansion of direct-to-consumer programs by our vendors, or disruptions in the global transportation network or our supply chains, such as port strikes and backlogs, geopolitical conflicts (including the conflict between Russia and Ukraine), weather conditions, COVID-19 or other widespread public health events or pandemics, work stoppages, labor shortages or other labor unrest could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s distribution strategy, financial condition, or results of operations, or the inability of Nike to develop and manufacture products that appeal to our target customers, could also have an adverse effect on our business, financial condition, and results of operations. As a retailer, we cannot control the supply, design, function or cost of many of the products we offer for sale. Moreover, certain merchandise that is in high demand may be allocated by vendors based upon the vendors’ internal criteria, which is beyond our control.

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

We believe that we have long-standing and strong relationships with our vendors and that we have adequate sources of brand name merchandise on competitive terms. However, the loss or decline of key vendor support, including return privileges, volume

Index
purchasing allowances and cooperative marketing funds, could have a material adverse effect on our business, financial condition and results of operations. There can be no assurances that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future.

We also rely on services and products from non-merchandise vendors. A disruption in these services or products due to the financial condition or inefficient operations of these vendors could adversely affect our business operations.

If we are unable to provide a relevant and reliable experience for our customers across multiple channels that is comparable to our competitors, we may not be able to compete effectively, and our sales, profitability and reputation may be adversely affected.

Our business has evolved from an in-store experience to interacting with customers across multiple channels (including, but not limited to, in-store, online, mobile apps and social media). Our customers use these channels to shop with us and provide feedback and public commentary about our business. Our evolving retailing efforts include implementing technology, software and processes to be able to conveniently and cost-effectively fulfill customer orders directly from any point within our system of stores, logistics and distribution facilities, and vendors. Providing multiple fulfillment options and implementing new technology is complex and may not meet the expectations for accurate order fulfillment, faster and guaranteed delivery times, low-cost or free shipping and desired payment methods. If we fail to anticipate and meet changing customer expectations or counteract developments and investments by our competition; fail to collect accurate, relevant and usable customer data to personalize product offerings; or are unable to offset increased fulfillment costs, our results of operations could be adversely affected.

Our omni-channel platform integrates digital commerce with our stores to provide a seamless experience for our customers. Our mobile apps, buy online pickup in store ("BOPIS"), reserve online pickup in store ("ROPIS") and buy online ship to store ("BOSS") complement our e-commerce site and provide our customers with customized advanced features and shopping experiences. We cannot give any assurances that our omni-channel platform, including our mobile apps, BOPIS, ROPIS and BOSS, will perform in a manner that will give us the ability to attract and retain customers, increase sales and successfully compete with other online retailers. Moreover, to make available our omni-channel platform, we rely on various technology systems and services, some of which are provided and managed by third-party service providers. To the extent such third-party components do not perform or function as anticipated, such failure can significantly interfere in our ability to meet our customers' changing expectations. If we do not successfully provide a relevant and up-to-date digital experience or cannot attract online buyers through our omni-channel platform, or are unable to do so in a cost-efficient manner, our sales, profitability and reputation could be adversely affected.

The industry in which we operate is dependent upon fashion trends, customer preferences, product innovations and other fashion-related factors. Our inability to anticipate and respond quickly to changing consumer preferences could reduce our net sales or profitability.

The athletic footwear and apparel industry, especially at the premium end of the price spectrum, is subject to changing fashion trends and customer preferences. A large part of our business is dependent on our ability to anticipate and respond quickly to changing customer preferences and effectively manage our inventory while maintaining sufficient inventory levels to operate effectively. Retailers in the athletic fashion industry rely on their suppliers to maintain innovation in the products they develop. We cannot guarantee that our merchandise selection will accurately reflect customer preferences when it is offered for sale or that we will be able to identify and respond quickly to fashion changes, particularly given the long lead times for ordering much of our merchandise from suppliers. Our failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends that would make athletic footwear or athletic apparel less attractive to our customers could have a material adverse effect on our business, financial condition, and results of operations. In addition, if we do not obtain accurate and relevant data on customer preferences, predict and quickly respond to changing preferences, spending patterns and other lifestyle decisions, implement competitive and effective pricing and promotion strategies, or personalize our offerings to our customers, we may experience lost sales, aged and irrelevant inventory, and increased inventory markdowns, which could adversely affect our results of operations.

Inventory management is crucial to our business operations, and supply chain disruptions, which have negatively affected and could in the future negatively affect the flow or availability of certain products, have at times challenged our management of inventory positions and resulted in some delays in delivering products to our logistics and distribution facilities, stores or customers.

Index
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

Further, as our business grows, we will need to attract and retain additional qualified personnel in a timely manner and develop, train and manage an increasing number of management-level sales team members and other employees. We have invested, and plan to continue to invest, in an environment in which our employees can deliver their best every day, and we endeavor to empower them by providing ongoing training, growth opportunities and competitive compensation and benefits packages. Competition for qualified employees could require us to pay higher wages and benefits to attract a sufficient number of qualified employees and increases in the minimum wage or other employee benefit costs could increase our operating expense. An inability to attract and retain personnel as needed in the future could negatively impact our net sales growth and operating results.

Index
Our inability or failure to protect our intellectual property rights, or any claimed infringement by us of third-party intellectual rights, could have a negative impact on our operating results.

Our trademarks, service marks, copyrights, patents, trade secrets, domain names, social media handles and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands and cause a decline in our revenue. In addition, any infringement or other intellectual property claim made against us could be time-consuming to address, result in costly litigation or result in our loss of ownership or use of the intellectual property.
We may face difficulties in meeting our labor needs to effectively operate our business.

We are heavily dependent upon our labor workforce in the geographic areas where we conduct our business. Our compensation packages are designed to provide benefits commensurate with our level of expected service. However, within our retail and logistics operations, we face the challenge of filling many positions at wage scales that are appropriate to the industry and other competitive factors. Many of our team members in our stores are in entry-level or part-time positions that historically have high rates of turnover. We are also dependent on the team members who staff our logistics and distribution facilities, many of whom are skilled. Recent inflationary pressures and shortages in the labor market for skilled and entry-level employees have increased our labor costs, and there is the risk that prevailing wage rates for our labor workforce will continue to increase in the future and that the costs of employee benefits will continue to rise, resulting in increased expenses that could adversely affect our profitability. We also face other risks in meeting our labor needs, including competition for qualified personnel, overall unemployment and underemployment levels, demand for certain labor expertise, changing demographics, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and the impact of public health issues (including impacts related to COVID-19) or natural disasters or severe weather events (including due to climate change). Changes in any of these factors, including a shortage of available workforce in areas in which we operate, could interfere with our ability to adequately service our customers or to open suitable locations and could result in increasing labor costs.

A disruption in the flow of imported merchandise or an increase in the cost of those goods could significantly decrease our net sales and operating income.

Many of our largest vendors source a majority of their products from foreign countries. Imported goods are generally less expensive than domestic goods and contribute significantly to our favorable profit margins. Our ability to provide quality imported merchandise on a profitable basis may be subject to political and economic factors and influences that we cannot control. National or international events (such as the conflict between Russia and Ukraine) and changes in government trade or other policies, could directly or indirectly increase our merchandise costs and other costs that are critical to our operations. If imported merchandise becomes more expensive, we may find it difficult to pass the increase on to customers. If imported merchandise becomes unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our customers. Products from alternative sources may also be more expensive or may be of lesser quality than those our vendors currently import. Risks associated with reliance on imported goods include:
•increases in the cost of purchasing or shipping foreign merchandise resulting from, for example, import tariffs, taxes or other governmental actions affecting trade, including the United States imposing anti-dumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices; foreign government regulations; rising commodity prices; increased costs of oceanic shipping; changes in currency exchange rates or policies and local economic conditions; and trade restrictions, including import quotas or loss of “most favored nation” status with the United States; and
•disruptions in the flow of imported goods because of factors such as, raw material shortages, work stoppages, COVID-19 or other widespread public health events or pandemics, labor availability and political unrest; problems with oceanic shipping, including blockages, backlogs or labor union strikes at U.S. or foreign ports; and economic crises and international disputes, including armed conflicts.

In addition, to the extent that any foreign manufacturer with whom our vendors are associated may directly or indirectly utilize labor practices that are not commonly accepted in the United States, we could be affected by any resulting negative publicity.

Increases in transportation or shipping costs and other factors may negatively impact our results of operations.

We rely upon various means of transportation, including ship and truck, to deliver products to our primary wholesale and logistics facility, our stores and our customers. Consequently, our results can vary depending upon the cost and availability of transportation, which has been impacted by the price of fuel and labor and other distribution challenges.

Index
The price of oil has fluctuated significantly over the last few years, and any increases in fuel costs, whether as a result of inflation or other macroeconomic factors, geopolitical conflicts (including the conflict between Russia and Ukraine) or otherwise, would increase our transportation costs.

In addition, general labor shortages or strikes in the transportation or shipping industries could negatively affect transportation and shipping costs and our ability to supply our stores in a timely manner. Product delivery could also be subject to disruption due to raw material shortages, political unrest, oceanic shipping, port labor issues, international disputes, geopolitical conflicts, natural disasters, COVID-19 or other widespread public health events or pandemics, or terrorism. We rely on efficient and effective operations within our primary wholesale and logistics facility to ensure accurate product delivery to our stores. Failure to maintain such operations could adversely affect net sales.

Our operating results are subject to seasonal and quarterly fluctuations. Furthermore, our quarterly operating results, including comparable store net sales, will fluctuate and may not be a meaningful indicator of future performance.

We experience seasonal fluctuations in our net sales and results of operations. We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping. Adverse events outside of our control, such as supply chain interruptions, increased labor costs and labor availability, decreased consumer traffic as a result of COVID-19 or other widespread public health events or pandemics, geopolitical conflicts (including the conflict between Russia and Ukraine) or otherwise or deteriorating economic conditions could result in lower than expected sales during the holiday season or other periods in which we typically experience higher net sales and have and could in the future materially impact our financial condition and results of operations. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, weather fluctuations, merchandise mix, demand for merchandise driven by local interest in sporting events and the timing of sales tax holidays and annual tax refunds. Any of these events, particularly in the fourth quarter or other periods in which we typically experience higher net sales, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

Comparable store net sales vary from quarter to quarter, and an unanticipated decline in comparable store net sales may cause the price of our common stock to fluctuate significantly. Factors that could affect our comparable store net sales results include, reduced consumer traffic due to COVID-19 or other widespread public health events or pandemics; shifts in consumer tastes and fashion trends; calendar shifts of holiday or seasonal periods; the timing of income tax refunds to customers; increases in personal income taxes paid by our customers; calendar shifts or cancellations of sales tax-free holidays in certain states; the success or failure of college and professional sports teams or the cancellation of sporting events within our core regions; changes in or lack of tenants in the shopping centers in which we are located; pricing, promotions or other actions taken by us or our existing or possible new competitors; and unseasonable weather conditions or natural disasters.

We cannot assure you that comparable store net sales will increase at the rates achieved in prior periods or that rates will not decline.

Global climate change and related regulations could negatively affect our business.

The effects of climate change, such as extreme weather conditions, create financial risks to our business. The demand for our products may be affected by extreme weather conditions, such as droughts, wildfires and flooding. These types of extreme weather events have and may continue to adversely impact us, our suppliers, our customers and their ability to purchase our products and our ability to timely receive appropriate inventory and transport our products on a timely basis. The effects of climate change could also disrupt our and our suppliers’ operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. We could also face indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them.

Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions, drought or rising sea levels) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. Certain impacts of physical risk may include: temperature changes that increase the heating and cooling costs at our facilities; extreme weather patterns that affect the production or sourcing of certain products; flooding and extreme storms that damage or destroy our buildings and inventory; and heat and extreme weather events that cause long-term disruption or threats to the habitability of our customers’ communities. Relative to transition risk, certain impacts may include: changes in energy and commodity prices driven by climate-related weather events; prolonged climate-related events affecting macroeconomic conditions with related effects on consumer spending and confidence; stakeholder perception of our engagement in climate-related policies; and new regulatory requirements resulting in higher compliance risk and operational costs.

Index

Climate change is continuing to receive ever increasing attention worldwide, which could lead to additional legislative and regulatory efforts to increase transparency and standardization of reporting of greenhouse gas emissions, energy policies and renewable energy. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require increased capital expenditures to improve our product portfolio to meet such new laws, regulations and standards.

Our business could be negatively impacted by the public perception of our corporate ESG initiatives and efforts.

In addition to the increased legislative and regulatory attention to climate change, there is a rapidly evolving and increased focus from U.S. and foreign governmental and nongovernmental authorities and from certain investors, customers, consumers, employees and other stakeholders concerning corporate ESG matters. From time to time, we announce certain initiatives which include environmental matters, packaging and waste, responsible sourcing, social investments and inclusion and diversity. We could fail, or be perceived to fail, in our achievement of such initiatives, or we could fail in accurately reporting our progress on such initiatives. Such failures could be due to changes in our business. Moreover, the standards by which ESG initiatives and related efforts are measured are developing and evolving, and certain areas are subject to assumptions, which could change over time. In addition, as the result of such heightened public focus on sustainability matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish goals and take actions to meet such goals, in connection with such matters. We could also be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate ESG initiatives and efforts, could adversely affect our business, results of operations, cash flows and financial condition.

Risks Related to Technology

Security threats, including physical and cyber-security threats, and unauthorized disclosure of sensitive or confidential information could cause us to incur substantial expenses, result in litigation or other legal actions, adversely affect our operating results, and harm our business and reputation with our consumers.

The protection of Company, customer and employee data is critical to us. Through our sales, marketing activities and use of third-party information, we collect and retain certain personally identifiable information that our customers provide to purchase products, enroll in promotional and loyalty programs, register on our website or otherwise communicate and interact with us. This may include, but is not limited to, names, addresses, phone numbers, driver license numbers, email addresses, contact preferences, personally identifiable information stored on electronic devices and payment account information, including credit and debit card information. We also gather and retain information about our employees in the normal course of business. Furthermore, our online operations depend upon the secure transmission of confidential information over public networks, such as information permitting cashless payments. We rely on commercially available systems, software, tools and monitoring, including those controlled by third-party providers, to provide security for processing, transmission and storage of all such data, including confidential information.

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

These security measures may be compromised as a result of ransomware, third-party breaches, burglaries, cyber-attacks, computer viruses, worms, bot attacks, other destructive or disruptive software, errors or malfeasance by employees or employees of third-party vendors, faulty password management, social engineering, misappropriation by third parties or other irregularity, and result in persons obtaining unauthorized access to our data or accounts, data loss or data theft or alteration. Despite implementing safeguards for the protection of such information, we cannot be certain that all of our systems and those of our vendors and unaffiliated third parties are entirely free from vulnerability to attack or compromise. During the normal course of our business, we and the businesses with which we interact have experienced and we expect to continue to experience attempts to breach our systems. There is no assurance that our security controls and practices will prevent the improper disclosure, access or use of confidential, proprietary or sensitive data, and we may be unable to protect sensitive data and the integrity of our systems or to prevent data loss, data alteration or fraudulent purchases. Moreover, an alleged or actual security breach that affects our systems or results in the unauthorized release of personally identifiable information could:

Index
•materially damage our reputation and negatively affect customer sales, satisfaction and loyalty;
•expose us to negative publicity, individual claims or consumer class actions, administrative, civil or criminal investigations or actions, including liability under privacy, security and consumer protection laws or enforcement actions, fines or regulatory proceedings; and
•cause us to incur substantial costs, including but not limited to, costs associated with remediation for or recovery of stolen assets or information, including ransom costs paid to cyber attackers, costs for sending legally required notifications to customers or other affected individuals, litigation costs, lost revenues resulting from disruption in our systems or business, unauthorized use of proprietary information or the failure to retain or attract customers following an attack, and increased cyber protection costs to guard against opportunities for re-occurrence of the breach.

There are relatively new State Privacy Laws (as defined further below), as well as additional laws that are coming into effect or are contemplated, that could impose additional liability on us for any failure to maintain certain security standards. For example, the California Consumer Privacy Act ("CCPA"), as modified by the California Privacy Rights Act ("CPRA") provides a private right of action to California residents for data breaches.

Problems with our information systems could disrupt our operations and negatively impact our financial results and materially adversely affect our business operations. If services we obtain from third parties are unavailable, disrupted, or fail to meet our standards and expectations, our operations could be adversely affected.

Our information systems, including our back-up systems, are subject to damage or interruption from power outages; computer and telecommunications failures; computer viruses, worms, ransomware, and other malicious computer programs; denial-of-service attacks; security breaches (through cyber-attacks from cyber-attackers or sophisticated organizations); catastrophic events such as fires, tornadoes, earthquakes and hurricanes; and internal usage errors. Additionally, we have adopted a hybrid remote work environment which relies on the efficiency and functionality of our information systems. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer loss of critical data and interruptions or delays in our business operations. Any material disruption, malfunction or other similar problems in or with our core information systems could negatively impact our financial results and materially adversely affect our business operations.

We rely on third-party systems to support our business, including our use of an independent service provider for electronic payment processing. If any of these systems fail to function properly, it could disrupt our operations, including our ability to track, record and analyze the merchandise that we sell, process shipments of goods, process financial information or credit card transactions, deliver products, pay our associates, engage with customers through customer service or engage in other normal business activities. If we are unable to contract with third parties having the specialized skills needed to support those strategies or integrate their products and services with our business, or if they fail to meet our performance standards and expectations, our reputation and results of operations could be adversely affected.

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

New and emerging technology may enable new approaches or choices for how our customers procure goods and services and pay for those goods and services. We may be unable to quickly adapt to rapid change resulting from advancements in artificial intelligence, blockchain and cryptocurrency, Internet of Things (IoT), including voice and smart home devices, meta verse and other advanced technologies that may result in changes to our supply chain, distribution channels and point-of-sale capabilities.

Risks Related to Our Capital Structure

Indebtedness that we may incur in the future could adversely affect our financial condition, limit our ability to obtain additional financing, restrict our operations and make us more vulnerable to economic downturns and competitive pressures. In addition, we face risk that our financial institution may fail to fulfill commitments under our 2021 Credit Facility.

As of January 28, 2023, we had $36.3 million outstanding under our 2021 Credit Facility. The 2021 Credit Facility matures on July 9, 2026 and is unsecured.

On February 28, 2023, we entered into a new unsecured credit agreement with Regions Bank (the "2023 Credit Facility") that amends and restates the 2021 Credit Facility. The 2023 Credit Facility increases the aggregate principal amount by $35.0 million to $160.0 million and extends the scheduled maturity date to February 28, 2028. In the future, we may borrow amounts under the 2021 Credit Facility to, among other things, provide funding for our operations, stock repurchases, capital expenditures and other cash requirements.

Given the International Exchange Benchmark Administration’s phase-out of the London Interbank Offering Rate (LIBOR), the variable interest rate under the 2021 Credit Facility and the 2023 Credit Facility is determined based on the Bloomberg Short-Term Bank Yield (BSBY) Index Rate. Changing to an alternate interest index such as BSBY may in the future lead to additional volatility in interest rates and could comparatively increase our debt service obligations.

In addition, Regions Bank is committed to continue providing loans under the 2023 Credit Facility through February 28, 2028. There is a risk that this institution cannot deliver against its obligation in a timely matter, or at all. If Regions Bank were to default on its obligation to fund the commitments under the 2023 Credit Facility, this loan would not be available to us, which could adversely affect our liquidity and financial condition. For discussion of our 2021 Credit Facility and the 2023 Credit Facility, see “Liquidity and Capital Resources” in Item 7 and Note 4, Debt, to our consolidated financial statements.

The market price of our Common Stock may be volatile and ownership of our Common Stock comes with inherent risks.

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

In May 2021, our Board of Directors authorized the expansion of our Repurchase Program by $500.0 million to a total of $800.0 million, as well as its extending the Repurchase Program to February 1, 2025. The purchases may be made from time to time in the open market (including, without limitation, the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, our financial condition and the trading price of our common stock. The Repurchase Program may be extended, modified, suspended or discontinued at any time. We expect to fund the Repurchase Program with existing cash on hand, cash generated from operations, and/or borrowings under our credit facility then in effect. A reduction in, or the completion or expiration of, our Repurchase Program could have a negative effect on our stock price. We can provide no assurance that we will repurchase our common stock at favorable prices, or at all.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (Inflation Reduction Act). The Inflation Reduction Act imposes on a publicly-traded corporation a new, nondeductible excise tax equal to 1% of the fair market value of any stock of the corporation that is repurchased after December 31, 2022 by the corporation during its taxable year. Because this excise tax would be payable by us, and not by a redeeming holder, the imposition of this excise tax could cause a reduction in the cash available on hand to implement the Repurchase Program.

We currently pay a quarterly cash dividend, however, there can be no assurance as to the declaration or amount of future dividends.

We currently pay a quarterly dividend of $0.25 per share. However, any decision to declare and pay dividends in the future, and the amount of any such dividends, will be dependent on a variety of factors, including compliance with Section 170 of the Delaware General Corporation Law; changes to our capital allocation strategy and policies; our results of operation, liquidity and cash flows; contractual restrictions in our debt agreements; economic conditions, other macroeconomic impacts on our business and financial condition, such as inflationary pressure; and other factors the Board of Directors may deem relevant. There can be no assurance that we will continue to declare dividends in any particular amounts or at all, and changes in our dividend policy could adversely affect the market price of our common stock.

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

Index
Changes in federal, state or local laws could increase our expenses and expose us to legal risks. Failure to comply with federal, state or local laws could materially adversely affect our reputation and market position and subject us to legal claims and litigation, cause us to incur substantial additional costs, and materially affect our business and operating results.

Our Company is subject to numerous laws and regulatory matters relating to the conduct of our business. In addition, certain jurisdictions have taken a particularly aggressive stance with respect to certain matters and have stepped up enforcement, including fines and other sanctions. Such laws and regulatory matters include:
•The California Consumer Privacy Act ("CCPA"), which was significantly modified by the California Privacy Rights Act ("CPRA"), new comprehensive privacy legislation in Virginia, Colorado, Connecticut and Utah, each of which go into effect in 2023, and other emerging privacy and IT security laws (together, State Privacy Laws);
•The Telephone Consumer Protection Act ("TCPA") provisions that regulate telemarketing, auto-dialed and pre-recorded calls as well as text messages and unsolicited faxes;
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

Changes in domestic policy, including significant changes in tax, trade, healthcare and other laws and regulations could affect our operations. For example, tax proposals may include changes, which could, if implemented, have an adverse or a beneficial impact on our operations, including a “border adjustment tax” or new import tariffs, which could adversely affect us because we sell imported products. Unknown matters, new laws and regulations or stricter interpretations of existing laws or regulations may affect our business or operations in the future and could lead to government enforcement and resulting litigation by private litigants. Increasing regulations could expose us to a challenging enforcement environment or to third-party liability (such as monetary recoveries and recoveries of attorney’s fees) and could have a material adverse effect on our business and results of operations. In addition, we continue to monitor the Inflation Reduction Act of 2022 and related regulatory developments to evaluate their potential impact on our business, tax rate and financial results.

Our corporate Legal department monitors regulatory activity and is active in notifying and updating applicable departments and personnel on pertinent matters and legislation. Our Human Resources ("HR") department leads compliance training programs to ensure our field managers are kept abreast of HR-related regulatory activity that affects their areas of responsibility. We believe that we are in substantial compliance with applicable environmental and other laws and regulations, and although no assurances can be given, we do not foresee the need for any significant expenditures in this area in the near future.

We rely on a variety of direct marketing techniques, including email, text messages and postal mailings. Any new or emerging restrictions in federal or state laws regarding marketing and solicitation or data protection laws that govern these activities could adversely affect the continuing effectiveness of email, text messages and postal mailing techniques and could force changes in our marketing strategies. If this occurs, we may need to develop alternative marketing strategies, which may not be as effective and could impact the amount and timing of our revenues. Further, any new or emerging privacy laws, or regulations issued under those laws, could include onerous and expensive compliance obligations regarding notice, consent and retention as well as provide new rights for customers such as rights to notification, deletion, amendment, non-discrimination, opt-outs of marketing and sales of data and appeal rights, and such laws and regulations could require us to modify our data processing practices and policies that could lead to regulatory actions or litigation, and potentially fines and damages for non-compliance. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs and/or affect our customers’ willingness to permit us to use and store personal information, and/or affect our ability to invest in or jointly develop products. In addition, to the extent that new or emerging laws or regulations impact our obligations with respect to our employee data, we may be required to incur substantial costs to modify our practices.

While we strive to adhere our practices and procedures to these laws, they are subject to evolving regulations, interpretations and regulator discretion. To the extent a regulator or court disagrees with our interpretation of these laws and determines that our

Index
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

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

We own our Store Support Center in Birmingham, Alabama, and our wholesale and logistics facility in Alabaster, Alabama. In addition, we lease all our existing store locations and expect that our policy of leasing rather than owning will continue for new store openings. Our leases typically provide for terms of five to ten years with options on our part to extend. Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated. We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically reevaluate store locations.

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area. We believe our wholesale and logistics facility is suitable and adequate to support our operations for many years.

As of January 28, 2023, we operated 1,133 stores in 36 contiguous states, and we opened our first store in Nevada during Fiscal 2023. Of these stores, 228 are in enclosed malls, 34 are free-standing and 871 are in strip-shopping centers, which are frequently near a major chain retailer.

Item 3.    Legal Proceedings.

Information relating to material legal proceedings is set forth in Note 9, Commitments and Contingencies, to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and is incorporated herein by reference.
Item 4.    Mine Safety Disclosures.
Not applicable.

Index
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market on which our common stock is listed is the Nasdaq Global Select Market. Our common stock trades under the symbol “HIBB.” As of March 20, 2023, we had nine stockholders of record.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

The graph below compares the cumulative five-year total shareholder return on our common stock with the cumulative total returns of the Nasdaq Composite index, the Nasdaq Retail Trade index and the Dow Jones US Specialty Retailers TSM Index. The graph tracks the five-year performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from January 31, 2018 to January 31, 2023.

$350
$300
$250
$200
$150
$100
$50
1/18
1/19
1/20
1/21
1/22
1/23
Hibbett, Inc.
Nasdaq Composite
Nasdaq Retail Trade
Dow Jones US Specialty Retailers TSM

In Fiscal 2023, we added the Dow Jones Specialty Retailers TSM index as the Nasdaq Retail Trade index is not a widely recognized, easily accessible index and is being discontinued.

	1/18	1/19	1/20	1/21	1/22	1/23
Hibbett, Inc.	100.00	72.30	109.65	249.78	275.29	301.67
Nasdaq Composite	100.00	99.32	126.17	181.79	199.33	163.55
Nasdaq Retail Trade	100.00	106.44	124.08	195.39	185.75	145.31
Dow Jones US Specialty Retailers TSM	100.00	109.82	120.32	178.12	173.95	164.47
Copyright© 2023 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

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

Index
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

Issuer Repurchases of Equity Securities

The following table presents our stock repurchase activity for the thirteen weeks ended January 28, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that may yet be Purchased Under the Programs (in thousands)
October 30, 2022 to November 26, 2022	—	—	—	$330,062
November 27, 2022 to December 31, 2022	—	—	—	$330,062
January 1, 2023 to January 28, 2023	5,357	$68.22	—	$330,062
Total	5,357	$68.22	—	$330,062

(1) In May 2021, our Board of Directors authorized an expansion of the Repurchase Program by $500.0 million to $800.0 million and extended the date through February 1, 2025. The expansion of the Repurchase Program was announced on May 28, 2021. See Note 7, Stock Repurchase Program, to the consolidated financial statements for additional information.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As you read the MD&A, please refer to our consolidated financial statements, included in Part II. Item 8., Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See Cautionary Statement Regarding Forward-Looking Statements and Part I, Item 1A., Risk Factors.
General Overview
We are a leading athletic-inspired fashion retailer primarily located in underserved communities across the country. Founded in 1945, Hibbett stores have a rich history of convenient locations, personalized customer service and access to coveted footwear and apparel from top brands like Nike, Jordan, and adidas. As of January 28, 2023, we operated a total of 1,133 retail stores in 36 states composed of 932 Hibbett stores, 185 City Gear stores and 16 Sports Additions athletic shoe stores.

Our Hibbett stores average 5,800 square feet and are located primarily in strip centers, which are usually near a major chain retailer. Our City Gear stores average 5,200 square feet and are located primarily in strip centers. Our Sports Additions stores average 2,900 square feet with the majority located in malls and usually near a Hibbett store. Our store base consisted of 871 stores located in strip centers, 34 free-standing stores and 228 enclosed mall locations as of January 28, 2023.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for Fiscal 2023, Fiscal 2022 and Fiscal 2021 all included 52 weeks of operations. Fiscal 2024 will include 53 weeks of operations.

Our merchandising emphasizes a TOE-TO-HEAD® approach. We provide a broad assortment of premium brand name footwear, apparel, accessories and team sports equipment at competitive prices in a full service omni-channel environment. We believe that the assortment of brand name merchandise we offer consistently exceeds the merchandise selection carried by most of our

Index
competitors, particularly in our underserved markets and neighborhood centers. Many of these brand name products have limited availability and/or are technical in nature requiring considerable sales assistance. We coordinate with our vendors to educate our sales staff at the store level on new products and trends.

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

In addition to e-commerce sales, we included the following number of stores in comparable store sales:

Fiscal 2023	Fiscal 2022	Fiscal 2021
1,055	1,034	1,015
Executive Summary

Following is a highlight of our financial results over the last three fiscal years:

	Fiscal 2023 (52-weeks)	Fiscal 2022 (52-weeks)	Fiscal 2021 (52-weeks)
Net sales (in millions)	$1,708	$1,691	$1,420
Operating income, percentage to net sales	9.9%	13.5%	6.9%
Comparable store sales	(2.2)%	17.4%	22.2%
Net income (in millions)	$128	$174	$74
Net income, percentage (decrease) increase	(26.5)%	134.7%	171.6%
Diluted earnings per share	$9.62	$11.19	$4.36
During Fiscal 2023, we opened 43 stores, including our first stores in Nevada, and closed six stores. The store base stands at 1,133 in 36 states as of January 28, 2023. Included in the number of new stores and closed stores is one Hibbett store rebranded and opened as a City Gear store. During Fiscal 2022, we opened 36 stores and closed seven stores. Included in the number of new stores and closed stores in Fiscal 2022 is one Sports Additions store rebranded and opened as a Hibbett store. Inventory on a per store basis increased 84.0% compared to Fiscal 2022 as we were able to bring our inventory balance to a level that better supported our sales growth despite continuing supply chain constraints.
We ended Fiscal 2023 with $16.0 million of available cash and cash equivalents on the consolidated balance sheet and had $36.3 million outstanding and $88.7 million remaining under our $125.0 million 2021 Credit Facility at January 28, 2023. Subsequent to the end of Fiscal 2023, on February 28, 2023, we entered into a new $160 million unsecured credit facility. See Note 4, Debt, of Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for the fiscal year ended January 28, 2023, for additional information.
For Fiscal 2023, total company-wide square footage increased 3.6%. To supplement new store openings, we continued to expand high performing stores, increasing the square footage by an average of 38.0% in 10 existing stores in Fiscal 2023.

In Fiscal 2023, comparable store sales decreased 2.2%.

Index
Recent Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, of Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for the fiscal year ended January 28, 2023, for information regarding recent accounting pronouncements.
Results of Operations
The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.8	61.8	64.5
Gross margin	35.2	38.2	35.5
Store operating, selling and administrative ("SG&A) expenses	22.8	22.6	26.5
Depreciation and amortization	2.6	2.1	2.1
Operating income	9.9	13.5	6.9
Interest income (expense), net	(0.1)	—	—
Income before provision for income taxes	9.8	13.5	6.9
Provision for income taxes	2.3	3.2	1.7
Net income	7.5%	10.3%	5.2%
Note: Columns may not sum due to rounding.

A discussion regarding our financial condition and results of operations for the year ended January 28, 2023, or Fiscal 2023," compared to the year ended January 29, 2022, or Fiscal 2022," is presented below.

Fiscal 2023 Compared to Fiscal 2022

Net Sales

Net sales for Fiscal 2023 increased $17.1 million, or 1.0%, to $1.71 billion from $1.69 billion for Fiscal 2022. For Fiscal 2023, 1,055 stores were included in the comparable store sales comparison. Stores not in the comparable store net sales calculation accounted for $91.7 million of net sales.

Comparable store net sales decreased 2.2% compared to Fiscal 2022, but increased by 40.9% compared to the year ended February 1, 2020 ("Fiscal 2020"), the most relevant comparable period prior to the COVID-19 pandemic. Brick and mortar comparable sales decreased 4.9% and e-commerce sales increased 14.0% compared to Fiscal 2022. In relation to Fiscal 2020, brick and mortar comparable sales increased 31.5% and e-commerce sales grew 115.5%. E-commerce represented 15.6% of total net sales in Fiscal 2023, compared to 13.8% in Fiscal 2022, and 10.4% in Fiscal 2020.

Gross Margin

Cost of goods sold includes the cost of merchandise, the related inbound and outbound freight expense, occupancy costs for stores and occupancy and operating costs for our wholesale and logistics facility.

Gross margin was $601.9 million, or 35.2% of net sales, in Fiscal 2023, compared with $646.4 million, or 38.2% of net sales, in Fiscal 2022. The approximate 300 basis point decline was primarily due to:
•lower average product margin of approximately 195 basis points, mainly due to promotional activity focused primarily in apparel and a higher mix of e-commerce sales which carry a lower margin than brick and mortar sales;
•increased cost of freight and transportation costs of approximately 65 basis points driven by higher fuel costs and an increase in our e-commerce mix; and
•deleverage of store occupancy costs of approximately 65 basis points mainly due to higher utility and store security

Index
costs.

These unfavorable impacts to gross margin were partially offset by expense leverage of approximately 25 basis points in our logistics operations.

SG&A Expenses

SG&A expenses were $389.6 million, or 22.8% of net sales, for Fiscal 2023, compared with $382.4 million, or 22.6% of net sales, for Fiscal 2022. The approximate 20 basis point increase is primarily the result of deleverage from wages and related employee benefits.

Depreciation and amortization

Depreciation and amortization of $43.9 million increased approximately 45 basis points as a percentage of net sales for Fiscal 2023 compared to Fiscal 2022. The increase in dollars year-over-year was primarily due to increased capital investment, reflecting our ongoing commitment to invest in organic growth opportunities and infrastructure improvement projects.

Provision for income taxes

The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 23.3% for Fiscal 2023 and 23.5% for Fiscal 2022. The effective income tax rate fluctuates year-over-year primarily from the impact of income tax credits or discrete items, including the amount of equity compensation deductions year-over-year which are affected by our stock price.
Fiscal 2022 Compared to Fiscal 2021
For a comparison of our results for Fiscal 2022 to Fiscal 2021, and other financial information related to Fiscal 2021, refer to our Annual Report on Form 10-K for the year ended January 29, 2022, filed with the SEC on March 25, 2022.
Liquidity and Capital Resources
Macroeconomic Factors

We continue to monitor the impacts of inflation, wage pressures, higher interest rates, a more cautious consumer and geopolitical conflicts on our business. The positive sales impact of pandemic-related stimulus payments and incremental unemployment benefits in the previous two fiscal years began moderating in the fourth quarter of Fiscal 2022. These factors have had very little impact on Fiscal 2023 results. We have experienced significant input cost inflation for commodities, fuel, freight and transportation, and wages in Fiscal 2023.

Analysis of Cash Flows

Our capital requirements relate primarily to funding capital expenditures, stock repurchases, dividends, the maintenance of facilities and systems to support company growth and working capital requirements. Our working capital requirements are somewhat seasonal in nature and typically increase as we approach our three main selling seasons. The tax season occurs primarily in February and March. The back-to-school season typically starts in late July and runs into August. The holiday season traditionally begins in November and continues through the month of December. Historically, we have funded our cash requirements primarily through our cash flow from operations and from borrowings under our credit facility in effect.

We believe that our existing cash balances, expected cash flow from operations, funds available under existing credit facilities, operating and finance leases and normal trade credit will be sufficient to fund our operations and capital expenditures for the next 12 months and for the foreseeable future. We are not aware of any trends or events that would materially affect our capital requirements or liquidity.

Index
Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)
Net cash provided by operating activities	$77,043	$159,488	$197,716
Net cash used in investing activities	(63,170)	(70,161)	(32,970)
Net cash used in financing activities	(14,912)	(281,563)	(21,534)
Net (decrease) increase in cash and cash equivalents	$(1,039)	$(192,236)	$143,212
Operating Activities.
Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to increase inventory in advance of peak selling events including the spring sales period, the late summer back-to-school shopping season and the traditional winter holidays. Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $77.0 million for the 52-weeks ended January 28, 2023 compared with net cash provided by operating activities of $159.5 million and $197.7 million for the 52-weeks ended January 29, 2022 and January 30, 2021, respectively. Operating activities consist primarily of net income adjusted for certain non-cash items and changes in operating assets and liabilities as noted in the bullets below.
•Non-cash depreciation and amortization expenses have increased in each fiscal year due to capital expenditure investments in new stores, existing store remodels and refreshes, technology enhancements and corporate infrastructure.
•Non-cash stock-based compensation expense fluctuates with the number of the equity eligible employees, achievement of performance-based equity awards at greater or lesser than their target level, fluctuations in the price of our common stock and levels of forfeitures in any given period.
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
•Inventory balances in the current year have continued building from much lower levels that were not sustainable in relation to sales growth and customer demand. Much of the dollar increase has been driven by product cost increases. Inventory levels in the prior two years were reduced significantly due to a surge in demand combined with a disruption in the supply chain that made it difficult to replenish balances.
•Changes in accounts payable are due mainly to the timing of payments in relation to inventory receipts. The current year higher balance compared to previous periods is due to the timing of inventory receipts throughout the fourth quarter.
•Changes in other assets and liabilities are due primarily to the timing of payments related to payroll and changes in incentive-based obligations.
Investing Activities.
Cash used in investing activities in Fiscal 2023, Fiscal 2022 and Fiscal 2021 totaled $63.2 million, $70.2 million and $33.0 million, respectively. Gross capital expenditures used $62.8 million, $71.2 million and $34.8 million during Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. Capital expenditures in all periods primarily consisted of store development (new stores, relocations, remodels and expansions), technology and infrastructure projects.
We opened 43 new stores and expanded and/or relocated 16 additional existing stores during Fiscal 2023. We opened 36 new stores and expanded and/or relocated 16 additional existing stores during Fiscal 2022. We opened 28 new stores and expanded and/or relocated 15 additional existing stores during Fiscal 2021.

Our capital expenditures for the fiscal year ending February 3, 2024, are expected to be in the range of $60.0 million to $70.0 million, with the largest allocation focused on store development and improving the consumer experience.

Index
Financing Activities.

Net cash used in financing activities was $14.9 million in Fiscal 2023. Net cash used in financing activities was $281.6 million in Fiscal 2022 and net cash used in financing activities was $21.5 million in Fiscal 2021. Historically, the fluctuation in net financing activities between years is primarily the result of borrowing activity and repurchases of our common stock.

In Fiscal 2023, net borrowings on our 2021 Credit Facility were $36.3 million. In Fiscal 2022 and Fiscal 2021, net borrowings were zero. Subsequent to Fiscal 2023, we replaced the 2021 Credit Facility with the 2023 Credit Facility, a new $160 million unsecured credit facility with Regions Bank. The 2023 Credit Facility increases our financial strength and provides us with greater operational flexibility. See Note 4, Debt, to the consolidated financial statements for additional information.

We expended $40.9 million, $271.1 million and $17.6 million on repurchases of our common stock during Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. This included cash used to settle net share equity awards of $2.4 million, $3.3 million and $0.9 million during Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively. See Note 7, Stock Repurchase Program, to the consolidated financial statements for additional information.

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

In June 2021, the Board instituted a quarterly cash dividend program with the first cash dividend payment made on July 20, 2021, at $0.25 per share of common stock outstanding as of the record date. During the fiscal year ended January 28, 2023, we paid cash dividends of $12.9 million under four declarations of $0.25 per share of common stock outstanding as of the record date. During the fiscal year ended January 29, 2022, we paid cash dividends of $10.9 million under three declarations of $0.25 per share of common stock outstanding as of the record date. See Note 8, Dividends, to the consolidated financial statements for additional information.

Financing activities also consisted of proceeds from stock option exercises and employee stock plan purchases. As stock options are exercised and shares are purchased through our employee stock purchase plan, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

Purchase obligations, which include all legally binding contracts such as software license commitments and service contracts were $27.2 million and $28.1 million at January 28, 2023 and January 29, 2022, respectively. These purchase obligations are primarily due within five years and are recorded as liabilities when goods are received or services rendered. We issue inventory purchase orders in the ordinary course of business, which represent authorizations to purchase that are cancellable by their terms. We do not consider purchase orders to be firm inventory commitments.
Other Economic Factors

Our ability to provide quality imported merchandise on a profitable basis may be subject to political and economic factors and influences that we cannot control. National or international events, including changes in government trade, geopolitical conflicts or other policies, could increase our merchandise costs and other costs that are critical to our operations. Consumer spending could also decline because of economic pressures. See Item 1A., Risk Factors for more information.

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

Index
Revenue Recognition. We recognize revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers, when control of the merchandise is transferred to our customer, which is at delivery. Sales are recorded net of expected returns at the time the customer takes possession of the merchandise. Net sales exclude sales taxes because we are a pass-through conduit for collecting and remitting these taxes.

The net deferred revenue liability for gift cards and customer orders at January 28, 2023 and January 29, 2022 was $9.8 million and $9.6 million, respectively, recognized in accounts payable on our consolidated balance sheets. We recognize revenue when a gift card is redeemed by the customer and recognize gift card breakage income in net sales in proportion to the redemption pattern of rights exercised by the customer. In Fiscal 2023, Fiscal 2022 and Fiscal 2021, gift card breakage income was immaterial for all years.

During the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, $1.6 million, $1.4 million and $1.2 million of gift card deferred revenue from prior periods was realized, respectively.

Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our consolidated balance sheets and was $4.1 million and $3.7 million at January 28, 2023 and January 29, 2022, respectively.

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

Lower of Cost and Net Realizable Value: We regularly review inventories to determine if the carrying value exceeds net realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary. We account for obsolescence as part of our lower of cost and net realizable value accrual based on historical trends and specific identification. As of January 28, 2023 and January 29, 2022, the accrual was $5.6 million and $5.3 million, respectively. A determination of net realizable value requires significant judgment.

Shrink Reserves: We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts. These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger. Physical inventory counts are performed on a cyclical basis. As of January 28, 2023 and January 29, 2022, the accrual was $0.7 million and $0.9 million, respectively.

Inventory Purchase Concentration: Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented 69.9%, 61.0%, and 65.0% of our purchases for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

Long-Lived Assets. Long-lived assets, including lease assets, are evaluated for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. When evaluating long-lived assets for impairment, we first compare the carrying value of the asset or asset group to its estimated undiscounted future cash flows. Our estimate of undiscounted future cash flows is based on historical operations and predictions of future profitability. Significant assumptions are required to estimate cash inflows and outflows directly resulting from the use of assets in operations, including margin on net sales, occupancy costs, payroll and related costs, and other costs to operate a store. If the estimated future cash flows are less than the carrying value of the related asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the related asset or asset group to its estimated fair value, which may be based on an estimated future cash flow model, quoted market value or other valuation technique, as appropriate. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For depreciable long-lived assets, the new cost basis will be depreciated (amortized) over the remaining estimated useful life of that asset. Impairment loss calculations require significant judgment to estimate future cash flows and asset fair values.

Index
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

Additionally, Regions Bank is committed to provide loans under our new 2023 Credit Facility. There is a risk that Regions Bank cannot deliver against these obligations. See “Risk Factors.”

Interest Rate Risk

Our net exposure to interest rate risk results primarily from interest rate fluctuations on existing credit facilities, which bear interest at a rate that varies with the Bloomberg Short-Term Bank Yield ("BSBY"), prime or federal funds rates. At the end of Fiscal 2023, we had $36.3 million borrowings outstanding under our 2021 Credit Facility. At the end of Fiscal 2022, we had no borrowings outstanding under our 2021 Credit Facility. A 100 basis point increase or decrease in the interest rate on borrowings under existing credit facilities would not result in a material impact to our results of operations at our anticipated borrowing levels.

Activity against our credit facilities in effect during the periods indicated are as follows (dollars in millions):

	52-Weeks Ended January 28, 2023	52-Weeks Ended January 29, 2022
Number of day borrowings incurred	307	21
Average borrowings	$40.8	$2.0
Maximum borrowings	$110.5	$18.7
Average interest rate	3.21%	1.35%

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

Our operations are influenced by general economic conditions including periodic changes in the cost of products we sell. More recently, we have experienced accelerated wage inflation and increases in the cost of goods and services necessary to support our business. We do not believe the net impact of inflation has had a material impact on our historical results of operations. As the current inflationary environment persists over an extended period of time, we anticipate there may be changes in consumer sentiment and shopping behavior in addition to the expectation that certain expense categories will be affected. The overall impact of inflation is not expected to have a long-term material impact on our results of operations as we have generally been able to pass along a significant portion of product cost increases to our customers and proactively deploy a number of mitigation strategies to offset other cost increases.

Index
Item 8.    Consolidated Financial Statements and Supplementary Data.
The following consolidated financial statements of our Company are included in response to this item:
•Reports of Independent Registered Public Accounting Firms (PCAOB ID: 42)
•Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022
•Consolidated Statements of Operations for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021
•Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021
•Consolidated Statements of Stockholders’ Investment for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021
•Notes to Consolidated Financial Statements
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hibbett, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hibbett, Inc. and subsidiaries (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, stockholders’ investment and cash flows for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 24, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Inventory Valuation
Description of the Matter	At January 28, 2023, the Company’s inventories, net balance was $420.8 million. As discussed in Note 1 of the consolidated financial statements, the Company values inventories using the lower of weighted average cost or net realizable value method. Adjustments to reduce inventories to their net realizable value are determined by management based on historical trends and specific identification.

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
Birmingham, Alabama
March 24, 2023

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hibbett, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hibbett, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hibbett, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hibbett, Inc. as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, stockholders’ investment and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and our report dated March 24, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Birmingham, Alabama
March 24, 2023

Index
Hibbett, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share information)

ASSETS	January 28, 2023	January 29, 2022
Current Assets:
Cash and cash equivalents	$16,015	$17,054
Receivables, net	12,850	13,607
Inventories, net	420,839	221,219
Prepaid expenses	16,089	11,430
Other current assets	7,262	13,704
Total current assets	473,055	277,014

Property and equipment, net	169,476	145,967
Operating right-of-use assets	263,391	243,751
Finance right-of-use assets, net	2,279	2,186

Tradename intangible asset	23,500	23,500
Deferred income taxes, net	3,025	7,187
Other assets, net	4,434	3,612
Total Assets	$939,160	$703,217

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$190,648	$85,647
Operating lease obligations	72,544	68,521
Credit facility	36,264	—
Finance lease obligations	1,132	975
Accrued payroll expenses	11,361	26,320
Other accrued expenses	15,803	13,401
Total current liabilities	327,752	194,864

Operating lease obligations	229,388	212,349
Finance lease obligations	1,305	1,427
Unrecognized tax benefits	368	546
Other liabilities	4,116	2,516
Total liabilities	562,929	411,702

Stockholders’ Investment:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 160,000,000 and 80,000,000 shares authorized, at January 28, 2023 and January 29, 2022, respectively; 39,916,593 and 39,611,163 shares issued at January 28, 2023 and January 29, 2022, respectively	399	396
Paid-in capital	213,182	202,729
Retained earnings	1,137,481	1,022,317
Treasury stock, at cost, 27,166,538 and 26,317,947 shares repurchased at January 28, 2023 and January 29, 2022, respectively	(974,831)	(933,927)
Total stockholders’ investment	376,231	291,515
Total Liabilities and Stockholders’ Investment	$939,160	$703,217

See accompanying notes to consolidated financial statements.

Index
Hibbett, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share information)

	Fiscal Year Ended
	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)
Net sales	$1,708,316	$1,691,184	$1,419,657
Cost of goods sold	1,106,415	1,044,777	915,169
Gross margin	601,901	646,407	504,488

Store operating, selling and administrative expenses	389,563	382,414	356,856
Goodwill impairment	—	—	19,661
Depreciation and amortization	43,919	35,827	29,583
Operating income	168,419	228,166	98,388

Interest income	124	43	127
Interest expense	(1,579)	(317)	(563)
Interest income (expense), net	(1,455)	(274)	(436)
Income before provision for income taxes	166,964	227,892	97,952

Provision for income taxes	38,907	53,579	23,686
Net income	$128,057	$174,313	$74,266

Basic earnings per share	$9.89	$11.63	$4.49
Diluted earnings per share	$9.62	$11.19	$4.36

Weighted average shares outstanding:
Basic	12,951	14,993	16,547
Diluted	13,315	15,582	17,037

See accompanying notes to consolidated financial statements.

Index
Hibbett, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)
Cash Flows From Operating Activities:
Net income	$128,057	$174,313	$74,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,919	35,827	29,583
Contingent earnout, net	—	(13,761)	(1,296)
Impairment charges	617	2,915	37,109
Deferred income taxes and unrecognized income tax benefit, net	6,146	7,259	(5,774)
Gain on disposal of assets, net	(505)	(1,501)	(3,076)
Stock-based compensation	6,811	5,540	3,799
Other non-cash adjustments	—	—	(135)
Changes in operating assets and liabilities:
Receivables, net	7,103	(1,694)	(3,768)
Inventories, net	(199,619)	(19,181)	85,973
Prepaid expenses and other assets	(3,279)	(986)	(1,270)
Accounts payable	100,925	(25,580)	(26,261)
Accrued expenses and other	(13,132)	(3,663)	8,566
Net cash provided by operating activities	77,043	159,488	197,716

Cash Flows From Investing Activities:
Capital expenditures	(62,828)	(71,153)	(34,760)
Proceeds from sale of property and equipment	337	1,147	841
Other	(679)	(155)	949
Net cash used in investing activities	(63,170)	(70,161)	(32,970)

Cash Flows From Financing Activities:
Proceeds under credit facilities	982,968	38,259	117,535
Repayments under credit facilities	(946,704)	(38,259)	(117,535)
Stock repurchases	(38,458)	(267,826)	(16,717)
Payment of cash dividends	(12,881)	(10,939)	—
Payment of contingent earnout	—	(1,239)	(4,761)
Payments of finance lease obligations	(1,036)	(960)	(1,017)
Settlement of net share equity awards	(2,446)	(3,257)	(897)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	3,645	2,658	1,858
Net cash used in financing activities	(14,912)	(281,563)	(21,534)

Net (decrease) increase in cash and cash equivalents	(1,039)	(192,236)	143,212
Cash and cash equivalents, beginning of year	17,054	209,290	66,078
Cash and cash equivalents, end of year	$16,015	$17,054	$209,290

Index
Hibbett, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Year Ended
	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,532	$243	$560
Income taxes, net of refunds	$26,414	$52,899	$33,654
Operating cash flows from operating leases	$83,073	$76,400	$77,439
Operating cash flows from finance leases	$116	$136	$179
Financing cash flows from finance leases	$1,036	$960	$1,017

Supplemental Schedule of Non-Cash Activities:
Non-cash accruals for capital expenditures	$4,075	$4,012	$1,814
Operating leases obtained in exchange for lease liabilities, net	$87,717	$91,325	$57,357
Finance leases obtained in exchange for lease liabilities, net	$1,086	$(407)	$1,985

See accompanying notes to consolidated financial statements.

Index
Hibbett, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Investment
(in thousands)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders’ Investment
Balance-February 1, 2020	39,141	$391	$188,879	$784,942	22,280	$(645,229)	$328,983
Net income	—	—	—	74,266	—	—	74,266
Issuance of shares through the Company’s equity plans	239	3	1,855	—	—	—	1,858
Adjustment for adoption of accounting standard(1)	—	—	—	(256)	—	—	(256)
Purchase of shares under the stock repurchase program	—	—	—	—	578	(16,717)	(16,717)
Settlement of net share equity awards	—	—	—	—	43	(897)	(897)
Stock-based compensation	—	—	3,799	—	—	—	3,799
Balance-January 30, 2021	39,380	394	194,534	858,951	22,901	(662,843)	391,036
Net income	—	—	—	174,313	—	—	174,313
Issuance of shares through the Company’s equity plans	231	2	2,656	—	—	—	2,658
Declaration of dividends (three quarterly $0.25 per common share)	—	—	—	(10,949)	—	—	(10,949)
Purchase of shares under the stock repurchase program	—	—	—	—	3,371	(267,826)	(267,826)
Settlement of net share equity awards	—	—	—	—	46	(3,257)	(3,257)
Stock-based compensation	—	—	5,540	—	—	—	5,540
Balance-January 29, 2022	39,611	396	202,729	1,022,317	26,318	(933,927)	291,515
Net income	—	—	—	128,057	—	—	128,057
Issuance of shares through the Company’s equity plans	306	3	3,642	—	—	—	3,645
Declaration of dividends (four quarterly $0.25 per common share)	—	—	—	(12,893)	—	—	(12,893)
Purchase of shares under the stock repurchase program	—	—	—	—	797	(38,458)	(38,458)
Settlement of net share equity awards	—	—	—	—	52	(2,446)	(2,446)
Stock-based compensation	—	—	6,811	—	—	—	6,811
Balance-January 28, 2023	39,917	$399	$213,182	$1,137,481	27,167	$(974,831)	$376,231

(1) Adoption of ASU 2016-13, Topic 326, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. See Note 2, Recent Accounting Pronouncements, in our Annual Report on Form 10-K filed on April 7, 2021.

See accompanying notes to consolidated financial statements.

Index
Hibbett, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett, Inc. is a leading athletic-inspired fashion retailer with an omni-channel platform and over 1,100 stores under the Hibbett, City Gear and Sports Additions banners, primarily located in underserved communities. References to “we,” “our,” “us,” “Hibbett” and the “Company” refer to Hibbett, Inc. and its subsidiaries as well as its predecessors. Our fiscal year ends on the Saturday closest to January 31 of each year. The consolidated statements of operations for Fiscal 2023, Fiscal 2022 and Fiscal 2021 all include 52-weeks of operations. Our merchandise assortment features a core selection of brand name merchandise emphasizing athletic footwear, athletic and fashion apparel, related accessories and team sports equipment. We complement this core assortment with a selection of localized footwear, apparel and accessories designed to appeal to customers within each market.

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

We also receive consideration from vendors through a variety of other programs, including markdown reimbursements, vendor compliance charges and defective merchandise credits. If the payment is a reimbursement for costs incurred, it is recognized as an offset against those related costs; otherwise, it is treated as a reduction to the cost of merchandise. Markdown reimbursements related to sold merchandise are negotiated by our merchandising teams and are credited directly to cost of goods sold in the period received. If vendor funds are received prior to merchandise being sold, they are recorded as a reduction of merchandise cost. Vendor compliance charges and defective merchandise credits reduce the cost of inventories.

Index
Marketing
We expense marketing costs when incurred. We participate in various marketing cooperative programs with our vendors, who, under these programs, reimburse us for certain costs incurred.
The following table presents the components of our marketing expense (in thousands):

	Fiscal Year Ended
	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)
Gross marketing costs	$36,525	$32,964	$23,576
Marketing reimbursements	(6,892)	(4,525)	(1,524)
Net marketing costs	$29,633	$28,439	$22,052

Cost of Goods Sold
We include merchandise costs, store occupancy costs, logistics-related occupancy and operating costs, and ship-to-home freight in cost of goods sold.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents. Amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days. Cash equivalents related to credit and debit card transactions at January 28, 2023 and January 29, 2022 were $7.4 million and $6.6 million, respectively.
Inventories
Inventories are valued using the lower of weighted average cost or net realizable value method. Items are removed from inventory using the weighted average cost method.
Lower of Cost and Net Realizable Value: We regularly review inventories to determine if the carrying value exceeds net realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary. We account for obsolescence as part of our lower of cost and net realizable value accrual based on historical trends and specific identification. As of January 28, 2023 and January 29, 2022, the accrual was $5.6 million and $5.3 million, respectively. A determination of net realizable value requires significant judgment.
Shrink Reserves: We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts. These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger. Physical inventory counts are performed on a cyclical basis. As of January 28, 2023 and January 29, 2022, the accrual was $0.7 million and $0.9 million, respectively.
Inventory Purchase Concentration: Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented 69.9%, 61.0%, and 65.0% of our purchases for Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.
Property and Equipment
Property and equipment are recorded at cost. Finance lease assets are shown as right-of-use (ROU) assets and are excluded from property and equipment. (See Note 3, Leases).

Index
Property and equipment consists of the following (in thousands):

	January 28, 2023	January 29, 2022
Land	$7,277	$7,277
Buildings	22,529	22,247
Equipment	134,304	119,505
Furniture and fixtures	67,522	59,137
Leasehold improvements	170,773	137,279
Construction in progress	5,501	4,086
Total property and equipment	407,906	349,531
Less: accumulated depreciation and amortization	238,430	203,564
Total property and equipment, net	$169,476	$145,967

Depreciation on property and equipment utilizes the straight-line method generally over the following estimated service lives:

Buildings	39 years
Leasehold improvements	3 – 10 years
Furniture and fixtures	7 years
Equipment	3 – 7 years

For leasehold improvements, we calculate depreciation using the shorter of the term of the underlying leases or the estimated economic lives of the improvements. The term of the lease includes option periods when exercise of the option is reasonably certain. We continually reassess the remaining useful life of leasehold improvements in light of store closing plans.

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

In valuing goodwill, we use a combination of the Discounted Cash Flow methodology and the Guideline Public Company methodology, which requires assumptions related to future cash flows, discount rate and comparable public company entities. In the first quarter of Fiscal 2021, we determined that goodwill of our City Gear reporting unit was fully impaired and recognized a non-cash impairment charge of $19.7 million. No impairment related to goodwill was recognized during Fiscal 2023 or Fiscal 2022.

Historically, we have performed a quantitative assessment utilizing the Relief from Royalty method which required assumptions related to future revenues, royalty rate, and discount rate in valuing the tradename intangible. In the first quarter of Fiscal 2021, we determined that the City Gear tradename was partially impaired and recognized a non-cash impairment charge of $8.9 million in store operating, selling and administrative expenses. In Fiscal 2023, we performed a qualitative assessment based on specific facts and circumstances including microeconomic and market conditions, current year financial results and the results from the prior quantitative assessment. No impairment related to the tradename was recognized during Fiscal 2023 or Fiscal 2022.

Index
Long-Lived Assets

Long-lived assets, including lease assets, are evaluated for impairment whenever events or circumstances indicate that the carrying value may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is generally the individual store level. When evaluating long-lived assets for impairment, we first compare the carrying value of the asset or asset group to its estimated undiscounted future cash flows. Our estimate of undiscounted future cash flows is based on historical operations and predictions of future profitability. Significant assumptions are required to estimate cash inflows and outflows directly resulting from the use of assets in operations, including margin on net sales, occupancy costs, payroll and related costs, and other costs to operate a store. If the estimated future cash flows are less than the carrying value of the related asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the related asset or asset group to its estimated fair value, which may be based on an estimated future cash flow model, quoted market value or other valuation technique, as appropriate. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. For depreciable long-lived assets, the new cost basis will be depreciated (amortized) over the remaining estimated useful life of that asset. Impairment loss calculations require significant judgment to estimate future cash flows and asset fair values.

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

The net deferred revenue liability for gift cards and customer orders at January 28, 2023 and January 29, 2022 was $9.8 million and $9.6 million, respectively, recognized in accounts payable on our consolidated balance sheets. We recognize revenue when a gift card is redeemed by the customer and recognize gift card breakage income in net sales in proportion to the redemption pattern of rights exercised by the customer. In Fiscal 2023, Fiscal 2022 and Fiscal 2021, gift card breakage income was immaterial for all years.

During the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, $1.6 million, $1.4 million and $1.2 million of gift card deferred revenue from prior periods was realized, respectively.

Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our consolidated balance sheets and was $4.1 million and $3.7 million at January 28, 2023 and January 29, 2022, respectively.

Return Sales: The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price. The liability is included in accounts payable on our consolidated balance sheets. The return asset and corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer is immaterial.
Revenues disaggregated by major product categories are as follows (in thousands):

	Fiscal 2023 (52-weeks)	Fiscal 2022 (52-weeks)	Fiscal 2021 (52-weeks)
Footwear	$1,135,475	$1,044,191	$911,789
Apparel	412,021	483,236	384,431
Equipment	160,820	163,757	123,437
	$1,708,316	$1,691,184	$1,419,657

Store Opening and Closing Costs
New store opening costs, including pre-opening costs, are charged to expense as incurred. Store opening costs primarily include payroll expenses, training costs and straight-line rent expenses. All pre-opening costs are included in store operating, selling and

Index
administrative expenses as a part of operating expenses.
We generally consider individual store closings to be a normal part of operations and regularly review store performance against expectations. Costs associated with store closings are recognized at the time of closing or when a liability has been incurred. These costs were not material in Fiscal 2023, Fiscal 2022 or Fiscal 2021.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
Standards that were adopted

We adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” on January 31, 2021. ASU 2019-12 removes certain exceptions to the general provisions of Topic 740 and provides simplification in other areas of Topic 740. The adoption of ASU 2019-12 had no material impact on our consolidated financial statements.

Standards that are not yet adopted

We continuously monitor and review all current accounting pronouncements and standards from the FASB for applicability to our operations. As of January 28, 2023, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.
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

Index
ROU lease assets are periodically reviewed for impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to evaluate assets and asset groups, including ROU assets, for impairment and to calculate any impairment loss to be recognized. Asset group impairment charges of approximately $0.6 million, $2.9 million and $8.5 million were recognized during Fiscal 2023, Fiscal 2022 and Fiscal 2021, respectively.

Store operating lease cost and logistics-related transportation equipment operating lease cost are included in cost of goods sold in the consolidated statements of operations. Office equipment and other equipment operating lease cost is included in store operating, selling and administrative expenses in the consolidated statements of operations.

	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)
Operating lease cost	$76,051	$68,359	$67,030
Finance lease cost:
Amortization of assets	977	849	913
Interest on lease liabilities	116	136	179
Variable lease cost (1)	18,188	18,379	13,328
	$95,332	$87,723	$81,450
(1) Includes rent based on a percent of sales, common area maintenance, insurance and property tax.

Short-term leases are not recorded on our consolidated balance sheet and short-term lease cost is immaterial.

Finance right-of-use assets on the consolidated balance sheet at January 28, 2023 and January 29, 2022 are shown net of accumulated amortization of $3.3 million and $2.5 million, respectively.

The following table provides supplemental balance sheet information related to leases:

	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Weighted average remaining lease term (in years):
Operating leases	5	5
Finance leases	3	3

Weighted average discount rate:
Operating leases	3.5%	3.0%
Finance leases	5.2%	5.1%

Index

Maturities of lease liabilities (in thousands):

	January 28, 2023 (52-Weeks)
	Operating	Finance	Total
Fiscal 2024	$81,744	$1,218	$82,962
Fiscal 2025	73,763	493	74,256
Fiscal 2026	59,111	413	59,524
Fiscal 2027	45,075	211	45,286
Fiscal 2028	30,539	192	30,731
Thereafter	40,452	99	40,551
Total minimum lease payments	330,684	2,626	333,310
Less amount representing interest	28,752	189	28,941
	$301,932	$2,437	$304,369

As of January 28, 2023, we have entered into operating leases of approximately $11.0 million related to future store locations that have not yet commenced.

NOTE 4. DEBT

On July 9, 2021, we executed an unsecured Credit Agreement (the "2021 Credit Facility") between the Company and its subsidiaries and Regions Bank. The 2021 Credit Facility provided an unsecured line of credit of up to $100.0 million and is effective through July 9, 2026 with an interest rate of one-month LIBOR plus 1.0% to 1.8% depending on specified leverage levels.

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

On April 7, 2022, we executed a First Note Modification Agreement (the "Modification Agreement") between the Company and its subsidiaries and Regions Bank. The Modification Agreement increased the line of credit specified in the 2021 Credit Facility to $125.0 million. The expiration date of July 9, 2026 and the financial covenants included in the 2021 Credit Facility remained unchanged.

In addition, on April 7, 2022, we executed a First Amendment to the 2021 Credit Facility (the "First Amendment") and to the Modification Agreement, between the Company and its subsidiaries and Regions Bank. The First Amendment replaced LIBOR as the benchmark rate with the Bloomberg Short-Term Bank Yield ("BSBY) Index Rate. Pursuant to the First Amendment, the 2021 Credit Facility carries an interest rate of BSBY plus 1.0% to 1.8% depending on specified leverage levels.

As of January 28, 2023, we were in compliance with these covenants.

Index
Activity against our credit facilities during the periods indicated are as follows (dollars in millions):

	52-Weeks Ended January 28, 2023	52-Weeks Ended January 29, 2022
Number of day borrowings incurred	307	21
Average borrowings	$40.8	$2.0
Maximum borrowings	$110.5	$18.7
Average interest rate	3.21%	1.35%

Subsequent to January 28, 2023, on February 28, 2023, we entered into a new unsecured Credit Agreement (the "2023 Credit Facility") with Regions Bank, as administrative agent for the lenders, swingline leader and issuing bank. The 2023 Credit Facility matures on February 28, 2028, and restates and replaces the 2021 Credit Facility and amends certain of its terms and conditions, including the following:
•increases the aggregate principal amount of commitments by $35 million, from $125 million to $160 million, which includes a $25 million sublimit for the issuance of standby letters of credit and $25 million sublimit for swingline loans;
•permits us to increase the aggregate principal amount of commitments by up to an additional $50 million, subject to certain terms and conditions;
•provides that borrowings bear interest at either (i) an annual rate equal to the BSBY Rate, plus an applicable margin ranging from 1.0% to 2.0% depending on specified leverage levels (the "Applicable Margin"), or (ii) at the Company's option, (x) a base rate as set forth in the 2023 Credit Facility plus the Applicable Margin or (y) the BSBY Rate plus the Applicable Margin; and
•adjusts the annual commitment fee to an amount, dependent on the amount of debt outstanding, between 12.5 and 25 basis points of the unused portion of the 2023 Credit Facility, from an amount between 15 and 20 basis points of such amount under the 2021 Credit Facility.

Except as described above, the 2023 Credit Facility did not make any material changes to the principal terms of the 2021 Credit Facility, including with respect to financial covenants.
NOTE 5. STOCK-BASED COMPENSATION
At January 28, 2023, we had four stock-based compensation plans:
(a)The Amended and Restated 2015 Equity Incentive Plan (EIP) provides that the Board may grant equity awards to certain employees of the Company at its discretion. The EIP was adopted effective July 1, 2015 and subsequently amended and restated effective May 28, 2020. Including shares added in the amendment and restatement, the EIP authorizes grants of equity awards of up to 2,500,000 authorized but unissued shares of common stock. At January 28, 2023, there were 1,368,840 shares available for grant under the EIP.
(b)The 2015 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 300,000 shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP was adopted effective July 1, 2015. At January 28, 2023, there were 119,541 shares available for purchase under the ESPP.
(c)The 2015 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options. The Deferred Plan was adopted effective July 1, 2015 and authorizes grants up to 150,000 authorized but unissued shares of common stock. At January 28, 2023, there were 119,362 shares available for grant under the Deferred Plan.
(d)The Amended and Restated 2012 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors. The DEP was adopted effective May 24, 2012 and subsequently amended and restated effective May 25, 2022. The amendment and restatement reset the authorization of grants of equity awards of up to 500,000 authorized but unissued shares of common stock. At January 28, 2023, there were 496,858 shares available for grant under the DEP.
Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards. As of January 28, 2023, we had only granted awards in the form of stock options, restricted stock units (RSUs) and performance-based units (PSUs) to our employees. The annual grants made for Fiscal 2023, Fiscal 2022 and Fiscal

Index
2021 to employees consisted solely of RSUs. We have also awarded PSUs to our Named Executive Officers (NEOs). Due to the economic uncertainties at the onset of the COVID-19 pandemic, coupled with the timing of our annual equity awards, the Board elected to award only service-based units to our NEOs in Fiscal 2021.
As of January 28, 2023, we had only granted awards in the form of stock, stock options and deferred stock units (DSUs) to our Board members. Under the DEP, Board members currently receive an annual value of $75,000 worth of equity in the form of stock options or RSUs upon election to the Board and a value of $110,000 worth of equity in any form allowed within the DEP, for each full year of service, pro-rated for Directors who have served less than one full year. The Chairman of the Board receives an annual value of $135,000 of equity in any form allowed within the DEP. Due to the economic uncertainties at the onset of the COVID-19 pandemic, coupled with the timing of our annual equity awards, the Board elected to reduce the value of the annual equity award to each applicable Director in Fiscal 2021.
The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions. Under the DEP, Directors have the option with stock awards to set release dates. Upon exercise, stock-based compensation awards are settled with authorized but unissued company stock. All of our awards are classified as equity awards.

The compensation expense for these plans was as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)
Stock-based compensation expense by type:
Stock options	$155	$174	$90
Restricted stock units	6,204	5,111	3,495
Employee stock purchases	358	199	120
Director deferred compensation	94	56	94
Total stock-based compensation expense	6,811	5,540	3,799
Income tax benefit recognized	1,562	1,316	882
Stock-based compensation expense, net of income tax	$5,249	$4,224	$2,917

Stock-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses. There is no capitalized stock-based compensation expense.

The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes. The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock unit awards vested during the period. The actual income tax benefit realized for the deductions considered on our income tax returns for Fiscal 2023, Fiscal 2022 and Fiscal 2021 was from option exercises and restricted stock unit releases and totaled $2.8 million, $3.2 million and $1.0 million, respectively.

Stock Options

Stock options are granted with an exercise price equal to the closing market price of our common stock on the business day immediately preceding the date of grant. Vesting and expiration provisions vary between equity plans, but options granted to employees under the EIP have historically vested over a four or five-year period in equal installments beginning on the first anniversary of the grant date and expiring on the eighth or tenth anniversary of the date of grant. Grants awarded to tenured outside directors under the DEP and Deferred Plan vest immediately upon grant. Grants awarded to outside directors upon appointment to our Board under the DEP vest in full on the first anniversary of the date of grant. Grants awarded to outside directors upon appointment to our Board under the Deferred Plan vest immediately upon grant. All grants awarded to outside directors expire on the tenth anniversary of the date of grant.

Index
Activity for our option plans during Fiscal 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at January 29, 2022	165,926	$41.28	3.66	$3,106
Granted	7,212	46.22
Exercised	(54,801)	43.91
Forfeited, cancelled or expired	(17,386)	52.73
Options outstanding at January 28, 2023	100,951	$38.24	4.03	$2,859

Exercisable at January 28, 2023	100,951	$38.24	4.03	$2,859

We use the Black-Scholes pricing model to estimate the fair value of stock option on the date of grant. The Black-Scholes pricing model utilizes expected term, expected volatility, a risk-free interest rate and a dividend yield to estimate fair value. We calculate the expected term for our stock options based on the historical exercise behavior of our participants. The volatility used to value stock options is based on historical volatility. We calculate historical volatility using an average calculation methodology based on daily price intervals as measured over the expected term of the option. We have consistently applied this methodology since our adoption of the provisions of ASC Topic 718, Stock Compensation. In accordance with ASC Topic 718, we base the risk-free interest rate on the annual continuously compounded risk-free rate with a term equal to the option’s expected term. The dividend yield is based on dividend amounts over past time periods equal in length to the expected life of the options.

Details of stock options granted and the assumptions used in the option pricing model were as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Stock option grants	1	1	2
Stock option grant date	March 30, 2022	March 22, 2021	April 7, 2020
Total stock options granted	7,212	4,384	27,000
Exercise price	$46.22	$76.04	$12.30
Fair value of stock options	$21.46	$39.73	$3.33
Expected term	4.59 years	4.63 years	2.70 years
Expected volatility	65.05%	64.75%	41.63%
Risk-free interest rate	2.44%	0.77%	0.33%
Dividend yield	2.28%	0.00%	0.00%
Intrinsic value of stock options exercised (in millions)	$1.1	$2.7	$0.8
Total cash received by participants from stock options exercised (in millions)	$3.5	$4.7	$1.8
Unamortized compensation expense at fiscal period end	none	none	none

Restricted Stock and Performance-Based Units

RSUs and PSUs are granted with a fair value equal to the closing market price of our common stock on the business day immediately preceding the grant date. All PSUs have been awarded in the form of restricted stock units. An award may vest completely at a point in time (cliff-vest) or in increments over time (graded-vest). The majority of awards, including PSUs, are subject to cliff-vest provisions. A small portion of awards to our executive officers are subject to graded-vest provisions. Generally, RSUs vest over two to four years with the exception of awards to our Board of Directors who can choose the vest date for their annual award. PSUs provide for awards based on achievement of certain predetermined corporate performance goals and typically cliff-vest in three years from the date of grant after achievement of stated performance criterion and upon meeting stated

Index
service conditions.

The following table summarizes the restricted stock unit awards activity under all our plans during Fiscal 2023:

	RSUs		PSUs		Totals
	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 29, 2022	555,498	$23.28	35,117	$55.19	590,615	$25.18
Granted	108,610	46.26	49,978	46.22	158,588	46.25
PSU adjustment (1)	—	—	5,050	18.04	5,050	18.04
Vested	(190,547)	22.15	(17,675)	18.04	(208,222)	21.80
Forfeited, cancelled or expired	(8,728)	31.65	—	—	(8,728)	31.65
Nonvested at January 28, 2023	464,833	$28.62	72,470	$55.48	537,303	$32.24

(1)PSU adjustment represents the net RSUs awarded to our NEOs above or below their target grants resulting from the achievement of performance goals above or below the performance targets established at grant. One grant goal was achieved at 200% of its target based on Fiscal 2020 through Fiscal 2022 financial results.

Compensation expense is recognized on a straight-line basis over the vesting period for cliff-vest awards and, in the case of PSUs, at the estimated percentage of achievement. For graded-vest awards, the award is divided into vesting tranches and the compensation expense is recognized on a straight-line basis for each tranche separately.

Details of RSUs granted and vested were as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
RSUs granted, including PSUs	158,588	84,523	337,749
Weighted average grant date fair value of RSU awards	$46.25	$76.22	$12.42
Vested RSU awards, including PSUs	208,222	150,410	147,042
Intrinsic value of vested awards (in millions)	$7.3	$10.5	$3.3
Intrinsic value of outstanding and unvested awards (in millions)	$35.5	$35.2	$38.1
Unrecognized compensation expense at fiscal period end (in millions)	$7.5	$7.0	$4.4
Estimated weighted average period unrecognized compensation expense expected to be recognized	1.7 years	2.0 years	2.3 years

Index
Employee Stock Purchase Plan

The Company’s ESPP allows eligible employees the right to purchase shares of our common stock, subject to certain limitations, at 85% of the lesser of the market value at the end of each calendar quarter (purchase date) or the beginning of each calendar quarter. Our employee purchases of common stock and the average price per share through the ESPP, as well as the assumptions used in the option pricing model were as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Shares purchased	32,586	14,447	36,059
Average price per share	$48.33	$50.01	$11.99
Weighted average fair value at date of grant	$14.33	$14.33	$4.18
Expected life (years)	0.25	0.25	0.25
Expected volatility	51.4% - 53.6%	49.2% - 50.4%	41.4% - 50.2%
Risk-free interest rate	1.56% - 7.31%	0.11% - 0.33%	0.20% - 3.60%
Dividend yield	1.39% - 2.36%	1.12% - 1.41%	None

The expense related to the ESPP was determined using the Black-Scholes option pricing model and the provisions of ASC Topic 718 as it relates to accounting for certain employee stock purchase plans with a look-back option.

Director Deferred Compensation

Under the Deferred Plan, non-employee directors can elect to defer all or a portion of their Board and Board Committee fees into cash, stock options or deferred stock units. Those fees deferred into stock options are subject to the same provisions as provided for in the DEP and are expensed and accounted for accordingly. Director fees deferred into stock units are calculated and expensed each calendar quarter by taking deferred fees earned during the calendar quarter and dividing by the closing price of our common stock on the last day of the calendar quarter, rounded to the nearest whole share. Director fees deferred into stock units are calculated and expensed each calendar quarter by taking deferred fees earned during the calendar quarter and dividing by the closing price of our common stock on the business day immediately preceding the last day of the calendar quarter, rounded to the nearest whole share. The total annual retainer, Board and Board Committee fees for non-employee directors that are not deferred into stock options, but which includes amounts deferred into stock units under the Deferred Plan, are expensed as incurred in all periods presented. The number of Directors who participated in the Deferred Plan as well as the number of shares deferred each year were as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Number of directors that deferred all or a portion of their fees	1	2	2
Shares deferred under the Deferred Plan	1,832	729	4,368
NOTE 6. EARNINGS PER SHARE

The computation of basic earnings per share ("EPS") is based on the number of weighted average common shares outstanding during the period. The computation of diluted EPS is based on the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming exercise of dilutive stock options and issuance of restricted stock. The number of incremental shares is calculated by applying the treasury stock method.

Index

The following table sets forth the computation of basic and diluted earnings per share in thousands:

	Fiscal Year Ended
	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)
Net income	$128,057	$174,313	$74,266

Weighted average number of common shares outstanding	12,951	14,993	16,547
Dilutive stock options	298	130	77
Dilutive restricted stock units	66	459	413
Weighted average number of common shares outstanding and dilutive shares	13,315	15,582	17,037

Basic earnings per share	$9.89	$11.63	$4.49
Diluted earnings per share	$9.62	$11.19	$4.36

In calculating diluted earnings per share, no options to purchase shares of common stock outstanding as of the end of the periods were excluded in the computations of diluted earnings per share due to their anti-dilutive effect in Fiscal 2023 and Fiscal 2022. In calculating diluted earnings per share, 95,724 options to purchase shares of common stock outstanding as of the end of the period were excluded in the computations of diluted earnings per share due to their anti-dilutive effect in Fiscal 2021.

At January 28, 2023, we excluded 77,470 non-vested stock awards granted to certain employees from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to performance-based annual vesting conditions which had not been achieved by the end of Fiscal 2023. Assuming the performance criteria had been achieved at target as of January 28, 2023, the incremental dilutive impact would have been 39,579 shares.

NOTE 7. STOCK REPURCHASE PROGRAM

Our Board of Directors (the "Board") has authorized a stock repurchase program (the "Repurchase Program") since August 2004; replacing, amending, renewing and extending the Repurchase Program periodically. In the most recent amendment in May 2021, the Board authorized an expansion and extension of the Repurchase Program by $500.0 million to a total of $800.0 million to repurchase our common stock in the periods of November 2015 through February 1, 2025.
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
The number of shares repurchased under the Repurchase Program and acquired from holders of restricted stock unit awards to satisfy tax withholding requirements were as follows (dollars in thousands):

	52-Weeks Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Common stock repurchased under the Repurchase Program	797,033	3,370,751	578,336
Aggregate cost of repurchases under the Repurchase Program	$38,458	$267,826	$16,718
Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements	51,558	46,095	42,449
Tax withholding requirements from holders of restricted stock unit awards	$2,446	$3,257	$897

Historically, under all stock repurchase authorizations and including shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements, we have repurchased a total of 27.2 million shares of our common stock at an

Index
approximate cost of $974.8 million as of January 28, 2023 and had approximately $330.1 million remaining under the Repurchase Program authorization.

Subsequent to January 28, 2023, we have repurchased 121,996 shares at a cost of $7.9 million. As of March 20, 2023, approximately $322.1 million remained under the Repurchase Program authorization.

NOTE 8. DIVIDENDS

On June 2021, the Board instituted a recurring quarterly cash dividend with the first cash dividend payment made on July 20, 2021. Since inception, our quarterly dividend has been $0.25 per share.
The number of declarations and cash dividends paid were as follows:

	52-Weeks Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Number of declarations	4	3	N/A
Cash dividends paid (in millions)	$12.9	$10.9	N/A
Total paid per share during fiscal year	$1.00	$0.75	N/A

Subsequent to January 28, 2023, on March 1, 2023, the Board declared a cash dividend of $0.25 per common share, payable on March 28, 2023, to stockholders of record at the close of business on March 16, 2023. The estimated payment is expected to be $3.2 million.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Annual Bonuses and Equity Incentive Awards

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance. At January 28, 2023, there was no annual bonus-related expense included in accrued payroll expenses. At January 29, 2022, $13.0 million of annual bonus-related expense was included in accrued payroll expenses.
The Compensation Committee (the "Committee") of the Board places performance criteria on awards of PSUs made in the form of RSUs to our NEOs under the EIP. The performance criteria are tied to performance targets with respect to future sales and operating income over a specified period of time. These PSUs are expensed under the provisions of ASC Topic 718 and are evaluated each quarter to determine the probability that the performance conditions set within will be met.

Legal Proceedings and Other Contingencies

We are a party to various legal proceedings incidental to our business. Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet. We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings (including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved. At January 28, 2023 and January 29, 2022, the estimated liability is immaterial.

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

Index
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
NOTE 10. INCOME TAXES
A summary of the components of the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)
Federal:
Current	$26,256	$37,013	$23,651
Deferred	5,888	7,142	(4,191)
	32,144	44,155	19,460
State:
Current	6,326	9,128	5,580
Deferred	437	296	(1,354)
	6,763	9,424	4,226
Provision for income taxes	$38,907	$53,579	$23,686

A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before provision for income taxes is as follows:

	Fiscal Year Ended
	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)	January 30, 2021 (52-weeks)
Tax provision computed at the federal statutory rate	21.00%	21.00%	21.00%
Effect of state income taxes, net of federal benefits	3.33	3.50	3.47
Other, net	(1.03)	(0.99)	(0.29)
	23.30%	23.51%	24.18%

Index
Deferred income taxes on the consolidated balance sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes. The components of the deferred income taxes, net, are as follows (in thousands):

	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Rent	$75,044	$72,452
Inventories	3,581	2,795
Accruals	5,676	8,175
Stock-based compensation	2,595	2,704
Other	136	85
Total deferred tax assets	87,032	86,211
Rent	(70,418)	(66,056)
Accumulated depreciation and amortization	(13,067)	(10,440)
Prepaid expenses	(2,680)	(2,336)
State taxes	—	(192)
Other	(5)
Total deferred tax liabilities	(86,170)	(79,024)
Deferred income taxes, net	$862	$7,187

Deferred tax assets represent items that will be used as a tax deduction or credit in future tax returns or are items of income that have not been recognized for financial statement purposes but were included in the current or prior tax returns for which we have already properly recorded the tax benefit in the consolidated statements of operations. At least quarterly, we assess the likelihood that the deferred tax assets balance will be recovered. We take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods and tax strategies that could potentially enhance the likelihood of a realization of a deferred tax asset. To the extent recovery is not more likely than not, a valuation allowance is established against the deferred tax asset, increasing our income tax expense in the year such determination is made. We have determined that no such allowance is required in any period presented.

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

	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Unrecognized tax benefits - beginning of year	$455	$616
Gross increases - tax positions in prior period	76	—
Gross decreases - tax positions in prior period	(48)	(51)
Lapse of statute of limitations	(111)	(110)
Unrecognized tax benefits - end of year	$372	$455

We classify interest and penalties recognized on unrecognized tax benefits as income tax expense. We have accrued interest and penalties in the amount of $0.1 million, $0.1 million and $0.1 million as of January 28, 2023, January 29, 2022 and January 30, 2021, respectively. During Fiscal 2023, Fiscal 2022 and Fiscal 2021, we recorded a benefit of $15,000, $18,000 and $28,000, respectively, for the accrual of interest and penalties in the consolidated statement of operations.

Of the unrecognized tax benefits as of January 28, 2023, January 29, 2022 and January 30, 2021, $0.3 million, $0.3 million and $0.4 million, respectively, if recognized, would affect our effective income tax rate.

NOTE 11. RELATED-PARTY TRANSACTIONS

Active related parties at January 28, 2023

Preferred Growth Properties, LLC ("PGP")
The Company leases one store under a lease arrangement with PGP (formerly AL Florence Realty Holdings 2010, LLC), a wholly owned subsidiary of Books-A-Million, Inc. ("BAMM"). One of our Directors, Terrance G. Finley, is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 28, 2027. Minimum lease payments remaining under this lease at January 28, 2023 were immaterial.

T.I.G. Management, LLC ("TIG")
TIG performs certain new store and store remodel construction for the Company and is owned by a close relative of the Company's President and CEO. In Fiscal 2023, Fiscal 2022 and Fiscal 2021, payments to TIG for their services were $10.2 million, $6.7 million and $6.1 million, respectively. The amounts outstanding to TIG included in accounts payable on our consolidated balance sheets at January 28, 2023 and January 29, 2022, were immaterial.

Retail Security Gates, LLC ("RSG")
RSG provides specially manufactured store front security gates and, as of Fiscal 2022, is 50% owned by a close relative of the Company's President and CEO. In Fiscal 2023 and Fiscal 2022, payments to RSG for their services were $1.0 million and $0.3 million, respectively. The amounts outstanding to RSG included in accounts payable on our consolidated balance sheets at January 28, 2023 and January 29, 2022, were immaterial.

Inactive related parties at January 28, 2023

Memphis Logistics Group ("MLG")
MLG provided logistics and warehousing services to City Gear. Our President and CEO owned a majority interest in MLG through January 29, 2021, at which time he fully divested his ownership interest in MLG and no longer has any involvement with its management. MLG subsequently reorganized as Riverhorse Logistics, LLC. In Fiscal 2021, payments to MLG under the contract were $7.9 million.

Merchant's Capital ("MC")
Merchant's Capital owned the office building where City Gear had its corporate offices in Memphis, Tennessee. Our President and CEO is a 33.3% partner in MC. The extended lease term ended on April 30, 2020 which allowed for the transition of City Gear's corporate office to the Company's Birmingham, Alabama location. In Fiscal 2021, minimum lease payments to MC were immaterial.

Index
Contingent Earnout ("Earnout")
Our President and CEO had a membership interest in an Earnout related to the acquisition of City Gear based on City Gear's achievement of an EBITDA threshold for the 52-weeks ended January 30, 2021. Pursuant to the Membership Interest and Warrant Purchase Agreement dated October 29, 2018, and based on Fiscal 2021 financial results, the former members and warrant holders of City Gear were entitled to and were paid the Earnout payment of $15.0 million in April 2021. The share of the Earnout payment made to our President and CEO was approximately 22.8%, or approximately $3.4 million.

NOTE 12. FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurement, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Observable inputs other than quoted prices included in Level I.
•Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Financial assets and liabilities measured at fair value are considered immaterial individually and in the aggregate for the periods presented.

NOTE 13. DEFINED CONTRIBUTION BENEFIT PLANS

We maintain the Hibbett, Inc. 401(k) Plan (the "401(k) Plan") for the benefit of our employees. The 401(k) Plan covers all employees who have completed one year of service. Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law. These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code, which allows deferral of income taxes on the amount contributed to the 401(k) Plan and which operates under the Safe Harbor provisions. For Fiscal 2023, Fiscal 2022 and Fiscal 2021, we matched 100% of the first 3% of eligible compensation and 50% of the next 3% of eligible compensation for a total possible match of 4.5% of the first 6% of eligible compensation. Contribution expense incurred under the 401(k) Plan for Fiscal 2023, Fiscal 2022 and Fiscal 2021 was $1.9 million, $2.0 million and $2.1 million, respectively.

We maintain the Hibbett, Inc. Supplemental 401(k) Plan (the "Supplemental Plan") for the purpose of supplementing the employer matching contribution and salary deferral opportunities available to highly compensated employees whose ability to receive Company matching contributions and defer salary under the 401(k) Plan was limited because of certain restrictions applicable to qualified plans. The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation. Contributions to the Supplemental Plan are not subject to matching provisions; therefore no contribution expense was incurred under the Supplemental Plan for Fiscal 2023, Fiscal 2022 or Fiscal 2021. The Supplemental Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

NOTE 14. SUBSEQUENT EVENTS

Subsequent to January 28, 2023, the following events occurred which are discussed further in the related footnote:

•New credit facility as discussed in Note 4, "Debt," of these audited consolidated financial statements;
•Stock repurchases as discussed in Note 7, "Stock Repurchases," of these audited consolidated financial statements; and
•Dividend declaration as discussed in Note 8, "Dividends," of these audited consolidated financial statements.

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

Index
financial officer), as appropriate, to allow timely decisions regarding the required disclosures.

As of January 28, 2023, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a and 15d-15(e) under the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of January 28, 2023.

(b)Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2023, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 28, 2023.

Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of January 28, 2023 included in Item 8 herein.

(c)Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

With the exception of the information specifically incorporated by reference from our Proxy Statement for the 2023 Annual Meeting of Stockholders (2023 Proxy Statement) in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2023 Proxy Statement shall not be deemed to be a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 10.     Directors, Executive Officers and Corporate Governance.

The following information required by this Item is incorporated by reference from the 2023 Proxy Statement:
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

We have adopted a Code of Business Conduct and Ethics (the "Code") for all Company employees, including our Named Executive Officers as determined for our 2023 Proxy Statement. We have also adopted a set of Corporate Governance Guidelines (the "Guidelines") and charters for all of our Board Committees, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for senior executive and financial officers as well as any change or amendments to our

Index
Guidelines or committee charters by posting such information on our website. The Code, Guidelines and charters are posted on our website, www.hibbett.com under “Investor Relations.” Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K.

The information concerning our executive officers required by this Item is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Information about our Executive Officers,” which is included therein in accordance with Instruction to Item 401 of Regulation S-K. Each of our executive officers is elected annually.

Item 11. Executive Compensation.

The following information required by this Item is incorporated by reference from the 2023 Proxy Statement:
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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding the stock ownership of directors, executive officers and five percent beneficial owners is found under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information on the equity securities of the Company that are authorized for issuance under its equity compensation plans as of January 28, 2023:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	651,816	$38.24	2,104,601
Equity compensation plans not approved by security holders	—	—	—
TOTAL	651,816	$38.24	2,104,601

(1)Includes 53,010 RSUs and 13,562 DSUs that will be awarded at a future date elected by the participant. It also includes 402,277 RSUs that may be awarded if service periods are met and 82,016 PSUs that may be awarded if specified targets and service periods are met. The weighted average exercise price of outstanding options does not include these awards.

(2)Includes 119,541 shares remaining under our ESPP and 119,362 shares remaining under our Deferred Plan without consideration of shares subject to purchase in the purchasing period ending March 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding related party transactions and director independence required by this Item is found under the headings “Related Person Transactions” and “Our Board of Directors and Corporate Governance Matters-Board Composition-Director Independence” in the 2023 Proxy Statement and is incorporated herein by reference.

Index
Item 14. Principal Accounting Fees and Services.

The information regarding principal accountant fees and services required by this Item is found under the headings “Audit Matters-Fees Paid to Independent Registered Public Accounting Firm” and “Audit Matters-Policy on Pre-Approval of Audit and Permissible Non-Audit Services” in the 2023 Proxy Statement and is incorporated herein by reference.
PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)Documents filed as part of this report:

Number		Description	Page
1.		Financial Statements.
		The following Consolidated Financial Statements and Supplementary Data of the Company and Independent Registered Public Accounting Firm’s Report on such Consolidated Financial Statements are included in Part II, Item 8 of this report:

		Report of Independent Registered Public Accounting Firm	43
		Consolidated Balance Sheets as of January 28, 2023 and January 29, 2022	45
		Consolidated Statements of Operations for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021	46
		Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021	47
		Consolidated Statements of Stockholders’ Investment for the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021	48
		Notes to Consolidated Financial Statements	49

2.		Financial Statement Schedules.
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

3.3
Certificate of Amendment to the Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant's Form Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2022.

3.4		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 24, 2021.

		Instruments Defining the Rights of Securities Holders
4.1		Form of Common Stock Certificate; incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2021.
4.2	*	Description of Securities

Index

Number		Description	Page

Material Contracts
10.1
Membership Interest and Warrant Purchase Agreement; incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2018.

10.2	†*	Hibbett, Inc. Amended and Restated Non-Employee Director Equity Plan.
10.3	†
Hibbett, Inc. Non-Employee Director Non-Qualified Option Agreement (Initial Grant, Service Requirement); incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022.

10.4	†
Hibbett, Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Initial Grant, Service Requirement); incorporated herein by reference to Exhibit 10.4 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022.

10.5	†
Hibbett, Inc. Non-Employee Director Non-Qualified Option Agreement (Annual Grant; Fully Vested); incorporated herein by reference to Exhibit 10.5 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022.

10.6	†
Hibbett, Inc. Non-Employee Director Restricted Stock Unit Award Agreement (Annual Grant; Fully Vested); incorporated herein by reference to Exhibit 10.6 of the Registrant's Annual Report on form 10-K filed with the Securities and Exchange Commission on March 25, 2022.

10.7	†
Change in Control Severance Agreement; incorporated herein by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022.

10.8	†
Hibbett, Inc. Amended and Restated 2015 Equity Incentive Plan; incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022.

10.9	†
Hibbett, Inc. 2016 Executive Officer Cash Bonus Plan (as amended to date); incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2022.

10.10	†
Hibbett, Inc. Executive Voluntary Deferral Plan; incorporated herein by reference to Exhibit 10.11 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022.

10.11	†
Hibbett, Inc. 2015 Employee Stock Purchase Plan; incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022.

10.12	†
Hibbett, Inc. 2015 Director Deferred Compensation Plan; incorporated herein by reference to Exhibit 10.13 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022.

10.13	†
Standard Restricted Stock Unit Award Agreement; incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022.

10.14	†
Executive Restricted Stock Unit Award Agreement; incorporated herein by reference to Exhibit 10.15 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022.

10.15	†
Employment Agreement between Hibbett Sporting Goods, Inc. (n/k/a Hibbett Retail, Inc.) and Michael E. Longo, effective December 16, 2019; incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2019.

10.16	†
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

Index

Number		Description	Page
10.18
First Note Modification Agreement, dated as of April 7, 2022, among Hibbett, Inc., as Borrower, and Regions Bank, as Lender; incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the Securities Exchange and Commission on April 12, 2022.

10.19
First Amendment to Credit Agreement, dated as of April 7, 2022, among Hibbett, Inc., as Borrower, subsidiaries of Borrower, as Guarantors, and Regions Bank, as Lender; incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the Securities Exchange and Commission on April 12, 2022.

10.20
Credit Agreement, dated as of February 28, 2023, among Hibbett, Inc. as Borrower, subsidiaries of Borrower, as Guarantors, and Regions Bank, as Administrative Agent for the Lenders, Swingline Leader and Issuing Bank; incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2023.

Subsidiaries of the Registrant
21	List of Company’s Subsidiaries:
1)      Hibbett Retail, Inc., a Delaware Corporation
2)      City Gear, LLC, a Tennessee Limited Liability Company
3)      Hibbett Digital Management, LLC, an Alabama Limited Liability Company
4)      Gift Card Services, LLC, a Virginia Limited Liability Company
5)      Hibbett Wholesale, Inc., an Alabama Corporation
6) Hibbett Holdings, LLC, an Alabama Limited Liability Company

Consents of Experts and Counsel
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 2023, has been formatted in Inline XBRL.

	*	Filed Within
	†	Management Contract or Compensatory Plan or Arrangement

Item 16. Form 10-K Summary.

Not applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT, INC.

Date:	March 24, 2023	By:	/s/ Robert J. Volke
Robert J. Volke SVP and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Longo	Chief Executive Officer, President and Director (Principal Executive Officer)	March 24, 2023
Michael E. Longo

/s/ Robert J. Volke	SVP and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2023
Robert J. Volke

/s/ Anthony F. Crudele	Chairman of the Board	March 24, 2023
Anthony F. Crudele

/s/ Ramesh Chikkala	Director	March 24, 2023
Ramesh Chikkala

/s/ Pamela Edwards	Director	March 24, 2023
Pamela Edwards

/s/ Karen S. Etzkorn	Director	March 24, 2023
Karen S. Etzkorn

/s/ Terrance G. Finley	Director	March 24, 2023
Terrance G. Finley

/s/ Dorlisa K. Flur	Director	March 24, 2023
Dorlisa K. Flur

/s/ James A. Hilt	Director	March 24, 2023
James A. Hilt

/s/ Linda Hubbard	Director	March 24, 2023
Linda Hubbard

/s/ Lorna E. Nagler	Director	March 24, 2023
Lorna E. Nagler