Form 10-Q
period 2023-04-29
HIBBETT INC
filed 2023-06-06
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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
Shares of common stock, par value $0.01 per share, outstanding as of May 31, 2023, were 12,746,513 shares.

HIBBETT, INC.

Index
PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	April 29, 2023	January 28, 2023	April 30, 2022
Current assets:
Cash and cash equivalents	$26,926	$16,015	$23,221
Receivables, net	12,582	12,850	13,877
Inventories, net	437,957	420,839	314,861
Other current assets	13,662	23,351	16,579
Total current assets	491,127	473,055	368,538

Property and equipment, net	175,285	169,476	153,993
Operating right-of-use assets	262,999	263,391	250,522
Finance right-of-use assets, net	1,913	2,279	2,348
Tradename intangible asset	23,500	23,500	23,500
Deferred income taxes, net	2,744	3,025	3,236
Other assets, net	7,777	4,434	3,477
Total assets	$965,345	$939,160	$805,614

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$131,437	$190,648	$164,294
Operating lease obligations	73,142	72,544	65,054
Credit facility	103,577	36,264	20,415
Finance lease obligations	929	1,132	1,034
Accrued payroll expenses	7,707	11,361	9,730
Other accrued expenses	14,183	15,803	15,271
Total current liabilities	330,975	327,752	275,798
Operating lease obligations	228,645	229,388	219,296
Finance lease obligations	1,116	1,305	1,516
Unrecognized tax benefits	417	368	542
Other liabilities	5,177	4,116	2,356
Total liabilities	566,330	562,929	499,508

Stockholders' investment:
Common stock, 40,119,820, 39,916,593 and 39,779,841 shares issued, respectively	401	399	398
Paid-in capital	216,309	213,182	205,720
Retained earnings	1,170,180	1,137,481	1,058,383
Treasury stock, at cost; 27,373,307, 27,166,538 and 26,855,158 shares repurchased, respectively	(987,875)	(974,831)	(958,395)
Total stockholders' investment	399,015	376,231	306,106
Total liabilities and stockholders' investment	$965,345	$939,160	$805,614

See notes to unaudited condensed consolidated financial statements.

Index

HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13-Weeks Ended
	April 29, 2023		April 30, 2022
		% to Sales		% to Sales
Net sales	$455,497		$424,051
Cost of goods sold	301,877	66.3%	267,218	63.0%
Gross margin	153,620	33.7%	156,833	37.0%
Store operating, selling and administrative expenses	96,014	21.1%	95,596	22.5%
Depreciation and amortization	11,693	2.6%	10,518	2.5%
Operating income	45,913	10.1%	50,719	12.0%
Interest expense, net	1,327	0.3%	72	—%
Income before provision for income taxes	44,586	9.8%	50,647	11.9%
Provision for income taxes	8,711	1.9%	11,300	2.7%
Net income	$35,875	7.9%	$39,347	9.3%

Basic earnings per share	$2.80		$2.98
Diluted earnings per share	$2.74		$2.89

Weighted-average shares:
Basic	12,791		13,224
Diluted	13,111		13,612
Percentages may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	13-Weeks Ended
	April 29, 2023	April 30, 2022
Cash Flows From Operating Activities:
Net income	$35,875	$39,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,693	10,518
Stock-based compensation	2,005	2,455
Impairment charges	199	—
Other non-cash adjustments	1,449	3,867
Changes in operating assets and liabilities:
Inventories, net	(17,119)	(93,642)
Receivables, net	7,277	(270)
Accounts payable	(62,361)	76,263
Other assets and liabilities	(5,815)	(9,716)
Net cash (used in) provided by operating activities	(26,797)	28,822

Cash Flows From Investing Activities:
Capital expenditures	(14,219)	(15,975)
Other, net	(12)	361
Net cash used in investing activities	(14,231)	(15,614)

Cash Flows From Financing Activities:
Proceeds under credit facilities	214,075	126,216
Repayments under credit facilities	(146,762)	(105,801)
Stock repurchases	(10,199)	(22,399)
Cash dividends paid to stockholders	(3,173)	(3,277)
Payments of finance lease obligations	(281)	(249)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	1,124	538
Other, net	(2,845)	(2,069)
Net cash provided by (used in) financing activities	51,939	(7,041)

Net increase in cash and cash equivalents	10,911	6,167
Cash and cash equivalents, beginning of period	16,015	17,054
Cash and cash equivalents, end of period	$26,926	$23,221
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

13-Weeks Ended April 29, 2023
	Common Stock				Treasury Stock
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Stockholders' Investment
Balance - January 28, 2023	39,917	$399	$213,182	$1,137,481	27,167	$(974,831)	$376,231
Net income	—	—	—	35,875	—	—	35,875
Issuance of shares through the Company's equity plans	203	2	1,122	—	—	—	1,124
Purchase of shares under the stock repurchase program	—	—	—	—	160	(10,199)	(10,199)
Settlement of net share equity awards	—	—	—	—	47	(2,833)	(2,833)
Excise tax on stock repurchases	—	—	—	—	—	(12)	(12)
Cash dividends declared, $0.25 per common share	—	—	—	(3,176)	—	—	(3,176)
Stock-based compensation	—	—	2,005	—	—	—	2,005
Balance - April 29, 2023	40,120	$401	$216,309	$1,170,180	27,373	$(987,875)	$399,015

13-Weeks Ended April 30, 2022
	Common Stock				Treasury Stock
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Stockholders' Investment
Balance - January 29, 2022	39,611	$396	$202,729	$1,022,317	26,318	$(933,927)	$291,515
Net income	—	—	—	39,347	—	—	39,347
Issuance of shares through the Company's equity plans	169	2	536	—	—	—	538
Purchase of shares under the stock repurchase program	—	—	—	—	491	(22,399)	(22,399)
Settlement of net share equity awards	—	—	—	—	46	(2,069)	(2,069)
Cash dividends declared, $0.25 per common share	—	—	—	(3,280)	—	—	(3,280)
Stock-based compensation	—	—	2,455	—	—	—	2,455
Balance - April 30, 2022	39,780	$398	$205,720	$1,058,383	26,855	$(958,395)	$306,106
Columns may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation and Critical Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett, Inc. and its wholly-owned subsidiaries (including the condensed consolidated balance sheet as of January 28, 2023, which has been derived from audited financial statements) have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to “Hibbett,” “we,” “our,” “us,” and the “Company” refer to Hibbett, Inc. and its subsidiaries, as well as its predecessors.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, filed on March 24, 2023 (the "2023 Annual Report"). The unaudited condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described in the 2023 Annual Report and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.

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

Property and equipment consist of the following (in thousands):

	April 29, 2023	January 28, 2023	April 30, 2022
Land	$7,277	$7,277	$7,277
Buildings	22,552	22,529	22,271
Equipment	140,265	134,304	122,927
Furniture and fixtures	68,836	67,522	63,081
Leasehold improvements	179,980	170,773	144,515
Construction in progress	4,151	5,501	6,449
Total property and equipment	423,061	407,906	366,520
Less: accumulated depreciation and amortization	247,776	238,430	212,527
Total property and equipment, net	$175,285	$169,476	$153,993

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

Gift Cards and Customer Orders: The net deferred revenue liability for gift cards and customer orders at April 29, 2023, January 28, 2023, and April 30, 2022 was $10.4 million, $9.8 million, and $10.8 million, respectively, recognized in accounts payable on our unaudited condensed consolidated balance sheets.

During the 13-weeks ended April 29, 2023 and April 30, 2022, gift card deferred revenue realized from prior periods was immaterial.

Index
Loyalty Program: We offer the Hibbett/City Gear Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheets and was $4.2 million, $4.1 million, and $3.8 million at April 29, 2023, January 28, 2023, and April 30, 2022, respectively.

Revenues disaggregated by major product categories are as follows (in thousands):

	13-Weeks Ended
	April 29, 2023	April 30, 2022
Footwear	$320,534	$263,652
Apparel	88,833	111,182
Equipment	46,130	49,217
Total	$455,497	$424,051

Indefinite-Lived Intangible Assets

The City Gear tradename is an indefinite-lived asset which is not amortized, but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that it is more likely than not that an asset is impaired. No impairment related to the tradename intangible was recognized during the 13-weeks ended April 29, 2023 and April 30, 2022.

2.    Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board of U.S. GAAP for applicability to our operations and financial reporting. As of April 29, 2023, there were no new pronouncements or interpretations that had or were expected to have a significant impact on our financial reporting.

3.    Leases

ROU lease assets are periodically reviewed for impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to evaluate assets and asset groups, including ROU assets, for impairment and to calculate any impairment loss to be recognized. Asset group impairment charges in the 13-weeks ended April 29, 2023 and April 30, 2022, were immaterial.

Lease costs are as follows (in thousands):

	13-Weeks Ended
	April 29, 2023	April 30, 2022
Operating lease cost	$20,038	$18,259
Finance lease cost:
Amortization of assets	255	236
Interest on lease liabilities	27	28
Variable lease cost	5,068	4,459
	$25,388	$22,982

Finance ROU assets on the unaudited condensed consolidated balance sheets at April 29, 2023, January 28, 2023, and April 30, 2022 are shown net of accumulated amortization of $3.6 million, $3.3 million, and $2.8 million, respectively.

Index
The following table provides ROU assets obtained in exchange for lease obligations (in thousands):

	13-Weeks Ended
	April 29, 2023	April 30, 2022
ROU assets obtained in exchange for lease obligations, net:
Operating leases	$18,433	$23,534
Finance leases	$—	$397

As of April 29, 2023, we have entered into approximately $7.9 million of operating lease obligations related to future store locations that have not yet commenced.

4.    Debt

On July 9, 2021, we executed an unsecured Credit Agreement (the "2021 Credit Facility") between the Company and its subsidiaries and Regions Bank which provided for an unsecured line of credit of up to $100 million. The 2021 Credit Facility was amended on April 7, 2022, to increase the unsecured line of credit to $125 million and replace the original benchmark interest rate of one-month LIBOR plus 1.0% to 1.8% with the Bloomberg Short-Term Bank Yield Index Rate (the “BSBY Rate”) plus 1.0% to 1.8% (depending on specified leverage levels).
On February 28, 2023, we entered into a new unsecured Credit Agreement (the "2023 Credit Facility") with Regions Bank, as administrative agent for the lenders, swingline leader and issuing bank. The 2023 Credit Facility matures on February 28, 2028, and restated and replaced the 2021 Credit Facility and amended certain of its terms and conditions, including the following:
•increases the aggregate principal amount of commitments by $35 million, from $125 million to $160 million, which includes a $25 million sublimit for the issuance of standby letters of credit and $25 million sublimit for swingline loans;
•permits us to increase the aggregate principal amount of commitments by up to an additional $50 million, subject certain terms and conditions;
•provides that borrowings bear interest at either (i) an annual rate equal to the BSBY Rate, plus an applicable margin ranging from 1.0% to 2.0% depending on specified leverage levels (the "Applicable Margin"), or (ii) at the Company's option, (x) a base rate as set forth in the 2023 Credit Facility plus the Applicable Margin or (y) the BSBY Rate plus the Applicable Margin; and
•adjusts the annual commitment fee to an amount, dependent on the amount of debt outstanding, between 12.5 and 25 basis points of the unused portion of the 2023 Credit Facility, from an amount between 15 and 20 basis points of the unused portion of the 2021 Credit Facility.

Except as described above, the 2023 Credit Facility did not make any material changes to the principal terms of the 2021 Credit Facility, including with respect to financial covenants. As a result, we are subject to certain financial covenants which include:
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
As of April 29, 2023, we were in compliance with these covenants.
Activity against our credit facilities during the periods indicated are as follows (dollars in millions):

	April 29, 2023	January 28, 2023	April 30, 2022
	13-Weeks Ended	52-Weeks Ended	13-Weeks Ended
Number of days borrowings incurred	91	307	54
Average borrowing	$96.7	$40.8	$7.7
Maximum borrowing	$124.9	$110.5	$28.7
Average interest rate	5.81%	3.21%	1.53%

Index
At April 29, 2023, we had a balance of $103.6 million and a total of $56.4 million available to us under the 2023 Credit Facility.

5.    Stock-Based Compensation

The stock-based compensation costs that have been charged against income were as follows (in thousands):

	13-Weeks Ended
	April 29, 2023	April 30, 2022
Stock-based compensation expense by type:
Stock options	$220	$155
Restricted stock units	1,653	2,125
Employee stock purchases	106	158
Director deferred compensation	26	17
Total stock-based compensation expense	2,005	2,455
Income tax benefit recognized	454	557
Stock-based compensation expense, net of income tax	$1,551	$1,898

Expense for restricted stock units is shown net of forfeitures which were immaterial for the 13-weeks ended April 29, 2023 and April 30, 2022.
We granted the following equity awards:

	13-Weeks Ended
	April 29, 2023	April 30, 2022
Stock options	8,188	7,212
Restricted stock unit awards	78,515	107,848
Performance-based restricted stock unit awards	39,567	49,978
Deferred stock units	450	405

At April 29, 2023, the total compensation cost not yet recognized related to unvested restricted stock unit awards was $11.5 million and the weighted-average period over which such awards are expected to be recognized was 1.5 years. There were no unrecognized compensation costs related to unvested stock options at April 29, 2023.

Details of stock options granted, exercise price per share and the weighted-average grant date fair value were as follows:

	13-Weeks Ended
	April 29, 2023	April 30, 2022
Total stock options granted	8,188	7,212
Exercise price	$58.38	$46.22
Fair value of stock options	$26.87	$21.46
Under the Hibbett, Inc. Amended and Restated Non-Employee Director Equity Plan, 10,469 shares of our common stock were awarded during the 13-weeks ended April 29, 2023 and 6,388 shares of our common stock were awarded during the 13-weeks ended April 30, 2022.
The number of shares purchased, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

Index

	13-Weeks Ended
	April 29, 2023	April 30, 2022
Shares purchased	7,026	14,273
Average price per share	$50.13	$61.14
Weighted-average fair value at grant date	$17.60	$18.03

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

	13-Weeks Ended
	April 29, 2023	April 30, 2022
Weighted-average shares used in basic computations	12,791	13,224
Dilutive equity awards	320	388
Weighted-average shares used in diluted computations	13,111	13,612
For the 13-weeks ended April 29, 2023, we excluded 88,001 options from the computations of diluted weighted-average common shares or common stock equivalents outstanding because of their anti-dilutive effect. For the 13-weeks ended April 30, 2022, 64,888 options were excluded from the computation of diluted weighted-average common shares or common share equivalents outstanding because of their anti-dilutive effect.

For the 13-weeks ended April 29, 2023 and April 30, 2022, we also excluded 117,037 and 94,962 unvested stock awards granted to certain employees from the computations of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by April 29, 2023 and April 30, 2022, respectively. Assuming the performance criteria had been achieved as of April 29, 2023, the incremental dilutive impact would have been 49,203 shares. There would have been no dilutive impact on shares assuming the performance criteria had been achieved as of April 30, 2022.

7.    Stock Repurchase Program
Our Board of Directors (the "Board") has authorized a stock repurchase program (the "Repurchase Program") since August 2004; replacing, amending, renewing and extending the Repurchase Program periodically. In the most recent amendment in May 2021, the Board authorized an expansion of the Repurchase Program by $500.0 million to a total of $800.0 million to repurchase our common stock through February 1, 2025.
The Repurchase Program authorizes repurchases of our common stock in open market or negotiated transactions, with the amount and timing of repurchases dependent on market conditions and at the discretion of our management. In addition to the Repurchase Program, we also acquire shares of our common stock from holders of restricted stock unit awards to satisfy withholding tax requirements due at vesting. Neither excise taxes nor the cost of shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements reduces the authorized amount of repurchases under the Repurchase Program.
The number of shares repurchased under the Repurchase Program and acquired from holders of restricted stock unit awards to satisfy tax withholding requirements were as follows (dollars in thousands):

Index

	13-Weeks Ended
	April 29, 2023	April 30, 2022
Common stock repurchased under the Repurchase Program	159,592	491,218
Aggregate cost of repurchases under the Repurchase Program	$10,199	$22,399
Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements	47,177	45,993
Tax withholding requirement from holders of restricted stock unit awards	$2,833	$2,069
Excise tax on stock repurchases	$12	$—

As of April 29, 2023, we had approximately $319.9 million remaining under the Repurchase Program for stock repurchases.
Note 8.    Dividends

In June 2021, the Board instituted a recurring quarterly cash dividend. Since inception, our quarterly dividend has been $0.25 per share.

Cash dividends paid were as follows:

	13-Weeks Ended
	April 29, 2023	April 30, 2022
Cash dividends paid (in millions)	$3.2	$3.3
Total paid per share during period	$0.25	$0.25

Subsequently, on May 23, 2023, the Board declared a cash dividend of $0.25 per common share, payable on June 20, 2023, to stockholders of record at the close of business on June 8, 2023. The estimated aggregate payment is expected to be approximately $3.2 million.

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

The Company believes that its pending legal matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company's consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Adverse decisions and settlements, including any required changes to the Company's business, or other developments in such matters could affect our operating results in future periods or result in a liability or other amounts material to the Company's annual consolidated financial statements. No material amounts were accrued at April 29, 2023, January 28, 2023, or April 30, 2022 pertaining to legal proceedings or other contingencies.

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
At April 29, 2023, January 28, 2023, and April 30, 2022, the liability associated with unrecognized tax benefits was immaterial. We file income tax returns in U.S. federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2020 or by most state taxing jurisdictions for years prior to Fiscal 2019.

11.    Related-Party Transactions
Preferred Growth Properties, LLC ("PGP")
The Company leases one store under a lease arrangement with PGP, a wholly owned subsidiary of Books-A-Million, Inc. ("BAMM"). One of our Directors is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 28, 2027. Minimum lease payments remaining under the lease at April 29, 2023 and April 30, 2022 were immaterial.
T.I.G. Management, LLC ("TIG")

TIG performs certain new store and store remodel construction for the Company and is owned by a close relative of the Company's President and CEO. For the 13-weeks ended April 29, 2023 and April 30, 2022, payments to TIG for its services were $2.4 million and $2.9 million, respectively. The amount outstanding to TIG, included in accounts payable on our unaudited condensed consolidated balance sheets at April 29, 2023, January 28, 2023, and April 30, 2022, was immaterial.

Retail Security Gates, LLC ("RSG")

RSG provides specially manufactured store front security gates used in certain of our store locations and is 50% owned by a close relative of the Company's President and CEO. For the 13-weeks ended April 29, 2023 and April 30, 2022, payments to RSG were $0.2 million and $0.3 million, respectively. The amount outstanding to RSG, included in accounts payable on our unaudited condensed consolidated balance sheets at April 29, 2023, January 28, 2023 and April 30, 2022, was immaterial.

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
•our cash needs, including our ability to fund our future capital expenditures, working capital requirements, recurring quarterly dividends and repurchases of Company common stock under our Repurchase Program;
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

Index
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
•our ability to attract and retain new customers;
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

A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements. Our forward-looking statements are based on currently available operational, financial and business information and speak only as of the date of this report. Our business, financial condition, results of operations and prospects may have changed since that date. For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors” in our Form 10-K for the fiscal year ended January 28, 2023, filed with the SEC on March 24, 2023 (the "2023 Annual Report"). You should also read such information in conjunction with our unaudited condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

Index
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

As of April 29, 2023, we operated a total of 1,143 retail stores under the Hibbett, City Gear and Sports Additions banners in 36 states:

		Location
Brand	Average Square Footage	Strip Center(1)	Mall	Total
Hibbett	5,800	762	177	939
City Gear	5,200	151	37	188
Sports Additions(2)	2,900	3	13	16
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

Comparable Store Sales - Stores deemed as comparable stores include our Hibbett, City Gear and Sports Additions stores open throughout the reporting period and the corresponding prior fiscal period referenced, and e-commerce sales. We consider comparable store sales to be a key indicator of our current performance; measuring the growth in sales and sales productivity of existing stores. Management believes that positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to deleveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow.

If a store remodel, relocation or expansion results in the store being closed for a significant period, its sales are removed from the comparable store sales base until it has been open a full 12 months. In addition, rebranded stores are treated as new stores and are not presented in comparable store sales until they have been open a full 12 months under the new brand.

In addition to e-commerce sales, we included the following number of stores in comparable store sales:

	April 29, 2023	April 30, 2022
13-weeks ended	1,088	1,060

Executive Summary

Following is a highlight of our financial results for the periods presented:

Index

	13-Weeks Ended
	April 29, 2023	April 30, 2022
Net sales (in millions)	$455.5	$424.1
E-commerce, percentage to net sales	13.7%	14.6%
Operating income, percentage to sales	10.1%	12.0%
Comparable store sales	4.1%	(18.9)%
Brick and mortar comparable store sales	4.7%	(22.0)%
E-commerce comparable sales	0.6%	4.1%
Net income (in millions)	$35.9	$39.3
Net income, percentage to net sales	7.9%	9.3%
Diluted earnings per share	$2.74	$2.89

During the 13-weeks ended April 29, 2023, we opened 12 new stores and closed two underperforming stores. This brings the store base to 1,143 in 36 states as of April 29, 2023. We closed the 13-weeks ended April 29, 2023, with $26.9 million of available cash and cash equivalents and $56.4 million available under our 2023 Credit Facility. Net inventory was $438.0 million at April 29, 2023, a 39.1% increase compared to April 30, 2022 and up 4.1% from the beginning of the year.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Item 1, Note 1 - Basis of Presentation and Critical Accounting Policies.
The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical and significant accounting policies and estimates are described more fully in our 2023 Annual Report. There have been no changes in our accounting policies in the current period ended April 29, 2023, that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended April 29, 2023, for information regarding recent accounting pronouncements.

Index
Results of Operations
Summarized Unaudited Information

	13-Weeks Ended
	April 29, 2023	April 30, 2022
Statements of Operations
Net sales increase (decrease)	7.4%	(16.3%)
Comparable store sales increase (decrease)	4.1%	(18.9%)

Balance Sheets
Ending cash and cash equivalents (in thousands)	$26,926	$23,221
Average inventory per store	$383,164	$284,942

Store Information
Beginning of period	1,133	1,096
New stores opened	12	9
Rebranded stores	—	1
Stores closed	(2)	(1)
End of period	1,143	1,105

Estimated square footage at end of period (in thousands)	6,485	6,252

Share Repurchase Information(1)
Shares purchased under our Repurchase Program	159,592	491,218
Cost (in thousands)	$10,199	$22,399
Settlement of net share equity awards	47,177	45,993
Cost (in thousands)	$2,833	$2,069

Dividend Information
Number of declarations	1	1
Cash paid (in thousands)	$3,173	$3,277
Total paid per share	$0.25	$0.25
(1) Excludes excise tax for the 13-weeks ended April 29, 2023.

13-Weeks Ended April 29, 2023 Compared to 13-Weeks Ended April 30, 2022

Net Sales

Net sales for the 13-weeks ended April 29, 2023, increased 7.4% to $455.5 million compared with $424.1 million for the 13-weeks ended April 30, 2022. A better assortment of footwear inventory and a favorable launch calendar featuring high demand products were the primary drivers of the year-over-year increase. Comparable store sales increased 4.1% versus the prior year. Brick and mortar comparable store sales were up 4.7% while e-commerce sales increased 0.6% on a year-over-year basis. E-commerce represented 13.7% of total net sales for the 13-weeks ended April 29, 2023, compared to 14.6% in the prior year 13-weeks ended April 30, 2022.

Gross Margin

Gross margin was 33.7% of net sales for the 13-weeks ended April 29, 2023, compared with 37.0% of net sales for the 13-weeks ended April 30, 2022. The approximate 330 basis point decline was driven by lower average product margin which was about 375 basis points lower than the prior year. This decrease was primarily due to higher promotional activity across both

Index
footwear and apparel. Store occupancy was relatively flat as a percent of sales year-over-year while both freight and logistics operations were favorable as a percentage of net sales.

Store Operating, Selling and Administrative ("SG&A") Expenses

SG&A expenses were 21.1% of net sales for the 13-weeks ended April 29, 2023, compared with 22.5% of net sales for the 13-weeks ended April 30, 2022. The decrease of approximately 140 basis points is primarily the result of expense reduction initiatives, lower discretionary advertising spend and reduced incentive compensation expense partially offset by ongoing wage inflation.
Depreciation and Amortization
Depreciation and amortization of $11.7 million increased by approximately 10 basis points as a percentage of net sales for the 13-weeks ended April 29, 2023, compared to the 13-weeks ended April 30, 2022. The increase in expense was mainly due to increased capital investment on store development and infrastructure projects.

Provision for Income Taxes

The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 19.5% for the 13-weeks ended April 29, 2023, and was 22.3% for the 13-weeks ended April 30, 2022. The quarterly effective tax rate fluctuates based on full-year taxable income projections, the impact of discrete items, and the relative level of pre-tax income or loss in each quarter.

Net Income

Net income for the 13-weeks ended April 29, 2023, was $35.9 million, or $2.74 per diluted share compared with net income of $39.3 million, or $2.89 per diluted share for the 13-weeks ended April 30, 2022.

Liquidity and Capital Resources

Macroeconomic Factors

We continue to monitor the impacts of inflation, higher interest rates, a more cautious consumer, the ongoing promotional environment, potential reduction or deferral of discretionary purchases, a tight labor market, excess inventory of apparel and select footwear styles in the marketplace and geopolitical conflicts on our business.

We ended the first quarter of Fiscal 2024 with $26.9 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet. As of April 29, 2023, we had $103.6 million of debt outstanding and $56.4 million available to us under the 2023 Credit Facility, discussed in Note 4, Debt, to the unaudited condensed consolidated financial statements.

Inventory at April 29, 2023 was $438.0 million, a 39.1% increase compared to April 30, 2022, and a 4.1% increase from the beginning of the fiscal year. The majority of this increase is due to product mix and inflation. Inventory units are higher compared to the prior year quarter and fiscal year end with a heavier mix of footwear which carries a higher average unit cost.
Analysis of Cash Flows

Our capital requirements relate primarily to funding capital expenditures, stock repurchases, dividends, the maintenance of facilities and systems to support company growth and working capital requirements. Our working capital requirements are somewhat seasonal in nature and typically increase as we approach our three main selling seasons. Tax refund timing and the spring sports season occurs primarily in February and March. The back-to-school season typically starts in late July and runs into August. The holiday season traditionally begins in November and continues through the month of December. Historically, we have funded our cash requirements primarily through our cash flow from operations and from borrowings under our credit facility in effect.

We believe that our existing cash balances, expected cash flow from operations, funds available under the 2023 Credit Facility, operating and finance leases and normal trade credit will be sufficient to fund our operations and capital expenditures for the next 12 months and for the foreseeable future. We are not aware of any trends or events that would materially affect our capital requirements or liquidity.

Index

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	13-Weeks Ended
	April 29, 2023	April 30, 2022
Net cash (used in) provided by operating activities	$(26,797)	$28,822
Net cash used in investing activities	(14,231)	(15,614)
Net cash provided by (used in) financing activities	51,939	(7,041)
Net increase in cash and cash equivalents	$10,911	$6,167
Operating Activities

Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to increase inventory in advance of peak selling periods including the spring sales season driven by tax refunds and spring sports, the late summer back-to-school and fall sports shopping season and the traditional winter holidays. Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash used in operating activities was $26.8 million for the 13-weeks ended April 29, 2023, compared with net cash provided by operating activities of $28.8 million for the 13-weeks ended April 30, 2022. Operating activities consist primarily of net income adjusted for certain non-cash items and changes in operating assets and liabilities as noted in the bullets below.

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
•Inventory balances in the current year have continued building with much of the dollar increase driven by product cost increases and a mix shift toward higher average cost footwear.
•Changes in accounts payable are mainly due to the timing of payments in relation to inventory receipts.
•Changes in other assets and liabilities are primarily due to the timing of payments related to payroll and changes in incentive-based obligations.

Investing Activities

Net cash used in investing activities in the 13-weeks ended April 29, 2023, totaled $14.2 million compared with net cash used in investing activities of $15.6 million in the 13-weeks ended April 30, 2022. Capital expenditures used $14.2 million of cash in the 13-weeks ended April 29, 2023, versus $16.0 million of cash in the 13-weeks ended April 30, 2022. Capital expenditures in both periods primarily consisted of store development (new stores, relocation, remodels and expansions), technology and infrastructure projects.
We opened 12 new stores during the 13-weeks ended April 29, 2023, as compared to opening nine new stores during the 13-weeks ended April 30, 2022. In addition, one existing store was rebranded during the 13-weeks ended April 30, 2022.
Our capital expenditures for the fiscal year ending February 3, 2024, are expected to be in the range of $60.0 million to $70.0 million, with the largest allocation focused on store development and improving the consumer experience.
Financing Activities

Net cash provided by financing activities was $51.9 million in the 13-weeks ended April 29, 2023, compared to net cash used in financing activities of $7.0 million in the prior year period.

During the 13-weeks ended April 29, 2023, we had net borrowings of $67.3 million against our credit facilities and $56.4 million available under the 2023 Credit Facility at April 29, 2023. During the 13-weeks ended April 30, 2022, we had net

Index
borrowings of $20.4 million against our credit facilities. See Note 4, Debt, to the unaudited condensed consolidated financial statements for additional information.

In the current year, we have repurchased $10.2 million of our common stock under our Repurchase Program. This compares to $22.4 million used to repurchase our common stock under our Repurchase Program in the same period of the prior year. See Note 7, Stock Repurchase Program, to the unaudited condensed consolidated financial statements for additional information.

During the 13-weeks ended April 29, 2023, we paid $3.2 million of dividends to our stockholders compared to $3.3 million during the 13-weeks ended April 30, 2022. On May 23, 2023, the Board declared a cash dividend of $0.25 per common share, payable on June 20, 2023, to stockholders of record at the close of business on June 8, 2023. The estimated payment is expected to be $3.2 million. See Note 8, Dividends, to the unaudited condensed consolidated financial statements for additional information.

Financing activities also consisted of proceeds from stock option exercises and employee stock purchase plan purchases. As stock options are exercised and shares are purchased through our employee stock purchase plan, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

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

Our operations are influenced by general economic conditions including periodic changes in the cost of products we sell. More recently, we have experienced accelerated wage inflation and increases in the cost of goods and services necessary to support our business. We believe the current extended inflationary period is likely having a negative impact on our results of operations, although the direct impact is difficult to quantify. We feel inflation, in addition to other macroeconomic pressures, are influencing our consumer’s shopping behavior. We are experiencing a more promotional environment and believe there is a potential for reduced discretionary spending on our product assortment. Historically, we have generally been able to pass along a significant portion of product cost increases to our customers and deploy a number of mitigation strategies to offset other cost increase elements. However, as noted above, the current environment may make those strategies less effective.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our quantitative and qualitative market risks since January 28, 2023. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2023 Annual Report

ITEM 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of April 29, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the potential for human error and the circumvention or overriding of the controls and procedures. An effective system of disclosure controls can therefore provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a system of disclosure controls and procedures to future periods are subject to the risks that, over time,

Index
controls may become inadequate because of changes in a company's operating environment or degree of compliance with policies and procedures, as well as other factors that may be beyond management's control.

Changes in Internal Control Over Financial Reporting

We have not identified any changes in our internal control over financial reporting that occurred during the period ended April 29, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings.

Information relating to material legal proceedings is set forth in Note 9, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.    Risk Factors.

We operate in an environment that involves a number of risks and uncertainties which are described in our 2023 Annual Report. If any of the risks described in our 2023 Annual Report were to actually occur, our business, results of operations, and financial results could be adversely affected. There were no material changes to the risk factors disclosed in our 2023 Annual Report.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the 13-weeks ended April 29, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands)(1)
January 29, 2023 - February 25, 2023	—	$—	—	$330,062
February 26, 2023 - April 1, 2023	193,942	$63.26	159,592	$319,863
April 2, 2023 - April 29, 2023	12,827	$60.47	—	$319,863
Total	206,769	$63.09	159,592	$319,863
(1)Excludes excise tax.
(2)See Note 7, Stock Repurchase Program, to the unaudited condensed consolidated financial statements for additional information about our Stock Repurchase Program.

ITEM 5.    Other Information.

None.

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

3.3		Certificate of Amendment to the Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant's Form Current Report on Form 8-K with the Securities and Exchange Commission on May 27, 2022.
3.4		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 24, 2021.

Material Agreements
10.1		Credit Agreement, dated as of February 28, 2023, by and among Hibbett, Inc., as borrower, its subsidiaries, as guarantors, and Regions Bank, as administrative agent for the lenders, swingline leader and issuing bank; incorporated herein by reference to Exhibit 10.1 of the Registrant's Form Current Report on Form 8-K with the Securities and Exchange Commission on March 3, 2023.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, has been formatted in Inline XBRL.
	*	Filed Within

Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT, INC.

Date:	June 6, 2023	By:	/s/ Robert J. Volke
Robert J. Volke
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)