Form 10-Q
period 2023-07-29
HIBBETT INC
filed 2023-09-05
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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
As of August 31, 2023, 12,394,431 shares of common stock, par value $0.01 per share, were outstanding.

HIBBETT, INC.

Index
PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	July 29, 2023	January 28, 2023	July 30, 2022
Current assets:
Cash and cash equivalents	$33,067	$16,015	$28,438
Receivables, net	15,449	12,850	16,495
Inventories, net	430,819	420,839	366,218
Other current assets	23,124	23,351	25,864
Total current assets	502,459	473,055	437,015

Property and equipment, net	174,358	169,476	159,608
Operating right-of-use assets	263,334	263,391	260,932
Finance right-of-use assets, net	2,366	2,279	2,086
Tradename intangible asset	23,500	23,500	23,500
Deferred income taxes, net	2,875	3,025	2,441
Other assets, net	7,974	4,434	3,113
Total assets	$976,866	$939,160	$888,695

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$133,310	$190,648	$140,951
Operating lease obligations	73,700	72,544	73,454
Credit facility	106,897	36,264	88,548
Finance lease obligations	802	1,132	1,015
Accrued payroll expenses	12,776	11,361	11,755
Other accrued expenses	15,977	15,803	16,631
Total current liabilities	343,462	327,752	332,354
Operating lease obligations	229,292	229,388	228,848
Finance lease obligations	1,690	1,305	1,258
Other liabilities	5,112	4,484	3,692
Total liabilities	579,556	562,929	566,152

Stockholders' investment:
Common stock - 40,131,503; 39,916,593; and 39,829,704 shares issued, respectively	401	399	398
Paid-in capital	217,986	213,182	207,678
Retained earnings	1,177,914	1,137,481	1,079,872
Treasury stock, at cost - 27,668,224; 27,166,538; and 27,000,336 shares repurchased, respectively	(998,991)	(974,831)	(965,405)
Total stockholders' investment	397,310	376,231	322,543
Total liabilities and stockholders' investment	$976,866	$939,160	$888,695

See notes to unaudited condensed consolidated financial statements.

Index

HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13-Weeks Ended				26-Weeks Ended
	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
		% to Sales		% to Sales		% to Sales		% to Sales
Net sales	$374,877		$392,805		$830,374		$816,857
Cost of goods sold	251,954	67.2%	257,653	65.6%	553,832	66.7%	524,872	64.3%
Gross margin	122,923	32.8%	135,152	34.4%	276,542	33.3%	291,985	35.7%
Store operating, selling and administrative expenses	94,867	25.3%	91,414	23.3%	190,880	23.0%	187,011	22.9%
Depreciation and amortization	12,039	3.2%	10,926	2.8%	23,732	2.9%	21,444	2.6%
Operating income	16,017	4.3%	32,812	8.4%	61,930	7.5%	83,530	10.2%
Interest expense, net	1,891	0.5%	361	0.1%	3,217	0.4%	432	0.1%
Income before provision for income taxes	14,126	3.8%	32,451	8.3%	58,713	7.1%	83,098	10.2%
Provision for income taxes	3,224	0.9%	7,738	2.0%	11,936	1.4%	19,038	2.3%
Net income	$10,902	2.9%	$24,713	6.3%	$46,777	5.6%	$64,060	7.8%

Basic earnings per share	$0.86		$1.91		$3.68		$4.89
Diluted earnings per share	$0.85		$1.86		$3.61		$4.77

Weighted-average shares:
Basic	12,648		12,951		12,719		13,088
Diluted	12,822		13,261		12,967		13,436
Percentages may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	26-Weeks Ended
	July 29, 2023	July 30, 2022
Cash Flows From Operating Activities:
Net income	$46,777	$64,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,732	21,444
Stock-based compensation	3,382	4,044
Impairment charges	453	131
Other non-cash adjustments	367	5,521
Changes in operating assets and liabilities:
Inventories, net	(9,980)	(144,999)
Receivables, net	(4,531)	(2,888)
Accounts payable	(60,773)	51,029
Other assets and liabilities	1,209	(8,188)
Net cash provided by (used in) operating activities	636	(9,846)

Cash Flows From Investing Activities:
Capital expenditures	(25,657)	(30,495)
Other, net	1,067	758
Net cash used in investing activities	(24,590)	(29,737)

Cash Flows From Financing Activities:
Proceeds under credit facilities	417,926	450,294
Repayments under credit facilities	(347,293)	(361,746)
Stock repurchases	(21,212)	(29,409)
Cash dividends paid to stockholders	(6,339)	(6,500)
Payments of finance lease obligations	(552)	(510)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	1,424	907
Other, net	(2,948)	(2,069)
Net cash provided by financing activities	41,006	50,967

Net increase in cash and cash equivalents	17,052	11,384
Cash and cash equivalents, beginning of period	16,015	17,054
Cash and cash equivalents, end of period	$33,067	$28,438
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

13-Weeks Ended July 29, 2023
	Common Stock				Treasury Stock
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Stockholders' Investment
Balance - April 29, 2023	40,120	$401	$216,309	$1,170,180	27,373	$(987,875)	$399,015
Net income	—	—	—	10,902	—	—	10,902
Issuance of shares through the Company's equity plans	12	—	300	—	—	—	300
Purchase of shares under the stock repurchase program	—	—	—	—	295	(11,013)	(11,013)
Excise tax on stock repurchases	—	—	—	—	—	(103)	(103)
Cash dividends declared, $0.25 per common share	—	—	—	(3,168)	—	—	(3,168)
Stock-based compensation	—	—	1,377	—	—	—	1,377
Balance - July 29, 2023	40,132	$401	$217,986	$1,177,914	27,668	$(998,991)	$397,310

13-Weeks Ended July 30, 2022
	Common Stock				Treasury Stock
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Stockholders' Investment
Balance - April 30, 2022	39,780	$398	$205,720	$1,058,383	26,855	$(958,395)	$306,106
Net income	—	—	—	24,713	—	—	24,713
Issuance of shares through the Company's equity plans	50	—	369	—	—	—	369
Purchase of shares under the stock repurchase program	—	—	—	—	145	(7,009)	(7,009)
Cash dividends declared, $0.25 per common share	—	—	—	(3,226)	—	—	(3,226)
Stock-based compensation	—	—	1,589	—	—	—	1,589
Balance - July 30, 2022	39,830	$398	$207,678	$1,079,872	27,000	$(965,405)	$322,543
Columns may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

26-Weeks Ended July 29, 2023
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - January 28, 2023	39,917	$399	$213,182	$1,137,481	27,167	$(974,831)	$376,231
Net income	—	—	—	46,777	—	—	46,777
Issuance of shares through the Company's equity plans	215	2	1,422	—	—	—	1,424
Purchase of shares under the stock repurchase program	—	—	—	—	455	(21,212)	(21,212)
Settlement of net share equity awards	—	—	—	—	47	(2,833)	(2,833)
Excise tax on stock repurchase	—	—	—	—	—	(115)	(115)
Cash dividends declared, $0.50 per common share	—	—	—	(6,344)	—	—	(6,344)
Stock-based compensation	—	—	3,382	—	—	—	3,382
Balance - July 29, 2023	40,132	$401	$217,986	$1,177,914	27,668	$(998,991)	$397,310

26-Weeks Ended July 30, 2022
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - January 29, 2022	39,611	$396	$202,729	$1,022,317	26,318	$(933,927)	$291,515
Net income	—	—	—	64,060	—	—	64,060
Issuance of shares through the Company's equity plans	219	2	905	—	—	—	907
Purchase of shares under the stock repurchase program	—	—	—	—	636	(29,409)	(29,409)
Settlement of net share equity awards	—	—	—	—	46	(2,069)	(2,069)
Cash dividends declared, $0.50 per common share	—	—	—	(6,505)	—	—	(6,505)
Stock-based compensation	—	—	4,044	—	—	—	4,044
Balance - July 30, 2022	39,830	$398	$207,678	$1,079,872	27,000	$(965,405)	$322,543
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

Occasionally, certain reclassifications are made to conform previously reported data to the current presentation. Unless otherwise specifically noted, such reclassifications have no impact on total assets, total liabilities, net income, cash flows or stockholders’ investment in any of the periods presented.

Property and Equipment

Property and equipment are recorded at cost. Finance lease assets are shown as right-of-use ("ROU") assets and are excluded from property and equipment (see Note 3, Leases).

Property and equipment consist of the following (in thousands):

	July 29, 2023	January 28, 2023	July 30, 2022
Land	$7,277	$7,277	$7,277
Buildings	22,589	22,529	22,271
Equipment	139,812	134,304	126,118
Furniture and fixtures	69,388	67,522	65,130
Leasehold improvements	185,525	170,773	154,712
Construction in progress	3,909	5,501	5,297
Total property and equipment	428,500	407,906	380,805
Less: accumulated depreciation and amortization	254,142	238,430	221,197
Total property and equipment, net	$174,358	$169,476	$159,608

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, when control of the merchandise is transferred to our customer at delivery. Sales are recorded net of expected returns at the time the customer takes possession of the merchandise. Net sales exclude sales taxes because we are a pass-through conduit for collecting and remitting these taxes.

Gift Cards and Customer Orders: The net deferred revenue liability for gift cards and customer orders at July 29, 2023, January 28, 2023, and July 30, 2022 was $11.8 million, $9.8 million, and $11.0 million, respectively, recognized in accounts payable on our unaudited condensed consolidated balance sheets.

During the 13-weeks and 26-weeks ended July 29, 2023 and July 30, 2022, gift card deferred revenue realized from prior periods was immaterial.

Index
Loyalty Program: We offer the Hibbett/City Gear Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheets and was $4.1 million, $4.1 million, and $3.7 million at July 29, 2023, January 28, 2023, and July 30, 2022, respectively.

Revenues disaggregated by major product categories are as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Footwear	$256,828	$260,924	$577,362	$524,577
Apparel	70,066	94,099	158,900	205,280
Equipment	47,983	37,782	94,112	87,000
Total	$374,877	$392,805	$830,374	$816,857

Indefinite-Lived Intangible Assets

The City Gear tradename is an indefinite-lived asset which is not amortized, but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that it is more likely than not that an asset is impaired. No impairment related to the tradename intangible was recognized during the 13-weeks and 26-weeks ended July 29, 2023 and July 30, 2022.

2.    Recent Accounting Pronouncements

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board of U.S. GAAP for applicability to our operations and financial reporting. As of July 29, 2023, there were no new pronouncements or interpretations that had or were expected to have a significant impact on our financial reporting.

3.    Leases

ROU lease assets are periodically reviewed for impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to evaluate assets and asset groups, including ROU assets, for impairment and to calculate any impairment loss to be recognized. Asset group impairment charges in the 13-weeks and 26-weeks ended July 29, 2023 and July 30, 2022, were immaterial.

Lease costs are as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating lease cost	$20,219	$19,062	$40,258	$37,321
Finance lease cost:
Amortization of assets	265	245	520	481
Interest on lease liabilities	27	29	54	57
Variable lease cost	4,624	4,306	9,692	8,765
	$25,135	$23,642	$50,524	$46,624

Finance ROU assets on the unaudited condensed consolidated balance sheets at July 29, 2023, January 28, 2023, and July 30, 2022 are shown net of accumulated amortization of $3.8 million, $3.3 million, and $2.8 million, respectively.

Index
The following table provides ROU assets obtained in exchange for lease obligations (in thousands):

	26-Weeks Ended
	July 29, 2023	July 30, 2022
ROU assets obtained in exchange for lease obligations, net:
Operating leases	$38,696	$50,939
Finance leases	$718	$395

As of July 29, 2023, we have entered into approximately $8.6 million of operating lease obligations related to future store locations that have not yet commenced.

4.    Debt

On July 9, 2021, we executed an unsecured Credit Agreement (the "2021 Credit Facility") between the Company and its subsidiaries and Regions Bank, which provided for an unsecured line of credit of up to $100 million. The 2021 Credit Facility was amended on April 7, 2022, to increase the unsecured line of credit to $125 million and replace the original benchmark interest rate of one-month LIBOR plus 1.0% to 1.8% with the Bloomberg Short-Term Bank Yield Index Rate (the “BSBY Rate”) plus 1.0% to 1.8% (depending on specified leverage levels).
On February 28, 2023, we entered into a new unsecured Credit Agreement (the "2023 Credit Facility") with Regions Bank, as administrative agent for the lenders, swingline leader and issuing bank. The 2023 Credit Facility matures on February 28, 2028, and replaced the 2021 Credit Facility and amended certain of its terms and conditions, including the following:
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

Except as described above, the 2023 Credit Facility did not make any material changes to the principal terms of the 2021 Credit Facility, including with respect to financial covenants. As a result, we are subject to certain financial covenants, which include:
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
As of July 29, 2023, we were in compliance with these covenants.
Activity against our credit facilities during the periods indicated are as follows (dollars in millions):

	July 29, 2023		January 28, 2023	July 30, 2022
	13-Weeks Ended	26-Weeks Ended	52-Weeks Ended	13-Weeks Ended	26-Weeks Ended
Number of days borrowings incurred	91	182	307	91	145
Average borrowings	$117.6	$107.2	$40.8	$59.6	$33.7
Maximum borrowings	$134.1	$134.1	$110.5	$110.0	$110.0
Average interest rate	6.35%	6.08%	3.21%	2.11%	1.89%

Index
At July 29, 2023, we had a balance of $106.9 million and a total of $53.1 million available to us under the 2023 Credit Facility.

5.    Stock-Based Compensation

The stock-based compensation costs that have been charged against income were as follows (in thousands):

	13-Weeks Ended		26-Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Stock-based compensation expense by type:
Stock options	$—	$—	$220	$155
Restricted stock units	1,268	1,488	2,921	3,613
Employee stock purchases	83	77	189	235
Director deferred compensation	26	24	52	41
Total stock-based compensation expense	1,377	1,589	3,382	4,044
Income tax benefit recognized	263	369	649	926
Stock-based compensation expense, net of income tax	$1,114	$1,220	$2,733	$3,118

Expense for restricted stock units is shown net of forfeitures, which were immaterial for the 13-weeks and 26-weeks ended July 29, 2023 and July 30, 2022.
We granted the following equity awards:

	13-Weeks Ended		26-Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Stock options	—	—	8,188	7,212
Restricted stock unit awards	—	1,673	78,515	109,521
Performance-based restricted stock unit awards	—	—	39,567	49,978
Deferred stock units	705	532	1,155	937

At July 29, 2023, the total compensation cost not yet recognized related to unvested restricted stock unit awards was $8.6 million and the weighted-average period over which such awards are expected to be recognized was 1.1 years. There were no unrecognized compensation costs related to unvested stock options at July 29, 2023.

Details of stock options granted, exercise price per share and the weighted-average grant date fair value were as follows:

	13-Weeks Ended		26-Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Total stock options granted	—	—	8,188	7,212
Exercise price	$—	$—	$58.38	$46.22
Fair value of stock options	$—	$—	$26.87	$21.46
Under the Hibbett, Inc. Amended and Restated Non-Employee Director Equity Plan, 10,469 shares of our common stock were subject to awards granted during the 26-weeks ended July 29, 2023 and 6,388 shares of our common stock were awarded during the 26-weeks ended July 30, 2022.

Index
The number of shares purchased, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	13-Weeks Ended		26-Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Shares purchased	9,705	7,352	16,731	21,625
Average price per share	$30.85	$36.07	$38.95	$52.62
Weighted-average fair value at grant date	$15.18	$10.65	$16.19	$15.52

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

	13-Weeks Ended		26-Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Weighted-average shares used in basic computations	12,648	12,951	12,719	13,088
Dilutive equity awards	174	310	248	348
Weighted-average shares used in diluted computations	12,822	13,261	12,967	13,436
For the 13-weeks ended July 29, 2023, we excluded 42,452 options from the computations of diluted weighted-average common shares or common stock equivalents outstanding because of their anti-dilutive effect. For the 13-weeks ended July 30, 2022, 66,026 options were excluded from the computation of diluted weighted-average common shares or common share equivalents outstanding because of their anti-dilutive effect.

For the 13-weeks ended July 29, 2023 and July 30, 2022, we also excluded 66,246 and 94,962 unvested stock awards granted to certain employees from the computations of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by July 29, 2023 and July 30, 2022, respectively. Assuming the performance criteria had been achieved as of July 29, 2023, the incremental dilutive impact would have been 10,219 shares. There would have been 5,003 dilutive impact on shares assuming the performance criteria had been achieved as of July 30, 2022.

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

Index
The number of shares repurchased under the Repurchase Program and acquired from holders of restricted stock unit awards to satisfy tax withholding requirements were as follows (dollars in thousands):

	13-Weeks Ended		26-Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Common stock repurchased under the Repurchase Program	294,917	145,178	454,509	636,396
Aggregate cost of repurchases under the Repurchase Program	$11,013	$7,009	$21,212	$29,409
Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements	—	—	47,177	45,993
Tax withholding requirement from holders of restricted stock unit awards	$—	$—	$2,833	$2,069
Excise tax on stock repurchases	$103	$—	$115	$—

As of July 29, 2023, we had approximately $308.9 million remaining under the Repurchase Program for stock repurchases.
Note 8.    Dividends

In June 2021, the Board instituted a recurring quarterly cash dividend. Since inception, our quarterly dividend has been $0.25 per share.

Cash dividends paid were as follows:

	13-Weeks Ended		26-Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Cash dividends paid (in millions)	$3.2	$3.2	$6.3	$6.5
Total paid per share during period	$0.25	$0.25	$0.50	$0.50

Subsequently, on August 22, 2023, the Board declared a cash dividend of $0.25 per common share, payable on September 19, 2023, to stockholders of record at the close of business on September 7, 2023. The estimated aggregate payment is expected to be approximately $3.1 million.

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

The Company believes that its pending legal matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company's consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Adverse decisions and settlements, including any required changes to the Company's business, or other developments in such matters could affect our operating results in future periods or result in a liability or other amounts material to the Company's annual consolidated financial statements. No material amounts were accrued at July 29, 2023, January 28, 2023, or July 30, 2022 pertaining to legal proceedings or other contingencies.

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

Index
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
At July 29, 2023, January 28, 2023, and July 30, 2022, the liability associated with unrecognized tax benefits was immaterial. We file income tax returns in U.S. federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2020 or by most state taxing jurisdictions for years prior to Fiscal 2019.

11.    Related-Party Transactions
Preferred Growth Properties, LLC ("PGP")
The Company leases one store under a lease arrangement with PGP, a wholly owned subsidiary of Books-A-Million, Inc. ("BAMM"). One of our directors is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 28, 2027. Minimum lease payments remaining under the lease at July 29, 2023 and July 30, 2022 were immaterial.
T.I.G. Management, LLC ("TIG")

TIG performs certain new store and store remodel construction for the Company and is owned by a close relative of the Company's President and CEO. For the 13-weeks ended July 29, 2023 and July 30, 2022, payments to TIG for its services were $0.7 million and $2.3 million, respectively. For the 26-weeks ended July 29, 2023 and July 30, 2022, payments to TIG for its services were $3.1 million and $5.2 million, respectively. The amount outstanding to TIG, included in accounts payable on our unaudited condensed consolidated balance sheets at July 29, 2023, January 28, 2023, and July 30, 2022, was immaterial.

Retail Security Gates, LLC ("RSG")

RSG provides specially manufactured store front security gates used in certain of our store locations and is 50% owned by a close relative of the Company's President and CEO. For the 13-weeks ended July 29, 2023 and July 30, 2022, payments to RSG were $0.2 million and $0.3 million, respectively. For the 26-weeks ended July 29, 2023 and July 30, 2022, payments to RSG for its services were $0.4 million and $0.5 million, respectively. The amount outstanding to RSG, included in accounts payable on our unaudited condensed consolidated balance sheets at July 29, 2023, January 28, 2023 and July 30, 2022, was immaterial.

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

Index
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
•our assessment of the materiality and impact on our business of adopting recent accounting pronouncements issued by the Financial Accounting Standards Board and rules issued by the U.S. Securities and Exchange Commission (the "SEC");
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

As of July 29, 2023, we operated a total of 1,148 retail stores under the Hibbett, City Gear and Sports Additions banners in 36 states:

		Location
Brand	Average Square Footage	Strip Center(1)	Mall	Total
Hibbett	5,800	766	177	943
City Gear	5,200	152	37	189
Sports Additions(2)	2,900	3	13	16
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

Comparable Store Sales - Stores deemed as comparable stores include our Hibbett, City Gear and Sports Additions stores open throughout the reporting period and the corresponding prior fiscal period referenced, and e-commerce sales. We consider comparable store sales to be a key indicator of our current performance; measuring the growth in sales and sales productivity of established stores. Management believes that positive comparable store sales contribute to greater leveraging of operating costs, particularly payroll and occupancy costs, while negative comparable store sales contribute to deleveraging of costs. Comparable store sales also have a direct impact on our total net sales and the level of cash flow.

If a store remodel, relocation or expansion results in the store being closed for a significant period, its sales are removed from the comparable store sales base until it has been reopened for a full 12 months. In addition, rebranded stores are treated as new stores and are not presented in comparable store sales until they have been open for a full 12 months under the new brand.

In addition to e-commerce sales, we included the following number of stores in comparable store sales:

	July 29, 2023	July 30, 2022
13-weeks ended	1,097	1,065
26-weeks ended	1,087	1,059

Index
Executive Summary

Following is a highlight of our financial results for the periods presented:

	13-Weeks Ended		26-Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales (in millions)	$374.9	$392.8	$830.4	$816.9
E-commerce, percentage to net sales	15.1%	15.2%	14.3%	14.9%
Operating income, percentage to sales	4.3%	8.4%	7.5%	10.2%
Comparable store sales	(7.3)%	(9.2)%	(1.4)%	(14.5)%
Brick and mortar comparable store sales	(7.7)%	(11.9)%	(1.2)%	(17.4)%
E-commerce comparable sales	(5.2)%	8.3%	(2.2)%	6.2%
Net income (in millions)	$10.9	$24.7	$46.8	$64.1
Net income, percentage to net sales	2.9%	6.3%	5.6%	7.8%
Diluted earnings per share	$0.85	$1.86	$3.61	$4.77

During the 13-weeks ended July 29, 2023, we opened six new stores and closed one underperforming store. This brings the store base to 1,148 in 36 states as of July 29, 2023. At July 29, 2023, we had $33.1 million of available cash and cash equivalents and $53.1 million available under our 2023 Credit Facility. Net inventory was $430.8 million at July 29, 2023, a 17.6% increase compared to July 30, 2022 and up 2.4% from the beginning of the year. Inventory value increased compared to the prior-year quarter, despite a decline in total units in inventory due to a heavier mix of footwear, which carries a higher average unit cost. Inventory units are up slightly versus the beginning of the fiscal year in proportion to the net change in inventory value.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Item 1, Note 1 - Basis of Presentation and Critical Accounting Policies.
The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical and significant accounting policies and estimates are described more fully in our 2023 Annual Report. There have been no changes in our accounting policies in the 13-weeks ended July 29, 2023, that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended July 29, 2023, for information regarding recent accounting pronouncements.

Index
Results of Operations
Summarized Unaudited Information

	13-Weeks Ended		26-Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Statements of Operations
Net sales (decrease) increase	(4.6)%	(6.3)%	1.7%	(11.8)%
Comparable store sales decrease	(7.3)%	(9.2)%	(1.4)%	(14.5)%

Balance Sheets
Ending cash and cash equivalents (in thousands)	$33,067	$28,438
Average inventory per store	$375,278	$327,859

Store Information
Beginning of period	1,143	1,105	1,133	1,096
New stores opened	6	13	18	22
Rebranded stores	—	—	—	1
Stores closed	(1)	(1)	(3)	(2)
End of period	1,148	1,117	1,148	1,117

Estimated square footage at end of period (in thousands)	6,514	6,335

Share Repurchase Information(1)
Shares purchased under our Repurchase Program	294,917	145,178	454,509	636,396
Cost (in thousands)	$11,013	$7,009	$21,212	$29,409
Settlement of net share equity awards	—	—	47,177	45,993
Cost (in thousands)	$—	$—	$2,833	$2,069

Dividend Information
Number of declarations	1	1	2	2
Cash paid (in thousands)	$3,165	$3,223	$6,339	$6,500
Total paid per share	$0.25	$0.25	$0.50	$0.50
(1) Excludes excise tax for the 13-weeks and 26-weeks ended July 29, 2023.

13-Weeks Ended July 29, 2023 Compared to 13-Weeks Ended July 30, 2022

Net Sales

Net sales for the 13-weeks ended July 29, 2023, decreased 4.6% to $374.9 million compared with $392.8 million for the 13-weeks ended July 30, 2022. Comparable store sales decreased 7.3% versus the prior-year period. Brick and mortar comparable store sales declined 7.7% while e-commerce sales decreased 5.2% on a year-over-year basis. E-commerce represented 15.1% of total net sales for the 13-weeks ended July 29, 2023, compared to 15.2% in the 13-weeks ended July 30, 2022.

Footwear remained the strongest category during the quarter but declined 1.6% to $256.8 million as compared with $260.9 million for the prior-year period. Results in footwear were challenged early in the quarter primarily due to decreased performance of select secondary brands and franchises, as well as an unfavorable launch calendar compared to the prior-year period. Results in the latter part of the quarter improved primarily due to an improved launch cadence and the start of the back-to-school season. Apparel for the quarter decreased 25.5% to $70.1 million as compared with $94.1 million for the prior-year period and continues to be adversely affected by promotional activity due to elevated inventory levels.

Index
Gross Margin

Gross margin was 32.8% of net sales for the 13-weeks ended July 29, 2023, compared with 34.4% of net sales for the 13-weeks ended July 30, 2022. The approximate 160 basis point decline was driven primarily by lower average product margin which was approximately 215 basis points lower than the prior-year period. This decline was driven primarily by higher promotional activity across both footwear and apparel. In addition, the year-over-year sales decline resulted in deleverage of store occupancy costs of approximately 100 basis points. These unfavorable gross margin impacts were partially offset by lower freight, shipping and logistics expenses as a percent of sales in comparison to the 13-weeks ended July 30, 2022.

Store Operating, Selling and Administrative ("SG&A") Expenses

SG&A expenses were 25.3% of net sales for the 13-weeks ended July 29, 2023, compared with 23.3% of net sales for the 13-weeks ended July 30, 2022. The increase of approximately 200 basis points is primarily the result of deleverage from lower sales volume with the largest headwinds noted in wage increases driven by inflation, incentive compensation, employee medical expenses and data processing costs.
Depreciation and Amortization
Depreciation and amortization of $12.0 million increased by approximately 40 basis points as a percentage of net sales for the 13-weeks ended July 29, 2023, compared to the 13-weeks ended July 30, 2022. The increase in depreciation and amortization expense was primarily attributable to increased capital investment over the last three fiscal years on store development, technology and infrastructure projects.

Provision for Income Taxes

The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 22.8% for the 13-weeks ended July 29, 2023, and was 23.8% for the 13-weeks ended July 30, 2022. The quarterly effective tax rate fluctuates based on full-year taxable income projections, the impact of discrete items, and the relative level of pre-tax income or loss in each quarter.

Net Income

Net income for the 13-weeks ended July 29, 2023, was $10.9 million, or $0.85 per diluted share compared with net income of $24.7 million, or $1.86 per diluted share for the 13-weeks ended July 30, 2022.

26-Weeks Ended July 29, 2023 Compared to 26-Weeks Ended July 30, 2022
Net Sales
Net sales for the 26-weeks ended July 29, 2023, increased 1.7% to $830.4 million compared with $816.9 million for the 26-weeks ended July 30, 2022. Comparable store sales decreased 1.4% versus the 26-weeks ended July 30, 2022. Brick and mortar comparable store sales declined 1.2% while e-commerce sales decreased 2.2% compared to the 26-weeks ended July 30, 2022. E-commerce represented 14.3% of total net sales for the 26-weeks ended July 29, 2023, compared to 14.9% in the 26-weeks ended July 30, 2022.

Footwear increased 10.1% to $577.4 million as compared with $524.6 million for the prior-year period. Apparel decreased 22.6% to $158.9 million as compared with $205.3 million for the prior-year period.

Gross Margin

Gross margin was $276.5 million, or 33.3% of net sales for the 26-weeks ended July 29, 2023, compared with $292.0 million, or 35.7% of net sales for the 26-weeks ended July 30, 2022. The approximate 240 basis point decline was primarily due to lower average product margin of approximately 300 basis points and an approximate 45 basis point increase in store occupancy costs. Freight, shipping and logistics costs improved as a percent of sales on a year-over-year basis, partially offsetting the unfavorable average product margin and store occupancy performance.

SG&A Expenses

SG&A expenses were 23.0% of net sales for the 26-weeks ended July 29, 2023, compared with 22.9% of net sales for the 26-weeks ended July 30, 2022. The 10 basis point increase is primarily the result of higher employee medical expenses and an

Index
increase in data processing costs, partially offset by lower advertising and professional fees.
Depreciation and Amortization
Depreciation and amortization of $23.7 million increased approximately 20 basis points as a percentage of net sales for the 26-weeks ended July 29, 2023, compared to the 26-weeks ended July 30, 2022. The increase in depreciation and amortization expense reflects our continued commitment to invest in organic growth opportunities and infrastructure improvement projects.

Provision for Income Taxes

The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 20.3% for the 26-weeks ended July 29, 2023 and was 22.9% of pre-tax income for the 26-weeks ended July 30, 2022. The annualized effective tax rate fluctuates based on full-year taxable income projections, the impact of discrete items, and the relative level of pre-tax income or loss in each quarter.

Liquidity and Capital Resources

Macroeconomic Factors

We continue to monitor the impacts of inflation, higher interest rates, a more cautious consumer, the ongoing promotional environment, potential reduction or deferral of discretionary purchases, a tight labor market, excess inventory of apparel and select footwear styles in the marketplace and geopolitical conflicts on our business.

We ended the second quarter of Fiscal 2024 with $33.1 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet. As of July 29, 2023, we had $106.9 million of debt outstanding and $53.1 million available to us under the 2023 Credit Facility, discussed in Note 4, Debt, to the unaudited condensed consolidated financial statements.

Inventory at July 29, 2023 was $430.8 million, a 17.6% increase compared to July 30, 2022, and a 2.4% increase from the beginning of the fiscal year. The majority of this increase is due to changes in our product mix and the effects of inflation. Inventory value increased compared to the prior-year quarter, despite a decline in total units in inventory due to a heavier mix of footwear, which carries a higher average unit cost. Inventory units are up slightly versus the beginning of the fiscal year in proportion to the net change in inventory value.
Analysis of Cash Flows

Our capital requirements relate primarily to funding capital expenditures, stock repurchases, dividends, the maintenance of facilities and systems to support company growth and working capital requirements. Our working capital requirements are somewhat seasonal in nature and typically increase as we approach our three main selling seasons. Tax refund timing and the spring sports season occurs primarily in February and March. The back-to-school season typically starts in late July and runs into August. The holiday season traditionally begins in November and continues through the month of December. Historically, we have funded our cash requirements primarily through our cash flow from operations and from borrowings under our credit facility.

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

Index
Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	26-Weeks Ended
	July 29, 2023	July 30, 2022
Net cash provided by (used in) operating activities	$636	$(9,846)
Net cash used in investing activities	(24,590)	(29,737)
Net cash provided by financing activities	41,006	50,967
Net increase in cash and cash equivalents	$17,052	$11,384
Operating Activities

Cash flow from operations is seasonal in our business. Typically, we use cash flow from operations to build inventory in advance of peak selling periods including the spring sales season driven by tax refunds and spring sports, the late summer back-to-school and fall sports shopping season and the traditional winter holidays. Inventory levels are reduced in connection with higher sales during the peak selling seasons and this inventory reduction, combined with proportionately higher net income, typically produces a positive cash flow.

Net cash provided by operating activities was $0.6 million for the 26-weeks ended July 29, 2023, compared with net cash used in operating activities of $9.8 million for the 26-weeks ended July 30, 2022. Operating activities consist primarily of net income adjusted for certain non-cash items and changes in operating assets and liabilities as noted in the bullets below.

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
•Inventory balances in the current year have increased with much of the dollar increase driven by product cost increases due to ongoing inflation and a mix shift toward higher average cost footwear.
•Changes in accounts payable are primarily due to the timing of payments in relation to inventory receipts.
•Changes in other assets and liabilities are primarily due to the timing of payments related to payroll and changes in incentive-based obligations.

Investing Activities

Net cash used in investing activities in the 26-weeks ended July 29, 2023, totaled $24.6 million compared with net cash used in investing activities of $29.7 million in the 26-weeks ended July 30, 2022. Capital expenditures used $25.7 million of cash in the 26-weeks ended July 29, 2023, versus $30.5 million of cash in the 26-weeks ended July 30, 2022. Capital expenditures in both periods primarily consisted of store development (new stores, relocation, remodels and expansions), technology and infrastructure projects.
We opened 18 new stores during the 26-weeks ended July 29, 2023, as compared to opening 22 new stores during the 26-weeks ended July 30, 2022. In addition, one existing store was rebranded during the 26-weeks ended July 30, 2022.
Our capital expenditures for the fiscal year ending February 3, 2024, are expected to be in the range of $60.0 million to $70.0 million, with the largest allocation focused on store development and improving the consumer experience.
Financing Activities

Net cash provided by financing activities was $41.0 million in the 26-weeks ended July 29, 2023, compared to net cash provided by financing activities of $51.0 million in the prior-year period.

During the 26-weeks ended July 29, 2023, we had net borrowings of $70.6 million against our credit facilities and have additional capacity of $53.1 million available under the 2023 Credit Facility at July 29, 2023. During the 26-weeks ended July 30, 2022, we had net borrowings of $88.5 million against our credit facilities. See Note 4, Debt, to the unaudited condensed consolidated financial statements for additional information.

Index

In the current year, we have repurchased $21.2 million of our common stock under our Repurchase Program. This compares to $29.4 million used to repurchase our common stock under our Repurchase Program in the same period of the prior year. See Note 7, Stock Repurchase Program, to the unaudited condensed consolidated financial statements for additional information.

During the 26-weeks ended July 29, 2023, we paid $6.3 million of dividends to our stockholders compared to $6.5 million during the 26-weeks ended July 30, 2022. On August 22, 2023, the Board declared a cash dividend of $0.25 per common share, payable on September 19, 2023, to stockholders of record at the close of business on September 7, 2023. The estimated payment is expected to be $3.1 million. See Note 8, Dividends, to the unaudited condensed consolidated financial statements for additional information.

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

Our operations are influenced by general economic conditions including periodic changes in the cost of products we sell. In Fiscal 2023 and Fiscal 2024 to-date, we have experienced accelerated wage inflation and increases in the cost of goods and services necessary to support our business. We believe the current extended inflationary period is likely having a negative impact on our results of operations, although the direct impact is difficult to quantify. We believe inflation, in addition to other macroeconomic pressures such as higher interest rates, are adversely influencing our target consumer’s shopping behavior. As a result of these pressures, we and other retailers are experiencing a more promotional environment and we believe there is a potential for reduced discretionary spending on our product assortment. Historically, we have generally been able to pass along a significant portion of product cost increases to our customers and deploy a number of mitigation strategies to offset other cost increase elements. However, as noted above, the current environment may make those strategies less effective.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our quantitative and qualitative market risks since January 28, 2023. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2023 Annual Report.

ITEM 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of July 29, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There are inherent limitations in the effectiveness of any system of disclosure controls and procedures, including the potential for human error and the circumvention or overriding of the controls and procedures. An effective system of disclosure controls can therefore provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent or detect all errors or fraud. Finally, projections of any evaluation or assessment of effectiveness of a system of disclosure controls and procedures to future periods are subject to the risks that, over time, controls may become inadequate because of changes in a company's operating environment or degree of compliance with

Index
policies and procedures, as well as other factors that may be beyond management's control.

Changes in Internal Control Over Financial Reporting

We have not identified any changes in our internal control over financial reporting that occurred during the period ended July 29, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings.

Information relating to material legal proceedings is set forth in Note 9, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.    Risk Factors.

We operate in an environment that involves a number of risks and uncertainties, which are described in our 2023 Annual Report. If any of the risks described in our 2023 Annual Report were to actually occur, our business, results of operations, and financial results could be adversely affected. There were no material changes to the risk factors disclosed in our 2023 Annual Report.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the 13-weeks ended July 29, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands)(1)
April 30, 2023 - May 27, 2023	—	$—	—	$319,863
May 28, 2023 - July 1, 2023	294,917	$37.34	294,917	$308,850
July 2, 2023 - July 29, 2023	—	$—	—	$308,850
Total	294,917	$37.34	294,917	$308,850
(1)Excludes excise tax.
(2)See Note 7, Stock Repurchase Program, to the unaudited condensed consolidated financial statements for additional information about our Stock Repurchase Program.

ITEM 5.    Other Information.

Securities Trading Plans of Directors and Section 16 Officers

During the 13-weeks ended July 29, 2023, none of our directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

3.3		Certificate of Amendment to the Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant's Form Current Report on Form 8-K with the Securities and Exchange Commission on May 27, 2022.
3.4		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 24, 2021.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 29, 2023, has been formatted in Inline XBRL.
	*	Filed Within

Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT, INC.

Date:	September 5, 2023	By:	/s/ Robert J. Volke
Robert J. Volke
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)