Form 10-Q
period 2023-10-28
HIBBETT INC
filed 2023-12-05
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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
As of November 30, 2023, 11,771,751 shares of common stock, par value $0.01 per share, were outstanding.

HIBBETT, INC.

Index
PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share information)

ASSETS	October 28, 2023	January 28, 2023	October 29, 2022
Current assets:
Cash and cash equivalents	$29,580	$16,015	$25,114
Receivables, net	12,136	12,850	15,170
Inventories, net	398,106	420,839	404,819
Other current assets	28,408	23,351	29,577
Total current assets	468,230	473,055	474,680

Property and equipment, net	172,701	169,476	165,196
Operating right-of-use assets	272,909	263,391	266,402
Finance right-of-use assets, net	2,095	2,279	2,027
Tradename intangible asset	23,500	23,500	23,500
Deferred income taxes, net	3,044	3,025	2,484
Other assets, net	8,414	4,434	3,081
Total assets	$950,893	$939,160	$937,370

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$118,127	$190,648	$209,194
Operating lease obligations	75,490	72,544	71,649
Credit facility	96,916	36,264	51,657
Finance lease obligations	663	1,132	1,057
Accrued payroll expenses	9,573	11,361	11,550
Other accrued expenses	16,003	15,803	16,820
Total current liabilities	316,772	327,752	361,927
Operating lease obligations	239,300	229,388	233,504
Finance lease obligations	1,557	1,305	1,143
Other liabilities	4,211	4,484	2,962
Total liabilities	561,840	562,929	599,536

Stockholders' investment:
Common stock - 40,147,969; 39,916,593; and 39,847,656 shares issued, respectively	401	399	398
Paid-in capital	219,653	213,182	209,659
Retained earnings	1,200,320	1,137,481	1,102,243
Treasury stock, at cost - 28,376,218; 27,166,538; and 27,161,181 shares repurchased, respectively	(1,031,321)	(974,831)	(974,466)
Total stockholders' investment	389,053	376,231	337,834
Total liabilities and stockholders' investment	$950,893	$939,160	$937,370

See notes to unaudited condensed consolidated financial statements.

Index

HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13-Weeks Ended				39-Weeks Ended
	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022
		% to Sales		% to Sales		% to Sales		% to Sales
Net sales	$431,923		$433,164		$1,262,297		$1,250,021
Cost of goods sold	285,579	66.1%	284,434	65.7%	839,411	66.5%	809,306	64.7%
Gross margin	146,344	33.9%	148,730	34.3%	422,886	33.5%	440,715	35.3%
Store operating, selling and administrative expenses	99,404	23.0%	103,510	23.9%	290,284	23.0%	290,520	23.2%
Depreciation and amortization	12,457	2.9%	11,019	2.5%	36,189	2.9%	32,463	2.6%
Operating income	34,483	8.0%	34,201	7.9%	96,413	7.6%	117,732	9.4%
Interest expense, net	1,106	0.3%	467	0.1%	4,323	0.3%	900	0.1%
Income before provision for income taxes	33,377	7.7%	33,734	7.8%	92,090	7.3%	116,832	9.3%
Provision for income taxes	7,880	1.8%	8,161	1.9%	19,816	1.6%	27,199	2.2%
Net income	$25,497	5.9%	$25,573	5.9%	$72,274	5.7%	$89,633	7.2%

Basic earnings per share	$2.09		$1.99		$5.76		$6.89
Diluted earnings per share	$2.05		$1.94		$5.66		$6.71

Weighted-average shares:
Basic	12,224		12,837		12,554		13,004
Diluted	12,408		13,202		12,780		13,358
Percentages may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	39-Weeks Ended
	October 28, 2023	October 29, 2022
Cash Flows From Operating Activities:
Net income	$72,274	$89,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,189	32,463
Stock-based compensation	4,612	5,407
Impairment charges	1,393	346
Other non-cash adjustments	(1,054)	4,682
Changes in operating assets and liabilities:
Inventories, net	22,732	(183,600)
Receivables, net	(1,549)	(1,510)
Accounts payable	(76,088)	119,760
Income tax payable, net	—	2,697
Other assets and liabilities	(6,157)	(17,478)
Net cash provided by operating activities	52,352	52,400

Cash Flows From Investing Activities:
Capital expenditures	(37,163)	(47,463)
Other, net	2,604	938
Net cash used in investing activities	(34,559)	(46,525)

Cash Flows From Financing Activities:
Proceeds under credit facilities	682,264	688,665
Repayments under credit facilities	(621,612)	(637,008)
Stock repurchases	(53,212)	(38,458)
Cash dividends paid to stockholders	(9,427)	(9,699)
Payments of finance lease obligations	(824)	(759)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	1,861	1,525
Other, net	(3,278)	(2,081)
Net cash (used in) provided by financing activities	(4,228)	2,185

Net increase in cash and cash equivalents	13,565	8,060
Cash and cash equivalents, beginning of period	16,015	17,054
Cash and cash equivalents, end of period	$29,580	$25,114
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

13-Weeks Ended October 28, 2023
	Common Stock				Treasury Stock
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Stockholders' Investment
Balance - July 29, 2023	40,132	$401	$217,986	$1,177,914	27,668	$(998,991)	$397,310
Net income	—	—	—	25,497	—	—	25,497
Issuance of shares through the Company's equity plans	16	—	437	—	—	—	437
Purchase of shares under the stock repurchase program	—	—	—	—	708	(31,999)	(31,999)
Settlement of net share equity awards	—	—	—	—	—	(17)	(17)
Excise tax on stock repurchases	—	—	—	—	—	(314)	(314)
Cash dividends declared, $0.25 per common share	—	—	—	(3,091)	—	—	(3,091)
Stock-based compensation	—	—	1,230	—	—	—	1,230
Balance - October 28, 2023	40,148	$401	$219,653	$1,200,320	28,376	$(1,031,321)	$389,053

13-Weeks Ended October 29, 2022
	Common Stock				Treasury Stock
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Stockholders' Investment
Balance - July 30, 2022	39,830	$398	$207,678	$1,079,872	27,000	$(965,405)	$322,543
Net income	—	—	—	25,573	—	—	25,573
Issuance of shares through the Company's equity plans	18	—	617	—	—	—	617
Purchase of shares under the stock repurchase program	—	—	—	—	161	(9,049)	(9,049)
Settlement of net share equity awards	—	—	—	—	—	(12)	(12)
Cash dividends declared, $0.25 per common share	—	—	—	(3,202)	—	—	(3,202)
Stock-based compensation	—	—	1,364	—	—	—	1,364
Balance - October 29, 2022	39,848	$398	$209,659	$1,102,243	27,161	$(974,466)	$337,834
Columns may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

39-Weeks Ended October 28, 2023
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - January 28, 2023	39,917	$399	$213,182	$1,137,481	27,167	$(974,831)	$376,231
Net income	—	—	—	72,274	—	—	72,274
Issuance of shares through the Company's equity plans	231	2	1,859	—	—	—	1,861
Purchase of shares under the stock repurchase program	—	—	—	—	1,162	(53,212)	(53,212)
Settlement of net share equity awards	—	—	—	—	47	(2,849)	(2,849)
Excise tax on stock repurchase	—	—	—	—	—	(429)	(429)
Cash dividends declared, $0.75 per common share	—	—	—	(9,435)	—	—	(9,435)
Stock-based compensation	—	—	4,612	—	—	—	4,612
Balance - October 28, 2023	40,148	$401	$219,653	$1,200,320	28,376	$(1,031,321)	$389,053

39-Weeks Ended October 29, 2022
	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders' Investment
Balance - January 29, 2022	39,611	$396	$202,729	$1,022,317	26,318	$(933,927)	$291,515
Net income	—	—	—	89,633	—	—	89,633
Issuance of shares through the Company's equity plans	236	2	1,523	—	—	—	1,525
Purchase of shares under the stock repurchase program	—	—	—	—	797	(38,458)	(38,458)
Settlement of net share equity awards	—	—	—	—	46	(2,081)	(2,081)
Cash dividends declared, $0.75 per common share	—	—	—	(9,707)	—	—	(9,707)
Stock-based compensation	—	—	5,407	—	—	—	5,407
Balance - October 29, 2022	39,848	$398	$209,659	$1,102,243	27,161	$(974,466)	$337,834
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

Property and equipment consist of the following (in thousands):

	October 28, 2023	January 28, 2023	October 29, 2022
Land	$7,277	$7,277	$7,277
Buildings	22,643	22,529	22,395
Equipment	138,861	134,304	128,537
Furniture and fixtures	70,043	67,522	66,564
Leasehold improvements	191,285	170,773	162,747
Construction in progress	5,492	5,501	7,579
Total property and equipment	435,601	407,906	395,099
Less: accumulated depreciation and amortization	262,900	238,430	229,903
Total property and equipment, net	$172,701	$169,476	$165,196

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

Gift Cards and Customer Orders: The net deferred revenue liability for gift cards and customer orders at October 28, 2023, January 28, 2023, and October 29, 2022 was $10.3 million, $9.8 million, and $9.9 million, respectively, recognized in accounts payable on our unaudited condensed consolidated balance sheets.

During the 13-weeks and 39-weeks ended October 28, 2023 and October 29, 2022, gift card deferred revenue realized from prior periods was immaterial.

Index
Loyalty Program: We offer the Hibbett/City Gear Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheets and was $4.1 million, $4.1 million, and $3.8 million at October 28, 2023, January 28, 2023, and October 29, 2022, respectively.

Revenues disaggregated by major product categories are as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Footwear	$306,868	$294,133	$884,230	$818,706
Apparel	72,277	93,125	231,177	298,405
Equipment	52,778	45,906	146,890	132,910
Total	$431,923	$433,164	$1,262,297	$1,250,021

Indefinite-Lived Intangible Assets

The City Gear tradename is an indefinite-lived asset which is not amortized, but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that it is more likely than not that an asset is impaired. No impairment related to the tradename intangible was recognized during the 13-weeks and 39-weeks ended October 28, 2023 and October 29, 2022.

2.    Recent Accounting Pronouncements

Standards that were adopted

None.

Standards that are not yet adopted

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280). This update provides, among other things, enhanced segment disclosure requirements including disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We will adopt ASU 2023-07 upon the effective date and do not expect its adoption to have a material impact on our financial position, results of operations or cash flows.

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board of U.S. GAAP for applicability to our operations and financial reporting. As of October 28, 2023, there were no new pronouncements or interpretations that had or were expected to have a significant impact on our financial reporting.

3.    Leases

ROU lease assets are periodically reviewed for impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to evaluate assets and asset groups, including ROU assets, for impairment and to calculate any impairment loss to be recognized. Asset group impairment charges in the 13-weeks and 39-weeks ended October 28, 2023 and October 29, 2022, were immaterial.

Index
Lease costs are as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating lease cost	$20,479	$19,285	$60,737	$56,606
Finance lease cost:
Amortization of assets	271	235	791	716
Interest on lease liabilities	25	27	79	84
Variable lease cost	4,862	4,771	14,554	13,536
	$25,637	$24,318	$76,161	$70,942

Finance ROU assets on the unaudited condensed consolidated balance sheets at October 28, 2023, January 28, 2023, and October 29, 2022 are shown net of accumulated amortization of $4.1 million, $3.3 million, and $3.1 million, respectively.

The following table provides ROU assets obtained in exchange for lease obligations (in thousands):

	39-Weeks Ended
	October 28, 2023	October 29, 2022
ROU assets obtained in exchange for lease obligations, net:
Operating leases	$69,507	$73,797
Finance leases	$718	$571

As of October 28, 2023, we have entered into approximately $5.5 million of operating lease obligations related to future store locations that have not yet commenced.

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

Index
•a Consolidated Fixed Coverage Charge Ratio comparing EBITDAR to fixed charges and certain current liabilities (as defined in the 2021 Credit Facility) with a minimum of 1.2x.
As of October 28, 2023, we were in compliance with these covenants.
Activity against our credit facilities during the periods indicated are as follows (dollars in millions):

	October 28, 2023		January 28, 2023	October 29, 2022
	13-Weeks Ended	39-Weeks Ended	52-Weeks Ended	13-Weeks Ended	39-Weeks Ended
Number of days borrowings incurred	91	273	307	91	236
Average borrowings	$71.2	$95.2	$40.8	$50.6	$39.3
Maximum borrowings	$110.2	$134.1	$110.5	$94.8	$110.0
Average interest rate	6.62%	6.26%	3.21%	3.57%	2.54%
At October 28, 2023, we had a balance of $96.9 million and a total of $63.1 million available to us under the 2023 Credit Facility.

5.    Stock-Based Compensation

The stock-based compensation costs that have been charged against income were as follows (in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Stock-based compensation expense by type:
Stock options	$—	$—	$220	$155
Restricted stock units	1,112	1,269	4,033	4,881
Employee stock purchases	92	69	280	304
Director deferred compensation	26	26	79	67
Total stock-based compensation expense	1,230	1,364	4,612	5,407
Income tax benefit recognized	245	321	1,022	1,247
Stock-based compensation expense, net of income tax	$985	$1,043	$3,590	$4,160

Expense for restricted stock units is shown net of forfeitures, which were immaterial for the 13-weeks and 39-weeks ended October 28, 2023 and October 29, 2022.
We granted the following equity awards:

	13-Weeks Ended		39-Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Stock options	—	—	8,188	7,212
Restricted stock unit awards	3,390	1,469	81,905	110,990
Performance-based restricted stock unit awards	—	—	39,567	49,978
Deferred stock units	553	510	1,708	1,447

At October 28, 2023, the total compensation cost not yet recognized related to unvested restricted stock unit awards was $6.7 million and the weighted-average period over which such awards are expected to be recognized was 1.8 years. There were no unrecognized compensation costs related to unvested stock options at October 28, 2023.

Index
Details of stock options granted, exercise price per share and the weighted-average grant date fair value were as follows:

	13-Weeks Ended		39-Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Total stock options granted	—	—	8,188	7,212
Exercise price	$—	$—	$58.38	$46.22
Fair value of stock options	$—	$—	$26.87	$21.46
Under the Hibbett, Inc. Amended and Restated Non-Employee Director Equity Plan, 10,469 shares of our common stock were subject to awards granted during the 39-weeks ended October 28, 2023 and 6,388 shares of our common stock were awarded during the 39-weeks ended October 29, 2022.
The number of shares purchased, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	13-Weeks Ended		39-Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Shares purchased	10,753	6,408	27,484	28,033
Average price per share	$30.85	$38.11	$35.78	$49.30
Weighted-average fair value at grant date	$9.43	$11.41	$13.55	$14.58

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

	13-Weeks Ended		39-Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Weighted-average shares used in basic computations	12,224	12,837	12,554	13,004
Dilutive equity awards	184	365	226	354
Weighted-average shares used in diluted computations	12,408	13,202	12,780	13,358
For the 13-weeks ended October 28, 2023, we excluded 42,452 options from the computations of diluted weighted-average common shares or common stock equivalents outstanding because of their anti-dilutive effect. For the 13-weeks ended October 29, 2022, 21,819 options were excluded from the computation of diluted weighted-average common shares or common share equivalents outstanding because of their anti-dilutive effect.

For the 13-weeks ended October 28, 2023 and October 29, 2022, we also excluded 56,354 and 72,472 unvested stock awards granted to certain employees from the computations of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by October 28, 2023 and October 29, 2022, respectively. Assuming the performance criteria had been achieved as of October 28, 2023, the incremental dilutive impact would have been 36,700 shares. There would have been 14,411 dilutive impact on shares assuming the performance criteria had been achieved as of October 29, 2022.

7.    Stock Repurchase Program
Our Board of Directors (the "Board") has authorized a stock repurchase program (the "Repurchase Program") since August 2004; replacing, amending, renewing and extending the Repurchase Program periodically. In the most recent amendment in May 2021, the Board authorized an expansion of the Repurchase Program by $500.0 million to a total of $800.0 million to

Index
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
The number of shares repurchased under the Repurchase Program and acquired from holders of restricted stock unit awards to satisfy tax withholding requirements were as follows (dollars in thousands):

	13-Weeks Ended		39-Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Common stock repurchased under the Repurchase Program	707,621	160,637	1,162,130	797,033
Aggregate cost of repurchases under the Repurchase Program	$31,999	$9,049	$53,211	$38,458
Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements	373	208	47,550	46,201
Tax withholding requirement from holders of restricted stock unit awards	$17	$12	$2,849	$2,081
Excise tax on stock repurchases	$314	$—	$429	$—

As of October 28, 2023, we had approximately $276.9 million remaining under the Repurchase Program for stock repurchases.
8.    Dividends

In June 2021, the Board instituted a recurring quarterly cash dividend. Since inception, our quarterly dividend has been $0.25 per share.

Cash dividends paid were as follows:

	13-Weeks Ended		39-Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Cash dividends paid (in millions)	$3.1	$3.2	$9.4	$9.7
Total paid per share during period	$0.25	$0.25	$0.75	$0.75

Subsequently, on November 20, 2023, the Board declared a cash dividend of $0.25 per common share, payable on December 19, 2023, to stockholders of record at the close of business on December 7, 2023. The estimated aggregate payment is expected to be approximately $2.9 million.

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

The Company believes that its pending legal matters, both individually and in the aggregate, will be resolved without a material adverse effect on the Company's consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Adverse decisions and settlements, including any required changes to the Company's business, or other developments in such matters could affect our operating results in future periods or result in a liability or

Index
other amounts material to the Company's annual consolidated financial statements. No material amounts were accrued at October 28, 2023, January 28, 2023, or October 29, 2022 pertaining to legal proceedings or other contingencies.

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
At October 28, 2023, January 28, 2023, and October 29, 2022, the liability associated with unrecognized tax benefits was immaterial. We file income tax returns in U.S. federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2020 or by most state taxing jurisdictions for years prior to Fiscal 2019.

11.    Related-Party Transactions
Preferred Growth Properties, LLC ("PGP")
The Company leases one store under a lease arrangement with PGP, a wholly owned subsidiary of Books-A-Million, Inc. ("BAMM"). One of our directors is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 28, 2027. Minimum lease payments remaining under the lease at October 28, 2023 and October 29, 2022 were immaterial.
T.I.G. Management, LLC ("TIG")

TIG performs certain new store and store remodel construction for the Company and is 70% owned by a close relative of the Company's President and CEO. For the 13-weeks ended October 28, 2023 and October 29, 2022, payments to TIG for its services were $1.6 million and $3.1 million, respectively. For the 39-weeks ended October 28, 2023 and October 29, 2022, payments to TIG for its services were $4.7 million and $8.3 million, respectively. The amount outstanding to TIG, included in accounts payable on our unaudited condensed consolidated balance sheets at October 28, 2023, January 28, 2023, and October 29, 2022, was immaterial.

Retail Security Gates, LLC ("RSG")

RSG provides specially manufactured store front security gates used in certain of our store locations and is 50% owned by a close relative of the Company's President and CEO. For the 13-weeks ended October 28, 2023 and October 29, 2022, payments to RSG were $0.1 million and $0.3 million, respectively. For the 39-weeks ended October 28, 2023 and October 29, 2022, payments to RSG were $0.5 million and $0.8 million, respectively. The amount outstanding to RSG, included in accounts payable on our unaudited condensed consolidated balance sheets at October 28, 2023, January 28, 2023 and October 29, 2022, was immaterial.

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

Index
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
•the impact of technology on our operations and business, including the expanded use of artificial intelligence applications, cyberattacks, cyber liability or potential liability for breaches of our privacy or information security systems; and
•our ability to mitigate the risk of possible business interruptions, including, without limitation, from political or social unrest and armed conflicts.

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

As of October 28, 2023, we operated a total of 1,158 retail stores under the Hibbett, City Gear and Sports Additions banners in 36 states:

		Location
Brand	Average Square Footage	Strip Center(1)	Mall	Total
Hibbett	5,800	776	175	951
City Gear	5,200	154	37	191
Sports Additions(2)	2,900	3	13	16
(1) Strip centers include free-standing stores and, for our Hibbett locations, are usually near a major chain retailer.
(2) Approximately 90% of the merchandise carried in our Sports Additions stores is athletic footwear.

Our merchandising emphasizes a TOE-TO-HEAD® approach. We provide a broad assortment of premium brand name footwear, apparel, accessories and team sports equipment at competitive prices in a full service omni-channel environment. We believe that the assortment of brand name merchandise we offer consistently exceeds the merchandise selection carried by most of our competitors, particularly in our underserved markets and neighborhood centers. Many of these brand name products have limited availability and/or are technical in nature requiring considerable sales assistance. We coordinate with our vendors to educate our sales staff at the store level on new products and trends. In October 2023, we announced the launch of a new Connected Partnership with Nike that will directly connect Hibbett's and Nike's loyalty programs, providing Hibbett customers with a variety of new benefits and elevated retail experiences when they purchase Nike and Jordan products through Hibbett.

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

Index
In addition to e-commerce sales, we included the following number of stores in comparable store sales:

	October 28, 2023	October 29, 2022
13-weeks ended	1,108	1,074
39-weeks ended	1,085	1,057

Executive Summary

Following is a highlight of our financial results for the periods presented:

	13-Weeks Ended		39-Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales (in millions)	$431.9	$433.2	$1,262.3	$1,250.0
E-commerce, percentage to net sales	17.0%	15.0%	15.2%	14.9%
Operating income, percentage to sales	8.0%	7.9%	7.6%	9.4%
Comparable store sales	(2.7)%	9.9%	(1.9)%	(7.4)%
Brick and mortar comparable store sales	(5.4)%	7.9%	(2.7)%	(10.2)%
E-commerce comparable sales	12.6%	22.0%	2.9%	11.2%
Net income (in millions)	$25.5	$25.6	$72.3	$89.6
Net income, percentage to net sales	5.9%	5.9%	5.7%	7.2%
Diluted earnings per share	$2.05	$1.94	$5.66	$6.71

During the 13-weeks ended October 28, 2023, we opened 12 new stores and closed two underperforming stores. This brings the store base to 1,158 in 36 states as of October 28, 2023. At October 28, 2023, we had $29.6 million of available cash and cash equivalents and $63.1 million available under our 2023 Credit Facility. Net inventory was $398.1 million at October 28, 2023, a 1.7% decrease compared to October 29, 2022 and down 5.4% from the beginning of the fiscal year. In comparison to the prior-year quarter, units on hand have declined by approximately 10% with decreases in both footwear and apparel. Inventory units on hand have declined by approximately 7% since the beginning of the fiscal year.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Item 1, Note 1 - Basis of Presentation and Critical Accounting Policies.
The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical and significant accounting policies and estimates are described more fully in our 2023 Annual Report. There have been no changes in our accounting policies in the 13-weeks ended October 28, 2023, that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 2, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended October 28, 2023, for information regarding recent accounting pronouncements.

Index
Results of Operations
Summarized Unaudited Information

	13-Weeks Ended		39-Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Statements of Operations
Net sales (decrease) increase	(0.3)%	13.5%	1.0%	(4.4)%
Comparable store sales decrease	(2.7)%	9.9%	(1.9)%	(7.4)%

Balance Sheets
Ending cash and cash equivalents (in thousands)	$29,580	$25,114
Average inventory per store	$343,788	$359,520

Store Information
Beginning of period	1,148	1,117	1,133	1,096
New stores opened	12	11	30	33
Rebranded stores	—	—	—	1
Stores closed	(2)	(2)	(5)	(4)
End of period	1,158	1,126	1,158	1,126

Estimated square footage at end of period (in thousands)	6,569	6,376

Share Repurchase Information(1)
Shares purchased under our Repurchase Program	707,621	160,637	1,162,130	797,033
Cost (in thousands)	$31,999	$9,049	$53,211	$38,458
Settlement of net share equity awards	373	208	47,550	46,201
Cost (in thousands)	$17	$12	$2,849	$2,081

Dividend Information
Number of declarations	1	1	3	3
Cash paid (in thousands)	$3,088	$3,199	$9,427	$9,699
Total paid per share	$0.25	$0.25	$0.75	$0.75
(1) Excludes excise taxes for the 13-weeks and 39-weeks ended October 28, 2023.

13-Weeks Ended October 28, 2023 Compared to 13-Weeks Ended October 29, 2022

Net Sales

Net sales for the 13-weeks ended October 28, 2023, decreased 0.3% to $431.9 million compared with $433.2 million for the 13-weeks ended October 29, 2022. Comparable store sales decreased 2.7% versus the prior-year period. Brick and mortar comparable store sales declined 5.4% while e-commerce sales increased 12.6% on a year-over-year basis. E-commerce represented 17.0% of total net sales for the 13-weeks ended October 28, 2023, compared to 15.0% in the 13-weeks ended October 29, 2022.

Footwear remained the strongest category during the quarter and increased 4.3% to $306.9 million as compared with $294.1 million for the prior-year period. Results were impacted by a favorable back-to school period early in the quarter and a more consistent launch calendar compared to the prior-year period. Apparel for the quarter decreased 22.4% to $72.3 million as compared with $93.1 million for the prior-year period and continues to be adversely affected by promotional activity due to elevated inventory levels in the market.

Index
Gross Margin

Gross margin was 33.9% of net sales for the 13-weeks ended October 28, 2023, compared with 34.3% of net sales for the 13-weeks ended October 29, 2022. The approximate 40 basis point decline was driven primarily by lower average product margin which was approximately 130 basis points below the prior-year period. The unfavorable product margin was driven mainly by higher promotional activity across both footwear and apparel. In addition, the slight year-over-year sales decline resulted in deleverage of store occupancy costs of approximately 40 basis points. These unfavorable gross margin impacts were partially offset by lower freight, shipping, shrink and logistics expenses as a percent of sales in comparison to the 13-weeks ended October 29, 2022.

Store Operating, Selling and Administrative ("SG&A") Expenses

SG&A expenses were 23.0% of net sales for the 13-weeks ended October 28, 2023, compared with 23.9% of net sales for the 13-weeks ended October 29, 2022. The decrease of approximately 90 basis points is primarily the result of continued focus on expense management, including improved efficiency of store labor and strategic reductions in discretionary expense categories such as professional fees and advertising. These initiatives have more than offset the impacts of inflation on wages, goods and services, and deleverage from slightly lower sales volume.

Depreciation and Amortization

Depreciation and amortization of $12.5 million increased by approximately 40 basis points as a percentage of net sales for the 13-weeks ended October 28, 2023, compared to the 13-weeks ended October 29, 2022. The increase in depreciation and amortization expense reflects increased capital investment on store development, technology initiatives and various infrastructure projects over the last three fiscal years.

Provision for Income Taxes

The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 23.6% for the 13-weeks ended October 28, 2023, and was 24.2% for the 13-weeks ended October 29, 2022. The quarterly effective tax rate fluctuates based on full-year taxable income projections, the impact of discrete items, and the relative level of pre-tax income or loss in each quarter.

Net Income

Net income for the 13-weeks ended October 28, 2023, was $25.5 million, or $2.05 per diluted share compared with net income of $25.6 million, or $1.94 per diluted share for the 13-weeks ended October 29, 2022.

39-Weeks Ended October 28, 2023 Compared to 39-Weeks Ended October 29, 2022
Net Sales
Net sales for the 39-weeks ended October 28, 2023, increased 1.0% to $1.26 billion compared with $1.25 billion for the 39-weeks ended October 29, 2022. Comparable store sales decreased 1.9% versus the 39-weeks ended October 29, 2022. Brick and mortar comparable store sales declined 2.7% while e-commerce sales increased 2.9% compared to the 39-weeks ended October 29, 2022. E-commerce represented 15.2% of total net sales for the 39-weeks ended October 28, 2023, compared to 14.9% in the 39-weeks ended October 29, 2022.

Footwear increased 8.0% to $884.2 million as compared with $818.7 million for the prior-year period. Apparel decreased 22.5% to $231.2 million as compared with $298.4 million for the prior-year period.

Gross Margin

Gross margin was $422.9 million, or 33.5% of net sales for the 39-weeks ended October 28, 2023, compared with $440.7 million, or 35.3% of net sales for the 39-weeks ended October 29, 2022. The approximate 180 basis point decline was due to lower average product margin of approximately 240 basis points and an approximate 40 basis point increase in store occupancy costs. Freight, shipping and logistics costs have improved as a percent of sales on a year-over-year basis, partially offsetting the unfavorable average product margin and store occupancy performance.

Index
SG&A Expenses

SG&A expenses were 23.0% of net sales for the 39-weeks ended October 28, 2023, compared with 23.2% of net sales for the 39-weeks ended October 29, 2022. The 20 basis point decrease was primarily due to strategic reductions in advertising and professional fees.

Depreciation and Amortization

Depreciation and amortization of $36.2 million increased approximately 30 basis points as a percentage of net sales for the 39-weeks ended October 28, 2023, compared to the 39-weeks ended October 29, 2022. The increase in depreciation and amortization expense reflects our continued commitment to invest in organic growth opportunities and infrastructure improvement projects.

Provision for Income Taxes

The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 21.5% for the 39-weeks ended October 28, 2023 and was 23.3% of pre-tax income for the 39-weeks ended October 29, 2022. The annualized effective tax rate fluctuates based on full-year taxable income projections, the impact of discrete items, and the relative level of pre-tax income or loss in each quarter.

Liquidity and Capital Resources

Macroeconomic Factors

We continue to monitor the impacts of inflation, higher interest rates, a more cautious consumer, the ongoing promotional environment, potential reduction or deferral of discretionary purchases, a tight labor market, excess inventory of apparel and select footwear styles in the marketplace and geopolitical conflicts on our business.

We ended the third quarter of Fiscal 2024 with $29.6 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet. As of October 28, 2023, we had $96.9 million of debt outstanding and $63.1 million available to us under the 2023 Credit Facility, discussed in Note 4, Debt, to the unaudited condensed consolidated financial statements.

Inventory at October 28, 2023 was $398.1 million, a 1.7% decrease compared to October 29, 2022, and a 5.4% decrease from the beginning of the fiscal year. Inventory units on hand have declined due to strong footwear sales and the ongoing liquidation of apparel items in a highly promotional environment.
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

Index
Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	39-Weeks Ended
	October 28, 2023	October 29, 2022
Net cash provided by operating activities	$52,352	$52,400
Net cash used in investing activities	(34,559)	(46,525)
Net cash (used in) provided by financing activities	(4,228)	2,185
Net increase in cash and cash equivalents	$13,565	$8,060
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

Net cash provided by operating activities was $52.4 million for the 39-weeks ended October 28, 2023, compared with net cash provided by operating activities of $52.4 million for the 39-weeks ended October 29, 2022. Operating activities consist primarily of net income adjusted for certain non-cash items and changes in operating assets and liabilities as noted in the bullets below.

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
•Inventory balances in the current year have decreased. Strong footwear sales coupled with ongoing liquidation of apparel are the main drivers of this decrease.
•Changes in accounts payable are primarily due to the timing of payments in relation to inventory receipts.
•Changes in other assets and liabilities are primarily due to the timing of payments related to payroll and changes in incentive-based obligations.

Investing Activities

Net cash used in investing activities in the 39-weeks ended October 28, 2023, totaled $34.6 million compared with net cash used in investing activities of $46.5 million in the 39-weeks ended October 29, 2022. Capital expenditures used $37.2 million of cash in the 39-weeks ended October 28, 2023, versus $47.5 million of cash in the 39-weeks ended October 29, 2022. Capital expenditures in both periods primarily consisted of store development (new stores, relocation, remodels and expansions), technology and infrastructure projects.
We opened 30 new stores during the 39-weeks ended October 28, 2023, as compared to opening 33 new stores during the 39-weeks ended October 29, 2022. In addition, one existing store was rebranded during the 39-weeks ended October 29, 2022.
Our capital expenditures for the fiscal year ending February 3, 2024, are expected to be in the range of $60.0 million to $70.0 million, with the largest allocation focused on store development and improving the consumer experience.
Financing Activities

Net cash used in financing activities was $4.2 million in the 39-weeks ended October 28, 2023, compared to net cash provided by financing activities of $2.2 million in the prior-year period.

During the 39-weeks ended October 28, 2023, we had net borrowings of $60.7 million against our credit facilities and have additional capacity of $63.1 million available under the 2023 Credit Facility at October 28, 2023. During the 39-weeks ended October 29, 2022, we had net borrowings of $51.7 million against our credit facilities. See Note 4, Debt, to the unaudited condensed consolidated financial statements for additional information.

Index
In the current year, we have repurchased $53.2 million of our common stock under our Repurchase Program. This compares to $38.5 million used to repurchase our common stock under our Repurchase Program in the same period of the prior year. See Note 7, Stock Repurchase Program, to the unaudited condensed consolidated financial statements for additional information.

During the 39-weeks ended October 28, 2023, we paid $9.4 million of dividends to our stockholders compared to $9.7 million during the 39-weeks ended October 29, 2022. On November 20, 2023, the Board declared a cash dividend of $0.25 per common share, payable on December 19, 2023, to stockholders of record at the close of business on December 7, 2023. The estimated payment is expected to be $2.9 million. See Note 8, Dividends, to the unaudited condensed consolidated financial statements for additional information.

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

ITEM 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of October 28, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Index

Changes in Internal Control Over Financial Reporting

We have not identified any changes in our internal control over financial reporting that occurred during the period ended October 28, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings.

Information relating to material legal proceedings is set forth in Note 9, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.    Risk Factors.

We operate in an environment that involves a number of risks and uncertainties, which are described in our 2023 Annual Report. If any of the risks described in our 2023 Annual Report were to actually occur, our business, results of operations, and financial results could be adversely affected. There have been no material changes to the risk factors disclosed in our 2023 Annual Report.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the 13-weeks ended October 28, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands)(1)
July 30, 2023 - August 26, 2023	—	$—	—	$308,850
August 27, 2023 - September 30, 2023	517,204	$44.91	517,204	$285,851
October 1, 2023 - October 28, 2023	190,790	$47.72	190,417	$276,851
Total	707,994	$45.66	707,621	$276,851
(1)Excludes excise taxes.
(2)See Note 7, Stock Repurchase Program, to the unaudited condensed consolidated financial statements for additional information about our Stock Repurchase Program.

ITEM 5.    Other Information.

Securities Trading Plans of Directors and Section 16 Officers

During the 13-weeks ended October 28, 2023, none of our directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

3.3		Certificate of Amendment to the Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant's Form Current Report on Form 8-K with the Securities and Exchange Commission on May 27, 2022.
3.4		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 8-K filed with the Securities and Exchange Commission on June 24, 2021.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, has been formatted in Inline XBRL.
	*	Filed Within

Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT, INC.

Date:	December 5, 2023	By:	/s/ Robert J. Volke
Robert J. Volke
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)