Form 10-K
period 2024-02-03
HIBBETT INC
filed 2024-03-25
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: February 3, 2024

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
The aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming for purposes of this calculation that all executive officers and directors are “affiliates”) was $467.1 million on July 29, 2023, based on the closing sale price of $45.75 at July 28, 2023 for the common stock on such date on the Nasdaq Global Select Market.
The number of shares outstanding of the Registrant’s common stock, as of March 21, 2024, was 11,796,675.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “forecast,” “guidance,” “outlook,” “estimate,” “will,” “may,” “could,” “possible,” “potential,” or other similar words, phrases or expressions. For example, our forward-looking statements include statements regarding:
•changes in general economic or market conditions that could affect overall consumer spending, our industry or the financial health of our customers, including inflation and higher interest rates;
•our relationships with vendors, including their ability to provide us with sufficient quantities of in-demand product in a timely or cost-effective manner, and the loss of key vendor support;
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
•our ability to attract and retain key personnel and other employees at Hibbett and City Gear due to labor challenges, wage inflation or otherwise;
•our anticipated net sales, comparable store net sales changes, net sales growth, gross margins, expenses and earnings;
•our ability to accurately anticipate and respond to seasonal or quarterly fluctuations in our operating results;
•our business strategy, omni-channel platform, logistics structure and target market presence and the expected impact of such factors on our net sales growth;
•our anticipated store growth, including our plans to add, expand, relocate or close stores, our markets' ability to support such growth, expected changes in total square footage, our ability to secure suitable locations for new stores and the suitability of our wholesale and logistics facility;
•our expectations regarding the growth of our online business and the role of technology in supporting such growth;
•the future reliability of the global supply chain and costs associated with disruptions in the global supply chain, including increased freight, fuel and other transportation costs, and the potential impacts on our domestic and international sources of product;
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
•our seasonal sales patterns, and our expectations and assumptions concerning customer buying behavior;
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
•our expectations concerning future stock-based award types;

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

PART 1
Item 1.     Business.
Our Company
Hibbett, headquartered in Birmingham, Alabama, is a leading athletic-inspired fashion retailer with over 1,150 stores under the Hibbett, City Gear and Sports Additions banners, primarily located in underserved communities. Founded in 1945, Hibbett has a rich history of convenient locations, personalized customer service and access to coveted footwear, apparel and equipment from top brands like Nike, Jordan and adidas.
Our Business Strategy

We target underserved communities with branded products and provide a high level of customer service both in our stores and online. This strategy establishes greater customer, vendor and landlord recognition as a leading specialty retailer in these communities. We believe our ability to align our merchandising mix to local preferences and trends differentiates us from our national competitors and delivers incremental sales opportunities for our vendor partners. We use information systems to maintain tight controls over inventory and operating costs and continually search for ways to improve efficiencies and the customer experience through information system upgrades.

Index
Our Store Brands
We operated the following store brands as of February 3, 2024:

		Location
Brand	Average Square Footage	Strip Center(1)	Mall	Total
Hibbett	5,800	785	175	960
City Gear	5,200	156	37	193
Sports Additions(2)	2,900	3	13	16
(1) Strip centers include free-standing stores and, for our Hibbett locations, are usually near a major chain retailer.
(2) Approximately 90% of the merchandise carried in our Sports Additions stores is athletic footwear.
In selecting retail locations, we consider the size, demographics, quality of real estate and competitive conditions in each community. Our stores offer a core merchandising mix of premium athletic branded footwear, apparel, accessories and team sports equipment designed to appeal to the Gen Z customers within each community. We strive to meet the fashion and technical demands of our customers.
Our Growth Strategy
We identify locations for our stores under a clustered expansion program. This approach primarily focuses on opening new stores within close proximity of existing locations, allowing us to take advantage of efficiencies in logistics, marketing and regional management. It also aids us in building a better understanding of appropriate merchandise selection for consumer tastes in that local community. In addition to proximity to existing stores, we also consider population, economic conditions, local competitive dynamics, availability of suitable real estate and potential for return on investment when evaluating potential locations.
Our customers are digitally savvy and have high expectations that are constantly evolving, including the ability to engage with us in multiple ways. We continue to make investments in our omni-channel platform, as well as our core website and apps e-commerce experiences. Consistent with these investments, e-commerce sales increased year-over-year in Fiscal 2024.

We remain focused on the customer experience by reducing friction points and elevating our digital and omni-channel experience. In Fiscal 2025, we expect to continue to invest in next generation omni-channel capabilities that mitigate perennial pain points for our store employees and customers. This includes the ability to find and quickly fulfill the products our customers are looking for.

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

Our Merchandise

Our merchandising strategy emphasizes a TOE-TO-HEAD® approach. We provide a broad assortment of premium brand name footwear, apparel, accessories and team sports equipment at competitive prices in a full service omni-channel environment. We believe that the assortment of brand name merchandise we offer consistently exceeds the merchandise selection carried by most of our competitors, particularly in our underserved communities and neighborhood centers. We coordinate with our vendors to educate the sales staff at the store level on new products and trends.
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
Our Vendor Relationships

The athletic specialty and city specialty retail businesses are brand-name-driven. Accordingly, we maintain positive relationships with a number of well-known vendors to satisfy customer demand. We believe that we offer a best-in-class omni-channel experience through physical locations, mobile apps and website and that we are among the primary retail distribution avenues for brand name vendors that seek to engage with consumers in underserved communities. As a result, we are able to attract considerable vendor interest and establish long-term partnerships with vendors. As our vendors expand their product lines and grow in popularity, we expand sales of these products. In addition, as we continue to increase our store base and enter new communities, our vendors increase their brand presence within these regions. We also work with our vendors to establish attractive pricing and to receive cooperative marketing funds.

Our Information Systems

We use technology as an enabler of our business strategies. We implement and maintain systems targeted at improving inventory control, merchandise planning, supply chain, logistics, replenishment, product allocation, financial control and cost management. Our systems are designed to be flexible to meet the unique needs of each specific store location. We continue to evolve our digital channel experience and to develop further channel integration for a more seamless and frictionless set of capabilities aimed at enhancing our customer's shopping experience in-store, online and through our mobile solutions.

Our communications networks send and receive critical business data to and from stores, third-party cloud providers and managed hosting facilities (data centers). Our Company’s information is processed in a secure environment to protect both the actual data and our physical information technology assets. We attempt to mitigate the risk of cybersecurity threats and business interruptions by taking a defense-in-depth strategy and maintaining strong security protocols, threat monitoring, risk reviews, cyber tabletop exercises, penetration testing, team member awareness training and a comprehensive disaster recovery plan.

In Fiscal 2022, we consolidated our Human Capital Management, Payroll, Finance and Accounting systems into Workday’s enterprise cloud platform, which allowed us to eliminate numerous disparate solutions in our effort to streamline processes, improve control and management of sensitive data and significantly increase scalability across the organization. Additionally, we made significant investments in our store network and back-office infrastructure. In Fiscal 2023, we modernized our store operations by refreshing our Point-of-Sale hardware, adding RFID inventory management, automatic in-store receiving, and an advanced omni-experience associate selling mobile app, and began our merchandising modernization program with Assortment Planning, which allows us to be more effective and efficient in servicing our customers. In Fiscal 2024, we continued our digital transformation journey focused on in-store efficiency with a mobile app for order fulfillment, an associate portal to provide and improve a consolidated platform for in-store collaboration, communication and mobile apps that result in more consistent execution across all locations. Furthermore, we implemented a new Merchandising Financial Planning solution that is consistent with the Assortment Planning solution we implemented in Fiscal 2023. Each of these solutions aligns with our strategic plan and our core Information Technology principles.

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

Our Marketing and Promotion

Index

Our target customer is Gen Z, therefore our marketing efforts are focused on acquiring and retaining Gen Z customers. As such, we have invested in and expanded our digital marketing capabilities, social media presence and our hyperlocal marketing efforts that help us connect with our communities.

Our loyalty program sales grew in Fiscal 2024, representing approximately 60% of overall sales. In Fiscal 2024, we made improvements to the loyalty program, presenting members with new benefits and experiences, including our new "Connected" partnership with Nike that launched at the end of the third quarter. In Fiscal 2025, we believe the continuation of Hibbett Rewards X NIKE Membership will advance the ways in which we engage and delight our customers across all omni-channel touchpoints, further solidifying our differentiated retail experience in underserved communities.

Our Competition

The business in which we are engaged is highly competitive. The marketplace for athletic specialty merchandise is highly fragmented as many different brick and mortar and online retailers compete for customers by utilizing a variety of formats and merchandising strategies. We compete with specialty shoe stores, department stores, traditional shoe stores, mass merchandisers, e-commerce retailers and national sporting goods superstores. In addition, we face competition from our own vendors that also sell directly to consumers.

Although we face competition from a variety of competitors, we believe that our stores are able to compete effectively by providing a premium assortment of footwear, apparel, accessories and team sports equipment. Additionally, we differentiate our store experience through extensive product knowledge, customer service and convenient locations. We believe we compete favorably with respect to these factors in the underserved communities and neighborhood centers predominantly in the South, Southwest, Mid-Atlantic and Midwest regions of the United States.

Information about our Executive Officers

The following table and accompanying narrative sets forth the names, ages and business experiences of our current executive officers:

Name	Age	Position
Michael E. Longo	62	President and Chief Executive Officer
Jared S. Briskin	51	Executive Vice President, Merchandising
Robert J. Volke	60	Senior Vice President and Chief Financial Officer
David M. Benck	56	Senior Vice President, General Counsel
Ronald P. Blahnik	65	Senior Vice President, Chief Information Officer
Mark A. Gunn	65	Senior Vice President, Chief Human Resources Officer
Benjamin A. Knighten	53	Senior Vice President, Store Operations
Michael C. McAbee	53	Senior Vice President, Supply Chain and Store Development
William G. Quinn	48	Senior Vice President, Marketing and Digital
J. Stephani Smith	50	Senior Vice President, Merchandising

Michael E. Longo joined the Company as our Chief Executive Officer and President and was appointed to the Board of Directors in December 2019. Formerly, he served as Chief Executive Officer for City Gear, LLC from October 2006 to November 2018, where he oversaw the successful acquisition of City Gear in 2018 by Hibbett Sporting Goods, Inc. (n/k/a Hibbett Retail, Inc.). Prior to City Gear, he worked in positions of increasing responsibility and leadership with AutoZone, Inc. starting as a manager in 1992, promoted to Vice President of Supply Chain in 1996 and later to Executive Vice President of Supply Chain, IT, Development, Mexico in 2005. Mr. Longo holds a Bachelor of Science degree in Engineering from the United States Military Academy and an MBA from Harvard University. Additionally, Mr. Longo serves on the Board of Directors of the Federal Reserve Bank of Atlanta.

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

Index
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

Mark A. Gunn joined the Company as our Senior Vice President and Chief Human Resources Officer in August 2023. Formerly, he served as Chief Human Resources Officer for 99 Cents Only Stores from February 2014 to August 2023. Mr. Gunn has over 25 years of experience as a senior executive in human resources. He has served in roles of increasing responsibility and leadership at The TJX Companies, Inc., McDonald's Corporation, Ross Stores, Inc. and Walmart, Inc.

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

Human Capital

Index

Human Capital Management

Central to our long-term strategy is attracting, developing, and retaining high-quality employees. This is crucial to all aspects of our business and is a key driver of our long-term success. This process begins by providing competitive wages and benefits in a positive work environment where we focus on doing what is right. In many cases, employment at one of our stores represents our employees’ first job experience. We believe these individuals are attracted to our stores because they are consumers who appreciate our customer service, our compelling assortment of product and our best-in-class digital experience. Starting with their first day, new employees are exposed to our corporate culture of responsibility, respect and customer service. As an employee gains experience and demonstrates an understanding and commitment to our core principles, promotional opportunities are readily available. As a result, a large number of our store managers started out as part-time sales associates and we take great pride in providing career advancement opportunities for so many people.

We are committed to providing competitive wages in the communities we serve. Enhancing the financial stability of our team members is a priority, and we continually look for ways to improve our efforts in this area, including our partnering with a third-party vendor to provide an early access to pay feature, which allows our employees to get paid when they need it instead of waiting until a predetermined pay day, offering an employee discount, and offering financial wellness classes to our team members at the Store Support Center.

Helping our employees in need is important to us, and we have an established employee charitable foundation that allows employees to apply for assistance in a dignified and private manner. We offer an Education Assistance Tuition Reimbursement Program for our Store Support Center and our wholesale and logistics facility team members.

As of February 3, 2024, we employed over 12,500 team members, of which approximately 3,950 were full-time team members and over 94% of the total population work in our retail locations. None of our team members are represented by a labor union. The number of full-time and part-time team members fluctuates depending on seasonal needs. We have a long history of providing competitive compensation and benefits and providing meaningful experiences and career-development opportunities to our team members. As a result, we have not experienced significant interruptions in our operations due to labor disagreements or team member dissatisfaction.

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

We partner with the University of Alabama at Birmingham's office of Diversity, Equity and Inclusion to provide education and training to our team members on this important topic. The mission of our Women's Resource Group, Ignite, is to cultivate a sense of belonging in a space that supports and encourages all women to develop and further their potential through collaboration, connection and conversation.

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

Index
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

SOLE SCHOOL® is the main focus for community engagement in our local retail districts. In total and in conjunction with Nike, we provided funds and merchandise to 103 schools across 36 states to help support education and athletics in Fiscal 2024. The SOLE SCHOOL® program provides sponsored schools with a financial gift, donations of equipment, footwear and backpacks, and interested students are given the opportunity to be mentored by local store management staff. In partnership with Nike, we also continued the Support Her Sole® initiative for the third consecutive year. This initiative encourages Gen-Z girls and millennial women to knock down boundaries, create their own ways of self-expression, and to be themselves. Support Her Sole® programming in Fiscal 2024, featured donations to four women's basketball programs and exclusive women's shopping and wellness events.

In Fiscal 2024, we partnered with several of our vendor partners to make a meaningful impact in communities across our footprint. In partnership with Jordan Brand, we launched “Cleared For Takeoff,” a program that champions the pioneers who take culture and sport to new heights. Together with WINGS, the Jordan Brand’s community impact platform, and the Carolina Youth Coalition, we provided footwear and merchandise gift cards to 25 local youth in Charlotte, North Carolina. To celebrate and give back to the indigenous community, we partnered with Nike and provided a monetary donation to the Kayenta Township in Kayenta, Arizona to benefit their skate park in celebration of Skate Day. We also partnered with adidas to provide financial support to the Trae Young Family Foundation, which provides mental health awareness and resources for K-12 youth. As part of this partnership, local youth in the Atlanta, Georgia area were provided with merchandise gift cards and a private shopping experience.

We are a long-term partner of United Way of Central Alabama and Children's Hospital of Alabama and have continued our support of these organizations. During the year, we also supported numerous other programs with financial assistance including several Historically Black Colleges and Universities (HBCUs); community organizations such as the Jayson Tatum Foundation, the Wohl Center leadership team, Based on a True Story, the Leave Your Mark Foundation, and JC Boxing; The Lindy Waters III Inaugural Scholarship Golf Tournament; and Autism Speaks. We also engaged in service activities with organizations and programs such as Girls, Inc. of Central Alabama; Clips and Kicks/Cutz for Kids; and a summer jobs program through United Ability.

Environmental Sustainability

We strive to act in the interest of our team members, customers, communities and stockholders by supporting environmentally sustainable practices. We understand the important role that everyone must play in reducing their environmental impact, which is why we have retained a third-party vendor to measure our energy and water usage since early 2022. In Fiscal 2023, Hibbett underwent a comprehensive materiality assessment conducted by a third-party accounting and advisory services firm. This assessment was conducted to learn more about ESG expectations from the perspective of different stakeholders. Customers, investors, vendor partners and internal management were interviewed and/or participated in surveys to identify key topics of focus to be considered in future ESG strategy.

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

Index
Our Trademarks

Our Company, by and through subsidiaries, is the owner or licensee of trademarks that are very important to our business. Generally, trademarks are valid as long as they are in use and/or their registrations are properly maintained. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use.

Following is a list of active trademarks registered and owned by the Company:

Registered Name	Registration No.	Registered Name	Registration No.
HIBBETT SPORTS	2717584	DEVEROES	3479737
SPORTS ADDITIONS	1767761	GRINDHOUSE	5107399
HIBBETT	3275037	GRINDHOUSE DENIM	5107398
SOLE SCHOOL	6549068	SUPPORT HER SOLE	7293063
City G.E.A.R	4398655	TOE-TO-HEAD	6873901
City G.E.A.R.	4413864	TOE-2-HEAD	6873900
CITY GEAR	4675462	T2H	6873899
City GEAR	5008316

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), are available free of charge through our website www.hibbett.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our website is the primary source of publicly disclosed news about Hibbett, Inc. In addition to accessing copies of our reports online, you may request a copy of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, at no charge, by writing to: Investor Relations, Hibbett, Inc., 2700 Milan Court, Birmingham, Alabama 35211.

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

Index
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

In general, our sales represent discretionary spending by our customers. Discretionary spending is affected by many factors that are outside our control, including, among others, general business conditions, inflation, interest rates, prices of non-discretionary consumer goods, household income, consumer debt levels, the availability of consumer credit, tax rates and tax refunds, sales tax holidays, energy prices, geopolitical conflicts, unemployment and underemployment trends, consumer confidence and spending and widespread public health events or pandemics, including COVID-19. Disruptions in the U.S. economy, financial markets or other economic conditions affecting disposable consumer income may reduce the level of consumer spending and inhibit consumers’ use of credit, which may adversely affect our revenues, profits, liquidity and capital resources.

Inflation, as well as some of the measures taken by or that may be taken by the federal government in an attempt to curb inflation, including interest rate increases, may have negative effects on the U.S. economy, the financial health of our customers and our business. In recessionary periods or periods of slow growth, we have increased the number of promotional sales or otherwise disposed of inventory for which we previously paid to manufacture or committed to purchase and/or increased our marketing and promotional expenses in response to lower than anticipated levels of demand for our products, and we may have to implement those or similar measures in the future, which could adversely affect our profitability. Additionally, a reduction in customer traffic to our stores or a shift in customer spending to products other than those sold by us or to products sold by us that are less profitable could result in lower net sales, decreases in inventory turnover or a reduction in profitability due to lower margins. Our financial performance may also be particularly susceptible to economic and other conditions in regions or states where we have a significant number of stores.

We depend on our vendors to provide us with sufficient quantities of quality products in a timely and cost-effective fashion. If we lose any of our key vendors or any of our key vendors fail to supply us with quality brand name merchandise at competitive prices, we may not be able to meet the demand of our customers and our net sales and profitability could decline.

Our success is largely dependent on our consumers’ perception and connection to the brand names we carry, such as Nike, Jordan, adidas, Puma, New Balance and Under Armour, among others. Brand value is based in part on our customer’s perception on a variety of subjective qualities such that even an isolated incident could erode brand value and consumer trust, particularly if there is considerable publicity or litigation. Consumer demand for our products or brands could diminish significantly in the event of erosion of consumer confidence or trust, resulting in lower sales, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, as a retailer of manufacturers’ branded items, we are dependent on the availability and sufficient allocation of key products and brands. Our business is dependent upon close relationships with our vendors and our ability to purchase brand name merchandise at competitive prices. During Fiscal 2024, approximately 74% of our inventory was purchased from one vendor, Nike, who accounted for approximately 73% of our net sales. Our inability to obtain merchandise in a timely or cost-effective manner from major suppliers as a result of business decisions by suppliers, including the expansion of direct-to-consumer programs by our vendors, or disruptions in the global transportation network or our supply chains, such as port strikes and backlogs, geopolitical conflicts, weather conditions, work stoppages, labor shortages or other labor unrest, political or social unrest or widespread public health events or pandemics, including COVID-19, could have a material adverse effect on our business, financial condition, and results of operations. Because of our strong dependence on Nike, any adverse development in Nike’s distribution strategy, financial condition, or results of operations, or the inability of Nike to develop and manufacture products that appeal to our target customers, could also have an adverse effect on our business, financial condition, and results of operations. As a retailer, we cannot control the supply, design, function or cost of many of the products we offer for sale. Moreover, certain merchandise that is in high demand may be allocated by vendors based upon the vendors’ internal criteria, which are beyond our control.

As a result, our sales could decline if we are not provided with a sufficient allocation of high demand merchandise from one or more of our key vendors, including in the event one or more of our key vendors chooses to sell such merchandise in their direct-to-consumer business, or if our key vendors' merchandise were to decline in quantity, quality or desirability to our customers. Our

Index
profits could decline if we are unable to pass along any increases in the cost of brand merchandise from our key vendors, including costs resulting from higher tariffs or taxes on imported merchandise.

We believe that we have long-standing and strong relationships with our vendors and that we have adequate sources of brand name merchandise on competitive terms. However, the loss or decline of key vendor support, including return privileges, volume purchasing allowances and cooperative marketing funds, could have a material adverse effect on our business, financial condition and results of operations. There can be no assurances that we will be able to acquire such merchandise at competitive prices or on competitive terms in the future.

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

Our business has evolved from a purely in-store experience to interacting with customers across multiple channels (including, but not limited to, in-store, online, mobile apps and social media). Our customers use these channels to shop with us and provide feedback and public commentary about our business and the products we sell. Our evolving retailing efforts include implementing technology, software and processes to be able to conveniently and cost-effectively fulfill customer orders directly from any point within our system of stores and our wholesale and logistics and distribution facilities, and from vendors. Providing multiple fulfillment options and implementing new technology is complex and may not meet the expectations for accurate order fulfillment, faster and guaranteed delivery times, low-cost or free shipping and desired payment methods. If we fail to anticipate and meet changing customer expectations or counteract developments and investments by our competition; fail to collect accurate, relevant and usable customer data to personalize product offerings; or are unable to offset increased fulfillment costs, our results of operations could be adversely affected.

Our omni-channel platform integrates digital commerce with our stores to provide a seamless experience for our customers. Our mobile apps, buy online pickup in store ("BOPIS"), reserve online pickup in store ("ROPIS") and buy online ship to store ("BOSS") complement our e-commerce site and provide our customers with customized advanced features and shopping experiences. We cannot give any assurances that our omni-channel platform, including our mobile apps, BOPIS, ROPIS and BOSS, will perform in a manner that will give us the ability to attract and retain customers, increase sales and successfully compete with other online retailers. Moreover, to make available our omni-channel platform, we rely on various technology systems and services, some of which are provided and managed by third-party service providers. To the extent such third-party components do not perform or function as anticipated, such failure can significantly interfere in our ability to meet our customers' changing expectations. If we do not successfully provide a relevant and up-to-date digital experience, cannot attract online buyers through our omni-channel platform, or are unable to do so in a cost-efficient manner, our sales, profitability and reputation could be adversely affected.

The industry in which we operate is dependent upon fashion trends, customer preferences, product innovations and other fashion-related factors. Our inability to anticipate and respond quickly to changing customer preferences could reduce our net sales or profitability.

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

Inventory management is crucial to our business operations, and supply chain disruptions, which have negatively affected and

Index
could in the future negatively affect the flow or availability of certain products, have at times challenged our management of inventory positions and resulted in some delays in delivering products to our wholesale and logistics facility, stores or customers.

Pressure from our competitors may force us to reduce our prices or increase our spending on marketing and promotion, which could lower our net sales, gross profit and operating income.

The business in which we are engaged is highly competitive and rapidly evolving. The marketplace for athletic specialty merchandise is highly fragmented, as many different brick-and-mortar and online retailers compete for market share by utilizing a variety of formats and merchandising strategies. We compete directly and indirectly with specialty stores, department stores, traditional shoe stores, mass merchandisers, e-commerce retailers and national sporting goods superstores. In addition, we face increasing competition from vendors that sell directly to consumers, especially Nike. Increased competition from key vendors' direct-to-consumer programs may adversely affect our market share and reduce our revenues, as well as adversely impact our future product allocation from vendors.

Many of our competitors have greater financial, marketing, distribution, and delivery resources than we do, which enable them to spend significantly more on marketing and other initiatives. In addition, many of our competitors employ price discounting policies that, if intensified, may make it difficult for us to reach our sales goals without reducing our prices. Should our competitors increase spending on marketing and other initiatives such as additional discounting, should our marketing funds decrease for any reason, or should our marketing, promotions or initiatives be less effective than our competitors, there could be a material adverse effect on our business, results of operations and financial condition. As a result, we may also need to spend more on marketing, promotions, and initiatives than we anticipate. Inadequate marketing that is less effective than our competitors could inhibit our ability to maintain relevance in the marketplace and drive increased sales.

We cannot guarantee that we will continue to be able to compete successfully against existing or future competitors. Expansion into communities served by our competitors, entry of new competitors or expansion of existing competitors into the communities we serve could be detrimental to our business, financial condition, and results of operations.

We would be materially and adversely affected if all or a portion of our wholesale and logistics facility was disrupted.

Our wholesale and logistics facility is located in Alabaster, Alabama, a suburb of Birmingham, where we receive and ship a significant portion of our merchandise. Any natural disaster or other serious disruption to this facility would damage a portion of our inventory and could impair our ability to adequately stock our stores and process returns of products to vendors and could adversely affect our net sales and profitability. In addition, we could incur significantly higher costs and longer lead times associated with shipping our products to our stores during the time it takes for us to reopen or replace the facility.

Further, because we rely heavily on our wholesale and logistics facility, our growth could be limited if the facility reaches full capacity. Such restraint could result in a loss of market share and our inability to execute our business strategy and could have a material adverse effect on our business, financial condition and operating results.

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

We are heavily dependent upon our labor workforce in the geographic areas where we conduct our business. Our compensation packages are designed to provide benefits commensurate with our level of expected service. However, within our retail and logistics operations, we face the challenge of filling many positions at wage scales that are appropriate to the industry and other competitive factors. Many of our team members in our stores are in entry-level or part-time positions that historically have high rates of turnover. We are also dependent on the team members who staff our wholesale and logistics facility, many of whom are skilled. Recent inflationary pressures and shortages of skilled and entry-level employees have increased our labor costs, and there is the risk that prevailing wage rates for our labor workforce will continue to increase in the future and that the costs of employee benefits will continue to rise, resulting in increased expenses that could adversely affect our profitability. We also face other risks in meeting our labor needs, including competition for qualified personnel, overall unemployment and underemployment levels, demand for certain labor expertise, changing demographics, health and other insurance costs, adoption of new or revised employment and labor laws and regulations, and the impact of public health issues (including impacts related to COVID-19) or natural disasters or severe weather events (including due to climate change). Changes in any of these factors, including a shortage of available workforce in areas in which we operate, could interfere with our ability to adequately service our customers or to open suitable locations and could result in increasing labor costs.

A disruption in the flow of imported merchandise or an increase in the cost of those goods could significantly decrease our net sales and operating income.

Many of our largest vendors source a majority of their products from foreign countries. Imported goods are generally less expensive than domestic goods and contribute significantly to our favorable profit margins. Our ability to provide quality imported merchandise on a profitable basis may be subject to political and economic factors and influences that we cannot control. National or international events and changes in government trade or other policies, could directly or indirectly increase our merchandise costs and other costs that are critical to our operations. If imported merchandise becomes more expensive, we may find it difficult to pass the increase on to customers. If imported merchandise becomes unavailable, the transition to alternative sources by our vendors may not occur in time to meet our demands or the demands of our customers. Products from alternative sources may also be more expensive or may be of lesser quality than those our vendors currently import. Risks associated with reliance on imported goods include:
•increases in the cost of purchasing or shipping foreign merchandise resulting from, for example, import tariffs, taxes or other governmental actions affecting trade, including the United States imposing anti-dumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices; foreign government regulations; rising commodity prices; increased costs of oceanic shipping; changes in currency exchange rates or policies and local economic conditions; and trade restrictions, including import quotas or loss of “most favored nation” status with the United States; and
•disruptions in the flow of imported goods because of factors such as, raw material shortages, work stoppages, labor availability, widespread public health events or pandemics, including COVID-19, and political unrest; problems with oceanic shipping, including blockages, backlogs or labor union strikes at U.S. or foreign ports; and economic crises and international disputes, including armed conflicts.

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

Index
The price of oil has fluctuated significantly over the last few years, and any increases in fuel costs, whether as a result of inflation or other macroeconomic factors, geopolitical conflicts or otherwise, would increase our transportation costs.

In addition, general labor shortages or strikes in the transportation or shipping industries could negatively affect transportation and shipping costs and our ability to supply our stores in a timely manner. Product delivery could also be subject to disruption due to raw material shortages, political unrest, oceanic shipping, port labor issues, international disputes, geopolitical conflicts, natural disasters, widespread public health events or pandemics, including COVID-19, or terrorism. We rely on efficient and effective operations within our wholesale and logistics facility to ensure accurate product delivery to our stores. Failure to maintain such operations could adversely affect net sales.

Our operating results are subject to seasonal and quarterly fluctuations. Furthermore, our quarterly operating results, including comparable store net sales, will fluctuate and may not be a meaningful indicator of future performance.

We experience seasonal fluctuations in our net sales and results of operations. We typically experience higher net sales in early spring due to spring sports and annual tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping. Adverse events outside of our control, such as supply chain interruptions, increased labor costs and labor availability, decreased consumer traffic as a result of widespread public health events or pandemics, including COVID-19, geopolitical conflicts or otherwise or deteriorating economic conditions could result in lower than expected sales during the holiday season or other periods in which we typically experience higher net sales and have and could in the future materially impact our financial condition and results of operations. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the amount and timing of net sales contributed by new stores, weather fluctuations, merchandise mix, demand for merchandise driven by local interest in sporting events and the timing of sales tax holidays and annual tax refunds. Any of these events, particularly in the fourth quarter or other periods in which we typically experience higher net sales, could have a material adverse effect on our business, financial condition and operating results for the entire fiscal year.

Comparable store net sales vary from quarter to quarter, and an unanticipated decline in comparable store net sales may cause the price of our common stock to fluctuate significantly. Factors that could affect our comparable store net sales results include shifts in consumer tastes and fashion trends; calendar shifts of holiday or seasonal periods; the timing of income tax refunds to customers; increases in personal income taxes paid by our customers; calendar shifts or cancellations of sales tax-free holidays in certain states; the success or failure of college and professional sports teams or the cancellation of sporting events within our core regions; changes in or lack of tenants in the shopping centers in which we are located; pricing, promotions or other actions taken by us or our existing or possible new competitors; unseasonable weather conditions or natural disasters; political or social unrest; and reduced consumer traffic due to widespread public health events or pandemics, including COVID-19.

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

Risks Related to Technology

Security threats, including physical and cybersecurity threats, and unauthorized disclosure of sensitive or confidential information could cause us to incur substantial expenses, result in litigation or other legal actions, adversely affect our operating results, and harm our business and reputation with consumers.

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

Cyber threats are rapidly evolving and becoming increasingly sophisticated. Ever-evolving threats mean we must continually evaluate and adapt our systems and processes. We have security measures designed to protect against the misappropriation or corruption of our systems, intentional or unintentional disclosure of confidential information or disruption of our operations. Our risk remediation procedures include an annual IT risk assessment based on the SANS Institute Critical Security Controls framework, which prioritizes security functions that are effective against the latest advanced targeted threats while emphasizing security controls that have demonstrated real world effectiveness. While we maintain insurance coverage that may, subject to policy terms and exclusions, cover certain aspects of our cyber risks, such insurance coverage may be insufficient to cover our losses or all types of claims that may arise in the continually evolving area of cyber risk. See Item 1C. Cybersecurity.

These security measures may be compromised as a result of ransomware, third-party breaches, burglaries, cyberattacks, computer viruses, worms, bot attacks, other destructive or disruptive software, errors or malfeasance by employees or employees of third-party vendors, faulty password management, social engineering, misappropriation by third parties or other irregularity, and result in persons obtaining unauthorized access to our data or accounts, data loss or data theft or alteration. Despite implementing safeguards for the protection of such information, we cannot be certain that all of our systems and those of our vendors and unaffiliated third parties are entirely free from vulnerability to attack or compromise. During the normal course of our business, we and the businesses with which we interact have experienced and we expect to continue to experience attempts to breach our systems. There is no assurance that our security controls and practices will prevent the improper disclosure, access or use of confidential, proprietary or sensitive data, and we may be unable to protect sensitive data and the integrity of our systems or to prevent data loss, data alteration or fraudulent purchases. Moreover, an alleged or actual security breach that affects our systems or results in the unauthorized release of personally identifiable information could:
•materially damage our reputation and negatively affect customer sales, satisfaction and loyalty;

Index
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

Our information systems, including our back-up systems, are subject to damage or interruption from power outages; computer and telecommunications failures; computer viruses, worms, ransomware, and other malicious computer programs; denial-of-service attacks; security breaches (through cyberattacks from cyberattackers or sophisticated organizations); catastrophic events such as fires, tornadoes, earthquakes and hurricanes; and internal usage errors. Additionally, we have adopted a hybrid remote work environment which relies on the efficiency and functionality of our information systems. If our information systems and our back-up systems are damaged, breached or cease to function properly, we may have to make a significant investment to repair or replace them, and we may suffer loss of critical data and interruptions or delays in our business operations. Any material disruption, malfunction or other similar problems in or with our core information systems could negatively impact our financial results and materially adversely affect our business operations.

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

We collect customer data, including encrypted and tokenized credit card information, in our stores and online. For our sales channels to function successfully, we and third parties involved in processing customer transactions for us must be able to transmit confidential information, including credit card information, securely over public networks. While we have measures in place designed to prevent a breach or unauthorized use or disclosure of customer data and other sensitive personal information, we cannot guarantee that any of our security measures or the security measures of third parties with whom we work will effectively prevent others from obtaining unauthorized access to our customers’ information or other personally identifiable information. As a retailer accepting debit and credit cards for payment, we are subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. We cannot be certain that the security measures we maintain to protect all of our information technology systems are able to prevent, contain or detect cyberattacks, cyberterrorism, security breaches or other compromises from known malware or ransomware or other threats that may be developed in the future. If someone is able to circumvent our data security measures or those of third parties with whom we do business, they could destroy or steal valuable information or disrupt our operations. If such a breach were to occur, customers could lose confidence in our ability to secure their information and choose not to purchase from us. Any unauthorized use of or access to customer information could expose us to data loss or manipulation, litigation and legal liability, and could seriously disrupt operations, negatively impact our marketing capabilities, cause us to incur significant expenses to notify customers of the breach and for other remediation activities, and harm our reputation and brand, any of which could adversely affect our financial condition and results of operations.

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

New and emerging technologies may enable new approaches or choices for how our customers procure goods and services and pay for those goods and services. We may be unable to quickly adapt to rapid change resulting from advancements in artificial intelligence, blockchain and cryptocurrency, Internet of Things (IoT), including voice and smart home devices, metaverse and other advanced technologies that may result in changes to our supply chain, distribution channels and point-of-sale capabilities.

Risks Related to Our Capital Structure

Indebtedness that we may incur in the future could adversely affect our financial condition, limit our ability to obtain additional financing, restrict our operations and make us more vulnerable to economic downturns and competitive pressures. In addition, we face risk that our financial institution may fail to fulfill commitments under our 2023 Credit Facility.

As of February 3, 2024, we had $45.3 million outstanding under our 2023 Credit Facility. The 2023 Credit Facility matures on February 28, 2028, and is unsecured.

Given the International Exchange Benchmark Administration’s phase-out of the London Interbank Offering Rate (LIBOR), the variable interest rate under the 2023 Credit Facility is determined based on the Bloomberg Short-Term Bank Yield (BSBY) Index Rate. Use of an alternate interest index such as BSBY may in the future lead to additional volatility in interest rates and could comparatively increase our debt service obligations.

In addition, Regions Bank is committed to continue providing loans under the 2023 Credit Facility through February 28, 2028. There is a risk that this institution cannot deliver against its obligation in a timely matter, or at all. If Regions Bank were to default on its obligation to fund the commitments under the 2023 Credit Facility, this loan would not be available to us, which could adversely affect our liquidity and financial condition. For discussion of our 2023 Credit Facility, see “Liquidity and Capital Resources” in Item 7 and Note 4, Debt, to our consolidated financial statements.

The market price of our Common Stock may be volatile and ownership of our Common Stock comes with inherent risks.

The market price of our common stock has been and is likely to continue to be highly volatile, and such volatility could expose us to securities class action litigation. Factors that could cause fluctuations in the price of our common stock may include, among other things, actual or anticipated variations in quarterly operating results; changes in financial estimates by investment analysts and our inability to meet or exceed those estimates; additions or departures of key personnel; market rumors or announcements by us or by our competitors of significant acquisitions, divestitures or joint ventures, strategic partnerships, large capital commitments or other strategic initiatives; changes in retail sales data that indicate consumers may spend less on discretionary purchases; and sales of our common stock by key personnel or large institutional holders.

Many of these factors are beyond our control and may cause the market price of our common stock to decline, regardless of our operating performance.

There can be no assurance that we will continue to repurchase our common stock or that we will repurchase our common stock at favorable prices.

In May 2021, our Board of Directors authorized the expansion of our Repurchase Program by $500.0 million to a total of $800.0 million, as well as its extending the Repurchase Program to February 1, 2025. Repurchases may be made from time to time in the open market (including, without limitation, through the use of Rule 10b5-1 plans), depending on a number of factors, including our evaluation of general market and economic conditions, our financial condition and the trading price of our common stock. The Repurchase Program may be extended, modified, suspended or discontinued at any time. We expect to fund the Repurchase Program with existing cash on hand, cash generated from operations, and/or borrowings under our credit facility then in effect. A

Index
reduction in, or the completion or expiration of, our Repurchase Program could have a negative effect on our stock price. We can provide no assurance that we will repurchase our common stock at favorable prices, or at all.

In 2022, President Biden signed into law the Inflation Reduction Act of 2022 (Inflation Reduction Act). The Inflation Reduction Act imposes on a publicly-traded corporation a new, nondeductible excise tax equal to 1% of the fair market value of any stock of the corporation that is repurchased after December 31, 2022 by the corporation during its taxable year. Because this excise tax would be payable by us, and not by a redeeming holder, the imposition of this excise tax could cause a reduction in the cash available on hand to implement the Repurchase Program.

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

We are subject to numerous laws and regulatory matters relating to the conduct of our business. In addition, certain jurisdictions have taken a particularly aggressive stance with respect to certain matters and have stepped up enforcement, including fines and other sanctions. Such laws and regulatory matters include:
•The California Consumer Privacy Act ("CCPA"), which was significantly modified by the California Privacy Rights Act ("CPRA"), new comprehensive privacy legislation in Virginia, Colorado, Connecticut and Utah, and other emerging privacy and IT security laws (together, State Privacy Laws);
•The Telephone Consumer Protection Act ("TCPA") provisions that regulate telemarketing, auto-dialed and pre-recorded calls as well as text messages and unsolicited faxes;
•Labor and employment laws that govern employment matters such as minimum wage, exempt employment status, overtime, family leave mandates and workplace safety regulations;
•Securities and exchange laws and regulations;
•New or changing laws relating to cybersecurity, privacy, cashless payments and consumer credit, protection and fraud;

Index
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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Our cybersecurity strategy prioritizes detection, analysis, and response to known, anticipated or unexpected cybersecurity threats; effective management of cybersecurity risks; and resiliency against incidents. Our cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, team member training, contractual arrangements, tools and related services from third-party providers, and management oversight to assess, identify and manage material risks from cybersecurity threats. We implement risk-based controls to protect our information, the information of our customers, vendors, and other third parties, our information systems and our business operations. Multi-factor authentication and principles of “Zero Trust” are integral to our control environment. We have adopted security-control principles based on the Payment Card Industry Data Security Standard and the CIS Critical Security Controls Cybersecurity Framework, other industry-recognized standards, and contractual requirements, as applicable. We leverage industry associations, third-party benchmarking, results from internal and third-party audits, threat intelligence feeds, and other similar resources to inform our cybersecurity processes and plans.

We maintain cybersecurity programs that include physical, administrative, and technical safeguards, and we maintain plans and procedures with the objective of helping us prevent and timely and effectively respond to cybersecurity threats or cybersecurity incidents. Through our defense strategy and cybersecurity risk management process, we continuously monitor cybersecurity vulnerabilities and potential attack vectors to Company systems. We evaluate the potential operational and financial effects of any threat and of cybersecurity countermeasures made to defend against such threats. We integrate our cybersecurity practices into our Enterprise Risk Management (“ERM”) program, which is overseen by our Audit Committee and provides central, standardized frameworks for identifying and tracking cyber-related business and compliance risks across the Company. In addition, we periodically engage third-party consultants to assist us in assessing, enhancing, implementing, and monitoring our cybersecurity risk management programs and responding to any incidents. This process includes regular penetration and vulnerability testing.

We have developed a formal Incident Response Plan focused on: 1) preparation, 2) detection and analysis, including determination of materiality, 3) containment, eradication, and recovery, and 4) post-incident analysis. We maintain and enforce Company level information system security policies that include possible disciplinary actions for violations.

As part of our cybersecurity risk management process, we conduct “tabletop” exercises during which we simulate cybersecurity incidents to ensure that we are prepared to respond to such an incident and to highlight any areas for potential improvement in our cybersecurity incident preparedness. Third-party specialists may be involved in these exercises, which are conducted at both the technical level and senior management level. Historically, certain members of our Board of Directors have participated as well. Learnings from these exercises are incorporated into our Incident Response Plan. In addition, all team members are required to pass mandatory cybersecurity training courses on a regular basis and receive phishing simulations to provide “experiential learning” on how to recognize phishing attempts. Training is administered and tracked through online learning modules and is supplemented by regular Company communications on cybersecurity topics.

We have established a cybersecurity supply chain risk management program, which is a cross-functional program that forms part of our ERM program and is supported by our security, compliance, and supply chain organizations. Through this evolving program, we assess the risks from cybersecurity threats that impact select suppliers and third-party vendors with whom we share personal identifying and confidential information. This cyber risk assessment is performed for applicable third-party vendors during the vendor onboarding process and the results are factored into our risk-based vendor selection decision. We continue to evolve our oversight processes to mature how we identify and manage cybersecurity risks associated with the products or services we procure from such suppliers. We generally require that our suppliers adopt and maintain security-control principles based on industry-recognized standards.

We do not believe that any risks we have identified to date from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us or our business strategy, results of

Index
operations or financial condition. However, notwithstanding our processes, policies and procedures designed to monitor and mitigate the risks of cybersecurity threats, there can be no assurance that we or third parties with which we interact will not experience a cybersecurity incident that materially affects us in the future. Additionally, while we have in place insurance coverage designed to address certain aspects of cybersecurity risks, such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise. See “Risks Related to Technology” in “Risk Factors” of this Form 10-K.

Governance

Our Board of Directors has general oversight responsibility for our strategic and business risk management and has delegated cybersecurity risk management oversight to the Audit Committee, which reports on its activities and findings to the full Board after each quarterly meeting. Our Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is or may be exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.

Management is responsible for identifying, assessing, and managing cybersecurity risks on an ongoing basis, establishing processes to ensure that cybersecurity risk exposures are monitored, establishing appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our Board of Directors, including through the Audit Committee. Our Senior Vice President and Chief Information Officer (“CIO”), who has over 30 years of industry experience, leads our cybersecurity program and is supported by our Information Security Officer and team members holding relevant certifications. The CIO reports to the Audit Committee on cybersecurity risks at each of its quarterly meetings. These reports include assessments of cybersecurity risks, the current and emerging threat landscape, updates on any incidents, and reports on our investments in cybersecurity risk mitigation and governance.

The Audit Committee has identified two of its members, Ramesh Chikkala and Karen Etzkorn, both with expertise in cybersecurity risk management, as cybersecurity professionals. Furthermore, the Audit Committee has designated Ms. Etzkorn to meet regularly with management to review our cybersecurity strategy, key initiatives and progress toward our objectives. In the event of a potentially material cybersecurity event, the Chair of the Audit Committee would be notified and briefed, and meetings of the Audit Committee and/or full Board of Directors would be held, as appropriate.

Item 2.    Properties.

We own our Store Support Center in Birmingham, Alabama, and our wholesale and logistics facility in Alabaster, Alabama. We lease all our existing store locations and expect that our policy of leasing rather than owning our store locations will continue for new store openings. Our leases typically provide for terms of five to ten years with options on our part to extend. Most leases also contain a kick-out clause if projected sales levels are not met and an early termination/remedy option if co-tenancy and exclusivity provisions are violated. We believe this leasing strategy enhances our flexibility to pursue various expansion opportunities resulting from changing market conditions and to periodically reevaluate store locations.

As current leases expire, we believe we will either be able to obtain lease renewals for present store locations or to obtain leases for equivalent or better locations in the same general area. We believe our wholesale and logistics facility is suitable and adequate to support our operations for many years.

As of February 3, 2024, we operated 1,169 stores in 36 contiguous states. Of these stores, 225 are in enclosed malls, 32 are free-standing and 912 are in strip-shopping centers, which are frequently near a major chain retailer.

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

Index
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal market on which our common stock is listed is the Nasdaq Global Select Market. Our common stock trades under the symbol “HIBB.” As of March 21, 2024, we had 10 stockholders of record.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

The graph below compares the cumulative five-year total shareholder return on our common stock with the cumulative total returns of the Nasdaq Composite index and the Dow Jones US Specialty Retailers TSM Index. The graph tracks the five-year performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from January 31, 2019 to January 31, 2024.

$500
$400
$300
$200
$100
$0
1/19
1/20
1/21
1/22
1/23
1/24
Hibbett, Inc.
Nasdaq Composite
Dow Jones US Specialty Retailers TSM

	1/19	1/20	1/21	1/22	1/23	1/24
Hibbett, Inc.	100.00	151.65	345.47	380.75	415.79	427.53
Nasdaq Composite	100.00	127.03	183.04	200.70	164.68	217.36
Dow Jones US Specialty Retailers TSM	100.00	109.56	162.19	158.4	149.76	172.06
Copyright© 2024 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Dividend Policy

While during Fiscal 2024 we paid a quarterly dividend of $0.25 per share and expect to pay comparable cash dividends in the future, the declaration of dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the final determination of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board of Directors deems relevant. There can be no assurance that we will continue to declare dividends in any particular amounts or at all, and changes in our dividend policy could adversely affect the market price of our common stock.

Index
Equity Compensation Plans

For information on securities authorized for issuance under our equity compensation plans, see Part III, Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its common stock during the 14-weeks ended February 3, 2024.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As you read Management's Discussion and analysis of Financial Condition and Results of Operations, please refer to our consolidated financial statements, included in Part II. Item 8., Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See Cautionary Statement Regarding Forward-Looking Statements and Part I, Item 1A., Risk Factors.
General Overview
We are a leading athletic-inspired fashion retailer primarily located in underserved communities across the country. Founded in 1945, Hibbett stores have a rich history of convenient locations, personalized customer service and access to coveted footwear and apparel from top brands like Nike, Jordan, and adidas. As of February 3, 2024, we operated a total of 1,169 retail stores in 36 states composed of 960 Hibbett stores, 193 City Gear stores and 16 Sports Additions athletic shoe stores.

Our Hibbett stores average 5,800 square feet and are located primarily in strip centers, which are usually near a major chain retailer. Our City Gear stores average 5,200 square feet and are located primarily in strip centers. Our Sports Additions stores average 2,900 square feet with the majority located in malls and usually near a Hibbett store. Our store base consisted of 912 stores located in strip centers, 32 free-standing stores and 225 enclosed mall locations as of February 3, 2024.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to January 31 of each year. The consolidated statements of operations for Fiscal 2024 included 53 weeks of operations. Fiscal 2023 and Fiscal 2022 each included 52 weeks of operations. Fiscal 2025 will include 52 weeks of operations.

Our merchandising emphasizes a TOE-TO-HEAD® approach. We provide a broad assortment of premium brand name footwear, apparel, accessories and team sports equipment at competitive prices in a full service omni-channel environment. We believe that the assortment of brand name merchandise we offer consistently exceeds the merchandise selection carried by most of our competitors, particularly in our underserved communities and neighborhood centers. We coordinate with our vendors to educate our sales staff at the store level on new products and trends.

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

Fiscal 2024 included 53 weeks of operations and the fourth quarter of Fiscal 2024 included 14 weeks of operations. The comparable sales calculations for the fiscal year and the fourth quarter exclude the impact of the extra week.

Index
In addition to e-commerce sales, we included the following number of stores in comparable store sales:

Fiscal 2024	Fiscal 2023	Fiscal 2022
1,082	1,055	1,034
Executive Summary

Following is a highlight of our financial results over the last three fiscal years:

	Fiscal 2024 (53-weeks)	Fiscal 2023 (52-weeks)	Fiscal 2022 (52-weeks)
Net sales (in millions)	$1,729	$1,708	$1,691
Operating income, percentage to net sales	7.9%	9.9%	13.5%
Comparable store sales	(3.1)%	(2.2)%	17.4%
Net income (in millions)	$103	$128	$174
Net income, percentage (decrease) increase	(19.4)%	(26.5)%	134.7%
Diluted earnings per share	$8.17	$9.62	$11.19

During Fiscal 2024, we opened 44 stores and closed eight stores. The store base stands at 1,169 in 36 states as of February 3, 2024. During Fiscal 2023, we opened 43 stores and closed six stores. Inventory on a per store basis decreased 20.7% compared to Fiscal 2023 as the supply chain became more consistent and predictable while our product assortments and in-stock quantities were adjusted to more closely align with current consumer demand and expected seasonal sales patterns.

We ended Fiscal 2024 with $21.2 million of available cash and cash equivalents on the consolidated balance sheet and had $45.3 million outstanding and $114.7 million remaining under our $160.0 million 2023 Credit Facility at February 3, 2024. See Note 4, Debt, of Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for the fiscal year ended February 3, 2024, for additional information.

For Fiscal 2024, total Company-wide square footage increased 3.4%. To supplement new store openings, we continued to expand high performing stores, increasing the square footage by an average of 27.6% in four existing stores in Fiscal 2024.

53rd Week and Change in Accounting Estimate
Total net product sales for the 53rd week of Fiscal 2024 were approximately $22.8 million. The extra week increased full year net income by an estimated $2.6 to $2.8 million. This translates to an approximate diluted EPS range of $0.21 to $0.22 for the full year. In addition, during the 14-weeks ended February 3, 2024, we recorded a $3.5 million increase in revenue due to a change in estimate in gift card breakage. This change was supported by the historical redemption pattern of gift cards outstanding and contributed $0.22 of diluted EPS to the full year. See Note 1, Basis of Presentation and Summary of Critical and Significant Accounting Policies (Revenue Recognition) for additional information.

Due to the 53rd week in Fiscal 2024, each quarter in Fiscal 2025 starts one week later than the same quarter in Fiscal 2024. The charts below present comparable store sales and net sales for Fiscal 2024 as originally reported and as adjusted to represent the same 13-week period as the Fiscal 2025 quarters.

	Fiscal 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2024
Comparable store sales increase (decrease) - originally reported	4.1%	(7.3)%	(2.7)%	(6.4)%	(3.1)%
Comparable store sales increase (decrease) - adjusted for week shift	5.2%	(0.8)%	(8.4)%	(8.1)%	(3.2)%
Impact of week shift	1.1%	6.5%	(5.7)%	(1.7)%	(0.1)%

Index

	Fiscal 2024
(Dollars in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal 2024
Net sales - originally reported	$455.5	$374.9	$431.9	$466.6	$1,728.9
Net sales - adjusted for week shift	$460.7	$401.3	$406.7	$437.4	$1,706.1
Impact of week shift	$5.2	$26.4	$(25.2)	$(29.2)	$(22.8)
Recent Accounting Pronouncements
See Note 2, Recent Accounting Pronouncements, of Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for the fiscal year ended February 3, 2024, for information regarding recent accounting pronouncements.
Results of Operations
The following table sets forth the percentage relationship to net sales of certain items included in our consolidated statements of operations for the periods indicated.

	Fiscal Year Ended
	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.2	64.8	61.8
Gross margin	33.8	35.2	38.2
Store operating, selling and administrative ("SG&A") expenses	23.0	22.8	22.6
Depreciation and amortization	2.8	2.6	2.1
Operating income	7.9	9.9	13.5
Interest income (expense), net	(0.3)	(0.1)	—
Income before provision for income taxes	7.6	9.8	13.5
Provision for income taxes	1.6	2.3	3.2
Net income	6.0%	7.5%	10.3%
Note: Columns may not sum due to rounding.

A discussion regarding our financial condition and results of operations for the year ended February 3, 2024, or Fiscal 2024, compared to the year ended January 28, 2023, or Fiscal 2023, is presented below.

Fiscal 2024 Compared to Fiscal 2023

Net Sales

Net sales for Fiscal 2024 increased $20.6 million, or 1.2%, to $1.73 billion from $1.71 billion for Fiscal 2023. For Fiscal 2024, 1,082 stores were included in the comparable store sales comparison. Stores not in the comparable store net sales calculation plus all net sales in the 53rd week, accounted for $122.0 million of Fiscal 2024 net sales. Comparable store net sales declined 3.1% compared to Fiscal 2023. Brick and mortar comparable sales declined 4.4% and e-commerce sales increased 4.1% compared to Fiscal 2023, excluding the impact of the 53rd week. E-commerce represented 16.2% of total net sales in Fiscal 2024, compared to 15.6% in Fiscal 2023.

Footwear sales increased 7.0% to $1.21 billion as compared with $1.14 billion for the prior-year period. Apparel sales decreased 20.1% to $329.4 million as compared with $412.0 million for the prior-year period. Equipment sales increased 14.9% to $184.8 million as compared with $160.8 million for the prior-year period.

Index
Gross Margin

Cost of goods sold includes the cost of merchandise, the related inbound and outbound freight expense, occupancy costs for stores and occupancy and operating costs for our wholesale and logistics facility.

Gross margin was $583.7 million, or 33.8% of net sales, in Fiscal 2024, compared with $601.9 million, or 35.2% of net sales, in Fiscal 2023. The approximate 140 basis point decline was primarily due to lower average product margin of approximately 210 basis points and an approximate 40 basis point increase in store occupancy costs. Freight, shipping, logistics costs and shrink have improved as a percentage of sales on a year-over-year basis, partially offsetting the unfavorable average product margin and store occupancy performance. Freight was favorable by approximately 70 basis points, logistics was favorable by approximately 30 basis points and shrink was favorable by approximately 10 basis points.

SG&A Expenses

SG&A expenses were $397.7 million, or 23.0% of net sales, for Fiscal 2024, compared with $389.6 million, or 22.8% of net sales, for Fiscal 2023. The approximate 20 basis point increase is primarily the result of increased store wages and data processing costs partially offset by lower professional fees and advertising.

Depreciation and amortization

Depreciation and amortization of $49.0 million increased approximately 25 basis points as a percentage of net sales for Fiscal 2024 compared to Fiscal 2023. The increase in dollars year-over-year was primarily due to increased capital investment, reflecting our ongoing commitment to invest in organic growth opportunities and infrastructure improvement projects.

Provision for income taxes

The combined federal, state and local effective income tax rate as a percentage of pre-tax income was 21.6% for Fiscal 2024 and 23.3% for Fiscal 2023. The effective income tax rate fluctuates year-over-year primarily from the impact of income tax credits or discrete items, including the amount of equity compensation deductions year-over-year which are affected by our stock price.
Fiscal 2023 Compared to Fiscal 2022
For a comparison of our results for Fiscal 2023 to Fiscal 2022, and other financial information related to Fiscal 2022, refer to our Annual Report on Form 10-K for the year ended January 28, 2023, filed with the SEC on March 24, 2023.
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

Index
Our consolidated statements of cash flows are summarized as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Net cash provided by operating activities	$118,699	$77,043	$159,488
Net cash used in investing activities	(55,370)	(63,170)	(70,161)
Net cash used in financing activities	(58,114)	(14,912)	(281,563)
Net increase (decrease) in cash and cash equivalents	$5,215	$(1,039)	$(192,236)
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

Net cash provided by operating activities was $118.7 million for the 53-weeks ended February 3, 2024 compared with net cash provided by operating activities of $77.0 million and $159.5 million for the 52-weeks ended January 28, 2023 and January 29, 2022, respectively. Operating activities consist primarily of net income adjusted for certain non-cash items and changes in operating assets and liabilities as noted in the bullets below.
•Non-cash depreciation and amortization expense increased due to capital expenditure investments in new stores, existing store remodels and refreshes, technology enhancements and corporate infrastructure.
•Non-cash stock-based compensation expense fluctuates with the number of equity eligible employees, achievement of performance-based equity awards at greater or lesser than their target level, fluctuations in the price of our common stock and levels of forfeitures in any given period.
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
Investing Activities.
Cash used in investing activities in Fiscal 2024, Fiscal 2023 and Fiscal 2022 totaled $55.4 million, $63.2 million and $70.2 million, respectively. Gross capital expenditures used $57.9 million, $62.8 million and $71.2 million during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. Capital expenditures in all periods primarily consisted of store development (new stores, relocations, remodels and expansions), technology investments and infrastructure projects.
We opened 44 new stores and expanded and/or relocated seven additional existing stores during Fiscal 2024. We opened 43 new stores and expanded and/or relocated 16 additional existing stores during Fiscal 2023. We opened 36 new stores and expanded and/or relocated 16 additional existing stores during Fiscal 2022.

Our capital expenditures for the fiscal year ending February 1, 2025, are expected to be in the range of $65.0 million to $75.0 million, with the largest allocation focused on store development and core infrastructure.

Financing Activities.

Net cash used in financing activities was $58.1 million in Fiscal 2024. Net cash used in financing activities was $14.9 million in Fiscal 2023 and net cash used in financing activities was $281.6 million in Fiscal 2022. Historically, the fluctuation in net financing activities between years is primarily the result of borrowing activity and repurchases of our common stock.

In Fiscal 2024, net borrowings on our 2023 Credit Facility were $9.0 million. In Fiscal 2023, net borrowings were $36.3 million and in Fiscal 2022, net borrowings were zero. See Note 4, Debt, to the consolidated financial statements for additional information.

Index
We expended $56.1 million, $40.9 million and $271.1 million on repurchases of our common stock during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. This included cash used to settle net share equity awards of $2.8 million, $2.4 million and $3.3 million during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively. See Note 7, Stock Repurchase Program, to the consolidated financial statements for additional information.

Additionally, in the first quarter of Fiscal 2022, we paid $15.0 million to the former members and warrant holders of City Gear for achievement of financial goals post-acquisition. Of this amount, $1.2 million was reflected as financing activities in Fiscal 2022, and represented the fair value of the short-term portion of the contingent earnout booked through the purchase price allocation.

In June 2021, the Board instituted a quarterly cash dividend. Since this program's inception, our quarterly dividend has been $0.25 per share. During the fiscal year ended February 3, 2024, we paid cash dividends of $12.4 million under four declarations of $0.25 per share of common stock outstanding as of the record date. During the fiscal year ended January 28, 2023, we paid cash dividends of $12.9 million under four declarations of $0.25 per share of common stock outstanding as of the record date. During the fiscal year ended January 29, 2022, we paid cash dividends of $10.9 million under three declarations of $0.25 per share of common stock outstanding as of the record date. See Note 8, Dividends, to the consolidated financial statements for additional information.

Financing activities also consisted of proceeds from stock option exercises and employee stock plan purchases. As stock options are exercised and shares are purchased through our employee stock purchase plan, we will continue to receive proceeds and expect a tax deduction; however, the amounts and timing cannot be predicted.

Purchase obligations, which include all legally binding contracts such as software license commitments and service contracts were approximately $73.2 million and $27.2 million at February 3, 2024 and January 28, 2023, respectively. The significant increase in Fiscal 2024 is primarily due to new multi-year contracts for cloud-based technology solutions and an extension of support services for our e-commerce platform. These purchase obligations are primarily due within five years and are recorded as liabilities when goods are received or services rendered. We issue inventory purchase orders in the ordinary course of business, which represent authorizations to purchase that are cancellable by their terms. We do not consider purchase orders to be firm inventory commitments.
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

The net deferred revenue liability for gift cards and customer orders at February 3, 2024 and January 28, 2023 was $7.1 million and $9.8 million, respectively, recognized in accounts payable on our consolidated balance sheets. We recognize revenue when a gift card is redeemed by the customer and recognize gift card breakage revenue in net sales in proportion to the redemption pattern of rights exercised by the customer. In Fiscal 2024, Fiscal 2023 and Fiscal 2022, gift card breakage income was immaterial.

Index

As part of our general accounting practices, we have established procedures to evaluate our accruals. For the fiscal year ended February 3, 2024, we noted a change in our gift card redemption pattern and adjusted our accrual for breakage to be more in line with current breakage patterns. As a result of this change in estimate, we recognized $3.5 million of additional gift card breakage revenue in the fourth quarter of Fiscal 2024. This change increased net income by $2.8 million or $0.22 per diluted share in Fiscal 2024.

During the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, $1.7 million, $1.6 million and $1.4 million of gift card deferred revenue from prior periods was realized, respectively.

Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our consolidated balance sheets and was $4.2 million and $4.1 million at February 3, 2024 and January 28, 2023, respectively.

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

Lower of Cost and Net Realizable Value: We regularly review inventories to determine if the carrying value exceeds net realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary. We account for obsolescence as part of our lower of cost and net realizable value accrual based on historical trends and specific identification. As of February 3, 2024 and January 28, 2023, the accrual was $5.6 million and $5.6 million, respectively. A determination of net realizable value requires significant judgment.

Shrink Reserves: We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts. These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger. Physical inventory counts are performed on a cyclical basis. As of February 3, 2024 and January 28, 2023, the accrual was $1.0 million and $0.7 million, respectively.

Inventory Purchase Concentration: Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented 73.7%, 69.9%, and 61.0% of our purchases for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

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

Additionally, Regions Bank is committed to provide loans under our 2023 Credit Facility. There is a risk that Regions Bank cannot deliver against these obligations. See “Risk Factors.”

Interest Rate Risk

Our net exposure to interest rate risk results primarily from interest rate fluctuations on existing credit facilities, which bear interest at a rate that varies with the Bloomberg Short-Term Bank Yield ("BSBY"), prime or federal funds rates. At the end of Fiscal 2024, we had $45.3 million outstanding under our 2023 Credit Facility. At the end of Fiscal 2023, we had $36.3 million outstanding under our 2021 Credit Facility. A 100 basis point increase or decrease in the interest rate on borrowings under existing credit facilities would not result in a material impact to our results of operations at our anticipated borrowing levels.

Activity against our credit facilities in effect during the periods indicated are as follows (dollars in millions):

	53-Weeks Ended February 3, 2024	52-Weeks Ended January 28, 2023
Number of day borrowings incurred	359	307
Average borrowings	$85.8	$40.8
Maximum borrowings	$134.1	$110.5
Average interest rate	6.35%	3.21%

Quarterly and Seasonal Fluctuations

We experience seasonal fluctuations in our net sales and results of operations. We typically experience higher net sales in early spring due to spring sports and annual income tax refunds, late summer due to back-to-school shopping and winter due to holiday shopping. In addition, our quarterly results of operations may fluctuate significantly as a result of a variety of factors, including unseasonal weather patterns, the timing of high demand footwear launches, demand for merchandise driven by local interest in sporting events, back-to-school sales and the timing of sales tax holidays and annual income tax refunds.

Our operations are influenced by general economic conditions including periodic changes in the cost of products we sell. In Fiscal 2024 and Fiscal 2023, we experienced accelerated wage inflation and increases in the cost of goods and services necessary to support our business. We believe the current extended inflationary period is likely having a negative impact on our results of operations, although the direct impact is difficult to quantify. We believe inflation, in addition to other macroeconomic pressures such as higher interest rates, are adversely influencing our target consumer’s shopping behavior. As a result of these pressures, we and other retailers are experiencing a more promotional environment and we believe there is a potential for reduced discretionary spending on our product assortment. Historically, we have generally been able to pass along a significant portion of product cost increases to our customers and deploy a number of mitigation strategies to offset other cost increase elements. However, as noted above, the current environment may make those strategies less effective.

Index
Item 8.    Consolidated Financial Statements and Supplementary Data.
The following consolidated financial statements of our Company are included in response to this item:
•Reports of Independent Registered Public Accounting Firms (PCAOB ID: 42)
•Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023
•Consolidated Statements of Operations for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022
•Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022
•Consolidated Statements of Stockholders’ Investment for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022
•Notes to Consolidated Financial Statements
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hibbett, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hibbett, Inc. and subsidiaries (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, stockholders’ investment and cash flows for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 25, 2024 expressed an unqualified opinion thereon.

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

Inventory Valuation
Description of the Matter	At February 3, 2024, the Company’s inventories, net balance was $344.3 million. As discussed in Note 1 of the consolidated financial statements, the Company values inventories using the lower of weighted average cost or net realizable value method. Adjustments to reduce inventories to their net realizable value are determined by management based on historical trends and specific identification.

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
March 25, 2024

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hibbett, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Hibbett, Inc. and subsidiaries’ internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hibbett, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, stockholders’ investment and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and our report dated March 25, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Birmingham, Alabama
March 25, 2024

Index
Hibbett, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share information)

ASSETS	February 3, 2024	January 28, 2023
Current Assets:
Cash and cash equivalents	$21,230	$16,015
Receivables, net	16,743	12,850
Inventories, net	344,294	420,839
Prepaid expenses	15,358	16,089
Other current assets	9,090	7,262
Total current assets	406,715	473,055

Property and equipment, net	183,949	169,476
Operating right-of-use assets	280,755	263,391
Finance right-of-use assets, net	1,837	2,279

Tradename intangible asset	23,500	23,500
Deferred income taxes, net	3,024	3,025
Other assets, net	9,442	4,434
Total Assets	$909,222	$939,160

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities:
Accounts payable	$96,431	$190,648
Operating lease obligations	71,448	72,544
Credit facility	45,296	36,264
Finance lease obligations	538	1,132
Accrued payroll expenses	8,488	11,361
Other accrued expenses	14,013	15,803
Total current liabilities	236,214	327,752

Operating lease obligations	245,649	229,388
Finance lease obligations	1,423	1,305
Unrecognized tax benefits	213	368
Other liabilities	6,698	4,116
Total liabilities	490,197	562,929

Stockholders’ Investment:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, no shares issued	—	—
Common stock, $0.01 par value, 160,000,000 shares authorized at February 3, 2024 and January 28, 2023; 40,170,315 and 39,916,593 shares issued at February 3, 2024 and January 28, 2023, respectively	402	399
Paid-in capital	221,668	213,182
Retained earnings	1,228,257	1,137,481
Treasury stock, at cost, 28,376,218 and 27,166,538 shares repurchased at February 3, 2024 and January 28, 2023, respectively	(1,031,302)	(974,831)
Total stockholders’ investment	419,025	376,231
Total Liabilities and Stockholders’ Investment	$909,222	$939,160

See accompanying notes to consolidated financial statements.

Index
Hibbett, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except per share information)

	Fiscal Year Ended
	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Net sales	$1,728,887	$1,708,316	$1,691,184
Cost of goods sold	1,145,184	1,106,415	1,044,777
Gross margin	583,703	601,901	646,407

Store operating, selling and administrative expenses	397,674	389,563	382,414
Depreciation and amortization	49,008	43,919	35,827
Operating income	137,021	168,419	228,166

Interest income	364	124	43
Interest expense	(5,736)	(1,579)	(317)
Interest income (expense), net	(5,372)	(1,455)	(274)
Income before provision for income taxes	131,649	166,964	227,892

Provision for income taxes	28,491	38,907	53,579
Net income	$103,158	$128,057	$174,313

Basic earnings per share	$8.34	$9.89	$11.63
Diluted earnings per share	$8.17	$9.62	$11.19

Weighted average shares outstanding:
Basic	12,364	12,951	14,993
Diluted	12,633	13,315	15,582

See accompanying notes to consolidated financial statements.

Index
Hibbett, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal Year Ended
	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Cash Flows From Operating Activities:
Net income	$103,158	$128,057	$174,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,008	43,919	35,827
Contingent earnout, net	—	—	(13,761)
Impairment charges	1,521	617	2,915
Deferred income taxes and unrecognized income tax benefit, net	2,490	6,146	7,259
Gain on disposal of assets, net	(1,441)	(505)	(1,501)
Stock-based compensation	5,709	6,811	5,540
Changes in operating assets and liabilities:
Receivables, net	(5,722)	7,103	(1,694)
Inventories, net	76,545	(199,619)	(19,181)
Prepaid expenses and other assets	(6,729)	(3,279)	(986)
Accounts payable	(101,017)	100,925	(25,580)
Accrued expenses and other	(4,823)	(13,132)	(3,663)
Net cash provided by operating activities	118,699	77,043	159,488

Cash Flows From Investing Activities:
Capital expenditures	(57,886)	(62,828)	(71,153)
Proceeds from sale of property and equipment	2,363	337	1,147
Other	153	(679)	(155)
Net cash used in investing activities	(55,370)	(63,170)	(70,161)

Cash Flows From Financing Activities:
Proceeds under credit facilities	913,965	982,968	38,259
Repayments under credit facilities	(904,933)	(946,704)	(38,259)
Stock repurchases	(53,211)	(38,458)	(267,826)
Payment of cash dividends	(12,370)	(12,881)	(10,939)
Payment of contingent earnout	—	—	(1,239)
Payments of finance lease obligations	(1,084)	(1,036)	(960)
Settlement of net share equity awards	(2,849)	(2,446)	(3,257)
Proceeds from options exercised and purchase of shares under the employee stock purchase plan	2,779	3,645	2,658
Excise tax on stock repurchases	(411)	—	—
Net cash used in financing activities	(58,114)	(14,912)	(281,563)

Net increase (decrease) in cash and cash equivalents	5,215	(1,039)	(192,236)
Cash and cash equivalents, beginning of year	16,015	17,054	209,290
Cash and cash equivalents, end of year	$21,230	$16,015	$17,054

Index
Hibbett, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Fiscal Year Ended
	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$5,319	$1,532	$243
Income taxes, net of refunds	$28,207	$26,414	$52,899
Operating cash flows from operating leases	$88,762	$83,073	$76,400
Operating cash flows from finance leases	$102	$116	$136
Financing cash flows from finance leases	$1,084	$1,036	$960

Supplemental Schedule of Non-Cash Activities:
Non-cash accruals for capital expenditures	$6,799	$4,075	$4,012
Operating leases obtained in exchange for lease liabilities, net	$96,674	$87,717	$91,325
Finance leases obtained in exchange for lease liabilities, net	$718	$1,086	$(407)

See accompanying notes to consolidated financial statements.

Index
Hibbett, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Investment
(in thousands)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Number of Shares	Amount	Total Stockholders’ Investment
Balance-January 30, 2021	39,380	$394	$194,534	$858,951	22,901	$(662,843)	$391,036
Net income	—	—	—	174,313	—	—	174,313
Issuance of shares through the Company’s equity plans	231	2	2,656	—	—	—	2,658
Declaration of dividends (four quarterly $0.25 per common share)	—	—	—	(10,949)	—	—	(10,949)
Purchase of shares under the stock repurchase program	—	—	—	—	3,371	(267,826)	(267,826)
Settlement of net share equity awards	—	—	—	—	46	(3,257)	(3,257)
Stock-based compensation	—	—	5,540	—	—	—	5,540
Balance-January 29, 2022	39,611	396	202,729	1,022,317	26,318	(933,927)	291,515
Net income	—	—	—	128,057	—	—	128,057
Issuance of shares through the Company’s equity plans	306	3	3,642	—	—	—	3,645
Declaration of dividends (four quarterly $0.25 per common share)	—	—	—	(12,893)	—	—	(12,893)
Purchase of shares under the stock repurchase program	—	—	—	—	797	(38,458)	(38,458)
Settlement of net share equity awards	—	—	—	—	52	(2,446)	(2,446)
Stock-based compensation	—	—	6,811	—	—	—	6,811
Balance-January 28, 2023	39,917	399	213,182	1,137,481	27,167	(974,831)	376,231
Net income	—	—	—	103,158	—	—	103,158
Issuance of shares through the Company’s equity plans	254	3	2,776	—	—	—	2,779
Declaration of dividends (four quarterly $0.25 per common share)	—	—	—	(12,382)	—	—	(12,382)
Purchase of shares under the stock repurchase program	—	—	—	—	1,162	(53,211)	(53,211)
Settlement of net share equity awards	—	—	—	—	48	(2,849)	(2,849)
Excise tax on stock repurchases	—	—	—	—	—	(411)	(411)
Stock-based compensation	—	—	5,709	—	—	—	5,709
Balance-February 3, 2024	40,170	$402	$221,668	$1,228,257	28,376	$(1,031,302)	$419,025

Columns may not foot due to rounding.

See accompanying notes to consolidated financial statements.

Index
Hibbett, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF CRITICAL AND SIGNIFICANT ACCOUNTING POLICIES

Business

Hibbett, Inc. is a leading athletic-inspired fashion retailer with an omni-channel platform and over 1,150 stores under the Hibbett, City Gear and Sports Additions banners, primarily located in underserved communities. References to “we,” “our,” “us,” “Hibbett” and the “Company” refer to Hibbett, Inc. and its subsidiaries as well as its predecessors. Our fiscal year ends on the Saturday closest to January 31 of each year. The consolidated statements of operations for Fiscal 2024 includes 53-weeks of operations, while Fiscal 2023 and Fiscal 2022 both include 52-weeks of operations. Our merchandise assortment features a core selection of brand name merchandise emphasizing athletic footwear, athletic and fashion apparel, related accessories and team sports equipment. We complement this core assortment with a selection of localized footwear, apparel and accessories designed to appeal to customers within each community we serve.

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
The following table presents the components of our marketing expense (in thousands):

	Fiscal Year Ended
	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Gross marketing costs	$32,424	$36,525	$32,964
Marketing reimbursements	(6,985)	(6,892)	(4,525)
Net marketing costs	$25,439	$29,633	$28,439

Cost of Goods Sold
We include merchandise costs, store occupancy costs, logistics-related occupancy and operating costs, and ship-to-home freight in cost of goods sold.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments with original maturities of 90 days or less, including commercial paper and money market funds, to be cash equivalents. Amounts due from third-party credit card processors for the settlement of debit and credit card transactions are included as cash equivalents as they are generally collected within three business days. Cash equivalents related to credit and debit card transactions at February 3, 2024 and January 28, 2023 were $8.4 million and $7.4 million, respectively.
Inventories
Inventories are valued using the lower of weighted average cost or net realizable value method. Items are removed from inventory using the weighted average cost method.
Lower of Cost and Net Realizable Value: We regularly review inventories to determine if the carrying value exceeds net realizable value, and we record an accrual to reduce the carrying value to net realizable value as necessary. We account for obsolescence as part of our lower of cost and net realizable value accrual based on historical trends and specific identification. As of February 3, 2024 and January 28, 2023, the accrual was $5.6 million and $5.6 million, respectively. A determination of net realizable value requires significant judgment.
Shrink Reserves: We accrue for inventory shrinkage based on the actual historical results of our physical inventory counts. These estimates are compared to actual results as physical inventory counts are performed and reconciled to the general ledger. Physical inventory counts are performed on a cyclical basis. As of February 3, 2024 and January 28, 2023, the accrual was $1.0 million and $0.7 million, respectively.
Inventory Purchase Concentration: Our business is dependent to a significant degree upon close relationships with our vendors. Our largest vendor, Nike, represented 73.7%, 69.9%, and 61.0% of our purchases for Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.
Property and Equipment
Property and equipment are recorded at cost. Finance lease assets are shown as right-of-use (ROU) assets and are excluded from property and equipment. (See Note 3, Leases).

Index
Property and equipment consists of the following (in thousands):

	Estimated Service Lives	February 3, 2024	January 28, 2023
Land		$7,289	$7,277
Buildings	39 years	22,760	22,529
Equipment	3 – 7 years	141,989	134,304
Furniture and fixtures	7 years	72,460	67,522
Leasehold improvements	3 – 10 years	205,568	170,773
Construction in progress		6,089	5,501
Total property and equipment		456,155	407,906
Less: accumulated depreciation and amortization		272,206	238,430
Total property and equipment, net		$183,949	$169,476

Depreciation on property and equipment utilizes the straight-line method generally over the above estimated service lives.

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

Capitalized Cloud-Based Software Costs

In accordance with ASC 350-40, Intangibles - Goodwill and Other - Internal-Use Software, we capitalize eligible costs related to the implementation of cloud-based software as a prepaid asset and amortize the balance beginning at the implementation date using the straight-line method over the remaining contractual term of the software-hosting arrangement. Implementation costs not meeting the criteria for capitalization are expensed as incurred. These costs were not material in Fiscal 2024, Fiscal 2023 or Fiscal 2022.

Indefinite-Lived Intangible Assets

The City Gear tradename is an indefinite-lived intangible asset which is not amortized, but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that it is more likely than not that an asset is impaired. Such events or circumstances could include, but are not limited to, significant negative industry or economic trends, unanticipated changes in the competitive environment and a significant sustained decline in the market price of our stock. If an asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment charge to current income.

Historically, we have performed a quantitative assessment utilizing the Relief from Royalty method which required assumptions related to future revenues, royalty rate, and discount rate in valuing the tradename intangible. No impairment related to the tradename was recognized during Fiscal 2024, Fiscal 2023 or Fiscal 2022.

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

Index
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

The net deferred revenue liability for gift cards and customer orders at February 3, 2024 and January 28, 2023 was $7.1 million and $9.8 million, respectively, recognized in accounts payable on our consolidated balance sheets. We recognize revenue when a gift card is redeemed by the customer and recognize gift card breakage revenue in net sales in proportion to the redemption pattern of rights exercised by the customer. In Fiscal 2024, Fiscal 2023 and Fiscal 2022, gift card breakage income was immaterial.

As part of our general accounting practices, we have established procedures to evaluate our accruals. For the fiscal year ended February 3, 2024, we noted a change in our gift card redemption pattern and adjusted our accrual for breakage to be more in line with current breakage patterns. As a result of this change in estimate, we recognized $3.5 million of additional gift card breakage revenue in the fourth quarter of Fiscal 2024. This change increased net income by $2.8 million or $0.22 per diluted share in Fiscal 2024.

During the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, $1.7 million, $1.6 million and $1.4 million of gift card deferred revenue from prior periods was realized, respectively.

Loyalty Program: We offer the Hibbett Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our consolidated balance sheets and was $4.2 million and $4.1 million at February 3, 2024 and January 28, 2023, respectively.

Return Sales: The liability for return sales is estimated at each reporting period based on historical return patterns and is recognized at the transaction price. The liability is included in accounts payable on our consolidated balance sheets. The return asset and corresponding adjustment to cost of goods sold for our right to recover the merchandise returned by the customer is immaterial.
Revenues disaggregated by major product categories are as follows (in thousands):

	Fiscal 2024 (53-weeks)	Fiscal 2023 (52-weeks)	Fiscal 2022 (52-weeks)
Footwear	$1,214,717	$1,135,475	$1,044,191
Apparel	329,405	412,021	483,236
Equipment	184,765	160,820	163,757
	$1,728,887	$1,708,316	$1,691,184

Store Opening and Closing Costs
New store opening costs, including pre-opening costs, are charged to expense as incurred. Store opening costs primarily include payroll expenses, training costs and straight-line rent expenses. All pre-opening costs are included in store operating, selling and administrative expenses as a part of operating expenses.

Index
We generally consider individual store closings to be a normal part of operations and regularly review store performance against expectations. Costs associated with store closings are recognized at the time of closing or when a liability has been incurred. These costs were not material in Fiscal 2024, Fiscal 2023 or Fiscal 2022.

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

Standards that are not yet adopted

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires disclosures about significant segment expenses and additional interim disclosure requirements. This standard also requires a single reportable segment to provide all disclosures required by ASC 280. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Amendments should be applied retrospectively for all prior periods presented in the consolidated financial statements. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending February 1, 2025. We are currently evaluating the potential impact of adopting this standard on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. We are currently evaluating the potential impact of adopting this standard on our disclosures.

We continuously monitor and review all current accounting pronouncements and standards from the FASB for applicability to our operations. As of February 3, 2024, there were no other new pronouncements or interpretations that had or were expected to have a significant impact on our operations.
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

Index

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

ROU lease assets are periodically reviewed for impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to evaluate assets and asset groups, including ROU assets, for impairment and to calculate any impairment loss to be recognized. Asset group impairment charges of approximately $1.5 million, $0.6 million and $2.9 million were recognized during Fiscal 2024, Fiscal 2023 and Fiscal 2022, respectively.

Store operating lease cost and logistics-related transportation equipment operating lease cost are included in cost of goods sold in the consolidated statements of operations. Office equipment and other equipment operating lease cost is included in store operating, selling and administrative expenses in the consolidated statements of operations.

	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Operating lease cost	$81,957	$76,051	$68,359
Finance lease cost:
Amortization of assets	1,049	977	849
Interest on lease liabilities	102	116	136
Variable lease cost (1)	19,926	18,188	18,379
	$103,034	$95,332	$87,723
(1) Includes rent based on a percent of sales, common area maintenance, insurance and property tax.

Short-term leases are not recorded on our consolidated balance sheet and short-term lease cost is immaterial.

Finance right-of-use assets on the consolidated balance sheet at February 3, 2024 and January 28, 2023 are shown net of accumulated amortization of $4.4 million and $3.3 million, respectively.

The following table provides supplemental balance sheet information related to leases:

	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)
Weighted average remaining lease term (in years):
Operating leases	5	5
Finance leases	4	3

Weighted average discount rate:
Operating leases	4.2%	3.5%
Finance leases	4.6%	5.2%

Index

Maturities of lease liabilities (in thousands):

	February 3, 2024 (53-Weeks)
	Operating	Finance	Total
Fiscal 2025	$83,183	$615	$83,798
Fiscal 2026	79,916	535	80,451
Fiscal 2027	65,973	381	66,354
Fiscal 2028	49,688	362	50,050
Fiscal 2029	32,157	268	32,425
Thereafter	42,734	—	42,734
Total minimum lease payments	353,651	2,161	355,812
Less amount representing interest	36,554	200	36,754
	$317,097	$1,961	$319,058

As of February 3, 2024, we have entered into operating leases of approximately $8.4 million related to future store locations that have not yet commenced.

NOTE 4. DEBT

On July 9, 2021, we executed an unsecured Credit Agreement (the "2021 Credit Facility") between the Company and its subsidiaries and Regions Bank, which provided for an unsecured line of credit up to $100 million. The 2021 Credit Facility was amended on April 7, 2022, to increase the unsecured line of credit to $125 million and replace the original benchmark interest rate of one-month LIBOR plus 1.0% to 1.8% with the Bloomberg Short-Term Bank Yield Index Rate (the "BSBY Rate") plus 1.0% to 1.8% (depending on specified leverage levels).

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

As of February 3, 2024, we were in compliance with these covenants.

Index
Activity against our credit facilities during the periods indicated are as follows (dollars in millions):

	53-Weeks Ended February 3, 2024	52-Weeks Ended January 28, 2023
Number of day borrowings incurred	359	307
Average borrowings	$85.8	$40.8
Maximum borrowings	$134.1	$110.5
Average interest rate	6.35%	3.21%

At February 3, 2024, we had a balance of $45.3 million and a total of $114.7 million available to us under the 2023 Credit Facility.
NOTE 5. STOCK-BASED COMPENSATION
At February 3, 2024, we had four stock-based compensation plans:
(a)The Amended and Restated 2015 Equity Incentive Plan (EIP) provides that the Board may grant equity awards to certain employees of the Company at its discretion. The EIP was adopted effective July 1, 2015 and subsequently amended and restated effective May 28, 2020. Including shares added in the amendment and restatement, the EIP authorizes grants of equity awards of up to 2,500,000 authorized but unissued shares of common stock. At February 3, 2024, there were 1,243,179 shares available for grant under the EIP.
(b)The 2015 Employee Stock Purchase Plan (ESPP) allows for qualified employees to participate in the purchase of up to 300,000 authorized but unissued shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each quarterly stock purchase period. The ESPP was adopted effective July 1, 2015. At February 3, 2024, there were 85,136 shares available for purchase under the ESPP.
(c)The 2015 Director Deferred Compensation Plan (Deferred Plan) allows non-employee directors an election to defer all or a portion of their fees into stock units or stock options. The Deferred Plan was adopted effective July 1, 2015 and authorizes grants up to 150,000 authorized but unissued shares of common stock. At February 3, 2024, there were 117,324 shares available for grant under the Deferred Plan.
(d)The Amended and Restated 2012 Non-Employee Director Equity Plan (DEP) provides for grants of equity awards to non-employee directors. The DEP was adopted effective May 24, 2012 and subsequently amended and restated effective May 25, 2022. The amendment and restatement reset the authorization of grants of equity awards of up to 500,000 authorized but unissued shares of common stock. At February 3, 2024, there were 476,316 shares available for grant under the DEP.
Our plans allow for a variety of equity awards including stock options, restricted stock awards, stock appreciation rights and performance awards. As of February 3, 2024, we had granted awards in the form of stock options, restricted stock units (RSUs) and performance-based units (PSUs) to our employees. The annual grants made for Fiscal 2024, Fiscal 2023 and Fiscal 2022 to employees consisted solely of RSUs. We have also awarded PSUs to our Named Executive Officers (NEOs).
As of February 3, 2024, we had granted awards in the form of stock, stock options and deferred stock units (DSUs) to our Board members. Under the DEP, Board members currently receive an annual value of $75,000 worth of equity in the form of stock options or RSUs upon election to the Board and a value of $110,000 worth of equity in any form allowed within the DEP, for each full year of service, pro-rated for Directors who have served less than one full year. The Chair of the Board receives an annual value of $135,000 of equity in any form allowed within the DEP.
The terms and vesting schedules for stock-based awards vary by type of grant and generally vest upon time-based conditions. Under the DEP, Directors have the option with stock awards to set release dates. Upon exercise, stock-based compensation awards are settled with authorized but unissued Company stock. All of our awards are classified as equity awards.

Index
The compensation expense for these plans was as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Stock-based compensation expense by type:
Stock options	$220	$155	$174
Restricted stock units	5,026	6,204	5,111
Employee stock purchases	358	358	199
Director deferred compensation	105	94	56
Total stock-based compensation expense	5,709	6,811	5,540
Income tax benefit recognized	1,183	1,562	1,316
Stock-based compensation expense, net of income tax	$4,526	$5,249	$4,224

Stock-based and deferred stock compensation expenses are included in store operating, selling and administrative expenses. There is no capitalized stock-based compensation expense.

The income tax benefit recognized in our consolidated financial statements, as disclosed above, is based on the amount of compensation expense recorded for book purposes. The actual income tax benefit realized in our income tax return is based on the intrinsic value, or the excess of the market value over the exercise or purchase price, of stock options exercised and restricted stock unit awards vested during the period. The actual income tax benefit realized for the deductions considered on our income tax returns for Fiscal 2024, Fiscal 2023 and Fiscal 2022 was from option exercises and restricted stock unit releases and totaled $3.0 million, $2.8 million and $3.2 million, respectively.

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

Activity for our option plans during Fiscal 2024 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000’s)
Options outstanding at January 28, 2023	100,951	$38.24	4.03	$2,859
Granted	8,188	58.38
Exercised	(40,044)	37.87
Forfeited, cancelled or expired	—	—
Options outstanding at February 3, 2024	69,095	$40.83	4.20	$2,003

Exercisable at February 3, 2024	69,095	$40.83	4.20	$2,003

We use the Black-Scholes pricing model to estimate the fair value of stock option on the date of grant. The Black-Scholes pricing model utilizes expected term, expected volatility, a risk-free interest rate and a dividend yield to estimate fair value. We calculate the expected term for our stock options based on the historical exercise behavior of our participants. The volatility used to value

Index
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

Details of stock options granted and the assumptions used in the option pricing model were as follows:

	Fiscal Year Ended
	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Stock option grants	2	1	1
Stock option grant date	March 31, 2023	March 30, 2022	March 22, 2021
Total stock options granted	8,188	7,212	4,384
Exercise price	$58.38	$46.22	$76.04
Fair value of stock options	$26.87	$21.46	$39.73
Expected term	5.73 years	4.59 years	4.63 years
Expected volatility	53.76%	65.05%	64.75%
Risk-free interest rate	3.57%	2.44%	0.77%
Dividend yield	1.71%	2.28%	0.00%
Intrinsic value of stock options exercised (in millions)	$1.1	$1.1	$2.7
Total cash received by participants from stock options exercised (in millions)	$2.6	$3.5	$4.7
Unamortized compensation expense at fiscal period end	$—	$—	$—

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

The following table summarizes the restricted stock unit awards activity under all our plans during Fiscal 2024:

	RSUs		PSUs		Totals
	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value	Number of Awards	Weighted Average Grant-Date Fair Value
Nonvested at January 28, 2023	464,833	$28.62	72,470	$55.48	537,303	$32.24
Granted	92,374	57.86	39,567	58.38	131,941	58.02
Vested	(178,193)	21.00	—	—	(178,193)	21.00
Forfeited, cancelled or expired	(37,788)	33.69	—	—	(37,788)	33.69
Nonvested at February 3, 2024	341,226	$39.95	112,037	$56.50	453,263	$44.04

Compensation expense is recognized on a straight-line basis over the vesting period for cliff-vest awards and, in the case of PSUs, at the estimated percentage of achievement. For graded-vest awards, the award is divided into vesting tranches and the compensation expense is recognized on a straight-line basis for each tranche separately.

Index
Details of RSUs granted and vested were as follows:

	Fiscal Year Ended
	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Intrinsic value of vested awards (in millions)	$10.5	$7.3	$10.5
Intrinsic value of outstanding and unvested awards (in millions)	$31.5	$35.5	$35.2
Unrecognized compensation expense at fiscal period end (in millions)	$4.9	$7.5	$7.0
Estimated weighted average period unrecognized compensation expense expected to be recognized	1.7 years	1.7 years	2.0 years

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

	Fiscal Year Ended
	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Shares purchased	34,405	32,586	14,447
Average price per share	$36.70	$48.33	$50.01
Weighted average fair value at date of grant	$13.32	$14.33	$14.33
Expected life (years)	0.25	0.25	0.25
Average expected volatility	54.5%	52.1%	52.1%
Average risk-free interest rate	9.16%	3.55%	0.28%
Average dividend yield	2.06%	1.86%	1.26%

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

Index

	Fiscal Year Ended
	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Number of directors that deferred all or a portion of their fees	1	1	2
Shares deferred under the Deferred Plan	2,073	1,832	729
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

The following table sets forth the computation of basic and diluted earnings per share in thousands:

	Fiscal Year Ended
	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Net income	$103,158	$128,057	$174,313

Weighted average number of common shares outstanding	12,364	12,951	14,993
Dilutive stock options	46	298	130
Dilutive restricted stock units	223	66	459
Weighted average number of common shares outstanding and dilutive shares	12,633	13,315	15,582

Basic earnings per share	$8.34	$9.89	$11.63
Diluted earnings per share	$8.17	$9.62	$11.19

In calculating diluted earnings per share, 4,384 options to purchase shares of common stock outstanding were excluded due to their anti-dilutive effect in Fiscal 2024. In calculating diluted earnings per share, no options to purchase shares of common stock outstanding were excluded due to their anti-dilutive effect in Fiscal 2023 and Fiscal 2022.

At February 3, 2024, no non-vested stock awards granted to certain employees were excluded from the computation of diluted weighted average common shares and common share equivalents outstanding, because they are subject to performance-based annual vesting conditions which had not been achieved by the end of Fiscal 2024.

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

Index
The number of shares repurchased under the Repurchase Program and acquired from holders of restricted stock unit awards to satisfy tax withholding requirements were as follows (dollars in thousands):

	Fiscal Year Ended
	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Common stock repurchased under the Repurchase Program	1,162,130	797,033	3,370,751
Aggregate cost of repurchases under the Repurchase Program	$53,211	$38,458	$267,826
Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements	47,550	51,558	46,095
Tax withholding requirements from holders of restricted stock unit awards	$2,849	$2,446	$3,257
Excise tax on stock repurchases	$411	$—	$—

Historically, under all stock repurchase authorizations and including shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements, we have repurchased a total of 28.4 million shares of our common stock at an approximate cost of $1.03 billion as of February 3, 2024 and had approximately $276.9 million remaining under the Repurchase Program authorization.

NOTE 8. DIVIDENDS

In June 2021, the Board instituted a recurring quarterly cash dividend. Since this program's inception, our quarterly dividend has been $0.25 per share.
The number of declarations and cash dividends paid were as follows:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Number of declarations	4	4	3
Cash dividends paid (in millions)	$12.4	$12.9	$10.9
Total paid per share during fiscal year	$1.00	$1.00	$0.75

Subsequent to February 3, 2024, on March 6, 2024, the Board declared a cash dividend of $0.25 per common share, payable on April 2, 2024, to stockholders of record at the close of business on March 21, 2024. The estimated payment is expected to be $2.9 million.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Annual Bonuses and Equity Incentive Awards

Specified officers and corporate employees of our Company are entitled to annual bonuses, primarily based on measures of Company operating performance. At February 3, 2024, annual bonus-related expense included in accrued payroll expenses was immaterial. At January 28, 2023, there was no annual bonus-related expense included in accrued payroll expenses. The Compensation Committee (the "Committee") of the Board places performance criteria on awards of PSUs made in the form of RSUs to our NEOs under the EIP. The performance criteria are tied to performance targets with respect to defined financial performance over a specified period of time. These PSUs are expensed under the provisions of ASC Topic 718 and are evaluated each quarter to determine the probability that the performance conditions set within will be met.

Legal Proceedings and Other Contingencies

We are a party to various legal proceedings incidental to our business. Where we are able to reasonably estimate an amount of probable loss in these matters based on known facts, we have accrued that amount as a current liability on our balance sheet. We are not able to reasonably estimate the possible loss or range of loss in excess of the amount accrued for these proceedings based on the information currently available to us, including, among others, (i) uncertainties as to the outcome of pending proceedings

Index
(including motions and appeals) and (ii) uncertainties as to the likelihood of settlement and the outcome of any negotiations with respect thereto. We do not believe that any of these matters will, individually or in the aggregate, have a material effect on our business or financial condition. We cannot give assurance, however, that one or more of these proceedings will not have a material effect on our results of operations for the period in which they are resolved. At February 3, 2024 and January 28, 2023, the estimated liability is immaterial.

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
NOTE 10. INCOME TAXES
A summary of the components of the provision for income taxes is as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Federal:
Current	$21,780	$26,256	$37,013
Deferred	2,644	5,888	7,142
	24,424	32,144	44,155
State:
Current	4,066	6,326	9,128
Deferred	1	437	296
	4,067	6,763	9,424
Provision for income taxes	$28,491	$38,907	$53,579

A reconciliation of the statutory federal income tax rate to the effective tax rate as a percentage of income before provision for income taxes is as follows:

	Fiscal Year Ended
	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)	January 29, 2022 (52-weeks)
Tax provision computed at the federal statutory rate	21.00%	21.00%	21.00%
Effect of state income taxes, net of federal benefits	2.89	3.33	3.50
Excess tax benefits from stock-based compensation	(1.21)	(0.77)	(0.97)
Other, net	(1.07)	(0.26)	(0.02)
	21.61%	23.30%	23.51%

Index
Deferred income taxes on the consolidated balance sheets result from temporary differences between the amount of assets and liabilities recognized for financial reporting and income tax purposes. The components of the deferred income taxes, net, are as follows (in thousands):

	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)
Rent	$83,966	$75,044
Inventories	3,065	3,581
Accruals	4,302	5,676
Stock-based compensation	2,804	2,595
Other	290	136
Total deferred tax assets	94,427	87,032
Rent	(80,352)	(70,418)
Accumulated depreciation and amortization	(13,052)	(13,067)
Prepaid expenses	(2,797)	(2,680)
Other	(9)	(5)
Total deferred tax liabilities	(96,210)	(86,170)
Deferred income taxes, net	$(1,783)	$862

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

We file income tax returns in the U.S. federal and various state jurisdictions. A number of years may elapse before a particular matter for which we have recorded a liability related to an unrecognized tax benefit is audited and finally resolved. Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2021 or by most state taxing jurisdictions for years prior to Fiscal 2020. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe our liability for unrecognized tax benefits is adequate. Favorable settlement of an unrecognized tax benefit could be recognized as a reduction in our effective tax rate in the period of resolution. Unfavorable settlement of an unrecognized tax benefit could increase the effective tax rate and may require the use of cash in the period of resolution. Our liability for unrecognized tax benefits is generally presented as non-current. However, if we anticipate paying cash within one year to settle an uncertain tax position, the liability is presented as current.

Index
A reconciliation of the unrecognized tax benefit, excluding estimated interest and penalties, under ASC Subtopic 740-10 follows
(in thousands):

	February 3, 2024 (53-weeks)	January 28, 2023 (52-weeks)
Unrecognized tax benefits - beginning of year	$372	$455
Gross increases - tax positions in prior period	281	76
Gross decreases - tax positions in prior period	(23)	(48)
Lapse of statute of limitations	(114)	(111)
Unrecognized tax benefits - end of year	$516	$372

We classify interest and penalties recognized on unrecognized tax benefits as income tax expense. We have accrued interest and penalties in the amount of $0.1 million, $0.1 million and $0.1 million as of February 3, 2024, January 28, 2023 and January 29, 2022, respectively. During Fiscal 2024, Fiscal 2023 and Fiscal 2022, we recorded an expense of $4,000, and a benefit of $15,000 and $18,000, respectively, for the accrual of interest and penalties in the consolidated statement of operations.

Of the unrecognized tax benefits as of February 3, 2024 and January 28, 2023, $0.4 million and $0.3 million, respectively, if recognized, would affect our effective income tax rate.

NOTE 11. RELATED-PARTY TRANSACTIONS

Active related parties at February 3, 2024

Preferred Growth Properties, LLC ("PGP")
The Company leases one store under a lease arrangement with PGP (formerly AL Florence Realty Holdings 2010, LLC), a wholly owned subsidiary of Books-A-Million, Inc. ("BAMM"). One of our Directors, Terrance G. Finley, is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 28, 2027. Minimum lease payments remaining under this lease at February 3, 2024 were immaterial.

T.I.G. Management, LLC ("TIG")
TIG performs certain new store and store remodel construction for the Company and is 70% owned by a close relative of the Company's President and CEO. In Fiscal 2024, Fiscal 2023 and Fiscal 2022, payments to TIG for their services were $6.8 million, $10.2 million and $6.7 million, respectively. The amounts outstanding to TIG included in accounts payable on our consolidated balance sheets at February 3, 2024 and January 28, 2023 were immaterial.

Retail Security Gates, LLC ("RSG")
RSG provides specially manufactured store front security gates and is 50% owned by a close relative of the Company's President and CEO. In Fiscal 2024, Fiscal 2023 and Fiscal 2022, payments to RSG for their services were $0.9 million, $1.0 million and $0.3 million, respectively. The amounts outstanding to RSG included in accounts payable on our consolidated balance sheets at February 3, 2024 and January 28, 2023 were immaterial.

Inactive related parties at February 3, 2024

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

NOTE 12. DEFINED CONTRIBUTION BENEFIT PLANS

We maintain the Hibbett, Inc. 401(k) Plan (the "401(k) Plan") for the benefit of our employees. The 401(k) Plan covers all employees who have completed one year of service. Participants of the 401(k) Plan may voluntarily contribute from 1% to 100% of their compensation subject to certain yearly dollar limitations as allowed by law. These elective contributions are made under the provisions of Section 401(k) of the Internal Revenue Code, which allows deferral of income taxes on the amount contributed

Index
to the 401(k) Plan and which operates under the Safe Harbor provisions. For Fiscal 2024, Fiscal 2023 and Fiscal 2022, we matched 100% of the first 3% of eligible compensation and 50% of the next 3% of eligible compensation for a total possible match of 4.5% of the first 6% of eligible compensation. Contribution expense incurred under the 401(k) Plan for Fiscal 2024, Fiscal 2023 and Fiscal 2022 was $2.1 million, $1.9 million and $2.0 million, respectively.

We maintain the Hibbett, Inc. Supplemental 401(k) Plan (the "Supplemental Plan") which makes available salary deferral opportunities to highly compensated employees whose ability to defer salary under the 401(k) Plan was limited because of certain restrictions applicable to qualified plans. The non-qualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation. Contributions to the Supplemental Plan are not subject to matching provisions and no contributions were made to the Supplemental Plan for Fiscal 2024, Fiscal 2023 or Fiscal 2022. The Supplemental Plan is intended to comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

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

As of February 3, 2024, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a and 15d-15(e) under the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of February 3, 2024.

(b)Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2024, based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of February 3, 2024.

Ernst & Young LLP, our independent registered public accounting firm, has issued an audit report on the Company’s internal control over financial reporting as of February 3, 2024 included in Item 8 herein.

(c)Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of Fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Securities Trading Plans of Directors and Section 16 Officers

During the 14-weeks ended February 3, 2024, none of our directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Index
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

With the exception of the information specifically incorporated by reference from our Proxy Statement for the 2024 Annual Meeting of Stockholders (2024 Proxy Statement) in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K, our 2024 Proxy Statement shall not be deemed to be a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Item 10.     Directors, Executive Officers and Corporate Governance.

The following information required by this Item is incorporated by reference from the 2024 Proxy Statement:
•Information regarding our directors is found under the heading “Our Board of Directors and Corporate Governance Matters.”
•Information regarding compliance with Section 16 of the Securities Exchange Act of 1934, as amended, related person transactions and legal proceedings is found under the heading “Delinquent Section 16(a) Reports, Related Person Transactions and Legal Proceedings.”
•Information regarding the Company’s Audit Committee financial expert(s) is found under the heading “Audit Committee Independence and Qualifications.”
•Information regarding the members of the Audit Committee is found under the heading “Board Committees – Audit Committee.”

We have adopted a Code of Business Conduct and Ethics (the "Code") for all Company employees, including our Named Executive Officers as determined for our 2024 Proxy Statement. We have also adopted a set of Corporate Governance Guidelines (the "Guidelines") and charters for all of our Board Committees, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. We intend to make all required disclosures regarding any amendment to, or a waiver of, a provision of the Code for senior executive and financial officers as well as any change or amendments to our Guidelines or committee charters by posting such information on our website. The Code, Guidelines and charters are posted on our website, www.hibbett.com under “Investor Relations.” Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Annual Report on Form 10-K.

The information concerning our executive officers required by this Item is included in Part I, Item 1 of this Annual Report on Form 10-K under the heading “Information about our Executive Officers,” which is included therein in accordance with Instruction to Item 401 of Regulation S-K. Each of our executive officers is elected annually.

Item 11. Executive Compensation.

The following information required by this Item is incorporated by reference from the 2024 Proxy Statement:
•Information regarding executive compensation is found under the heading “Compensation Discussion and Analysis (CD&A).”
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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding the stock ownership of directors, executive officers and five percent beneficial owners is found under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement and is incorporated herein by reference.

Index
Equity Compensation Plan Information

The following table provides information on the equity securities of the Company that are authorized for issuance under its equity compensation plans as of February 3, 2024:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	536,913	$40.83	1,921,955
Equity compensation plans not approved by security holders	—	—	—
TOTAL	536,913	$40.83	1,921,955

(1)Includes 38,734 RSUs and 14,555 DSUs that will be awarded at a future date elected by the participant. It also includes 302,492 RSUs that may be awarded if service periods are met and 112,037 PSUs that may be awarded if specified performance targets and service periods are met at an amount higher or lower than target awarded. The weighted average exercise price of outstanding options does not include these awards.

(2)Includes 85,136 shares remaining under our ESPP and 117,324 shares remaining under our Deferred Plan without consideration of shares subject to purchase in the purchasing period ending March 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information regarding related party transactions and director independence required by this Item is found under the headings “Related Person Transactions” and “Our Board of Directors and Corporate Governance Matters-Board Composition-Director Independence” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information regarding principal accountant fees and services required by this Item is found under the headings “Audit Matters-Fees Paid to Independent Registered Public Accounting Firm” and “Audit Matters-Policy on Pre-Approval of Audit and Permissible Non-Audit Services” in the 2024 Proxy Statement and is incorporated herein by reference.
PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)Documents filed as part of this report:

Number	Description	Page
1.	Financial Statements.
	The following Consolidated Financial Statements and Supplementary Data of the Company and Independent Registered Public Accounting Firm’s Report on such Consolidated Financial Statements are included in Part II, Item 8 of this report:

	Report of Independent Registered Public Accounting Firm	43
	Consolidated Balance Sheets as of February 3, 2024 and January 28, 2023	45
	Consolidated Statements of Operations for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022	46
	Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022	47
	Consolidated Statements of Stockholders’ Investment for the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022	48

Index

Number		Description	Page
		Notes to Consolidated Financial Statements	49

2.		Financial Statement Schedules.
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

3.4		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 24, 2021.

Instruments Defining the Rights of Securities Holders
4.1		Form of Common Stock Certificate; incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2021.
4.2		Description of Securities; incorporate herein by reference to Exhibit 4.2 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2023.

Material Contracts
10.1
Membership Interest and Warrant Purchase Agreement; incorporated herein by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2018.

10.2	†	Hibbett, Inc. Amended and Restated Non-Employee Director Equity Plan.
10.3	†
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

Index

Number		Description	Page
10.8	†
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

10.15	†
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
1)      Hibbett Retail, Inc., a Delaware Corporation
2)      City Gear, LLC, a Tennessee Limited Liability Company
3)      Hibbett Digital Management, LLC, an Alabama Limited Liability Company
4)      Gift Card Services, LLC, a Virginia Limited Liability Company
5)      Hibbett Wholesale, Inc., an Alabama Corporation
6) Hibbett Holdings, LLC, an Alabama Limited Liability Company

Consents of Experts and Counsel
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	*	Hibbett, Inc. Clawback Policy

Index

Number		Description	Page
Interactive Data Files
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Annual Report on Form 10-K for the fiscal year ended February 3, 2024, has been formatted in Inline XBRL.

	*	Filed Within
	†	Management Contract or Compensatory Plan or Arrangement

Item 16. Form 10-K Summary.

Not applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT, INC.

Date:	March 25, 2024	By:	/s/ Robert J. Volke
Robert J. Volke SVP and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael E. Longo	Chief Executive Officer, President and Director (Principal Executive Officer)	March 25, 2024
Michael E. Longo

/s/ Robert J. Volke	SVP and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2024
Robert J. Volke

/s/ Anthony F. Crudele	Chairman of the Board	March 25, 2024
Anthony F. Crudele

/s/ Ramesh Chikkala	Director	March 25, 2024
Ramesh Chikkala

/s/ Pamela Edwards	Director	March 25, 2024
Pamela Edwards

/s/ Karen S. Etzkorn	Director	March 25, 2024
Karen S. Etzkorn

/s/ Terrance G. Finley	Director	March 25, 2024
Terrance G. Finley

/s/ Dorlisa K. Flur	Director	March 25, 2024
Dorlisa K. Flur

/s/ James A. Hilt	Director	March 25, 2024
James A. Hilt

/s/ Linda Hubbard	Director	March 25, 2024
Linda Hubbard

/s/ Lorna E. Nagler	Director	March 25, 2024
Lorna E. Nagler