Form 10-K/A
period 2024-02-03
HIBBETT INC
filed 2024-05-29
CIK 1017480

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
The number of shares outstanding of the Registrant’s common stock, as of May 22, 2024, was 11,948,003.

DOCUMENTS INCORPORATED BY REFERENCE
None

HIBBETT, INC.

Index
Introductory Note

Hibbett, Inc. (also referred to herein as “we,” “our,” “us,” “Hibbett” and the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (the "Original Filing") with the Securities and Exchange Commission (the "SEC") on March 25, 2024. We are filing this Amendment No. 1 to the Original Filing (the "Amended Filing") solely for the purpose of including in Part III the information that was to be incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Stockholders, because our definitive proxy statement will not be filed with the SEC within 120 days after our fiscal year ended February 3, 2024. This Amended Filing hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Filing. Additionally, this Amended Filing hereby amends and restates the cover page of the Original Filing to remove the statement that information is being incorporated by reference from our definitive proxy statement.

In addition, as required by Rule 12b-15 under the Securities Act of 1934, as amended, this Amended Filing also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the consolidated financial statements previously filed with the Original Filing. Because no consolidated financial statements have been included in this Amended Filing and this Amended Filing does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S‑K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except for the foregoing amended information or where otherwise noted, this Amended Filing does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events. This Amended Filing should be read in conjunction with the Original Filing.

Cautionary Statement Regarding Forward-Looking Statements

This document contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. They include statements preceded by, followed by or including words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “forecast,” “guidance,” “outlook,” “estimate,” “will,” “may,” “could,” “possible,” “potential,” or other similar words, phrases or expressions. We disclaim any intent or obligation to update any forward-looking statements. these statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from expectations or results projected or implied by forward-looking statements. Risk factors include those described in the Original Filing, including under the captions “Cautionary Statement Regarding Forward-Looking Statements,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” and in our subsequent filings with the SEC.

Index
PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Board of Directors

The Directors of the Company are as follows:

Name	Age	Principal Occupation	Director Since
Ramesh Chikkala	59	Executive Vice Presidend/Chief Operating Officer of Grocery Outlet Holding Corporation	2022
Anthony F. Crudele	67	Chair of the Board; Executive Vice President, Chief Financial Officer and Treasurer of Tractor Supply Company (retired)	2012
Pamela J. Edwards	61	Former Executive Vice President, Chief Financial Officer of Citi Trends	2022
Karen S. Etzkorn	60	Chief Information Officer of Qurate Retail Group	2016
Terrance G. Finley	70	Chief Executive Officer of Books-A-Million, Inc.	2008
Dorlisa K. Flur	59	Senior Advisor and former Chief Strategy and Transformation Officer for Southeastern Grocers, Inc.	2019
James A. Hilt	48	Chief Executive Officer of Asset Marketing Services	2017
Linda Hubbard	64	President and Chief Executive Officer of Carhartt, Inc.	2021
Michael E. Longo	62	President and Chief Executive Officer of Hibbett, Inc.	2019
Lorna E. Nagler	67	Former President of Bealls Department Stores, Inc.	2019

Ramesh Chikkala Director since May 2022
Mr. Chikkala holds a Master of Science degree in Industrial and Systems Engineering from Ohio University at Athens, a Master of Business Administration degree from the University of Mumbai in Maharashtra, India and a Bachelor of Science in Electrical Engineering degree from Osmania University in Andhra Pradesh, India. Mr. Chikkala is currently Executive Vice President/Chief Operating Officer of Grocery Outlet Holding Corporation since January 2024. Formerly, he served as a senior advisor to the operations/supply chain practice at Kearney, Inc. and served as adjunct faculty at UNC Charlotte, where he taught the core operations management course. Mr. Chikkala previously worked for Walmart, Inc. from 2006 through 2019 in areas of increasing responsibility with his most recent role as Senior Vice President, Global Supply Chain (Omnichannel) and Food Manufacturing from 2013 to 2019. He served as Senior Vice President, Information Technology, from 2006 through 2013. In addition, he has held senior positions in multiple functions at retailers including the Family Dollar Stores, Gap, Inc. and Food Lion. Mr. Chikkala also serves on an advisory board for Vorto, an AI powered supply chain technology company.

His experience in supply chain operations, information technology and store operations in publicly-traded companies brings significant expertise to our Board of Directors ("Board") in supply chain strategy and management.

Member of the Audit Committee.

Index

Anthony F. Crudele Director since May 2012
Anthony F. Crudele holds a Bachelor of Business Administration degree in Accounting from the University of Notre Dame. He served as the Executive Vice President, Chief Financial Officer and Treasurer of Tractor Supply Company from May 2007 through February 2017 and previously served as their Senior Vice President, Chief Financial Officer and Treasurer since joining the company in September 2005. Prior to that time, he served as Executive Vice President and Chief Financial Officer of Gibson Guitar from 2003 to 2005; as Executive Vice President and Chief Financial Officer of Xcelerate Corp from 2000 to 2003; and in senior financial roles at The Sports Authority from 1989 to 1999, including Senior Vice President and Chief Financial Officer from 1996 to 1999.

Mr. Crudele is a certified public accountant (inactive) and began his career in 1978, spending the majority of his public accounting tenure at the international accounting firm of Price Waterhouse. Mr. Crudele currently sits on the Advisory Board of Directors of the privately held retailer Northern Tool & Equipment and serves on its Audit Committee. He previously sat on the Board of Directors and served on the Audit Committee of Tuesday Morning, a publicly traded retailer, from January 2021 until September 2022.

His past positions as Chief Financial Officer of publicly-traded retail companies bring insight of retail operations and strategies. He qualifies as an “audit committee financial expert” within the meaning of applicable regulations of the SEC pursuant to the Sarbanes-Oxley Act of 2002, as amended (“SOX”).”

Board Chair
Member of the Nominating and Corporate Governance Committee
Non-voting Member of the Audit and Compensation Committees

Pamela J. Edwards Director since June 2022
Pamela J. Edwards holds an MBA from the Fuqua School of Business at Duke University and a Bachelor of Science degree in Finance from Florida A&M University. She was most recently with Citi Trends as its Executive Vice President and Chief Financial Officer from January 2021 to April 2022. Prior to her retirement from Citi Trends, she was with L Brands Inc., as the Chief Financial Officer and Executive President for its Mast Global division from 2017 to 2020, as the Chief Financial Officer of its Victoria’s Secret division from 2007 to 2017, and as the Chief Financial Officer of its Express division from 2005 to 2007. Prior to L Brands Inc., Ms. Edwards worked in various business and financial planning roles at Gap/Old Navy, Sears Roebuck and Kraft Foods. She currently serves on the Board of Directors of Neiman Marcus Group, LLC, where she is Chair of the Audit Committee and also serves on the Board of Directors of The Azek Company.

Her extensive background brings valuable perspective and expertise to our Board and Audit Committee. Ms. Edwards qualifies as an “audit committee financial expert” within the meaning of applicable regulations of the SEC pursuant to SOX. Ms. Edwards is also NACD Directorship Certified®.

Member of the Audit Committee

Index

Karen S. Etzkorn Director since November 2016
Ms. Etzkorn holds a Bachelor of Science degree in Business Administration from Ohio State University. She served as Chief Information Officer and Executive Vice President at HSNi since January 2013 and was appointed the role of Chief Information Officer at Qurate Retail Group (QVC Group - HSNi’s parent company) in December 2017. Prior to that time, she served as Senior Vice President and Chief Information Officer at Ascena Retail, Inc. and Tween Brands, Inc. from January 2008 to September 2012. In addition, she has held senior positions at retailers including The Home Depot, Williams-Sonoma, Gap, Inc. and Limited, Inc. Ms. Etzkorn currently serves on the Board of Directors of the American Cancer Society, Inc. as Chair of the Technology Committee and a member of the Audit Committee.

Ms. Etzkorn provides a unique knowledge base to our Board by offering strong technology and cybersecurity expertise combined with overall retail understanding.

Member of the Audit Committee
Member of the Compensation Committee

Terrance G. Finley Director since March 2008
Mr. Finley holds a Bachelor of Arts degree in Political Science and Communications from Auburn University. Mr. Finley is currently Chief Executive Officer of Books-A-Million, Inc., where he has worked as President and Chief Operating Officer, Executive Vice President – Chief Merchandising Officer and in various positions within the merchandising group since 1993. His current responsibilities include all the company’s store operations, merchandising, marketing, publishing, import and Internet activities. A veteran of the book industry for over 45 years, Mr. Finley has led several of Books-A-Million’s business units, including the launching of its e-commerce effort.

His strong experience in retail store operations, merchandising and marketing are complimentary to the operations of our Company.

Member of the Compensation Committee
Member of the Nominating and Corporate Governance Committee

Dorlisa K. Flur Director since July 2019
Ms. Flur holds a Master of Business Administration from the Fuqua School of Business at Duke University as well as a Bachelor of Science in Computer Science and Economics from Duke. Ms. Flur is currently an independent senior advisor and was previously Chief Strategy and Transformation Officer at Southeastern Grocers, Inc. from 2016 until July 2018. From 2013 to 2016, Ms. Flur was Executive Vice President, Omni-channel at Belk, Inc. Prior to Belk, Ms. Flur held several executive and strategic leadership roles at Family Dollar Stores, Inc. from 2004 to 2012, rising to Vice Chair, Strategy and Chief Administrative Officer. She earlier honed her strategic skill set with 16 years at McKinsey and Company, Inc. Additionally, she serves on the Board of Directors of Sally Beauty Holdings, Inc. and serves on their Audit Committee, Nominating, Governance and Corporate Responsibility Committee and served on their Compensation and Talent Committee until February 2023. She also serves on the Board of Directors of United States Cold Storage, Inc., a wholly owned subsidiary of London, England based Swire & Sons, Inc. and BlueCross and BlueShield of North Carolina, Inc.

Ms. Flur brings a key skill set to our Board through her McKinsey background and C-level positions, having managed nearly every line-operating function at several public and private retail companies. She is a Board Leadership Fellow of the National Association of Corporate Directors and is NACD Directorship Certified®.

Chair of the Nominating and Corporate Governance Committee
Member of the Compensation Committee

Index

James A. Hilt Director since August 2017
James A. Hilt holds a Bachelor of Arts Degree in Political Science from the University of Minnesota. He is currently the Chief Executive Officer of Asset Marketing Services, a large e-commerce and direct marketing platform for coin enthusiasts and collectors, since March 2023. Previously, as of March 2019, he was President of Shutterfly, Inc. Prior to joining Shutterfly, he served as Executive Vice President and Chief Customer Experience Officer at Express Inc. from April 2018 through March 2019. Mr. Hilt joined Express in February 2014 as Senior Vice President of e-Commerce and served as their Executive Vice President, Chief Marketing Officer from March 2015 to April 2018. Prior to joining Express, he was Vice President of eBooks and Managing Director, International at Barnes & Noble, Inc. Earlier in his career, Mr. Hilt held several executive positions at Sears Holdings Corporation, the parent company of Sears Roebuck and Co. and Kmart Corporation. Before Sears, he was a Director of Global Marketing at SAP and held several senior positions at IBM.

Mr. Hilt’s strong experience in retail and background in the customer digital experience brings insight for optimizing our long-term omni-channel strategies.

Member of the Compensation Committee

Linda Hubbard Director since May 2021
Ms. Hubbard holds a Bachelor of Arts degree from Michigan State University in Accounting. Since 2013, Ms. Hubbard has served as the President and Chief Operating Officer of Carhartt, Inc., an apparel manufacturer, wholesaler and retailer which manufactures Carhartt-branded products that are sourced and sold globally. In April 2024, Ms. Hubbard’s title at Carhartt changed to President and Chief Executive Officer. Ms. Hubbard also serves as Secretary/Treasurer/Director on Carhartt’s Board of Directors. She joined Carhartt in 2002 as their Chief Financial Officer. Prior to joining Carhartt, Ms. Hubbard was an audit partner at Plante Moran, one of the nation’s largest certified public accounting and business advisory firms and worked for the firm from 1982 through 2002. In addition, she currently serves on the Board of Directors of the Federal Reserve Bank of Chicago where she serves on the Board’s Executive Committee, Audit Committee and Governance and Human Resources Committee. In 2022, Ms. Hubbard served as Chair on the Board of Directors of the Federal Reserve Bank of Chicago/Detroit Branch. Ms. Hubbard has served on the Bank’s Board since 2017 and her term expires in 2024. Ms. Hubbard is a certified public accountant and Chartered Global Management Accountant.

Her broad skill set brings the vendor’s perspective to our Company’s retail experience, as well as strong sourcing and logistic disciplines. Her work on the Board of the Federal Reserve Bank brings a different business and geographic perspective to our Board. She qualifies as an “audit committee financial expert" within the meaning of applicable regulations of the SEC pursuant to the SOX.

Chair of the Audit Committee

Michael E. Longo Director since December 2019
Mr. Longo holds a Bachelor of Science degree in Engineering from the United States Military Academy and an MBA from Harvard University. He joined the Company as Chief Executive Officer and President in December 2019. Formerly, he served as Chief Executive Officer of City Gear, LLC from October 2006 to November 2018, where he oversaw the successful acquisition of City Gear in 2018 by Hibbett Sporting Goods, Inc. (n/k/a Hibbett Retail, Inc.). Prior to City Gear, he worked in positions of increasing responsibility and leadership with AutoZone, Inc. starting as a manager in 1992, promoted to Vice President of Supply Chain in 1996 and later to Executive Vice President of Supply Chain, IT, Development, Mexico in 2005. Additionally, Mr. Longo serves on the Board of Directors of the Federal Reserve Bank of Atlanta.

Mr. Longo is a non-independent Director of our Board.

Index

Lorna E. Nagler Director since July 2019
Ms. Nagler holds a Bachelor of Science degree in Retail from the University of Wisconsin. Ms. Nagler brings close to 40 years of experience in the retail industry and served as President of Bealls Department Stores, Inc. from January 2011 to February 2016. Prior to that time, she served as President and Chief Executive Officer of Christopher & Banks Corporation from 2007 to 2010. From 2002 to 2007, she served in several leadership roles at Charming Shoppes, including President of Lane Bryant and President of Catherine Stores. She also held merchandising leadership roles at Kmart Corporation and Kids “R” Us between 1994 and 2001. Additionally, Ms. Nagler currently serves as the Chair of the Board of Directors of Ulta Beauty, a Fortune 500 Company, since 2009, and formerly served on the Board of Directors of Christopher & Banks Corporation as a member of their Audit, Compensation and Governance committees. Ms. Nagler is also on the Board of the University of Wisconsin Foundation and Alumni Association where she sits on the Audit Committee.

With years of experience as a senior level executive in a wide variety of retail companies, including as President and Chief Executive Officer of a public retail company, Ms. Nagler provides considerable expertise on strategic, management and operational issues facing a multi-state retailer.

Chair of the Compensation Committee
Member of the Nominating and Corporate Governance Committee

Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, information concerning our executive officers is included in Part I of the Original Filing, under the caption "Information about our Executive Officers."

Corporate Governance

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires our Directors, certain of our officers, and persons who beneficially own more than 10% of the Company’s common stock to file reports of stock ownership and changes in ownership (Forms 3, 4 and 5) in Hibbett, Inc. shares with the SEC. Based solely upon a review of copies of Forms 3, 4 and 5 for the fiscal year ended February 3, 2024, we believe that all our executive officers, Directors, greater than 10% beneficial owners, and other Section 16 officers complied with all filing requirements on a timely basis, except for the Form 4’s filed by Ronald Blahnik, the Company's Senior Vice President and Chief Information Officer, on September 28, 2023, which were inadvertently filed late due to administrative oversight.

Policies on Business Ethics and Conduct

Our Board has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) for all our employees, executive officers and Directors. A copy of the Code of Conduct may be viewed at our corporate website, hibbett.com, under the heading “Investor Relations.” The contents of any amendments to the Code of Conduct are also displayed on our website in lieu of filing them on Form 8-K. In addition, a printed copy of our Code of Conduct will be provided to any stockholder upon request submitted to Investor Relations at our address; 2700 Milan Court, Birmingham, Alabama 35211. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this Amended Filing.

The Code of Conduct is intended to focus on areas of ethical and material risk and to help us recognize and deal with ethical issues, provide mechanisms to report unethical conduct and foster a culture of honesty, integrity and accountability.

All of our employees, including our Chief Executive Officer and Chief Financial and Principal Accounting Officer, are required by our policies on business conduct to ensure that our business is conducted in a consistent legal and ethical manner. These policies form the foundation of a comprehensive process that includes compliance with all corporate policies and procedures, an open relationship among colleagues that contributes to good business conduct and the high integrity level of our employees. Our policies and procedures cover all areas of professional conduct, including employment policies, conflicts of interest, intellectual property and protection of confidential information and insider trading, as well as strict adherence to all laws and regulations applicable to our business. We offer online courses in business ethics and, from time to time, conduct business ethics seminars in-house.

Index
Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of our policies and procedures. SOX requires audit committees to have procedures to receive, retain and treat complaints received regarding accounting, internal controls over financial reporting or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting and auditing matters. We have such procedures in place. In addition, we require employees to report to the appropriate internal contacts evidence of any actual, potential or suspected material violation of state or federal law or breach of fiduciary duty by us or any of our executive officers, Directors, employees or agents.

Board Committees

The Board has established an Audit Committee, a Nominating and Corporate Governance Committee (“NCG Committee”) and a Compensation Committee. The memberships and functions of these committees are set forth below. The Board has no standing Executive Committee.

Copies of the each committee's charter is available on our website at hibbett.com under the heading “Investor Relations”. In addition, a printed copy of the charters will be provided to any stockholder upon request submitted to Investor Relations at our address listed elsewhere in this Amended Filing.

The following table below provides membership and meeting information for each of the Board Committees for the fiscal year ended February 3, 2024 ("Fiscal 2024").

Director	Audit Committee	Compensation Committee	NCG Committee
Ramesh Chikkala	✓
Anthony F. Crudele (Independent Board Chair)			✓
Pamela J. Edwards	✓
Karen S. Etzkorn	✓	✓
Terrance G. Finley		✓	✓
Dorlisa K. Flur(1)		✓	■
James A. Hilt		✓
Linda Hubbard	■
Michael E. Longo
Lorna E. Nagler		■	✓
TOTAL MEETINGS HELD IN FISCAL 2024	8	7	4
■ Chair ✓ Member

Mr. Crudele sits on the Audit and Compensation Committees as a non-voting member. Michael E. Longo is the only non-independent Director on the Board and does not serve on any committee.

(1) Ms. Flur served on the Audit Committee through May 2023, when she was appointed to the Compensation Committee.

Index

Chair:
Linda Hubbard*

Current Members:
Ramesh Chikkala
Pamela J. Edwards*
Karen S. Etzkorn

All members are “financially literate”

* Member meets the SEC’s definition of an “audit committee financial expert.”

No member of the Audit Committee serves on the audit committees of more than two other publicly- traded companies.

The Audit Committee meets in executive session with our independent registered public accounting firm at least once quarterly.
AUDIT COMMITTEE
Overview of Duties and Responsibilities

–Review and discuss with management and the independent registered public accounting firm matters related to interim quarterly and annual SEC compliance reporting, as well as the accounting principles and policies applied;
–Oversee the accounting and financial reporting process, including the adequacy and quality of the annual audit process and the performance and independence of the independent registered public accounting firm;
–Review and assess the internal control structure over financial reporting including: (i) the adequacy and effectiveness of internal controls over data security programs such as cybersecurity procedures regarding disaster recovery and critical business continuity; (ii) the adequacy of management’s periodic assessments of the data privacy program; and (iii) relevant ESG sustainability metrics and attestations associated with these metrics, periodically providing recommendations and reports to the NCG Committee and the Board on such topics
–Appoint and compensate our independent registered public accounting firm, as well as pre-approve all auditing services and permitted non-auditing services performed by the firm;
–Retain independent counsel, accountants or others, as necessary, to advise the Audit Committee or assist in the conduct of an investigation;
–Review and assess compliance with laws and regulations, loan covenants, legal matters, including securities trading practices, tax matters and regulatory or governmental findings which raise material issues regarding our financial statements or accounting policies;
–Review and assess our Code of Business Conduct and Ethics, (i) ensuring there are policies in place to report concerns and to protect those who may raise concerns; and (ii) discussing risk assessments from management with respect to data protection and cybersecurity matters;
–Review and approve all related-party transactions; and
–Evaluate the Audit Committees’ performance and reviews the Committee’s charter on an annual basis.

Under the terms of its charter, the Audit Committee meets no less than four times annually and reviews the Company’s financial performance at least quarterly. The Audit Committee met eight times in Fiscal 2024. Periodic meetings are also held separately with management and the independent registered public accounting firm to review accounting matters and disclosures in our SEC periodic filings.

The Audit Committee represents and assists the Board with the oversight of the integrity of our financial statements and internal controls, our compliance with legal and regulatory requirements, the independent registered public accounting firm’s qualifications and independence, our Enterprise Risk Management (“ERM”) program, the performance of our internal audit function and the performance of the independent registered public accounting firm.

Index

Chair:
Lorna E. Nagler

Current Members:
Karen S. Etzkorn
Terrance G. Finley
Dorlisa K. Flur
James A. Hilt

The Compensation Committee meets in executive session without management for a portion of each quarterly meeting.

The Compensation Committee has the authority to retain and has retained outside consultants to benchmark executive compensation.
COMPENSATION COMMITTEE
Overview of Duties and Responsibilities

–Establish, oversee, review and approve executive compensation programs, benefits, philosophies, policies and practices;
–Develop guidelines and review the structure and competitiveness of our executive officer compensation programs, with a focus on providing compensation opportunities that attract, retain and motivate talented key executives;
–Oversee an evaluation of the performance of our Chief Executive Officer and other executive officers;
–Recommend incentive compensation plans and equity-based plans to the Board, establish equity granting policies, establish stock ownership guidelines for our officers and monitor stock ownership of such officers;
–Recommend the compensation of the Chief Executive Officer and other executive officers to the Board, as well as any employment agreements and severance arrangements to the Board for the Chief Executive Officer and other executive officers;
–Support the Board’s oversight of risk management by addressing risks inherent in matters under the Audit Committee’s purview, including executive compensation, incentive plans and succession plans;
–Develop, review and recommend to the Board a management succession plan;
–Develop and evaluate potential candidates for executive positions, typically with management’s input, and recommend to the Board any changes to any candidates;
–Oversee and advise the NCG Committee and the Board regarding our human capital management strategies and policies, including diversity, equality and inclusion initiatives, workplace culture and employee relations, and attracting, developing, retaining and motivating leadership and colleagues;
–Monitor compliance with the requirements under the SOX relating to the prohibition on loans to directors and officers, as well as other laws affecting employee compensation and benefits;
–Develop and recommend to the Board policies for the recovery or clawback of erroneously paid compensation, including determining the extent to which incentive-based compensation of any current or former employees should be recouped or forfeited;
–Oversee the Company’s compliance with SEC rules and regulations regarding stockholder approval of certain executive compensation matters, including producing and publishing a Compensation Committee report on executive compensation as required by the rules of the SEC to be included in the Company’s annual filings; and
–Evaluate the Compensation Committee’s performance and the Committee’s charter on an annual basis.

Under the terms of its charter, the Compensation Committee is directly responsible for establishing compensation policies for our executive officers. The Compensation Committee met seven times in Fiscal 2024.

The Compensation Committee may, in its sole discretion, obtain the advice of any compensation consultant, legal counsel or other advisor to assist in the evaluation of the compensation of our Chief Executive Officer and other elected executive officers. In employing external advisors, the Compensation Committee considers independence factors required by the Nasdaq Global Select Market ("Nasdaq") and the Exchange Act. In addition, the Compensation Committee may obtain assistance and resources from Company employees as it deems necessary, to carry out its responsibilities under its charter.

Index

Chair:
Dorlisa K. Flur

Current Members:
Anthony F. Crudele
Terrance G. Finley
Lorna E. Nagler

The NCG Committee reviews, assesses and provides committee-level oversight with respect to our principles, programs and practices relating to environmental, social and governance (“ESG”) responsibility.

The NCG Committee utilizes a forward-looking approach to board succession that focuses on priority capability gaps and diverse sources when seeking a next candidate appointment.
NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
Overview of Duties and Responsibilities

–Establish criteria for the selection of directors, identify qualified individuals qualified to become Board members and properly recommend them to our stockholders, recommend selected nominees to the Board to stand for election or appointment to fill vacancies and recommend nomination procedure processes;
–Conduct annual performance self-evaluations of the corporate governance and nominating functions of the NCG Committee, establish processes for the Board’s annual performance self-evaluation, conduct biannual reviews of each director on the Board and review requests by any executive officer or director to serve on the board of directors of any other publicly-traded company;
–Review and recommend to the Board with respect to the size, composition, independence, processes and practices of the Board and its standing committees;
–Annually review the structure of the Board, including whether a classified board structure continues to be appropriate for the Company;
–Recommend to the Board the number of standing/temporary committees and the duties and responsibilities for each;
–Recommend committee assignments to the Board, including rotation or reassignment of any chair or committee member;
–Recommend policies and provide committee-level oversight with respect to director compensation (including equity) and equity ownership guidelines for independent Board members, in line with the Company’s overall strategies for risk management and monitor independent Board member equity ownership;
–Monitor developments in the regulation and practice of corporate governance, including Nasdaq standards and SEC regulations, and make recommendations to the Board on all matters of corporate governance, including review and assessment of the adequacy of our Corporate Governance Guidelines;
–Periodically review ESG reports and provide recommendations and guidance to the Board, other committees of the Board and management on these topics;
–Establish procedures for communicating with stockholders and recommend to the Board actions to be taken, where appropriate; and
–Assist management in the preparation of the disclosure in our Proxy Statement and other documents filed with the SEC regarding Director independence and the operations of the NCG Committee.

The NCG Committee is authorized to exercise oversight with respect to the nomination of candidates for the Board in such a fashion as determined from time to time by the Board. Under the terms of its charter, the NCG Committee meets at least one time annually, and met four times in Fiscal 2024.

The NCG Committee’s purpose is to advise the Board on the composition, organization, effectiveness and compensation of the Board and its committees and on other issues relating to the Company’s corporate governance. The NCG Committee’s duties and responsibilities primarily relate to director nominations, Board and Committee effectiveness, Board structure and Director compensation, corporate governance and stockholder communications and disclosure.

The NCG Committee has written policies in place for accepting Director nominations from stockholders and identifying nominees for Director as well as minimum qualifications for Director nominees.

Item 11. Executive Compensation.

Compensation Committee Report

The Compensation Discussion and Analysis (the “CD&A”) included in this Amended Filing is intended to provide our stockholders with information about our compensation philosophy and to understand our rationale and decision-making process concerning our compensation practices with respect to our named executive officers ("NEOs") through clearly communicated narratives and tables.

The CD&A should be read in conjunction with the Summary Compensation Table, related tables and narrative disclosures contained within. We have reviewed the CD&A included in this Amended Filing and discussed it with management. In reliance

Index
on such reviews and discussions, the Compensation Committee recommended to the Board that the CD&A following this report be included in this Amended Filing for the fiscal year ended February 3, 2024.

Submitted by the members of the Compensation Committee of the Board:

Lorna E. Nagler, Chair,
Karen S. Etzkorn, Terrance G. Finley, Dorlisa K. Flur and James A. Hilt

The Compensation Committee report does not constitute soliciting material and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates the Compensation Committee report by reference therein.

Compensation Risk Assessment

As part of our overall business risk assessment, we conduct an assessment of our compensation plans and measures to evaluate whether the plans may cause the Board, executives, managers and/or all employees to act in an undesired manner inconsistent with Company objectives, strategies and ethical standards and with prudent business practices. The Compensation Committee supports the Board’s oversight of risk management by addressing risks inherent in matters under the Compensation Committee’s purview, including executive compensation, incentive plans and succession planning.

We present and discuss the findings of the risk assessment with the Audit Committee on an annual basis. Based upon the assessment and discussions with the Audit Committee, we believe that our compensation policies and practices do not encourage excessive or unnecessary risk-taking and are not reasonably likely to have a material adverse effect on the Company.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is a current or former officer of the Company or any of our subsidiaries. In addition, none of the members of the Compensation Committee has or had any relationship with the Company during Fiscal 2024 that requires disclosure in accordance with the applicable SEC rules relating to compensation committee interlocks and insider participation.

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

This CD&A describes our executive compensation program, including a discussion of our compensation objectives and philosophy and the material elements of the program. The discussion is focused on our NEOs for Fiscal 2024, who were:

Named Executive Officer	Title
Michael E. Longo	President, Chief Executive Officer and Director
Robert J. Volke	Senior Vice President and Chief Financial Officer
Jared S. Briskin	Executive Vice President, Merchandising
William G. Quinn	Senior Vice President, Marketing and Digital
Benjamin A. Knighten	Senior Vice President, Store Operations

Fiscal 2024 Compensation Highlights

The primary objectives of our executive compensation program in Fiscal 2024 were to provide compensation that:
•attracts and retains highly qualified executive officers and motivates them to deliver a consistently high level of performance;
•aligns the economic interests of our executive officers with those of our stockholders by placing a portion of their compensation at risk through performance goals that, if achieved, are expected to increase total stockholder return;
•rewards performance that emphasizes teamwork among executive officers, that supports healthy Company growth and that supports the Company’s values by promoting a culture of integrity, business ethics and customer service; and
•rewards execution of short-term and long-term strategic initiatives.

We believe the compensation earned by our NEOs appropriately reflects our financial results in Fiscal 2024, particularly their variable or at risk compensation. The performance and pay results are strong indicators that our business strategy and

Index
compensation philosophies are appropriately synchronized.

In Fiscal 2024, the Compensation Committee structured the total compensation program for executives to consist of:
•base salary,
•performance-based cash bonus,
•performance-based equity awards,
•service-based equity awards, and
•certain other benefits discussed in more detail later in this document.

Our compensation philosophy has been consistently applied by the Compensation Committee for several years. The Compensation Committee believes that a majority of the total compensation opportunity for executives should be variable or at risk with the majority allocated to cash bonuses and equity awards that are contingent on the achievement of predetermined performance measures in order to align compensation with the interests of stockholders. Performance measures for management are based on Company-wide targets, with a greater emphasis for more senior personnel.

Each year, we seek to mitigate compensation-related risk through:
•an annual enterprise-wide risk assessment, which includes compensation;
•a clawback policy for NEOs and other executives covering both cash incentive and equity compensation;
•stock ownership guidelines for all NEOs and Directors;
•no guaranteed bonuses; and
•an anti-hedging policy applicable to all Directors, executive officers and certain employees.

Total Compensation Program Objectives and Philosophy

Individual compensation levels are based on the duties and responsibilities assumed by each NEO, individual performance, tenure and the attainment of Company goals. The Compensation Committee considers compensation levels of comparable executives at peer companies to ensure basic compensation competitiveness but does not benchmark NEO compensation to particular executive compensation percentiles at peer group companies.

Our NEOs are accountable for the performance of the Company and the function they manage and are compensated based on that performance. NEOs are rewarded when defined performance objectives are achieved and value is created for our stockholders. The Compensation Committee has decided to base the majority of performance-based compensation, including equity awards, on the achievement of Company goals, with the exception of any newly-hired executive whose initial bonus and equity are typically based solely on service, particularly if they are appointed later in the fiscal year. The Compensation Committee’s philosophy is that a higher percentage of pay dependent on our performance promotes stockholder value creation by aligning executive compensation with revenue and net income growth.

Long-term compensation for NEOs consists of equity awards such as restricted stock units (“RSUs”). In determining equity awards, the Compensation Committee endeavors to create a balance that reinforces the “pay-for-performance” philosophy while encouraging share ownership and retention. The Compensation Committee has currently opted to award only RSUs in the annual employee award, which includes our NEOs.

Historically, the majority of awards to our NEOs contain performance and service criteria set by the Compensation Committee that must be achieved in order to be earned. The awarding of performance share units ("PSUs") is designed to align stockholder and management interests through incentives that encourage the highest level of corporate governance and focus on rewarding our executives for increased Company value and financial results over the long-term, without encouraging excessive or unnecessary risk-taking. The remainder of RSU awards to our NEOs are service-based and vest over a three-year period. The service-based awards encourage share ownership and retention of key employees. The form and composition of equity awards, as well as other elements of compensation, may be adjusted in the future as our compensation philosophy evolves. RSU awards to our employees, excluding our NEOs, are service-based only.

Advisory Vote on Executive Compensation

At our annual meeting in May 2023, we held a stockholder advisory vote on the compensation of our NEOs, commonly referred to as a “say-on-pay” vote. In our say-on-pay vote, approximately 93.9% of the stockholder votes were cast in favor of the say-on-pay resolution. As the Compensation Committee reviewed our compensation practices, it was mindful of the level of support our stockholders had previously expressed for our compensation programs, including our “pay-for-performance” philosophy.

Index
Role of Our Compensation Committee

The Compensation Committee approves all cash and equity-based compensation to our executive officers, including the Chief Executive Officer. Prior to approving such compensation, the Compensation Committee oversees the performance evaluations of our Chief Executive Officer and other executive officers. The Compensation Committee reviews the compensation of the Chief Executive Officer in light of his performance evaluation and, following discussions with him where it deems appropriate, establishes his compensation. Our Compensation Committee also administers the Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”) and approves all equity grants to executive officers.

The Compensation Committee recognizes the importance of maintaining sound principles for the development and administration of compensation and benefit programs and has taken steps to significantly enhance the Compensation Committee’s ability to effectively carry out its responsibilities as well as ensure that we maintain strong links between executive pay and Company performance. The Compensation Committee actively and consistently:
•holds executive sessions without the presence of management;
•reviews and implements a compensation structure for our NEOs;
•considers succession plans and strategies for our NEOs, as well as other key employees; and
•monitors stock ownership of our NEOs.

The Compensation Committee’s charter reflects these and other responsibilities, and the Compensation Committee and the Board periodically review and revise the Compensation Committee charter. The NCG Committee recommends the Compensation Committee’s membership.

Role of Executive Officers in Compensation Decisions

For Fiscal 2024, Ms. Nagler, Chair of our Compensation Committee, with Board participation, reviewed the performance of our Chief Executive Officer and evaluated with the Compensation Committee, while Mr. Longo, our Chief Executive Officer and President, reviewed the performance of the other NEOs with the Compensation Committee. Recommendations for base pay, as well as for percent of base pay for bonus and equity awards, were made accordingly with respect to executive compensation for NEOs. The Compensation Committee generally approves the recommendations with minor adjustments. As prescribed in the Company’s Statement of Employee Equity Grant Practices (the “EGP”), the Compensation Committee conducts these reviews within 90 calendar days of the Company’s fiscal year end. The only other role NEOs have in the determination of executive compensation is in the recommendation of the annual Company budget from which performance levels are based for incentive bonuses and performance-based equity awards. The annual Company budget is presented by management to the Audit Committee for review and the full Board for approval.

Role of Compensation Consultants

Throughout Fiscal 2024, the Compensation Committee engaged Compensation Advisory Partners (“CAPs”), an independent compensation consultant, to review the competitiveness of our compensation program for executives. The scope of the engagement included an analysis of our executive compensation program, including equity grant practices, against our peers and an analysis of our peer group. CAPs role was limited to consulting on any broad-based plan that does not discriminate in scope, terms or operation in favor of executive officers or directors of the company, and that is generally available to all salaried employees. The Compensation Committee utilizes CAPs’ services on a regular basis to monitor best practices and trends in executive compensation.

After review and consultation with CAPs, the Compensation Committee determined that CAPs is independent, and therefore there is not a conflict of interest resulting from retaining CAPs currently or in Fiscal 2024. In reaching these conclusions, the Compensation Committee considered the factors set forth in the SEC rules and Nasdaq Stock Market LLC Listing Rules (the “Nasdaq Listing Rules”).

Our Company counsel also provides feedback from time to time, particularly on matters related to our equity plans, change of control agreements and severance agreements.

Peer Groups, Annual Benchmarking and Survey Data

The Compensation Committee evaluates our executive compensation practices and financial performance by reference to a peer group. The peer group is a group of companies which would be considered peers for executive talent purposes and is similar to us in terms of size, industry and/or scope of operations. Due to the limited number of companies directly similar in size, we include

Index
companies that are both somewhat smaller and somewhat larger than us, particularly companies from which we could recruit executive talent. With the assistance of CAPs, the Compensation Committee periodically reviews the companies comprising the peer group and revises the group as it deems appropriate to reflect applicable changes within the industry.

For Fiscal 2024, we reviewed our senior executive compensation relative to the peer group with supplemental data from published market surveys provided by CAPs. The Compensation Committee used the reporting provided to evaluate whether the executive compensation levels, including base salary and incentive payouts, were within industry norms and our business strategy. Data from the peer group was supplemented with broad-based compensation survey data to develop a comprehensive view of the competitive market. The Compensation Committee believes that use of this survey data is an important element of our compensation evaluation. Compensation survey data includes companies comparable to us in terms of size and scale from the broader retail industry that influence the competitive market for executive compensation levels.

The following is a list of the companies which were most often used by the Compensation Committee in Fiscal 2024 when evaluating our executive compensation:

Company	Ticker	Company	Ticker
Academy Sports & Outdoors, Inc.	ASO	Genesco, Inc.	GCO
Big 5 Sporting Goods Corp	BGFV	Haverty Furniture Companies Inc.	HVT
Boot Barn Holdings, Inc.	BOOT	Lumber Liquidators Holdings, Inc.	LL
Buckle Inc.	BKE	Marinemax Inc.	HZO
Cato Corp	CATO	Shoe Carnival Inc.	SCVL
Chicos FAS Inc.	CHS	Sportsman’s Warehouse Holdings, Inc.	SPWH
Citi Trends Inc.	CTRN	The Children’s Place, Inc.	PLCE
Express, Inc.	EXPRQ	Tilly’s, Inc.	TLYS
Five Below, Inc.	FIVE	Zumiez, Inc.	ZUMZ
Foot Locker, Inc.	FL

While the Compensation Committee does not directly benchmark NEO compensation to the comparable executive compensation at these peer companies, it does consider general competitiveness of the total compensation of our NEOs compared to similarly situated executive officers. The Compensation Committee has adopted a philosophy of targeting overall compensation levels that are competitive with market median, while factors such as length of time in the position, performance in the role, overall corporate performance and retention concerns ultimately influence decisions and individual positioning relative to market.

Compensation Program Principles

Our Compensation Committee uses the following principles to implement our compensation philosophy and achieve our executive compensation program objectives:
•Pay-for-performance. A significant portion of the total compensation of our executive officers is composed of annual and long-term incentive payments that are earned upon achievement of financial results that contribute to total stockholder return.
•Reward long-term growth and sustained profitability. Historically, the majority of equity awards were based on a combination of short-term and long-term financial goals. Beginning in the fiscal year ended January 29, 2022 ("Fiscal 2022"), the majority of equity awards have been based solely on long-term financial goals. These awards require sustained financial performance to deliver significant value and encourage our executive officers to execute strategic initiatives and deliver continued growth over an extended period of time.
•Share ownership and retention. While the performance-based equity awards also contain a service condition, a portion of equity awards are intended solely to encourage retention and ownership in the Company.
•Standard benefits and limited perquisites. We provide standard employee benefits and very limited perquisites or other forms of compensation to our NEOs. Any perquisites received are generally available to other levels of management and employees. We believe our compensation program provides adequate financial opportunities to our executive officers to the extent that extra benefits and perquisites are not required to attract and retain such executives.

Index
Elements of our Compensation Program for Fiscal 2024

Compensation Element	Objective	Type and Form of Compensation
Base Salary	To provide a minimum, fixed level of cash compensation for executive officers	Not at risk; Annual cash compensation
Stock Unit Awards	To provide a minimum, fixed level of equity compensation for executive officers	Not at risk; Long-term service- based compensation
Short-Term Incentive (Cash Bonus)	To encourage and reward executive officers for achieving annual Company performance goals	At risk; Annual performance compensation
Long-Term Incentive (Equity Awards)	To motivate and retain executive officers and align their interest with stockholders through performance-based RSUs based on long-term financial goals	At risk; Long-term performance compensation
Employee Benefits	To promote health, well-being and financial security of employees, including executive officers	Not at risk; Annual indirect compensation

Annual Cash Compensation

Base Salary

Base salaries are the foundation of our executive compensation program. They provide a fixed, baseline level of cash compensation based on each executive officer’s position, experience, level of responsibility, individual job performance, contributions to the Company’s corporate performance, job tenure and future performance. Base salary levels also impact amounts paid under other elements of our executive compensation program, including short-term incentives and equity awards.

The base salaries for our NEOs in Fiscal 2024, the fiscal year ended January 28, 2023("Fiscal 2023") and Fiscal 2022 were:

NEO	Fiscal 2024	Fiscal 2023	Fiscal 2022
Mr. Longo	$900,000	$850,000	$700,000
Mr. Volke	$415,000	$385,000	$360,000
Mr. Briskin(1)	$500,000	$485,000	$450,386
Mr. Quinn	$415,000	$400,000	$365,000
Mr. Knighten(2)	$415,000	$400,000	N/A

(1) Mr. Briskin, as Senior Vice President had a base salary of $425,000 in Fiscal 2022. In September 2021, he was promoted to Executive Vice President and his base salary was increased to $485,000. The amount in the table above represents the blended amount of his base salary in Fiscal 2022.

(2) Mr. Knighten was not an NEO in Fiscal 2022.

Substantial additional earnings opportunities are provided primarily through achievement of Company performance goals that also apply to equity-based awards. We generally set a moderate base pay and combine it with a significant performance component that provides our executives with an incentive-based compensation program consistent with our emphasis on being financially conservative.

In some cases, base salaries fall below the 25th percentile of median base salaries for comparable executives at peer companies due to the Compensation Committee’s philosophy of emphasizing performance-based compensation. The salary levels for our NEOs for the Fiscal 2024, are based upon individual performance and responsibility, as well as the salary levels paid by other similarly situated retail companies from our peer group. Based upon a review of such companies, the base salary levels approved by the Compensation Committee are generally conservative when compared to our peers, because their philosophy is that performance-based pay adds more value to the stockholder.

Short-Term Incentive Compensation (Cash Bonus)

Our cash bonus program is subject to the 2016 Executive Officer Cash Bonus Plan (the “Bonus Plan”) adopted by our

Index
stockholders. With the adoption of the Bonus Plan, the Compensation Committee has guidelines by which to structure incentives to executive officers through the use of performance-based compensation. The Bonus Plan allows flexible compensation alternatives within our overall compensation philosophy.

The Bonus Plan is designed to provide short-term incentive compensation to our executives based upon pre-established performance goals for the Company. The Compensation Committee determines the amount of target bonus awards for each executive as a percent of their base salary. Bonus targets emphasize contribution to our success during the year and the performance of those aspects of our business for which each executive has responsibility. See the Summary Compensation Table and narrative discussion below for individual executive officer detail.

The following table illustrates each NEO’s target bonus as a percent of individual base salaries for Fiscal 2024, Fiscal 2023 and Fiscal 2022 of which the executives earned 0.0%, 0.0% and 200.0% of their target for each year, respectively.

NEO	Position	Fiscal 2024	Fiscal 2023	Fiscal 2022
Mr. Longo	Chief Executive Officer and President	120.0%	100.0%	100.0%
Mr. Volke	Senior Vice President and Chief Financial Officer	70.0%	70.0%	70.0%
Mr. Briskin(1)	Executive Vice President, Merchandising	85.0%	85.0%	85.0%
Mr. Quinn	Senior Vice President, Marketing and Digital	75.0%	75.0%	70.0%
Mr. Knighten(2)	Senior Vice President, Store Operations	75.0%	75.0%	N/A

(1) Mr. Briskin, upon promotion as Executive Vice President in September 2021, was given a target bonus of 85% of his base salary, pro-rated for his time as Executive Vice President in Fiscal 2022. As Senior Vice President, his target bonus was 75.0% of his base salary, pro-rated for his time as Senior Vice President in Fiscal 2022.

(2) Mr. Knighten was not and NEO in Fiscal 2022.

Company performance goals were based on earnings before interest and taxes ("EBIT") determined by the annual budget as approved by the Board for Fiscal 2024, Fiscal 2023 and Fiscal 2022 and adjusted as described below. Each bonus was contingent solely upon Company performance. The annual cash bonus represents the Compensation Committee’s “pay-for-performance” philosophy. If the EBIT target that is established is exceeded, then the NEO earns more, up to 200.0% of the target bonus; if we fall short of our EBIT target, then the NEO earns less or nothing at all. This tiered structure is applied to all our NEOs and also to the overall employee cash bonus portion that is contingent on the EBIT goal.

For Fiscal 2024, Fiscal 2023 and Fiscal 2022, each executive’s (and employee’s) earned percentage of his or her Company performance bonus depended on the Company’s actual performance in relation to the Company’s EBIT goal as summarized in the following table:

Fiscal 2024		Fiscal 2023 and Fiscal 2022
% of Performance Goal Attained	Portion of Performance Bonus Deemed Earned	% of Performance Goal Attained	Portion of Performance Bonus Deemed Earned
Below 90.0%	0.0%	Below 90.0%	0.0%
90.0%	25.0%	90.0%	50.0%
95.0%	62.5%	95.0%	75.0%
100.0%	100.0%	100.0%	100.0%
105.0%	125.0%	105.0%	125.0%
110.0%	150.0%	110.0%	150.0%
115.0%	175.0%	115.0%	175.0%
120.0% or above	200.0%	120.0% or above	200.0%

The following table sets forth the EBIT goal for each year and the level achieved and paid out to our eligible NEOs (and employees in our bonus pool) based on that achievement for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

Index

Fiscal Year	EBIT Goal	EBIT Achieved	% of Goal Achieved	% of Payout
Fiscal 2024	$171.3 million	$137.0 million	80.0%	0.0%
Fiscal 2023	$188.1 million	$168.4 million	89.5%	0.0%
Fiscal 2022	$127.0 million	$228.2 million	179.7%	200.0%

The Compensation Committee strives to set goals that motivate our executive officers to improve performance over previous years, without encouraging excessive risk taking, while taking into consideration long-term strategic initiatives that may impact year-over-year comparability. Calculation of the Company performance bonus earned by each NEO is based on the final audited consolidated financial statements and, if applicable, is usually paid out in March of the following fiscal year.

The Compensation Committee reserves the right to make adjustments to incentive bonuses. No adjustments were made to incentive bonuses for our executive officers in Fiscal 2024, Fiscal 2023 or Fiscal 2022. In Fiscal 2024, management paid a discretionary bonus to eligible non-executive employees equal to 25% of their target EBIT goal.

There were no individual performance goals set for our NEOs for Fiscal 2024, Fiscal 2023 and Fiscal 2022.

Annual Long-Term Incentive Compensation (Equity Awards)

Equity Award Practices

The Compensation Committee determines the amount of target equity awards for each executive. Through the 2015 Plan, the Compensation Committee has a wide range of award-based incentive alternatives to offer our NEOs. Equity award types, including stock options, stock appreciation rights, PSUs and RSUs, may be granted at the discretion of the Compensation Committee. Awards of equity-based compensation to our executive officers complement cash incentives and encourage an ownership stake in our Company to align the interest of our NEOs and our stockholders.

With the exception of new hire grants to executive officers, the Compensation Committee primarily grants a mix of PSUs and RSUs to our NEOs as part of their annual compensation package, up to the limits allowed in the 2015 Plan at the time of grant. PSUs are believed to strengthen the longer-term pay-for-performance alignment of the Company’s compensation program. RSUs are believed to strengthen retention motivation and overall stock ownership in the Company.

The Compensation Committee’s equity award policy is designed to facilitate the establishment of appropriate processes, procedures and controls in connection with the administration of our equity-based incentive plans. Prior to May 2023, the Compensation Committee’s policy set the annual grant date for management and employee equity awards as no earlier than the second business day following the filing of the Company’s annual report on Form 10-K, but no later than the first (1st) Monday of April each year. The Fiscal 2024 annual awards were granted under this policy. Beginning May 2023, the Compensation Committee’s policy sets the annual grant date as two business days following the public filing of our quarterly report on Form 10-Q or our annual report on Form 10-K. The Fiscal 2025 annual awards will be granted under this revised policy.

Stock Awards

As part of the annual equity award, the Compensation Committee has adopted an equity structure that bases the equity award on a dollar value which is consistent across defined positions.

In Fiscal 2024, Fiscal 2023 and Fiscal 2022, the Compensation Committee awarded 60% of the dollar amount of the NEO’s equity award in the form of PSUs and 40% in the form of RSUs. These awards were awarded based on the closing market price of our common stock on the date preceding the date of grant, or $58.38, $46.22 and $76.04, respectively.

Awards granted to our NEOs reflect our desire to provide incentives to these individuals that encourage our growth and long-term success as a Company.

Employee RSUs:
•are granted under the provisions of the 2015 Plan;
•are based on a value determined individually by management;
•are based on the closing market price of our common stock on the date preceding the date of grant; and
•have a service period of three years.

Index
The following table reflects the target PSU awards granted to our NEOs in office at the time of the annual grant and the percentage of base salary that the PSU award was based on for Fiscal 2024, Fiscal 2023 and Fiscal 2022:

	Fiscal 2024		Fiscal 2023		Fiscal 2022
NEO	Target # of PSUs	% of Base Salary	Target # of PSUs	% of Base Salary	Target # of PSUs	% of Base Salary
Mr. Longo	12,333	80.0%	15,578	84.7%	7,890	85.7%
Mr. Volke	3,083	43.4%	3,894	46.8%	2,368	50.0%
Mr. Briskin	4,625	54.0%	5,842	55.7%	2,762	49.4%
Mr. Quinn	3,597	50.6%	4,544	52.5%	2,368	49.3%
Mr. Knighten(1)	3,597	50.6%	4,544	52.5%	N/A	N/A

(1) Mr. Knighten was not an NEO in Fiscal 2022.

For the Fiscal 2024 annual award, the full PSU award to our NEOs established by the Compensation Committee was a performance goal of a three-year achievement based on cumulative EBIT. For the Fiscal 2023 and Fiscal 2022 annual awards, half of the PSU award to our NEOs established by the Compensation Committee was a performance goal of a three-year achievement based on return on invested capital ("ROIC"). The other half of the PSU award was a performance goal of a three-year achievement based on cumulative EBIT. Both awards vest in three years, if achieved.

In Fiscal 2024, Fiscal 2023 and Fiscal 2022, our NEOs were also awarded an RSU award with cliff vesting after three years as part of the annual award. The number of RSUs awarded and the percentage of base salary for the RSU award to each NEO was:

	Fiscal 2024		Fiscal 2023		Fiscal 2022
NEO	RSUs Awarded	% of Base Salary	RSUs Awarded	% of Base Salary	RSUs Awarded	% of Base Salary
Mr. Longo	8,222	53.3%	10,385	56.5%	5,260	57.1%
Mr. Volke	2,056	28.9%	2,596	31.2%	1,578	33.3%
Mr. Briskin	3,084	36.0%	3,894	37.1%	1,841	32.9%
Mr. Quinn	2,399	33.7%	3,029	35.0%	1,578	32.9%
Mr. Knighten(1)	2,399	33.7%	3,029	35.0%	N/A	N/A

(1) Mr. Knighten was not an NEO in Fiscal 2022.

The following tables set forth the ROIC and cumulative EBIT goals set for each year and the level achieved and earned by our applicable NEOs based on that achievement.

Fiscal Year	Year(s)	ROIC Goal Set	Goal Achieved	% of Equity Earned
Fiscal 2024	(1)
Fiscal 2023	F2023 - F2026	11.5%	undetermined	undetermined
Fiscal 2022	F2022 - F2024	10.1%	11.9%	190.0%

Fiscal Year	Cumulative Years	Cumulative EBIT Goal	Cumulative EBIT Achieved	% of Equity Earned
Fiscal 2024	F2024 - F2026	$555.9 million	undetermined	undetermined
Fiscal 2023	F2023 - F2025	$615.0 million	undetermined	undetermined
Fiscal 2022	F2022 - F2024	$404.0 million	$533.6 million	200%

(1) No ROIC performance goals were established by the Compensation Committee for the Fiscal 2024 annual awards. Fiscal 2024 annual awards were established based solely on a performance goals based on cumulative EBIT shown above.

Index
The level of achievement of the three-year ROIC goal for Fiscal 2023 and three-year cumulative EBIT goals for Fiscal 2024 and Fiscal 2023 have not been determined. The three-year ROIC goal for Fiscal 2023 will be measured based on an average over the three-year period, whereas the three-year EBIT goals will be based on the cumulative EBIT total over three fiscal years.

Timing of Equity Awards

We grant equity awards to eligible employees generally on three occasions: annually, upon hire (for certain senior positions) and occasional special one-time grants to executive management upon approval by the Compensation Committee. The fair value of awards is based on the closing price of our common stock on the business day immediately preceding the date of grant.

In Fiscal 2024, Fiscal 2023 and Fiscal 2022, we granted all annual employee equity awards, including our executives and Directors, on the same day. Under the EGP adopted by the Compensation Committee, prior to May 2023, the grant date for annual awards to executives and employees was defined as no earlier than the second business day following the filing of our annual report on Form 10-K, but no later than the first (1st) Monday of April. The Fiscal 2024, Fiscal 2023 and Fiscal 2022, were all awarded under this policy. Beginning May 2023, under the EGP revised and adopted by the Compensation Committee, the grant date for annual awards to executives and employees is defined as the second business day following the filing of our quarterly report on Form 10-Q or our annual report on Form 10-K. All future awards will be granted under this revised policy.

The Compensation Committee has discretion to award outside these dates.

Any grants to newly hired executives are typically made on the first day of the fiscal quarter after hire. Special purpose grants are effective as of the Friday following the Compensation Committee’s formal approval. The Compensation Committee reserves the right to modify this practice if circumstances warrant. No award will be deemed made until all material terms, including the type of award, number of shares, grant date and the identification of each grantee, is determined with finality without the benefit of hindsight. The award date for all Fiscal 2025 awards was March 28, 2024.

Employment and Retention Agreements

Employment Agreement

Mr. Longo entered into an employment agreement in connection with his appointment as President and Chief Executive Officer of the Company, effective December 16, 2019 (the “Employment Agreement”), which provided, among other things, for an initial base salary and the opportunity to participate in the Company’s Bonus Plan and the 2015 Plan. Mr. Longo’s employment is at will and his services may be terminated by Hibbett at any time subject to applicable notice requirements. In the event of termination of his employment other than by reason of death or disability, Mr. Longo is entitled to certain severance payments that vary according to whether the termination is with or without “cause” or “good reason,” as such terms are defined in the Employment Agreement.

Severance and Change in Control Payments

The Compensation Committee has adopted a Change in Control Severance Agreement (the “Severance Agreement”) for our NEOs, other than Mr. Longo, whose change in control and severance protections are contained in his Employment Agreement as well as a standalone change in control severance agreement (the “Longo Severance Agreement”). For a discussion of these severance arrangements, please see the discussion below under in the subsection entitled “Potential Payments upon Termination or Change in Control.”

Perquisites and Other Benefits

The Compensation Committee’s philosophy is that NEOs should not be treated differently from the general employee population in the design of their benefits, other than one-time or special benefits provided under broader programs, such as relocation. The Company’s overall viewpoint is to offer a compensation package that emphasizes long-term contribution and stability rather than extra benefits, particularly benefits not available to our employees, in general. The NEOs receive the same medical, dental, vision, disability, employee discount, flexible spending options and 401(k) benefits as the broader employee population who qualify. The perquisites provided to eligible NEOs are also available to other employees, where applicable, and include:

Paid holidays and paid time off (“PTO”). We currently allow 8 paid holidays. Based on years of service, our full-time employees can earn up to 28 days of PTO per year. In addition, up to 40 hours of unused PTO can be rolled over into the subsequent year. Mr. Briskin is the only NEO currently eligible for the maximum PTO per year.

Index
Discount on the Company’s common stock through the Hibbett, Inc. Employee Stock Purchase Plan (the “ESPP”). All employees, including our NEOs, who have been employed with the Company over one year and work an average of twenty hours per week, qualify for participation in our ESPP. The ESPP permits employees to purchase our common stock each calendar quarter at a discount of 15.0% off the closing price of the lower of the first day of the calendar quarter or the last day of the calendar quarter. Currently, all our NEOs participate in the ESPP.

Company-paid life insurance. The Company provides life insurance coverage equal to two times the annual base salary of all full-time employees up to $500,000 with further reductions once an employee reaches age 65 and 70.

Deferred Contribution Benefit Plans. The Hibbett, Inc. 401(k) Plan (the “401(k) Plan”) is our tax-qualified retirement plan where our employees, including our NEOs, are able to make contributions from their cash compensation either pre-tax through various investment options or post-tax through a ROTH option. We make matching contributions for all participants equal to 100% of the first 3% of eligible compensation and 50% of the next 3% of eligible compensation for a total possible match of 75% of the first 6% of eligible compensation. All of our NEOs participate in the 401(k) Plan. The Internal Revenue Code (the "Code") limits the amount of compensation that can be deferred under the 401(k) Plan.

We maintain a non-qualified Supplemental 401(k) Plan (the “Supplemental Plan”) but no longer offer it to our executive officers or other highly compensated employees. Under the Supplemental Plan, our executive officers and other highly compensated employees had the opportunity to defer their compensation, including amounts in excess of the tax law limit. Balances in the Supplemental Plan are unsecured and at risk, meaning the balances may be forfeited in the event of the Company’s financial distress such as bankruptcy. Though not offered currently, the Compensation Committee can reinstate the Supplemental Plan at its discretion and if it did so, all our applicable NEOs would be eligible to participate.

Employee Discounts. The Company currently offers employee discounts to all team members, including our Directors and NEOs, for merchandise bought at our retail stores and on our website.

See the Summary Compensation Table and related disclosures for more details on specific perquisites applicable to each NEO.

Stock Ownership Requirements

The Compensation Committee has adopted stock ownership requirements for our NEOs. Within three years of any executive officer’s hire date or promotion to a covered office, whichever is later, ownership in the Company’s stock must be maintained in the amounts adopted. In Fiscal 2022, the Compensation Committee increased the stock ownership required of our NEOs as follows:

Office Held	Stock Ownership Requirement
Chief Executive Officer, President	Six (6) times base salary
Executive Vice President	Three (3) times base salary
Senior Vice President	Two (2) times base salary

Company stock may be held in the form of common stock or common stock equivalents such as options, restricted stock, restricted stock units, etc. Once the ownership requirement is initially achieved, should the executive’s ownership fall below the required level due solely to a price decline in the share price, as opposed to selling of Company stock, the executive is granted reasonable, additional time to regain the required stock ownership level. In verifying the above ownership requirements are achieved, common stock and common stock equivalents are valued based on the closing price of our common stock on the last business day of the fiscal year, and stock options are valued using the Black Scholes method as if the award had been granted on the last day of the fiscal year. Performance-based units are not considered until earned. As of our fiscal year ended February 3, 2024, all our NEOs had met their stock ownership requirements.

Prohibition on Hedging and Pledging

We have a policy prohibiting our Directors and employees (including officers) from engaging in hedging, holding securities in a margin account, and otherwise pledging the Company’s securities. None of our directors, executive officers or employees is engaged in hedging or pledging arrangements related to the Company’s securities.

Index
Trading in Hibbett, Inc. Stock Derivatives

It is our policy that our employees, including our NEOs, and Directors may not purchase or sell options on our stock, nor engage in short sales with respect to our common stock. Also trading by our employees, including our NEOs and Directors, in puts, calls, straddles, equity swaps or other derivative securities that are directly linked to our stock is strictly prohibited.

Clawback Policy

The Board has adopted a Clawback Policy which allows the Board to seek reimbursement, if practicable, of erroneously awarded compensation received by any current or former executive officer, including our NEOs, resulting from an accounting restatement during the recovery period. An accounting statement is defined as being triggered by the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statement or that would result in a material misstatement if the error were correct in the current period or left uncorrected in the current period.

Erroneously awarded compensation means the amount of incentive-based compensation received that exceeds the amount of incentive-based compensation that would otherwise have been received had it been determined based on the restated amounts, which must be computed without regard to any taxes paid.

The recovery period is defined as the three completed fiscal years immediately preceding the date the Company is required to prepare an accounting restatement, which date is the earlier of (i) the date the Board or a committee of the Board, concludes the Company is required to prepare an accounting restatement or (ii) the date a court, regulator or other legally authorized body directs the Company to prepare an accounting restatement.

The Company is prohibited from indemnifying any current or former executive officer against the loss of any erroneously awarded compensation or paying or reimbursing such executive officers for insurance premiums to recover losses incurred under this policy.

All executives covered by this Clawback Policy, including our NEOs, are required to execute an acknowledgment form agreeing to be bound by and subject to the terms of the Clawback Policy. The Clawback Policy is intended to comply with Rule 5608 of the Nasdaq Listing Rules, as required by Section 10D of the Exchange Act, and Rule 10D-1 promulgated thereunder.

A copy of the Clawback Policy was filed as Exhibit 97 of the Original Filing filed with the SEC on March 25, 2024.

Annual Compensation of Named Executive Officers

The following table reports amounts paid during Fiscal 2024, Fiscal 2023 and Fiscal 2022 to our NEOs, including equity awards that were granted during the year and other benefits that accrued during the fiscal year.

Summary Compensation Table
For Fiscal 2024, Fiscal 2023 and Fiscal 2022
(In dollars)

Name and Principal Position	Fiscal Year(1)	Salary	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	TOTAL
Michael E. Longo	2024	$900,000	$1,200,001	$0	$19,451	$2,119,452
Chief Executive Officer	2023	$850,000	$1,200,010	$0	$14,415	$2,064,425
and President	2022	$700,000	$999,926	$1,400,000	$13,050	$3,112,976
Robert J. Volke	2024	$415,000	$300,015	$0	$14,850	$729,865
Chief Financial Officer and	2023	$385,000	$299,968	$0	$13,725	$698,693
Senior Vice President	2022	$360,000	$300,054	$504,000	$13,050	$1,177,104
Jared S. Briskin(5)	2024	$500,000	$450,051	$0	$15,540	$965,591
Executive Vice President,	2023	$485,000	$449,998	$0	$14,415	$949,413
Merchandising	2022	$450,386	$350,012	$716,615	$13,050	$1,530,063
William G. Quinn	2024	$415,000	$350,046	$0	$15,540	$780,586

Index

Name and Principal Position	Fiscal Year(1)	Salary	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	TOTAL
Senior Vice President,	2023	$400,000	$350,024	$0	$14,415	$764,439
Marketing and Digital	2022	$365,000	$300,054	$511,000	$13,050	$1,189,104
Benjamin A. Knighten(6)	2024	$415,000	$350,046	$0	$18,217	$783,263
Senior Vice President,	2023	$400,000	$350,024	$0	$14,415	$764,439
Store Operations

(1) The Company’s fiscal year ends on the Saturday nearest to January 31 of each year.

(2) The values set forth in this column reflect service-based and/or performance-based RSUs granted to our NEOs. The valuation method, in accordance with ASC Topic 718, is based on the closing price of our common stock on the date immediately preceding grant, without considering an estimate for forfeitures. The values in the table represent the target number of awards established for each NEO.

PSUs awarded by our Compensation Committee in Fiscal 2024, Fiscal 2023 and Fiscal 2022 to our NEOs could be earned at less or more than the target award depending on the level of performance achieved. The awards could also be forfeited upon failure to achieve the minimum performance target. The following table sets forth the aggregate grant date fair value for the PSUs awarded to our NEOs, assuming the highest level of performance conditions were achieved:

NEO	Fiscal 2024	Fiscal 2023	Fiscal 2022
Mr. Longo	$1,440,001	$1,440,030	$1,199,911
Mr. Volke	$359,971	$359,961	$360,125
Mr. Briskin	$540,015	$540,034	$420,045
Mr. Quinn	$419,986	$420,047	$360,125
Mr. Knighten	$419,986	$420,047	$360,125

The levels of achievement for Fiscal 2024 and Fiscal 2023 performance-based awards earned cannot be determined until the three-year measurement period is complete. Fiscal 2022 performance-based awards were established on three-year metrics (Fiscal 2022 through Fiscal 2024) based on cumulative EBIT and average ROIC and were earned at 200% and 190%, respectively.

(3) Non-Equity Incentive Plan Compensation is defined as compensation earned (whether paid during the period or not) based on the achievement of performance criteria that is substantially uncertain at the time it is established and communicated to the executive.

Our executive cash bonuses are based on performance criterion established by the Compensation Committee which typically requires an improvement on ratios and earnings from the prior year, with consideration in the past few years for significant strategic investments around our omni-channel initiatives and merchandising modernization program. None of our performance criterion are based on the price of our common stock. The targeted bonus potential for Fiscal 2024, Fiscal 2023 and Fiscal 2022 was communicated to each executive officer following the March 2023, March 2022 and March 2021 meetings of the Compensation Committee, respectively.

In Fiscal 2022, Mr. Briskin’s earned bonus was pro-rated based on his targets as Executive Vice President and Senior Vice President.

(4) Other compensation is historically made up of the incremental cost to us of benefits and other perquisites. For Fiscal 2024, Fiscal 2023 and Fiscal 2022, other compensation included the match under the Company’s 401(k) Plan for each NEO participating in the 401(k) Plan of $14,850, $13,725 and $13,050, respectively. Fiscal 2024 and Fiscal 2023 also included a car allowance for Messrs. Longo and Knighten and a telephone allowance for all our NEOs except Mr. Volke.

(5) Mr. Briskin, as Senior Vice President had a base salary of $425,000 in Fiscal 2022. In September 2021, he was promoted to Executive Vice President and his base salary was increased to $485,000. The amount in the table above represents the blended amount of his base salary in Fiscal 2022.

Index
(6) Mr. Knighten was not an NEO in Fiscal 2022.

Michael E. Longo
Michael E. Longo, age 62, joined the Company as our Chief Executive Officer and President and was appointed to the Board in December 2019. Formerly, he served as Chief Executive Officer of City Gear, LLC from October 2006 to November 2018, where he oversaw the successful acquisition of City Gear in 2018 by Hibbett Sporting Goods, Inc. (n/k/a Hibbett Retail, Inc.). Prior to City Gear, he worked in positions of increasing responsibility and leadership with AutoZone, Inc. starting as a manager in 1992, promoted to Vice President of Supply Chain in 1996 and later to Executive Vice President of Supply Chain, IT, Development, Mexico in 2005. Mr. Longo holds a Bachelor of Science degree in Engineering from the United States Military Academy and an MBA from Harvard University. Additionally, Mr. Longo serves on the Board of Directors of the Federal Reserve Bank of Atlanta.

The following table represents the compensation package awarded to Mr. Longo in each of the years presented, regardless of whether ultimately achieved or obtained:

	Fiscal 2024		Fiscal 2023		Fiscal 2022
Salary Component	Dollars or Number of	% to Base Salary	Dollars or Number of	% to Base Salary	Dollars or Number of	% to Base Salary
Base Salary	$900,000		$850,000		$700,000
Company Bonus Target(1)	1,080,000	120.0%	850,000	100.0%	700,000	100.0%
TOTAL Cash Compensation Potential	$1,980,000	220.0%	$1,700,000	200.0%	$1,400,000	200.0%

Restricted Stock Units(2)	20,555		25,963		13,150

(1) See “Bonus and Non-Equity Incentive Plan Compensation” for a complete discussion of the Company’s bonus compensation program. The bonuses for Mr. Longo were based on the Company’s EBIT achievements in Fiscal 2024, Fiscal 2023 and Fiscal 2022.

The actual bonus earned by Mr. Longo in each of these years based on the Company’s achievement of its EBIT goal was:

Fiscal Year	Bonus Earned	% to Base Salary
Fiscal 2024	$0	0%
Fiscal 2023	$0	0%
Fiscal 2022	$1,400,000	200.0%

The bonus earned by Mr. Longo in Fiscal 2022 was capped at $1.0 million under the provisions of the Bonus Plan in effect at the time. However, at the 2022 Annual Stockholders Meeting, our stockholders approved an amendment to the Bonus Plan to increase the amount of an incentive bonus payable to an eligible executive officer from $1.0 million during any fiscal year to an amount not to exceed two times (2x) the target incentive bonus percentage multiplied by an eligible executive’s base salary during any fiscal year. Upon approval of the Bonus Plan amendment, we awarded the remaining $400,000 of bonus earned to Mr. Longo under the Bonus Plan in Fiscal 2023.

(2) See “Equity Awards” for a complete discussion on equity awards to our NEOs. In Fiscal 2024, Fiscal 2023 and Fiscal 2022, 60% of equity awards to our NEOs were performance-based awards and the remaining 40% were service based awards that vest on the third anniversary from the date of grant.

PSUs are earned by achieving the performance goals determined by the Compensation Committee. For Fiscal 2024, the PSU award was based on one long-term goal; cumulative EBIT measured over three years. For Fiscal 2023 and Fiscal 2022, the PSU award was based on two long-term goals; average ROIC and cumulative EBIT measured over three years. All PSU awards granted could be forfeited if a minimum goal is not attained or be earned up to 200% if a maximum goal is attained.

Index
The table below illustrates the total PSUs awarded to Mr. Longo and the rate of achievement of the stated goals in Fiscal 2024, Fiscal 2023 and Fiscal 2022:

Fiscal Year	Total PSUs Awarded	PSUs Subject to ROIC Goal	ROIC Achievement Rate	PSUs Subject to EBIT Goal	EBIT Achievement Rate
Fiscal 2024	12,333	0	N/A	12,333	undetermined
Fiscal 2023	15,578	7,789	undetermined	7,789	undetermined
Fiscal 2022	7,890	3,945	190%	3,945	200%

The outstanding PSUs in Fiscal 2024 and Fiscal 2023 are contingent on the achievement of a three-year cumulative EBIT goal in each year, as well as a three-year ROIC goal in Fiscal 2023. PSUs have cliff vesting provisions of three years from date of grant if achieved.

Other Compensation. Other compensation earned by Mr. Longo in Fiscal 2024, Fiscal 2023 and Fiscal 2022 consists of the match under the Company’s 401(k) Plan. Fiscal 2024 and Fiscal 2023 also included small allowances for car and telephone. See Perquisites and Other Benefits.

Robert J. Volke
Robert J. Volke, age 60, joined the Company as the Senior Vice President of Accounting and Finance in April 2020 and was named our Chief Financial Officer shortly thereafter. Formerly, he served as Interim Chief Financial Officer of Fleet Farm LLC (“Fleet Farm”), a position he held since March 2020, and as its Vice President, Accounting and Corporate Controller from August 2018 to February 2020. Prior to his service at Fleet Farm, Mr. Volke held various positions of increasing responsibility and leadership with Tractor Supply Company (Nasdaq: TSCO) from May 2007 to August 2018, most recently as its Vice President and Controller from March 2017 to August 2018. Mr. Volke earned his Bachelor Science in Accounting from Indiana University.

The following table represents the compensation package awarded to Mr. Volke in each of the years presented, regardless of whether ultimately achieved or obtained:

	Fiscal 2024		Fiscal 2023		Fiscal 2022
Salary Component	Dollars or Number of	% to Base Salary	Dollars or Number of	% to Base Salary	Dollars or Number of	% to Base Salary
Base Salary	$415,000		$385,000		$360,000
Company Bonus Target(1)	290,500	70.0%	269,500	70.0%	252,000	70.0%
TOTAL Cash Compensation Potential	$705,500	170.0%	$654,500	170.0%	$612,000	170.0%

Restricted Stock Units(2)	5,139		6,490		3,946

(1) See “Bonus and Non-Equity Incentive Plan Compensation” for a complete discussion of the Company’s bonus compensation program. The bonuses for Mr. Volke were based on the Company’s EBIT achievements in Fiscal 2024, Fiscal 2023 and Fiscal 2022.

The actual bonus earned by Mr. Volke in each of these years based on the Company’s achievement of its EBIT goal was:

Fiscal Year	Bonus Earned	% to Base Salary
Fiscal 2024	$0	0%
Fiscal 2023	$0	0%
Fiscal 2022	$504,000	140.0%

(2) See “Equity Awards” for a complete discussion on equity awards to our NEOs. In Fiscal 2024, Fiscal 2023 and Fiscal 2022,

Index
60% of equity awards to our NEOs were performance-based awards and the remaining 40% were service based awards that vest on the third anniversary from the date of grant.

PSUs are earned by achieving the performance goals determined by the Compensation Committee. For Fiscal 2024, the PSU award was based on one long-term goal; cumulative EBIT measured over three years. For Fiscal 2023 and Fiscal 2022, the PSU award was based on two long-term goals; average ROIC and cumulative EBIT measured over three years. All PSU awards granted could be forfeited if a minimum goal is not attained or be earned up to 200% if a maximum goal is attained.

The table below illustrates the total PSUs awarded to Mr. Volke and the rate of achievement of the stated goals in Fiscal 2024, Fiscal 2023 and Fiscal 2022:

Fiscal Year	Total PSUs Awarded	PSUs Subject to ROIC Goal	ROIC Achievement Rate	PSUs Subject to EBIT Goal	EBIT Achievement Rate
Fiscal 2024	3,083	0	N/A	3,083	undetermined
Fiscal 2023	3,894	1,947	undetermined	1,947	undetermined
Fiscal 2022	2,368	1,184	190%	1,184	200%

The outstanding PSUs in Fiscal 2024 and Fiscal 2023 are contingent on the achievement of a three-year cumulative EBIT goal in each year, as well as a three-year ROIC goal in Fiscal 2023. PSUs have cliff vesting provisions of three years from date of grant if achieved.

Other Compensation. Other compensation earned by Mr. Volke in Fiscal 2024, Fiscal 2023 and Fiscal 2022 consists of the match under the Company’s 401(k) Plan. See Perquisites and Other Benefits.

Jared S. Briskin

Jared S. Briskin, age 51, was appointed our Executive Vice President of Merchandising in September 2021. Previously, he served as our Senior Vice President and Chief Merchant from September 2014 through September 2021. He has served in roles of increasing responsibility and leadership in various merchandising positions across multiple categories since joining the Company in April 1998, including Vice President/Divisional Merchandise Manager of Footwear and Equipment from March 2010 through September 2014 and Vice President/Divisional Merchandise Manager of Apparel and Equipment from June 2004 through March 2010.

The following table represents the compensation package awarded to Mr. Briskin in each of the years presented, regardless of whether ultimately achieved or obtained:

	Fiscal 2024		Fiscal 2023		Fiscal 2022
Salary Component	Dollars or Number of	% to Base Salary	Dollars or Number of	% to Base Salary	Dollars or Number of	% to Base Salary
Base Salary(1)	$500,000		$485,000		$450,386
Company Bonus Target(2)	425,000	85.0%	412,250	85.0%	332,835	73.9%
TOTAL Cash Compensation Potential	$925,000	185.0%	$897,250	185.0%	$783,221	173.9%

Restricted Stock Units(3)	7,709		9,736		4,603

(1) In Fiscal 2022, the base salary represents the pro-rata amount based on his service as Executive Vice President and Senior Vice President.

(2) See “Bonus and Non-Equity Incentive Plan Compensation” for a complete discussion of the Company’s bonus compensation program. The Company bonuses for Mr. Briskin were based on the Company’s EBIT achievements in Fiscal 2024, Fiscal 2023 and Fiscal 2022.

Index
The actual Company bonus earned by Mr. Briskin in each of these years based on the Company’s achievement of its EBIT goal was:

Fiscal Year	Bonus Earned	% to Base Salary
Fiscal 2024	$0	0%
Fiscal 2023	$0	0%
Fiscal 2022	$716,615	159.1%

The Fiscal 2022 bonus earned represents the pro-rata amount based on his service as Executive Vice President and Senior Vice President.

(3) See “Equity Awards” for a complete discussion on equity awards to our NEOs. In Fiscal 2024, Fiscal 2023 and Fiscal 2022, 60% of equity awards to our NEOs were performance-based awards and the remaining 40% were service based awards that vest on the third anniversary from the date of grant.

PSUs are earned by achieving the performance goals determined by the Compensation Committee. For Fiscal 2024, the PSU award was based on one long-term goal; cumulative EBIT measured over three years. For Fiscal 2023 and Fiscal 2022, the PSU award was based on two long-term goals; average ROIC and cumulative EBIT measured over three years. All PSU awards granted could be forfeited if a minimum goal is not attained or be earned up to 200% if a maximum goal is attained.

The table below illustrates the total PSUs awarded to Mr. Briskin and the rate of achievement of the stated goals in Fiscal 2024, Fiscal 2023 and Fiscal 2022:

Fiscal Year	Total PSUs Awarded	PSUs Subject to ROIC Goal	ROIC Achievement Rate	PSUs Subject to EBIT Goal	EBIT Achievement Rate
Fiscal 2024	4,625	0	N/A	4,625	undetermined
Fiscal 2023	5,842	2,921	undetermined	2,921	undetermined
Fiscal 2022	2,762	1,381	190%	1,381	200%

The outstanding PSUs in Fiscal 2024 and Fiscal 2023 are contingent on the achievement of a three-year cumulative EBIT goal in each year, as well as a three-year ROIC goal in Fiscal 2023. PSUs have cliff vesting provisions of three years from date of grant if achieved.

Other Compensation. Other compensation earned by Mr. Briskin in Fiscal 2024, Fiscal 2023 and Fiscal 2022 consists of the match under the Company’s 401(k) Plan. Fiscal 2024 and Fiscal 2023 also included a small allowance for telephone. See Perquisites and Other Benefits.

William G. Quinn

William G. Quinn, age 49, was appointed our Senior Vice President of Marketing and Digital in April 2019. He joined the Company in February 2016 as our Vice President of Digital Commerce. Prior to joining the Company, he served as Vice President, Digital for David’s Bridal and as Executive Vice President, Chief Marketing Officer for 24 Hour Fitness. Mr. Quinn earned his Bachelor of Arts degree at Vanderbilt University, his MBA at Duke University and also holds a Certificate of Web Design from Temple University.

Index
The following table represents the compensation package awarded to Mr. Quinn in each of the years presented, regardless of whether ultimately achieved or obtained:

	Fiscal 2024		Fiscal 2023		Fiscal 2022
Salary Component	Dollars or Number of	% to Base Salary	Dollars or Number of	% to Base Salary	Dollars or Number of	% to Base Salary
Base Salary	$415,000		$400,000		$365,000
Company Bonus Target(1)	311,250	75.0%	300,000	75.0%	255,500	70.0%
TOTAL Cash Compensation Potential	$726,250	175.0%	$700,000	175.0%	$620,500	170.0%

Restricted Stock Units(2)	5,996		7,573		3,946

(1) See “Bonus and Non-Equity Incentive Plan Compensation” for a complete discussion of the Company’s bonus compensation program. The Company bonuses for Mr. Quinn were based on the Company’s EBIT achievements in Fiscal 2024, Fiscal 2023 and Fiscal 2022.

The actual Company bonus earned by Mr. Quinn in each of these years based on the Company’s achievement of its EBIT goal was:

Fiscal Year	Bonus Earned	% to Base Salary
Fiscal 2024	$0	0%
Fiscal 2023	$0	0%
Fiscal 2022	$511,000	140.0%

(2) See “Equity Awards” for a complete discussion on equity awards to our NEOs. In Fiscal 2024, Fiscal 2023 and Fiscal 2022, 60% of equity awards to our NEOs were performance-based awards and the remaining 40% were service based awards that vest on the third anniversary from the date of grant.

PSUs are earned by achieving the performance goals determined by the Compensation Committee. For Fiscal 2024, the PSU award was based on one long-term goal; cumulative EBIT measured over three years. For Fiscal 2023 and Fiscal 2022, the PSU award was based on two long-term goals; average ROIC and cumulative EBIT measured over three years. All PSU awards granted could be forfeited if a minimum goal is not attained or be earned up to 200% if a maximum goal is attained.

The table below illustrates the total PSUs awarded to Mr. Quinn and the rate of achievement of the stated goals in Fiscal 2024, Fiscal 2023 and Fiscal 2022:

Fiscal Year	Total PSUs Awarded	PSUs Subject to ROIC Goal	ROIC Achievement Rate	PSUs Subject to EBIT Goal	EBIT Achievement Rate
Fiscal 2024	3,597	0	N/A	3,597	undetermined
Fiscal 2023	4,544	2,272	undetermined	2,272	undetermined
Fiscal 2022	2,368	1,184	190%	1,184	200%

The outstanding PSUs in Fiscal 2024 and Fiscal 2023 are contingent on the achievement of a three-year cumulative EBIT goal in each year, as well as a three-year ROIC goal in Fiscal 2023. PSUs have cliff vesting provisions of three years from date of grant if achieved.

Other Compensation. Other compensation earned by Mr. Quinn in Fiscal 2024, Fiscal 2023 and Fiscal 2022 consists of the match under the Company’s 401(k) Plan. Fiscal 2024 and Fiscal 2023 also included a small allowance for telephone. See Perquisites and Other Benefits.

Index

Benjamin A. Knighten

Benjamin A. Knighten, age 54, was appointed to serve as our Senior Vice President of Operations in March 2020. Mr. Knighten previously served as Chief Operating Officer of City Gear, LLC from July 2018 to March 2020 and as Vice President of Store Operations of City Gear from November 2006 to July 2018. He earned his Production/Operations MBA from the University of Memphis.

The following table represents the compensation package awarded to Mr. Knighten in each of the years presented, regardless of whether ultimately achieved or obtained:

	Fiscal 2024		Fiscal 2023
Salary Component	Dollars or Number of	% to Base Salary	Dollars or Number of	% to Base Salary
Base Salary	$415,000		$400,000
Company Bonus Target(1)	311,250	75.0%	300,000	75.0%
TOTAL Cash Compensation Potential	$726,250	175.0%	$700,000	175.0%

Restricted Stock Units(2)	5,996		7,573

(1) See “Bonus and Non-Equity Incentive Plan Compensation” for a complete discussion of the Company’s bonus compensation program. The bonus for Mr. Knighten was based on the Company’s EBIT achievements in Fiscal 2024 and Fiscal 2023.

The actual bonus earned by Mr. Knighten based on the Company’s achievement of its EBIT goal was:

Fiscal Year	Bonus Earned	% to Base Salary
Fiscal 2024	$0	0%
Fiscal 2023	$0	0%

(2) See “Equity Awards” for a complete discussion on equity awards to our NEOs. In Fiscal 2024 and Fiscal 2023, 60% of equity awards to our NEOs were performance-based awards and the remaining 40% were service based awards that vest on the third anniversary from the date of grant.

PSUs are earned by achieving the performance goals determined by the Compensation Committee. For Fiscal 2024, the PSU award was based on one long-term goal; cumulative EBIT measured over three years. For Fiscal 2023, the PSU award was based on two long-term goals; average ROIC and cumulative EBIT measured over three years. All PSU awards granted could be forfeited if a minimum goal is not attained or be earned up to 200% if a maximum goal is attained.

The table below illustrates the total PSUs awarded to Mr. Knighten and the rate of achievement of the stated goals in Fiscal 2024 and Fiscal 2023:

Fiscal Year	Total PSUs Awarded	PSUs Subject to ROIC Goal	ROIC Achievement Rate	PSUs Subject to EBIT Goal	EBIT Achievement Rate
Fiscal 2024	3,597	0	N/A	3,597	undetermined
Fiscal 2023	4,544	2,272	undetermined	2,272	undetermined

Other Compensation. Other compensation earned by Mr. Knighten in Fiscal 2024 and Fiscal 2023 and consists of the match under the Company’s 401(k) Plan and included small allowances for car and telephone. See Perquisites and Other Benefits.

Index
Grants of Plan-Based Awards Table

The following table provides additional detail regarding stock options and other equity awards (such as restricted stock and restricted stock units) granted during Fiscal 2024 and amounts payable under other compensation plans (such as long-term incentive awards that are payable in cash or stock) for our NEOs:

Grants of Plan-Based Awards
For the Fiscal Year Ended February 3, 2024

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units	Fair Value of Equity Awards on Date of Grant
NEO	Grant Date	Approval Date(3)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	(#)(4)	($)(5)
Longo	3/31/23	2/28/23	$540,000	$1,080,000	$2,160,000	6,167	12,333	24,666	8,222	$1,200,001
Volke	3/31/23	2/28/23	$145,250	$290,500	$581,000	1,542	3,083	6,166	2,056	$300,015
Briskin	3/31/23	2/28/23	$212,500	$425,000	$850,000	2,313	4,625	9,250	3,084	$450,051
Quinn	3/31/23	2/28/23	$155,625	$311,250	$622,500	1,799	3,597	7,194	2,399	$350,046
Knighten	3/31/23	2/28/23	$155,625	$311,250	$622,500	1,799	3,597	7,194	2,399	$350,046

(1) Estimated possible payouts under non-equity incentive plan awards represent the cash bonus subject to performance conditions. The amounts presented represent the minimum amount that could be earned (threshold) assuming a certain level of required performance under the plan, the target amount awarded and the maximum amount that could be earned. The entire cash bonus was based on an EBIT goal for Fiscal 2024 for all NEOs listed. The EBIT goal was not achieved as reflected in the Summary Compensation Table.

(2) Estimated future payouts under equity incentive plan awards consist of those equity awards with performance conditions. The amounts presented represent the minimum award (threshold) that could be earned assuming a certain level of required performance under the plan, the target amount that was awarded and the maximum award that could be earned assuming the equity award value when earned equaled the fair value on the date of grant.

(3) The approval date represents the date the awards were approved by our Compensation Committee.

(4) All other stock awards or units awarded to the NEOs represent service-based RSUs with a three-year cliff vesting provision.

(5) Fair value of equity award on date of grant is determined under the provisions of ASC Topic 718. All of the equity awards granted to our NEOs in Fiscal 2024 were in the form of RSUs and were valued at the closing price of our common stock on the date immediately preceding the date of grant. The closing price of our common stock for the units awarded on March 31, 2023, was $58.38.

Index
Outstanding Equity Awards at Fiscal Year-End Table

The following table presents information on each outstanding equity award held by our NEOs at the end of Fiscal 2024:

Outstanding Equity Awards at Fiscal Year-End
For Fiscal 2024

		Stock Awards
NEO		Number of Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)
Mr. Longo	(1)	20,646	1,432,832	0	0
	(2)	10,385	720,719	15,578	1,081,113
	(3)	8,222	570,607	12,333	855,910
Mr. Volke	(1)	6,196	430,002	0	0
	(2)	2,596	180,162	3,894	270,244
	(3)	2,056	142,686	3,083	213,960
Mr. Briskin	(1)	7,227	501,554	0	0
	(2)	3,894	270,244	5,842	405,435
	(3)	3,084	214,030	4,625	320,975
Mr. Quinn	(1)	6,196	430,002	0	0
	(2)	3,029	210,213	4,544	315,354
	(3)	2,399	166,491	3,597	249,632
Mr. Knighten	(1)	6,196	430,002	0	0
	(2)	3,029	210,213	4,544	315,354
	(3)	2,399	166,491	3,597	249,632
Note: There are no stock options outstanding for any of our NEOs. Columns associated with stock options have been omitted for presentation purposes. All values are shown at the closing price of $69.40 as of February 3, 2024.

(1) Restricted stock units awarded March 22, 2021 under the 2015 Plan. The number of units that have not vested represents service-based awards that will vest on the third anniversary from the date of grant and includes a combination of service-based awarded and performance-based awards earned based on the achievement of three-year performance metrics; half based on an ROIC goal and half based on a cumulative EBIT goal.

(2) Restricted stock units awarded March 30, 2022 under the 2015 Plan. The number of units that have not vested represents service-based awards that will vest on the third anniversary from the date of grant. The number of units that are unearned represents performance-based awards subject to three-year performance metrics; half based on an ROIC goal and half based on a cumulative EBIT goal. If achieved, these awards will vest on the third anniversary from the date of grant or when certified by our Compensation Committee, whichever is later.

(3) Restricted stock units awarded March 31, 2023 under the 2015 Plan. The number of units that have not vested represents service-based awards that will vest on the third anniversary from the date of grant. The number of units that are unearned represents performance-based awards subject to three-year performance metrics based on a cumulative EBIT goal. If achieved, these awards will vest on the third anniversary from the date of grant or when certified by our Compensation Committee, whichever is later.

Index
Option Exercises and Stock Vested in Fiscal Year 2024

The following table reflects the total amount realized by each NEO for stock awards that vested during the Fiscal 2024:

	Stock Awards
NEO	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Longo	11,667	$688,470
Mr. Volke	8,000	$493,040
Mr. Briskin	8,000	$472,080
Mr. Quinn	9,711	$579,865
Mr. Knighten	3,334	$196,739
Note: There are no stock options outstanding for any of our NEOs. Columns associated with stock option exercises have been omitted for presentation purposes.

The values shown for restricted stock were calculated by multiplying the number of shares vested by the price of our stock at the end of the business day immediately preceding the vest date. These numbers have not been reduced to reflect shares that were withheld to pay taxes and were not issued to the NEO.

Pensions Benefits Table

The Pension Benefits Table is intended to disclose the actuarial present value of each NEO’s accumulated benefit under each pension plan, assuming benefits are paid at normal retirement age based upon current levels of compensation. We do not currently offer a pension benefit plan or defined benefit-type plan arrangement to any of our employees, including our executive officers. Therefore, this table is not included.

Nonqualified Deferred Compensation

The following table discloses the annual contributions made by our NEOs and Company under nonqualified defined contribution plans during Fiscal 2024:

Nonqualified Deferred Compensation in Fiscal Year 2024(1)

NEO	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Mr. Briskin	$0	$0	$9,296	$0	$105,123

(1) Amounts set forth in this table reflect amounts deferred and contributed under the Hibbett, Inc. Supplemental 401(k) Plan (the “Supplemental Plan”).

Our Board adopted the Supplemental Plan for the purpose of supplementing the employer matching contribution and salary deferral opportunity available to highly compensated employees whose ability to receive Company matching contributions and defer salary under our 401(k) Plan was limited because of certain restrictions applicable to qualified plans. The nonqualified deferred compensation Supplemental Plan allows participants to defer up to 40% of their compensation. Contributions to the Supplemental Plan are not subject to matching provisions and are held in trust and are invested based on the individual’s investment directive.

The Supplemental Plan has not been offered by the Company since its 401(k) Plan converted to a safe harbor plan in Fiscal 2018. Mr. Briskin is the only NEO who participated in the Supplemental Plan. The Supplemental Plan was no longer being offered when Messrs. Longo, Volke and Knighten joined the Company.

Index
Potential Payments upon Termination or Change in Control

Certain of our Company’s plans and programs provide for payments in connection with a termination of employment under certain circumstances or change in control. Estimates of the compensation, benefits and vesting of equity grants that may be payable to our NEOs upon termination of employment or change in control are included in the tables below. The information in the tables assumes a termination date of February 3, 2024. In all calculations, the value of equity awards was calculated on non-vested awards (service-based and earned performance-based) using the closing price of our stock on February 3, 2024 of $69.40.

NEO/Plan Description	Termination without Cause	Termination by Executive for Good Reason	Death	Disability	Retirement	Change in Control
Mr. Longo
Employment Agreement(1)	$1,980,000	$1,980,000	(4)	(5)	$0	$0
Longo Severance Agreement(2)	$0	$0	$0	$0	$0	$4,831,876
Executive RSU Agreement(3)	$0	$0	$2,203,936	$2,203,936	$1,291,326	(2)
Insurance Benefits(4)	$0	$0	$500,000	$0	$0	$0
AD&D Benefits(5)	$0	$0	See table in footnote		$0	$0

Mr. Volke
Severance Agreement(6)	$0	$0	$0	$0	$0	$1,752,789
Executive RSU Agreement(3)	$0	$0	$596,701	$596,701	$322,849	(6)
Insurance Benefits(4)	$0	$0	$500,000	$0	$0	$0
AD&D Benefits(5)	$0	$0	See table in footnote		$0	$0

Mr. Briskin
Severance Agreement(6)	$0	$0	$0	$0	$0	$2,271,437
Executive RSU Agreement(3)	$0	$0	$803,721	$803,721	$484,273	(6)
Insurance Benefits(4)	$0	$0	$500,000	$0	$0	$0
AD&D Benefits(5)	$0	$0	See table in footnote		$0	$0

Mr. Quinn
Severance Agreement(6)	$0	$0	$0	$0	$0	$1,876,694
Executive RSU Agreement(3)	$0	$0	$650,556	$650,556	$376,703	(6)
Insurance Benefits(4)	$0	$0	$500,000	$0	$0	$0
AD&D Benefits(5)	$0	$0	See table in footnote		$0	$0

Mr. Knighten
Severance Agreement(6)	$0	$0	$0	$0	$0	$1,598,022
Executive RSU Agreement(3)	$0	$0	$650,556	$650,556	$376,703	(6)
Insurance Benefits(4)	$0	$0	$500,000	$0	$0	$0
AD&D Benefits(5)	$0	$0	See table in footnote		$0	$0

(1) Under Mr. Longo’s Employment Agreement, in the event of termination of his employment by the Company other than for cause or by Mr. Longo for good reason, he is entitled to his base salary plus his estimated annual target bonus.

If termination is the result of death or disability (as defined in the Employment Agreement), he is also entitled to benefits payable under any benefit plans applicable at his time of termination, such as the acceleration of non-vested equity awards under the Executive RSU Agreement described in footnote 3 below, in addition to life insurance and/or AD&D benefits as described in footnote 4 and footnote 5 below, respectively.

(2) Under the Longo Severance Agreement, if Mr. Longo’s employment is terminated by the Company without cause or by the executive for good reason within: (i) two years following a Change in Control (as defined in the Longo Severance Agreement); or (ii) within a six-month period prior to a Change in Control if Mr. Longo’s termination or resignation is also directly related to or

Index
occurs in connection with a Change in Control, the Company shall pay Mr. Longo a severance payment in the amount equal to one and one half (1.5) times the sum of Mr. Longo’s covered salary and covered bonus, less the amount, if any, payable to Mr. Longo as severance compensation under the Employment Agreement. In addition, any unvested equity awards will become fully exercisable, vested and non-forfeitable as defined in the Executive RSU agreement in footnote 3 below.

Covered salary is based on the highest annual rate of base pay paid to Mr. Longo. Covered bonus is based on a five-year average of bonuses paid to Mr. Longo (but in no event is greater than the target bonus for the year in which the termination or resignation takes place). RSUs were valued at the closing stock price on February 3, 2024 multiplied by the number of non-vested shares and do not include unearned PSUs. Mr. Longo had no unvested stock options outstanding on February 3, 2024. As of February 3, 2024, the number of non-vested RSUs considered in the calculation above for Mr. Longo was 39,253.

Under the Longo Severance Agreement, any severance payments shall be paid within thirty (30) days of the executive’s termination date or the Change in Control date, whichever is later. In addition, to the extent the executive has been granted equity compensation under the Company’s equity compensation plans, the executive’s interest in such awards would become fully exercisable, vested, and non-forfeitable as of the Change in Control date, to the extent not already exercisable or vested as of such date.

Payments that Mr. Longo has a right to receive under the Longo Severance Agreement would be limited if the total of all payments constituted an “excess parachute payment” as defined in Section 280G of the Code. Any excess payments would be reduced to the largest amount that would result in no portion of such payments being subject to the excise tax imposed by Section 4999 of the Code.

(3) The Compensation Committee has adopted an Executive Restricted Stock Unit Award Agreement (the “Executive RSU Agreement”) pursuant to the 2015 Plan. All of our NEO’s equity awards were granted pursuant to the Executive RSU Agreement.

Under the provisions of the Executive RSU Agreement, termination by reasons of death, disability, retirement or change in control (all as defined in the Executive RSU Agreement), results in an acceleration of the vesting of non-vested service-based and earned performance-based equity awards. Unearned performance-based equity awards may also accelerate but only upon certification of achievement by the Compensation Committee. As of February 3, 2024, none of our NEOs qualified for any retirement benefits under the Executive RSU Agreement. However, effective March 2022, the Executive RSU Agreement was amended by the Compensation Committee expanding the retirement definition to include acceleration upon retirement if there was an approved succession plan in place for the executive. Therefore, for purposes of this schedule, it is assumed each NEO had an approved succession plan in place and that service-based awards granted in Fiscal 2024 and Fiscal 2023 are eligible for acceleration.

RSUs were valued at the closing stock price on February 3, 2024 multiplied by the number of non-vested shares and do not include unearned PSUs. There were no unvested stock options outstanding on February 3, 2024. As of February 3, 2024, the number of non-vested RSUs considered for each NEO in the calculations above was:

NEO	Non-Vested RSUs
	Death and Disability	Retirement
Mr. Longo	39,253	18,607
Mr. Volke	10,848	4,652
Mr. Briskin	14,205	6,978
Mr. Quinn	11,624	5,428
Mr. Knighten	11,624	5,428

The value of accelerated equity awards in the event of a change in control event is reflected in the totals of footnote 2 for Mr. Longo and footnote 6 for Messrs. Volke, Briskin, Quinn and Knighten. At February 3, 2024, all our NEOs had outstanding performance-based equity awards which are not reflected in this table.

(4) In the event of death, each eligible NEO would be entitled to a life insurance payout of twice their base salary up to a maximum of $500,000 (or $500,000 each).

(5) We carry Accidental Death and Disability Benefits (“AD&D Benefits”) for eligible participants, which includes all our NEOs.

Index
AD&D Benefits for qualifying losses (as defined in our policy) in covered accidents or common carrier accidents.

(6) Under the Severance Agreement, if a covered executive’s employment is terminated by the Company without cause or by the executive for good reason within: (i) two years following a Change in Control (as defined in the Severance Agreement); or (ii) within a six-month period prior to a Change in Control if the executive’s termination or resignation is also directly related to or occurs in connection with a Change in Control, the Company shall pay the executive a severance payment in the amount equal to one and one half (1.5) times the sum of the executive’s covered salary and covered bonus. In addition, any unvested equity awards will become fully exercisable, vested and non-forfeitable as defined in the Executive RSU Agreement in footnote 3 above and in the Standard RSU Agreement in footnote 7 below.

Covered salary is based on the highest annual rate of base pay paid to each NEO. Covered bonus is based on a five-year average of bonuses paid to each NEO (but in no event is greater than the target bonus for the year in which the termination or resignation takes place).

RSUs were valued at the closing stock price on February 3, 2024 multiplied by the number of non-vested shares and do not include unearned PSUs. There were no unvested stock options outstanding on February 3, 2024. As of February 3, 2024, the number of non-vested RSUs considered for each NEO in the calculations above was:

NEO	Non-Vested RSUs
Mr. Longo	39,253
Mr. Volke	10,848
Mr. Briskin	14,205
Mr. Quinn	11,624
Mr. Knighten	11,624

Under the Severance Agreement, any severance payments shall be paid within thirty (30) days of the executive’s termination date or the Change in Control date, whichever is later. In addition, to the extent the executive has been granted equity compensation under the Company’s equity compensation plans, the executive’s interest in such awards would become fully exercisable, vested, and non-forfeitable as of the Change in Control date, to the extent not already exercisable or vested as of such date.

No payments that Messrs. Volke, Briskin, Quinn and Knighten have a right to receive individually under the Severance Agreement would be limited if the total of all payments constituted an “excess parachute payment” as defined in Section 280G of the Code. Any excess payments would be reduced to the largest amount that would result in no portion of such payments being subject to the excise tax imposed by Section 4999 of the Code.

Chief Executive Officer Pay Ratio Disclosure

Pursuant to Item 402(u) of Regulation S-K, the SEC requires the Company to disclose annually:
(i) the median of the annual total compensation of all employees of the Company (excluding Mr. Longo);
(ii) the annual total compensation of Mr. Longo; and
(iii) the ratio of Mr. Longo’s annual total compensation to the median annual total compensation of all employees (excluding Mr. Longo).

Based on the methodology and material assumptions described below, we have estimated these amounts for Fiscal 2024 as follows:

Median annual total compensation of all employees (excluding Mr. Longo)	$4,341
Annual total compensation of Mr. Longo	$2,119,452
Ratio of Mr. Longo’s annual total compensation to median annual total compensation of all other employees	488:1

We identified our median employee from our employee population as of December 19, 2023 who had compensation in the 12-month period ended December 31, 2023. On that date, we had 13,162 employees, all of whom were employed in the United States. Of the 13,162 employees, approximately 71% were considered part-time or seasonal employees. To determine our median

Index
employee, we chose taxable compensation for federal income tax purposes (W-2 income) using our payroll records for the 12-month period ended December 31, 2023 as our consistently applied compensation measure.

We did not include the value of non-taxable Company-provided benefits such as medical and life insurance benefits in the determination of taxable compensation; nor did we annualize the compensation of full-time and part-time permanent employees who were employed on December 19, 2023 but did not work for us the entire fiscal year.

We sorted our employee population (excluding Mr. Longo) using this methodology and selected the employee with the median taxable compensation. Our median employee was a part-time store team member whose total annual compensation for Fiscal 2024 was $4,341.

We believe the pay ratio described above is a reasonable estimate calculated in a manner consistent with SEC rules and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

In addition to the pay ratio required by the SEC’s rules, we are also providing a supplemental pay ratio that excludes all part-time, temporary and seasonal employees of the Company from the determination of our median employee and the calculation of the annual total compensation of our median employee. Our large population of part-time, temporary and seasonal employees has the effect of lowering the annual total compensation for our median employee. We believe that a pay ratio that uses only full-time employees as of December 19, 2023 (excluding Mr. Longo) for purposes of determining our median employee provides a more representative comparison of the Chief Executive Officer’s total compensation to the median employee’s annual total compensation.

We identified the median employee for purposes of the supplemental pay ratio using the same methodology as the required pay ratio. Applying this methodology to our full-time employees at December 19, 2023, we determined that our median employee in Fiscal 2024 was a full-time store team member with annual total compensation in the amount of $29,728. As a result, the ratio of the annual total compensation of the Chief Executive Officer for Fiscal 2024 to the median full-time employee’s total annual compensation for Fiscal 2024, was estimated to be 71:1.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Director Compensation Table

Annual compensation for non-employee Directors for Fiscal 2024 was comprised of cash and equity compensation. Each of these components and the total compensation amounts of our non-employee Directors for Fiscal 2024 are shown in the following table (in dollars):

Director	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	All Other Compensation(3)	Total
Ramesh Chikkala(4)	$70,000	$75,252	$0	$0	$145,252
Anthony F. Crudele	$145,000	$135,033	$0	$0	$280,033
Pamela Edwards(5)	$70,000	$70,757	$0	$0	$140,757
Karen S. Etzkorn	$70,000	$110,046	$0	$0	$180,046
Terrance G. Finley	$70,000	$0	$110,018	$0	$180,018
Dorlisa K. Flur	$95,000	$110,046	$0	$0	$205,046
James A. Hilt	$70,000	$0	$110,018	$0	$180,018
Linda Hubbard(6)	$0	$215,139	$0	$0	$215,139
Lorna E. Nagler	$95,000	$110,046	$0	$0	$205,046

(1) Stock awards represent the annual equity award to Directors for those Directors who chose stock as their form of equity under the Amended and Restated 2012 Non-Employee Director Equity Plan (the “DEP”) and director fees deferred into stock units

Index
under the 2015 Director Deferred Compensation Plan (the “Deferred Plan”). Stock awards are valued at their grant date fair value equal to the closing stock price of our common stock on the immediate business day preceding grant.

(2) Option awards represent the annual equity award to Directors for those Directors who chose stock options as their form of equity under the DEP. Stock options are valued at their grant date fair value in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 – Compensation –Stock Compensation (ASC Topic 718). At February 3, 2024, only Messrs. Finley and Hilt had options outstanding to purchase our common stock as follows:

Director	Options Outstanding	Expiration Dates
Mr. Finley	45,851	3/18/2024 - 3/31/2033
Mr. Hilt	15,417	9/30/2027 - 3/31/2033

During Fiscal 2024, we made an annual grant of stock options to Messrs. Finley and Hilt dated March 31, 2023. A total of 8,188 stock options were granted at an exercise price of $58.38. The fair value of the grant was $26.87, which was estimated on the date of grant using the Black-Scholes pricing model assuming an expected life of 5.73 years, expected volatility of 53.76%, a risk-free interest rate of 3.57% and dividend yield of 1.71%.

See Note 5, “Stock Based Compensation,” to the consolidated financial statements in our Annual Report for additional information regarding the Company’s assumptions concerning expected option life, expected volatility, risk-free interest rate and dividend yield.

(3) All other compensation consists of interest earned on deferred compensation. It does not include the value of occasional gifts of negligible value given to Directors such as athletic-inspired merchandise.

(4) Mr. Chikkala was elected to our Board in May 2022. In Fiscal 2024, he received a pro-rated annual equity grant which converted into 1,289 shares of our common stock.

(5) Ms. Edwards was appointed to our Board in June 2022. In Fiscal 2024, she received a pro-rated annual equity grant which converted into 1,211 shares of our common stock.

(6) Ms. Hubbard elected to defer all her fees earned for Fiscal 2024 into stock units subject to the provisions of the Deferred Plan. Total fees earned by Ms. Hubbard for Fiscal 2024 were $105,000. Allocations of deferred fees are calculated each calendar quarter. The Fiscal 2024 deferrals for Ms. Hubbard converted into 2,073 stock units that will be paid out under the Deferred Plan based upon her deferral election.

Director Fees Earned or Paid in Cash

Fees earned or paid in cash consist of annual Board fees to all non-employee Directors and annual retainers for our Board Chair and Chairs of our Audit, Compensation and NCG Committees. The Board adopted the following pay structure in Fiscal 2024 for non-management Directors:

Type	Annual Amount	Pay Frequency/Description
Annual Retainer	$70,000	Quarterly - to all non-employee Directors
Board Chair(1)	$75,000	Quarterly - additional annual retainer
Audit Committee Chair	$35,000	Quarterly - additional annual retainer
Compensation Committee Chair	$25,000	Quarterly - additional annual retainer
NCG Committee Chair(2)	$25,000	Quarterly - additional annual retainer

(1) In the event the Board Chair is not an independent Director, the Board will designate a Lead Director who shall be an independent Director. There was no Lead Director in Fiscal 2024.

(2) In the event the Chair of the NCG Committee is not the Board Chair, the Chair of the NCG Committee will receive an additional annual retainer of $25,000. Otherwise, no additional retainer is paid.

Index
Payments to our independent Directors may be paid in cash or may be deferred into stock units, stock options or cash. Fees earned by our independent Directors are in the form of retainers with no per meeting fees. The total fees earned or paid in cash to all independent Directors during Fiscal 2024 are outlined in the following table:

Director	Annual	Board Chair	Committee Chair	Total Fees Earned	Total Paid in Cash
Mr. Chikkala	$70,000	$0	$0	$70,000	$70,000
Mr. Crudele	$70,000	$75,000	$0	$145,000	$145,000
Ms. Edwards	$70,000	$0	$0	$70,000	$70,000
Ms. Etzkorn	$70,000	$0	$0	$70,000	$70,000
Mr. Finley	$70,000	$0	$0	$70,000	$70,000
Ms. Flur	$70,000	$0	$25,000	$95,000	$95,000
Mr. Hilt	$70,000	$0	$0	$70,000	$70,000
Ms. Hubbard(1)	$70,000	$0	$35,000	$105,000	$0
Ms. Nagler	$70,000	$0	$25,000	$95,000	$95,000

(1) Ms. Hubbard elected to defer all of her Board fees into stock units pursuant to the Deferred Plan.

Equity Plans for Directors

There were two plans that governed equity awards to non-employee Directors during Fiscal 2024.

DEP. The DEP provides for grants of equity awards to non-employee Directors and was adopted by our stockholders and made effective on May 24, 2012 and subsequently amended and restated effective on May 25, 2022. The expiration date of the DEP is May 25, 2032.

The DEP allows each non-employee Director to elect the form of equity they prefer and to receive their equity on a tax deferred basis. Non-employee Directors receive a fully vested equity award based on the value approved by the Board and the irrevocable elections must be made prior to the beginning of each calendar year. If no choice is made, the equity award will be issued as stock.

A newly appointed or elected non-employee Director to the Board can elect a form of equity prior to the first Board meeting attended. If no choice is made, the equity award will be issued as stock units based on the value approved by the Board for newly appointed or elected Directors. This initial award is subject to forfeiture if the Director does not complete one year of service on the Board, subject to death, change in control or subsequent Board action.

Each non-employee Director who is elected or appointed to the Board receives an equity award upon election. An annual grant is made to each non-employee Director who has served a full fiscal year, which is pro-rated for Directors who serve less than one full fiscal year. Under the DEP, the stockholder approved maximum value allowed for equity awards to each non-employee Director is $150,000 annually. The Board currently awards below the maximum value allowed. For Fiscal 2024, the value of the award to each tenured Director was $110,000 with the exception of Mr. Crudele whose award value was $135,000 as Board Chair. Mr. Chikkala and Ms. Edwards each received a pro-rated award in Fiscal 2024 based on their Fiscal 2023 service.

The annual option grant to non-employee Directors is governed by the DEP. The annual grant to non-employee Directors occurs on the same date as the annual grant of equity awards to management and our other employees. Prior to May 2023, the Compensation Committee’s policy set the annual grant date as no earlier than the second business day following the filing of the Company’s annual report on Form 10-K, but no later than the first Monday of April. The Fiscal 2024 annual awards were granted under this policy. Beginning May 2023, the Compensation Committee’s policy has set the annual grant date as two business days following the public filing of our quarterly report on Form 10-Q or our annual report on Form 10-K. The Fiscal 2025 annual awards will be granted under this revised policy. Equity forms allowed under the DEP are stock, stock options, stock appreciation rights, restricted stock and restricted stock units.

Deferred Plan. The Deferred Plan was adopted effective July 1, 2015 and allows non-employee Directors an election to defer all or a portion of their fees into a cash deferral account, stock units or stock options annually on a calendar year basis. Any eligible Director may make a deferral by delivering an election to us no later than December 31 of the year immediately preceding the

Index
year to which the election is related. Newly elected or appointed eligible Directors have 30 days following the date on which they first became a Director to make an election.

One eligible Director deferred all Board fees earned in Fiscal 2024. For Fiscal 2025, one eligible Director has elected to defer all or a portion of her Board fees. Deferrals to stock option awards are governed by the DEP.

Cash Deferral. Under the Deferred Plan, on the first day of each calendar quarter, total fees deferred in cash during the immediately preceding quarter are credited to a deferral account. Interest accruals on the deferred balance are calculated each calendar quarter and is based on the 30-year Treasury Bond Rate in effect on the credit date.

Stock Units. Under the Deferred Plan, the election to defer fees into stock units is calculated by taking the total fees deferred each calendar quarter and dividing by the closing price of our common stock on the next to last day of the calendar quarter to determine the number of stock units earned for that period. Stock units earned are governed by the DEP.

Ms. Hubbard elected to defer 100% of her Board fees earned during Fiscal 2024 into stock units. In Fiscal 2024, Ms. Hubbard deferred fees of approximately $105,000, which converted into 2,073 stock units.

Option Awards. Under the Deferred Plan, the election to defer fees into stock options is calculated by taking the total fees deferred each calendar quarter and dividing by the closing price of our common stock on the next to last day of the calendar quarter times a factor of 0.33 to determine the number of stock options earned for that period. Stock options earned are governed by the DEP.

Options awarded to non-employee Directors vest immediately upon grant and expire on the tenth anniversary of the date of grant. We apply the fair value recognition provisions of ASC Topic 718. The fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. (See Note 5, “Stock Based Compensation,” to the consolidated financial statements in our Original Filing.)
All Other Compensation

We have determined that there was no other compensation paid to Directors for director services in Fiscal 2024 except for the interest earned on Ms. Edwards’ deferred compensation. It does not include occasional gifts to Directors, usually in the form of merchandise such as footwear or apparel, which have a negligible market value. Each Director is entitled to reimbursement for his/her reasonable out-of-pocket expenses incurred in connection with travel to and from, and attendance at, meetings of the Board or its committees and related activities, including director education courses and materials.

Stock Ownership Requirements for Non-Employee Directors

The Compensation Committee has adopted stock ownership requirements for Directors in an effort to better align personal and corporate incentives of Directors with our stockholders. Within five years of a Director’s election or appointment, non-employee Directors are required to maintain ownership of Company equity in an amount equal to four times (4x) their annual cash retainer. Company equity may be in the form of common stock or common stock equivalents such as options, restricted stock, stock units, etc. Common stock and common stock equivalents are valued based on the closing price of our common stock on the last business day of the fiscal year, and stock options are valued using the Black Scholes method as if the award had been granted on the last day of the fiscal year if the stock options are “in-the-money” as of the last business day of the fiscal year.

Once the ownership requirement threshold is initially achieved, the Director will be granted reasonable, additional time to re-achieve the required stock ownership level if it is determined that the ownership fell below the required level due solely to a price decline of our stock, as opposed to the disposition of Company equity.

As of the fiscal year ended February 3, 2024, all of our non-employee Directors were in compliance with the stock ownership requirements, including Mr. Chikkala and Ms. Edwards who were elected or appointed, as applicable, to the Board in May 2022 and June 2022, respectively, and who have five years from their election or appointment, as applicable, to achieve the required ownership amount.

Index
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the beneficial ownership of the Company’s common stock as of May 22, 2024, by each person (or group with the meaning of Section 13(d)(3) of the Exchange Act) known by the Company to own beneficially more than five percent of the Company’s common stock.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
BlackRock, Inc.(3) 50 Hudson Yards New York, NY 10001	2,062,054	17.3%
Fund 1 Investments, LLC(4) 100 Carr 115, Unit 1900 Rincon, Puerto Rico 00677	1,005,123	8.4%
The Vanguard Group(5) 100 Vanguard Blvd. Malvern, PA 19355	892,220	7.5%
Dimensional Fund Advisors LP(6) 6300 Bee Cave Road, Building One Austin, TX 78746	785,299	6.6%
LSV Asset Management(7) 155 N. Wacker Drive, Ste 4600 Chicago, IL 60606	658,318	5.5%
Macquarie Group Limited(8) 610 Market Street Philadelphia, PA 19106	619,042	5.2%

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed as of any date to have “beneficial ownership” of any security that such person has a right to acquire within 60 days of May 22, 2024. Any such security is deemed to be outstanding for purposes of calculating the ownership percentage of such person but is not deemed to be outstanding for purposes of calculating the ownership percentage of any other person. Unless otherwise noted, information in the table is based on Schedule 13G or 13G/A filings reporting beneficial ownership as of December 31, 2023.

(2) Percent of class is based on 11,948,003 shares of Company common stock outstanding at May 22, 2024.

(3) Shares over which BlackRock, Inc., registered investment advisor, has discretionary authority to buy, sell and vote, as reported in its Schedule 13G/A filed with the SEC on January 19, 2024.

(4) Shares over which Fund 1 Investments, LLC, registered investment advisor, has discretionary authority to buy, sell and vote, as reported in its Schedule 13G filed with the SEC on February 14, 2024.

(5) Shares over which The Vanguard Group, Inc., registered investment advisor, has discretionary authority to buy, sell and vote, as reported in its Schedule 13G/A filed with the SEC on February 13, 2024.

(6) Shares over which Dimensional Fund Advisors LP, registered investment advisor, has discretionary authority to buy, sell and vote, as reported in its Schedule 13G/A filed with the SEC on February 9, 2024.

(7) Shares over which LSV Asset Management, registered investment advisor, has discretionary authority to buy, sell and vote, as reported in its Schedule 13G filed with the SEC on February 9, 2024.

(8) Shares over which Macquarie Group Limited, registered investment advisor, has discretionary authority to buy, sell and vote, as reported in its Schedule 13G filed with the SEC on February 14, 2024.

Index
Security Ownership of Directors and Executive Officers

The following table sets forth certain information concerning the beneficial ownership of our common stock as of May 22, 2024, by (i) each director or nominee (each of whom is currently a director), (ii) each of our current NEOs and (iii) all current directors and executive officers as a group.

	Amount and Nature of Beneficial Ownership(1)
Name of Beneficial Owner	Common Stock	Stock Equivalent Units	Options Exercisable (2)	Total Percent of Class
Jared S. Briskin	47,990	0	0	*
Ramesh Chikkala	4,610	0	0	*
Anthony F. Crudele	45,276	0	0	*
Pamela J. Edwards	3,505	824	0	*
Karen S. Etzkorn	5,913	1,447	0	*
Terrance G. Finley	3,226	0	40,520	*
Dorlisa K. Flur	5,598	7,935	0	*
James A. Hilt	2,978	5,832	15,417	*
Linda Hubbard	5,161	0	0	*
Benjamin A. Knighten	16,406	0	0	*
Michael E. Longo	92,721	0	0	*
Lorna E. Nagler	14,909	0	0	*
William G. Quinn	18,800	0	0	*
Robert J. Volke	21,912	0	0	*
All Directors and Executive Officers as a Group (19 Persons)	384,985	16,038	55,937	3.8%
* Less than one percent (1.0%)

(1) As used in this table, “beneficial ownership” means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. Total percent of class is based on 11,948,003 shares of Company common stock outstanding at May 22, 2024. A person is deemed as of any date to have “beneficial ownership” of any security that such person has a right to acquire within 60 days of May 22, 2024 and includes stock equivalent units with vest dates within 60 days of May 22, 2024 and, in the case of our Directors, stock equivalent units that would vest upon their retirement from the Board.

(2) Common stock subject to options that are currently exercisable or exercisable or will vest within 60 days of May 22, 2024 are deemed to be outstanding and beneficially owned by the person holding the options.

Equity Compensation Plan Information

The table providing information on the equity securities of the Company that are authorized for issuance under its equity compensation plans as of February 3, 2024 was included in the Original Filing.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

We have written procedures in place to identify material related party transactions, including a quarterly survey of senior management and other key employees. Potential related party transactions and relationships are evaluated quantitatively and qualitatively. Quarterly, as part of our SOX compliance, we consider all potential related party transactions and potential conflicts of interest. Information is gathered and maintained by our Vice President and Chief Accounting Officer and is communicated quarterly to the Audit Committee. Annually, a detailed Director and Officer’s ("D&O") Questionnaire, is prepared and distributed to all Directors and executive officers. The D&O Questionnaire is certified by the Director or executive officer and reviewed by our General Counsel and/or Company counsel.

Index
As prescribed in their Board-approved charter, the Audit Committee is responsible for reviewing and approving all related party transactions that are required to be disclosed under Item 404 of Regulation S-K. In addition, the Audit Committee and Board review related party transactions to ensure that prescribed levels of materiality are not violated, and independent judgment is not adversely affected.

T.I.G. Management, LLC ("TIG")
TIG performs certain new store and store remodel construction for us and is 70% owned by a close relative of our Chief Executive Officer. In Fiscal 2024, payments to TIG for their services were $6.8 million.

Retail Security Gates, LLC ("RSG")
RSG provides specially manufactured store front security gates and is 50% owned by a close relative of our Chief Executive Officer. In Fiscal 2024, payments to RSG for their services were $0.9 million.

The Board has determined that the relationships described above do not prejudice the independence of Mr. Longo as defined by the Nasdaq Listing Rules. The Company did not have any loans or extensions of credit outstanding to any of its Directors or executive officers during Fiscal 2024.

Director Independence

We are committed to principles of good corporate governance and the independence of a majority of our Board from our management. All members of our Audit Committee, Compensation Committee and NCG Committee have been determined by our Board to be independent Directors as defined under Rule 5605 of the Nasdaq Listing Rules.

It is the responsibility of each Director and prospective Director to disclose to the Board any relationship that could impair his or her independence or any conflict of interest with the Company, including, but not limited to, family members, customers, suppliers, distributors, lenders, legal counsel, consultants of the Company, significant stockholders of the Company and any competitor or other person having an interest adverse to the Company. Each Director is required to complete an annual questionnaire providing information necessary for the Company to assist the Board in reconfirming each Director’s independence and making required disclosures in the Company’s Proxy Statement, where applicable.

Pursuant to Rule 5605 of the Nasdaq Listing Rules, our Board determines whether each Director is independent. In accordance with the standards, the Board must determine that an independent Director has no material relationship with us other than as a Director. The standards specify the criteria by which the independence of our Directors will be determined, including strict guidelines for Directors and their immediate families with respect to past employment or affiliation with us or our independent registered public accounting firm. The standards also prohibit Audit Committee members from having any direct or indirect financial relationship with us and restrict both commercial and not-for-profit relationships between us and each Director. We may not give personal loans or extensions of credit to our Directors, and all Directors are required to deal at arm’s length with us and our subsidiaries, and to disclose any circumstance that might be perceived as a conflict of interest.

As a result of this review, the Board has affirmatively determined that none of our Directors or nominees has a material relationship with us, other than Mr. Longo who is a member of management. All committees of our Board are comprised solely of independent Directors.

In making this determination, the Board considered that in the ordinary course of business, transactions may occur with a company or firm with which we do business and that one or more of our Directors may also have a relationship. Our Board has determined that such involvement is not material and does not violate any part of the definition of “independent Director” under Nasdaq Listing Rules.

Index
Item 14. Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed by Ernst &Young, LLP ("E&Y") for professional services rendered in connection with the integrated audit of our annual consolidated financial statements set forth in our Annual Reports on Form 10-K for the fiscal years ended February 3, 2024 and January 28, 2023, and the review of our quarterly condensed consolidated financial statements set forth in our Quarterly Reports on Form 10-Q for each of our quarters during the two fiscal years then ended (in thousands):

	Fiscal Year
	2024	2023
Audit fees(1)	$1,099	$1,027
Audit-related fees(2)	120	44
Tax fees(3)	0	0
All other fees(4)	0	165
Total fees	$1,219	$1,236

(1) Audit Fees. Audit fees represent fees and out-of-pocket expenses for professional services provided in connection with the audit of our consolidated financial statements, including audit of the internal control over financial reporting, the review of our quarterly condensed consolidated financial statements and audit services provided in connection with other statutory or regulatory filings.

(2) Audit-Related Fees. Audit-related fees represent fees for assurance and related services that are traditionally performed by the independent registered public accounting firm, including fees related to employee benefit plan audits.

(3) Tax Fees. Tax fees typically include fees in the areas of tax compliance, tax planning and tax consultation. We do not generally request such services from our independent registered public accounting firm.

(4) All Other Fees. Other fees paid to E&Y consisted of an ESG readiness assessment in Fiscal 2023 and an online subscription service for Fiscal 2023.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee is responsible for approving services and fees and overseeing E&Y's work. The Audit Committee has established pre-approval policies and procedures for all audit and permissible non-audit services provided by E&Y.

Prior to engagement of E&Y for the next year’s audit, a list of services and related fees expected during that year is presented to the Audit Committee for approval. The Audit Committee pre-approves these services. During the year, circumstances may arise when it may become necessary to engage E&Y for additional services not contemplated in the original pre-approved budget. In those instances, the Audit Committee requires specific pre-approval before engaging E&Y. The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

The Audit Committee has determined that the services rendered by E&Y during our most recent fiscal year are compatible with maintaining their independence. E&Y did not perform any services that were not related to audit functions with the exception of the ESG readiness assessment performed in Fiscal 2023.
PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)Documents filed as part of this report:

Number		Description
1.		Financial Statements.
The financial statements filed as part of this report are included in Part II, Item 8 of the Original Filing.

2.		Financial Statement Schedules.
We have omitted all Financial Statement Schedules because they are not required under the instructions to the applicable accounting regulations of the SEC or the information to be set forth therein is included in the financial statements or in the notes thereto.

3.		Exhibits.
The Exhibits listed below are the exhibits of Hibbett, Inc. and its wholly owned subsidiaries and are filed as part of, or incorporated by reference into, this report.

Certificates of Incorporation and By-Laws
2.1
Agreement and Plan of Merger, dated as of April 23, 2024, by and among Hibbett, Inc., Genesis Holdings, Inc., Steps Merger Sub, Inc. and, solely for purposes of certain provisions specified therein, JD Sports Fashion plc; incorporated herein by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2024.

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
Hibbett, Inc. Amended and Restated Non-Employee Director Equity Plan; incorporated herein by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2022.

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

21	*	Subsidiaries of the Registrant

Consents of Experts and Counsel
23.1	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

Certifications
31.1	*
Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer incorporated herein by reference to Exhibit 31.1 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2024.

31.2	*
Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer incorporated herein by reference to Exhibit 31.2 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2024.

31.3	**	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer, as amended
31.4	**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer, as amended
32.1	**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	*	Hibbett, Inc. Clawback Policy; incorporated by reference to Exhibit 97 of the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2024.

Interactive Data Files
101	*	The following financial statements from the Company's Annual Report on Form 10-K for the year ended February 3, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Stockholders' Investment; and (v) Notes to Consolidated Financial Statements.
104	*	Cover Page Interactive Data File (formatted in Inline XBRL and included in the interactive data files submitted as Exhibit 101).

	*	Filed or furnished as an exhibit to the Original Filing.
	**	Filed herein.
	†	Management Contract or Compensatory Plan or Arrangement

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIBBETT, INC.

Date:	May 29, 2024	By:	/s/ Robert J. Volke
Robert J. Volke Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)