Form 10-Q
period 2024-05-04
HIBBETT INC
filed 2024-06-11
CIK 1017480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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
As of June 6, 2024, 11,948,003 shares of common stock, par value $0.01 per share, were outstanding.

HIBBETT, INC.

Index
PART I.  FINANCIAL INFORMATION
ITEM 1.    Financial Statements.
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(in thousands)

ASSETS	May 4, 2024	February 3, 2024	April 29, 2023
Current assets:
Cash and cash equivalents	$28,681	$21,230	$26,926
Receivables, net	16,970	16,743	12,582
Inventories, net	371,259	344,294	437,957
Other current assets	19,213	24,448	13,662
Total current assets	436,123	406,715	491,127

Property and equipment, net	182,391	183,949	175,285
Operating right-of-use assets	277,122	280,755	262,999
Finance right-of-use assets, net	1,696	1,837	1,913
Tradename intangible asset	23,500	23,500	23,500
Deferred income taxes, net	2,874	3,024	2,744
Other assets, net	11,625	9,442	7,777
Total assets	$935,331	$909,222	$965,345

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
Accounts payable	$128,069	$96,431	$131,437
Operating lease obligations	71,666	71,448	73,142
Credit facility	7,545	45,296	103,577
Finance lease obligations	534	538	929
Accrued payroll expenses	14,656	8,488	7,707
Other accrued expenses	14,452	14,013	14,183
Total current liabilities	236,922	236,214	330,975
Operating lease obligations	242,231	245,649	228,645
Finance lease obligations	1,287	1,423	1,116
Other liabilities	7,638	6,911	5,594
Total liabilities	488,078	490,197	566,330

Stockholders' investment:
Preferred stock, $0.01 par value, no shares issued	—	—	—
Common stock - 40,384; 40,170; and 40,120 shares issued, respectively	404	402	401
Paid-in capital	224,616	221,668	216,309
Retained earnings	1,257,805	1,228,257	1,170,180
Treasury stock, at cost - 28,436; 28,376; and 27,373 shares repurchased, respectively	(1,035,572)	(1,031,302)	(987,875)
Total stockholders' investment	447,253	419,025	399,015
Total liabilities and stockholders' investment	$935,331	$909,222	$965,345

See notes to unaudited condensed consolidated financial statements.

Index

HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share information)

	13-Weeks Ended
	May 4, 2024		April 29, 2023
		% to Sales		% to Sales
Net sales	$447,163		$455,497
Cost of goods sold	286,957	64.2%	301,877	66.3%
Gross margin	160,206	35.8%	153,620	33.7%
Store operating, selling and administrative expenses	105,927	23.7%	96,014	21.1%
Depreciation and amortization	12,973	2.9%	11,693	2.6%
Operating income	41,306	9.2%	45,913	10.1%
Interest expense, net	231	0.1%	1,327	0.3%
Income before provision for income taxes	41,075	9.2%	44,586	9.8%
Provision for income taxes	8,575	1.9%	8,711	1.9%
Net income	$32,500	7.3%	$35,875	7.9%

Basic earnings per share	$2.73		$2.80
Diluted earnings per share	$2.67		$2.74

Weighted-average shares:
Basic	11,909		12,791
Diluted	12,153		13,111
Percentages may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	13-Weeks Ended
	May 4, 2024	April 29, 2023
Cash Flows From Operating Activities:
Net income	$32,500	$35,875
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,973	11,693
Stock-based compensation	2,481	2,005
Impairment charges	825	199
Other non-cash adjustments	1,067	1,449
Changes in operating assets and liabilities:
Inventories, net	(26,965)	(17,119)
Receivables, net	7,158	7,277
Accounts payable	28,374	(62,361)
Other assets and liabilities	2,225	(5,815)
Net cash provided by (used in) operating activities	60,638	(26,797)

Cash Flows From Investing Activities:
Capital expenditures	(8,456)	(14,219)
Other, net	(90)	(12)
Net cash used in investing activities	(8,546)	(14,231)

Cash Flows From Financing Activities:
Proceeds under credit facilities	104,999	214,075
Repayments under credit facilities	(142,750)	(146,762)
Stock repurchases	—	(10,199)
Cash dividends paid to stockholders	(2,949)	(3,173)
Payments of finance lease obligations	(139)	(281)
Proceeds from options exercised and purchase of shares under employee stock purchase plan	469	1,124
Other, net	(4,271)	(2,845)
Net cash (used in) provided by financing activities	(44,641)	51,939

Net increase in cash and cash equivalents	7,451	10,911
Cash and cash equivalents, beginning of period	21,230	16,015
Cash and cash equivalents, end of period	$28,681	$26,926
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Stockholders' Investment
(in thousands)

13-Weeks Ended May 4, 2024
	Common Stock				Treasury Stock
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Stockholders' Investment
Balance - February 3, 2024	40,170	$402	$221,668	$1,228,257	28,376	$(1,031,302)	$419,025
Net income	—	—	—	32,500	—	—	32,500
Issuance of shares through the Company's equity plans	213	2	467	—	—	—	469
Purchase of shares under the stock repurchase program	—	—	—	—	—	—	—
Settlement of net share equity awards	—	—	—	—	59	(4,270)	(4,270)
Excise tax on stock repurchases	—	—	—	—	—	—	—
Cash dividends declared, $0.25 per common share	—	—	—	(2,953)	—	—	(2,953)
Stock-based compensation	—	—	2,481	—	—	—	2,481
Balance - May 4, 2024	40,384	$404	$224,616	$1,257,805	28,436	$(1,035,572)	$447,253

13-Weeks Ended April 29, 2023
	Common Stock				Treasury Stock
	Shares	Amount	Paid-In Capital	Retained Earnings	Shares	Amount	Total Stockholders' Investment
Balance - January 28, 2023	39,917	$399	$213,182	$1,137,481	27,167	$(974,831)	$376,231
Net income	—	—	—	35,875	—	—	35,875
Issuance of shares through the Company's equity plans	203	2	1,122	—	—	—	1,124
Purchase of shares under the stock repurchase program	—	—	—	—	160	(10,199)	(10,199)
Settlement of net share equity awards	—	—	—	—	47	(2,833)	(2,833)
Excise tax on stock repurchases	—	—	—	—	—	(12)	(12)
Cash dividends declared, $0.25 per common share	—	—	—	(3,176)	—	—	(3,176)
Stock-based compensation	—	—	2,005	—	—	—	2,005
Balance - April 29, 2023	40,120	$401	$216,309	$1,170,180	27,373	$(987,875)	$399,015
Columns may not foot due to rounding.
See notes to unaudited condensed consolidated financial statements.

Index
HIBBETT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.    Basis of Presentation and Critical Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Hibbett, Inc. and its wholly-owned subsidiaries (including the condensed consolidated balance sheet as of February 3, 2024, which has been derived from audited financial statements) have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP") for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. References to “Hibbett,” “we,” “our,” “us,” and the “Company” refer to Hibbett, Inc. and its subsidiaries, as well as its predecessors.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, filed on March 25, 2024, as amended by Amendment No. 1 thereto on Form 10-K/A, filed on May 29, 2024 (the "2024 Annual Report"). The unaudited condensed consolidated financial statements have been prepared on a basis consistent in all material respects with the accounting policies described in the 2024 Annual Report and reflect all adjustments of a normal recurring nature that are, in management’s opinion, necessary for the fair presentation of the results of operations, financial position and cash flows for the periods presented.

Occasionally, certain reclassifications are made to conform previously reported data to the current presentation. Unless otherwise specifically noted, such reclassifications have no impact on total assets, total liabilities, net income, cash flows or stockholders’ investment in any of the periods presented.

Property and Equipment

Property and equipment are recorded at cost. Finance lease assets are shown as right-of-use ("ROU") assets and are excluded from property and equipment (see Note 4, Leases).

Property and equipment consist of the following (in thousands):

	May 4, 2024	February 3, 2024	April 29, 2023
Land	$7,289	$7,289	$7,277
Buildings	22,792	22,760	22,552
Equipment	142,530	141,989	140,265
Furniture and fixtures	71,602	72,460	68,836
Leasehold improvements	210,660	205,568	179,980
Construction in progress	5,881	6,089	4,151
Total property and equipment	460,754	456,155	423,061
Less: accumulated depreciation and amortization	278,363	272,206	247,776
Total property and equipment, net	$182,391	$183,949	$175,285

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

Gift Cards and Customer Orders: The net deferred revenue liability for gift cards and customer orders at May 4, 2024, February 3, 2024, and April 29, 2023 was $6.9 million, $7.1 million, and $10.4 million, respectively, recognized in accounts payable on our unaudited condensed consolidated balance sheets.

During the 13-weeks ended May 4, 2024 and April 29, 2023, gift card deferred revenue realized from prior periods was immaterial.

Index

Loyalty Program: We offer the Hibbett/City Gear Rewards program whereby upon registration and in accordance with the terms of the program, customers earn points on certain purchases. Points convert into rewards at defined thresholds. The short-term future performance obligation liability is estimated at each reporting period based on historical conversion and redemption patterns. The liability is included in other accrued expenses on our unaudited condensed consolidated balance sheets and was $4.4 million, $4.2 million, and $4.2 million at May 4, 2024, February 3, 2024, and April 29, 2023, respectively.

Revenues disaggregated by major product categories are as follows (in thousands):

	13-Weeks Ended
	May 4, 2024	April 29, 2023
Footwear	$323,850	$320,534
Apparel	69,522	88,833
Equipment	53,791	46,130
Total	$447,163	$455,497

Indefinite-Lived Intangible Assets

The City Gear tradename is an indefinite-lived asset which is not amortized, but rather tested for impairment at least annually, or on an interim basis if events and circumstances have occurred that indicate that it is more likely than not that an asset is impaired. No impairment related to the tradename intangible was recognized during the 13-weeks ended May 4, 2024 or April 29, 2023.

2.    Merger Agreement

On April 23, 2024, we entered into an Agreement and Plan of Merger ("Merger Agreement") by and among the Company, Genesis Holdings, Inc., an Indiana corporation ("Parent"), Steps Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Parent ("Merger Sub"), and, solely for purposes of certain provisions specified therein, JD Sports Fashion plc, a company incorporated under the laws of England and Wales and the ultimate parent company of Parent and Merger Sub ("JD Sports"). Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the "Merger") effective as of the effective time of the Merger ("Effective Time"). As a result of the Merger, Merger Sub will cease to exist, and Hibbett will survive as a wholly owned subsidiary of Parent (the "Surviving Corporation").

As a result of the Merger, except as otherwise provided in the Merger Agreement, at the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time (other than (i) shares of our common stock held as treasury stock or owned by any direct or indirect wholly owned subsidiary of the Company, JD Sports or any direct or indirect wholly owned subsidiary of JD Sports and (ii) shares of our common stock held by a stockholder who has not voted in favor of the adoption of the Merger Agreement and who has complied with all of the provisions of the General Corporation Law of the State of Delaware concerning the right of holders of shares or our common stock to demand appraisal of their shares) will automatically be converted into the right to receive $87.50 in cash, without interest.

The consummation of the Merger is subject to the satisfaction or waiver of various customary conditions set forth in the Merger Agreement, including, but not limited to:
•the approval of the Merger Agreement by the affirmative vote of the holders of a majority of the issued and outstanding shares of our common stock;
•the absence of any restraint or law preventing or prohibiting the consummation of the Merger;
•the accuracy of Parent's, Merger Sub's, and our representations and warranties (subject to certain materiality qualifiers);
•Parent's, Merger Sub's, and our compliance in all material respects with their respective covenants and agreements required by the Merger Agreement to be performed or complied with before the Effective Time; and
•the absence of any Company Material Adverse Effect (as defined in the Merger Agreement) occurring since April 23, 2024.

The consummation of the Merger was also subject to the expiration of any applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). Hibbett and the Pentland

Index
Group, the majority shareholder of JD Sports, made the filings required by the HSR Act on May 8, 2024. The applicable waiting period under the HSR Act expired at 11:59 p.m. Eastern Time on June 7, 2024.

The consummation of the Merger is not subject to a financing condition.

The Merger is expected to close in the third calendar quarter of 2024.

If the Merger is consummated, shares of our common stock will be delisted from the Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended.

The foregoing description of the Merger and the Merger Agreement does not purport to be and is not complete and is subject to and qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2024.

On April 23, 2024, upon entering into the Merger Agreement, we incurred $2.5 million of financial advisory fees, which we recorded during the 13-weeks ended May 4, 2024. Total expenses incurred during the 13-weeks ended May 4, 2024 related to the proposed Merger were $2.6 million, which are reported as selling, general and administrative expenses in the unaudited consolidated statements of operations.

See Item 1A. Risk Factors for a discussion of certain risks related to the Merger.

3.    Recent Accounting Pronouncements

Standards that were adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that requires disclosures about significant segment expenses and additional interim disclosure requirements. This standard also requires a single reportable segment to provide all disclosures required by ASC 280. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Amendments should be applied retrospectively for all prior periods presented in the consolidated financial statements. We are currently evaluating the potential impact of adopting this standard on our disclosures but do not expect its adoption to have a material impact on our financial position, results of operations or cash flows.

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

We continuously monitor and review all current accounting pronouncements and standards from the Financial Accounting Standards Board of U.S. GAAP for applicability to our operations and financial reporting. As of May 4, 2024, there were no new pronouncements or interpretations that had or were expected to have a significant impact on our financial reporting.

4.    Leases

ROU lease assets are periodically reviewed for impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant, and Equipment - Overall, to determine when to evaluate assets and asset groups, including ROU assets, for impairment and to calculate any impairment loss to be recognized. Asset group impairment charges in the 13-weeks ended May 4, 2024 and April 29, 2023, were immaterial.

Index
Lease costs are as follows (in thousands):

	13-Weeks Ended
	May 4, 2024	April 29, 2023
Operating lease cost	$21,278	$20,038
Finance lease cost:
Amortization of assets	141	255
Interest on lease liabilities	21	27
Variable lease cost	5,017	5,068
	$26,457	$25,388

Finance ROU assets on the unaudited condensed consolidated balance sheets at May 4, 2024, February 3, 2024, and April 29, 2023 are shown net of accumulated amortization of $4.5 million, $4.4 million, and $3.6 million, respectively.

The following table provides ROU assets obtained in exchange for lease obligations (in thousands):

	13-Weeks Ended
	May 4, 2024	April 29, 2023
ROU assets obtained in exchange for lease obligations, net:
Operating leases	$16,835	$18,433
Finance leases	$—	$—

As of May 4, 2024, we have entered into approximately $14.0 million of operating lease obligations related to future store locations that have not yet commenced.

5.    Debt
On February 28, 2023, we entered into an unsecured Credit Agreement (the "2023 Credit Facility") with Regions Bank, as administrative agent for the lenders, swingline lender and issuing bank. The 2023 Credit Facility matures on February 28, 2028. Terms and conditions include the following:
•aggregate principal amount of commitments of $160 million, which includes a $25 million sublimit for the issuance of standby letters of credit and $25 million sublimit for swingline loans;
•permits us to increase the aggregate principal amount of commitments by up to an additional $50 million, subject to certain terms and conditions;
•provides that borrowings bear interest at either (i) an annual rate equal to the BSBY Rate, plus an applicable margin ranging from 1.0% to 2.0% depending on specified leverage levels (the "Applicable Margin"), or (ii) at the Company's option, (x) a base rate as set forth in the 2023 Credit Facility plus the Applicable Margin or (y) the BSBY Rate plus the Applicable Margin; and
•provides for an annual commitment fee, dependent on the amount of debt outstanding, between 12.5 and 25 basis points of the unused portion of the 2023 Credit Facility.

On February 26, 2024, we secured an irrevocable standby letter of credit ("Letter of Credit") with Regions Bank in the amount of $0.6 million which effectively reduced the aggregate principal amount of commitments under the 2023 Credit Facility to $159.4 million.

Under the 2023 Credit Facility, we are subject to certain financial covenants, which include:
•advance limitation of 55% of the net book value of the Company's inventory;
•a Consolidated Lease-Adjusted Leverage Ratio comparing lease-adjusted funded debt (funded debt plus all lease liabilities) to EBITDAR (as defined under the 2023 Credit Facility) with a maximum of 3.5x; and
•a Consolidated Fixed Coverage Charge Ratio comparing EBITDAR to fixed charges and certain current liabilities (as defined) with a minimum of 1.2x.
As of May 4, 2024, we were in compliance with these covenants.

Index
Activity against our credit facilities during the periods indicated are as follows (dollars in millions):

	May 4, 2024	February 3, 2024	April 29, 2023
	13-Weeks Ended	53-Weeks Ended	13-Weeks Ended
Number of days borrowings incurred	56	359	91
Average borrowings	$13.3	$85.8	$96.7
Maximum borrowings	$52.0	$134.1	$124.9
Average interest rate	6.61%	6.35%	5.81%
At May 4, 2024, we had a balance of $7.5 million and a total of $151.9 million, net of the Letter of Credit, available to us under the 2023 Credit Facility. Pursuant to Section 5.1(b)(viii) of the Merger Agreement, net borrowings under the 2023 Credit Facility are limited to $110.0 million in the aggregate, leaving a total of $102.5 million available to us at May 4, 2024. (See Note 2, Merger Agreement.)

6.    Stock-Based Compensation

The stock-based compensation costs that have been charged against income were as follows (in thousands):

	13-Weeks Ended
	May 4, 2024	April 29, 2023
Stock-based compensation expense by type:
Stock options	$—	$220
Restricted stock units	2,320	1,653
Employee stock purchases	134	106
Director deferred compensation	27	26
Total stock-based compensation expense	2,481	2,005
Income tax benefit recognized	572	454
Stock-based compensation expense, net of income tax	$1,909	$1,551

Expense for restricted stock units is shown net of forfeitures, which were immaterial for the 13-weeks ended May 4, 2024 and April 29, 2023.
We granted the following equity awards:

	13-Weeks Ended
	May 4, 2024	April 29, 2023
Stock options	—	8,188
Restricted stock unit awards	59,841	78,515
Performance-based restricted stock unit awards	33,211	39,567
Deferred stock units	359	450

At May 4, 2024, the total compensation cost not yet recognized related to unvested restricted stock unit awards was $10.4 million and the weighted-average period over which such awards are expected to be recognized was 1.3 years. There were no unrecognized compensation costs related to unvested stock options at May 4, 2024.

Index
Details of stock options granted, exercise price per share and the weighted-average grant date fair value were as follows:

	13-Weeks Ended
	May 4, 2024	April 29, 2023
Total stock options granted	—	8,188
Exercise price	$—	$58.38
Fair value of stock options	$—	$26.87
Under the Hibbett, Inc. Amended and Restated Non-Employee Director Equity Plan, 12,689 shares of our common stock were subject to awards granted during the 13-weeks ended May 4, 2024 and 10,469 shares of our common stock were awarded during the 13-weeks ended April 29, 2023.
The number of shares purchased, the average price per share and the weighted-average grant date fair value of shares purchased through our employee stock purchase plan were as follows:

	13-Weeks Ended
	May 4, 2024	April 29, 2023
Shares purchased	7,170	7,026
Average price per share	$61.22	$50.13
Weighted-average fair value at grant date	$18.90	$17.60

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

	13-Weeks Ended
	May 4, 2024	April 29, 2023
Weighted-average shares used in basic computations	11,909	12,791
Dilutive equity awards	244	320
Weighted-average shares used in diluted computations	12,153	13,111
For the 13-weeks ended May 4, 2024, we did not exclude any options from the computations of diluted weighted-average common shares or common stock equivalents outstanding because of their anti-dilutive effect. For the 13-weeks ended May 4, 2024, we did not exclude any unvested stock awards granted to certain employees from the computations of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved as of May 4, 2024.

For the 13-weeks ended April 29, 2023, 88,001 options were excluded from the computation of diluted weighted-average common shares or common share equivalents outstanding because of their anti-dilutive effect. For the 13-weeks ended April 29, 2023, we also excluded 117,037 unvested stock awards granted to certain employees from the computations of diluted weighted-average common shares and common share equivalents outstanding because they are subject to certain performance-based annual vesting conditions which had not been achieved by April 29, 2023, respectively. There would have been 49,203 dilutive impact on shares assuming the performance criteria had been achieved as of April 29, 2023.

8.    Stock Repurchase Program
Our Board of Directors (the "Board") has authorized a stock repurchase program (the "Repurchase Program") since August 2004; replacing, amending, renewing and extending the Repurchase Program periodically. In the most recent amendment in

Index
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
The number of shares repurchased under the Repurchase Program and acquired from holders of restricted stock unit awards to satisfy tax withholding requirements were as follows (dollars in thousands):

	13-Weeks Ended
	May 4, 2024	April 29, 2023
Common stock repurchased under the Repurchase Program	—	159,592
Aggregate cost of repurchases under the Repurchase Program	$—	$10,199
Shares acquired from holders of restricted stock unit awards to satisfy tax withholding requirements	59,490	47,177
Tax withholding requirement from holders of restricted stock unit awards	$4,270	$2,833
Excise tax on stock repurchases	$—	$12

As of May 4, 2024, we had approximately $276.9 million remaining under the Repurchase Program for stock repurchases.

Pursuant to the terms and conditions of the Merger Agreement, the Company has agreed to suspend the Repurchase Program until the earlier of the consummation of the Merger or the termination of the Merger Agreement (See Note 2, Merger Agreement).
9.    Dividends

In June 2021, the Board instituted a recurring quarterly cash dividend. Since inception, our quarterly dividend has been $0.25 per share.

Cash dividends paid were as follows:

	13-Weeks Ended
	May 4, 2024	April 29, 2023
Cash dividends paid (in millions)	$2.9	$3.2
Total paid per share during period	$0.25	$0.25

On March 6, 2024, the Board authorized and declared a quarterly dividend in the amount of $0.25 per share on our common stock, which was paid on April 2, 2024 to stockholders of record as of the close of business on March 21, 2024. The aggregate payment was $2.9 million. Pursuant to the terms and conditions of the Merger Agreement, the Company has agreed to suspend the payment of dividends until the earlier of the consummation of the Merger or the termination of the Merger Agreement (See Note 2, Merger Agreement).

10.    Commitments and Contingencies
Legal Proceedings and Contingencies.

From time to time, We are a party to various legal matters in the ordinary course of its business, including actions by employees, consumers, suppliers, government agencies or others. We have recorded accruals with respect to these matters,

Index
where appropriate, which are reflected in our unaudited condensed consolidated financial statements. For some matters, a liability is not probable or the amount cannot be reasonably estimated and therefore an accrual has not been made.

We believe that pending legal matters, both individually and in the aggregate, will be resolved without a material adverse effect on our consolidated financial statements as a whole. However, litigation and other legal matters involve an element of uncertainty. Adverse decisions and settlements, including any required changes to our business, or other developments in such matters could affect our operating results in future periods or result in a liability or other amounts material to our annual consolidated financial statements. No material amounts were accrued at May 4, 2024, February 3, 2024, or April 29, 2023 pertaining to legal proceedings or other contingencies.

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
At May 4, 2024, February 3, 2024, and April 29, 2023, the liability associated with unrecognized tax benefits was immaterial. We file income tax returns in U.S. federal and various state jurisdictions. Generally, we are not subject to changes in income taxes by the U.S. federal taxing jurisdiction for years prior to Fiscal 2021 or by most state taxing jurisdictions for years prior to Fiscal 2020.

12.    Related-Party Transactions
Preferred Growth Properties, LLC ("PGP")
The Company leases one store under a lease arrangement with PGP, a wholly owned subsidiary of Books-A-Million, Inc. ("BAMM"). One of our directors is an executive officer of BAMM. Minimum annual lease payments are $0.1 million, if not in co-tenancy, and the lease termination date is February 28, 2027. Minimum lease payments remaining under the lease at May 4, 2024 and April 29, 2023 were immaterial.
T.I.G. Management, LLC ("TIG")

TIG performs certain new store and store remodel construction for the Company and is 70% owned by a close relative of the Company's President and CEO. For the 13-weeks ended May 4, 2024 and April 29, 2023, payments to TIG for its services were $3.2 million and $2.4 million, respectively. The amount outstanding to TIG, included in accounts payable on our unaudited condensed consolidated balance sheets at May 4, 2024, February 3, 2024, and April 29, 2023, was immaterial.

Retail Security Gates, LLC ("RSG")

RSG provides specially manufactured store front security gates used in certain of our store locations and is 50% owned by a close relative of the Company's President and CEO. For the 13-weeks ended May 4, 2024 and April 29, 2023, payments to RSG were $0.5 million and $0.2 million, respectively. The amount outstanding to RSG, included in accounts payable on our unaudited condensed consolidated balance sheets at May 4, 2024, February 3, 2024 and April 29, 2023, was immaterial.

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

Index
“plan,” “forecast,” “guidance,” “outlook,” “estimate,” “will,” “may,” “could,” “possible,” “potential,” or other similar words, phrases or expressions. For example, our forward-looking statements include statements regarding:
•uncertainties related to the Merger, including our ability to close the transactions contemplated by the Merger Agreement, and the impact of the costs related to the Merger;
•restrictions on our ability to operate as a result of the Merger Agreement;
•litigation related to the transactions contemplated by the Merger Agreement;
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
•our ability to retain key personnel and other employees at Hibbett and City Gear due to current labor challenges, wage inflation or otherwise, as well as attract, retain and motivate our employees until the closing of the Merger;
•our anticipated net sales, comparable store net sales changes, net sales growth, gross margins, expenses and earnings;
•our business strategy, omni-channel platform, logistics structure, target community presence and the expected impact of such factors on our net sales growth;
•our store growth, including our plans to add, expand, relocate or close stores, our communities' ability to support such growth, expected changes in total square footage, our ability to secure suitable locations for new stores and the suitability of our wholesale and logistics facility;
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

A forward-looking statement is neither a prediction nor a guarantee of future results, events or circumstances. You should not place undue reliance on forward-looking statements. Our forward-looking statements are based on currently available operational, financial and business information and speak only as of the date of this report. Our business, financial condition, results of operations and prospects may have changed since that date. For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully consider the risk factors described from time to time in our other documents and reports, including the factors described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, filed with the SEC on March 25, 2024, and as amended by Amendment No. 1 thereto on Form 10-K/A, filed on May 29, 2024 (the "2024 Annual Report"). You should also

Index
read such information in conjunction with our unaudited condensed consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

As of May 4, 2024, we operated a total of 1,169 retail stores under the Hibbett, City Gear and Sports Additions banners in 36 states:

		Location
Brand	Average Square Footage	Strip Center(1)	Mall	Total
Hibbett	5,800	789	171	960
City Gear	5,200	156	37	193
Sports Additions(2)	2,900	3	13	16
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

Index
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

In addition to e-commerce sales, we included the following number of stores in comparable store sales:

	May 4, 2024	April 29, 2023
13-weeks ended	1,118	1,088

Executive Summary

Merger Agreement

As described more fully under Item 1, Note 2, Merger Agreement, on April 23, 2024, we entered into the Merger Agreement providing for the acquisition of the Company by a subsidiary of JD Sports, subject to the terms and conditions set forth in the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, at the Effective Time, each share of our common stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $87.50 in cash, without interest. The consummation of the Merger is subject to the satisfaction or waiver of various customary conditions set forth in the Merger Agreement, including, but not limited to, the adoption of the Merger Agreement by the Company’s stockholders and the receipt of certain regulatory approvals. The consummation of the Merger is not subject to a financing condition.

We have filed a preliminary proxy statement with the SEC on Schedule 14A with respect to the approval of the Merger. You may obtain copies of all documents filed by us with the SEC regarding this transaction, free of charge, at the SEC's website, www.sec.gov or from the investor section of our website at www.hibbett.com.

Financial Highlights

Following is a highlight of our financial results for the periods presented:

	13-Weeks Ended
	May 4, 2024	April 29, 2023
Net sales (in millions)	$447.2	$455.5
E-commerce, percentage to net sales	13.4%	13.7%
Operating income, percentage to sales	9.2%	10.1%
Comparable store sales	(5.8)%	4.1%
Brick and mortar comparable store sales	(5.8)%	4.7%
E-commerce comparable sales	(5.8)%	0.6%
Net income (in millions)	$32.5	$35.9
Net income, percentage to net sales	7.3%	7.9%
Diluted earnings per share	$2.67	$2.74

During the 13-weeks ended May 4, 2024, we opened six new stores and closed six underperforming stores. This brings the store base to 1,169 in 36 states as of May 4, 2024. At May 4, 2024, we had $28.7 million of available cash and cash equivalents and $152.5 million available under our 2023 Credit Facility. Net inventory was $371.3 million at May 4, 2024, a 15.2% decrease compared to April 29, 2023 and up 7.8% from the beginning of the fiscal year. In comparison to the prior-year quarter, units on hand have declined by approximately 18% with decreases in both footwear and apparel. Inventory units on hand have increased by approximately 11% since the beginning of the fiscal year.

Index
Critical Accounting Policies and Estimates

Our critical accounting policies are described in Item 1, Note 1 - Basis of Presentation and Critical Accounting Policies.

The unaudited condensed consolidated financial statements are prepared in conformity with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates and assumptions. Our critical and significant accounting policies and estimates are described more fully in our 2024 Annual Report. There have been no changes in our accounting policies in the 13-weeks ended May 4, 2024, that had a material impact on our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, to the unaudited condensed consolidated financial statements included in this Form 10-Q for the period ended May 4, 2024, for information regarding recent accounting pronouncements.

Results of Operations
Summarized Unaudited Information

	13-Weeks Ended
	May 4, 2024	April 29, 2023
Statements of Operations
Net sales (decrease) increase	(1.8)%	7.4%
Comparable store sales (decrease) increase	(5.8)%	4.1%

Balance Sheets
Ending cash and cash equivalents (in thousands)	$28,681	$26,926
Average inventory per store	$317,587	$383,164

Store Information
Beginning of period	1,169	1,133
New stores opened	6	12
Stores closed	(6)	(2)
End of period	1,169	1,143

Estimated square footage at end of period (in thousands)	6,637	6,485

Share Repurchase Information(1)
Shares purchased under our Repurchase Program	0	159,592
Cost (in thousands)	$0	$10,199
Settlement of net share equity awards	59,490	47,177
Cost (in thousands)	$4,270	$2,833

Dividend Information
Number of declarations	1	1
Cash paid (in thousands)	$2,949	$3,173
Total paid per share	$0.25	$0.25
(1) Excludes excise taxes where applicable.

Index
13-Weeks Ended May 4, 2024 Compared to 13-Weeks Ended April 29, 2023

Net Sales

Net sales for the 13-weeks ended May 4, 2024, decreased 1.8% to $447.2 million compared with $455.5 million for the 13-weeks ended April 29, 2023. Comparable store sales decreased 5.8% versus the prior-year period. Brick and mortar comparable store sales declined 5.8% while e-commerce sales decreased 5.8% on a year-over-year basis. E-commerce represented 13.4% of total net sales for the 13-weeks ended May 4, 2024, compared to 13.7% in the 13-weeks ended April 29, 2023.

Footwear remained the strongest category during the quarter and increased 1.0% to $323.9 million as compared with $320.5 million for the prior-year period. Apparel for the quarter decreased 21.7% to $69.5 million as compared with $88.8 million for the prior-year period and continues to be adversely affected by promotional activity due to elevated inventory levels in the market.

Gross Margin

Gross margin was 35.8% of net sales for the 13-weeks ended May 4, 2024, compared with 33.7% of net sales for the 13-weeks ended April 29, 2023. The approximate 210 basis point increase was driven primarily by higher average product margin, which was approximately 195 basis points favorable to the prior-year period. The improved product margin was the result of a lower promotional and clearance environment. The slight year-over-year sales decline coupled with a higher store count resulted in deleverage of store occupancy costs of approximately 60 basis points. Other favorable gross margin impacts as a percent of net sales included freight and shipping costs of approximately 50 basis points, logistics expenses of approximately 15 basis points and an approximate 10 basis point improvement in shrink.

Store Operating, Selling and Administrative ("SG&A") Expenses

SG&A expenses were 23.7% of net sales for the 13-weeks ended May 4, 2024, compared with 21.1% of net sales for the 13-weeks ended April 29, 2023. The increase of approximately 260 basis points is primarily the result of inflation on wages, benefits and goods and services plus deleverage from the lower year-over-year sales volume. In addition, SG&A expense for the current quarter includes approximately $2.6 million of non-recurring professional fees associated with the pending JD Sports transaction.

Depreciation and Amortization

Depreciation and amortization of $13.0 million increased by approximately 30 basis points as a percentage of net sales for the 13-weeks ended May 4, 2024, compared to the 13-weeks ended April 29, 2023. The increase in depreciation and amortization expense reflects increased capital investment related to store development, technology initiatives and various infrastructure projects over the last several fiscal years.

Provision for Income Taxes

The combined federal, state, and local effective income tax rate as a percentage of pre-tax income was 20.9% for the 13-weeks ended May 4, 2024, and was 19.5% for the 13-weeks ended April 29, 2023. The quarterly effective tax rate fluctuates based on full-year taxable income projections, the impact of discrete items, and the relative level of pre-tax income or loss in each quarter.

Net Income

Net income for the 13-weeks ended May 4, 2024, was $32.5 million, or $2.67 per diluted share compared with net income of $35.9 million, or $2.74 per diluted share for the 13-weeks ended April 29, 2023.

Liquidity and Capital Resources

Macroeconomic Factors

We continue to monitor the impacts of inflation, higher interest rates, a more cautious consumer, the ongoing promotional environment, potential reduction or deferral of discretionary purchases, a tight labor market, excess inventory of apparel and select footwear styles in the marketplace and geopolitical conflicts on our business.

Index
We ended the first quarter of Fiscal 2025 with $28.7 million of available cash and cash equivalents on the unaudited condensed consolidated balance sheet. As of May 4, 2024, we had $7.5 million of debt outstanding and $151.9 million, net of the standby letters of credit, available to us under the 2023 Credit Facility. Pursuant to the terms and conditions of the Merger Agreement, net borrowings under the 2023 Credit Facility are limited to $110.0 million in the aggregate, leaving a total of $102.5 million available to us at May 4, 2024. (See Note 2, Merger Agreement and Note 5, Debt.)

Inventory at May 4, 2024 was $371.3 million, a 15.2% decrease compared to April 29, 2023, and a 7.8% increase from the beginning of the fiscal year. In comparison to the prior-year quarter, units on hand have declined by approximately 18% with decreases in both footwear and apparel. Inventory units on hand have increased by approximately 11% since the beginning of the fiscal year.
Analysis of Cash Flows

Our capital requirements relate primarily to funding capital expenditures, stock repurchase, dividends, the maintenance of facilities and systems to support company growth and working capital requirements. Our working capital requirements are somewhat seasonal in nature and typically increase as we approach our three main selling seasons. Tax refund timing and the spring sports season occurs primarily in February and March. The back-to-school season typically starts in late July and runs into August. The holiday season traditionally begins in November and continues through the month of December. Historically, we have funded our cash requirements primarily through our cash flow from operations and from borrowings under our credit facility.

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

Our unaudited condensed consolidated statements of cash flows are summarized as follows (in thousands):

	13-Weeks Ended
	May 4, 2024	April 29, 2023
Net cash provided by (used in) operating activities	$60,638	$(26,797)
Net cash used in investing activities	(8,546)	(14,231)
Net cash (used in) provided by financing activities	(44,641)	51,939
Net increase in cash and cash equivalents	$7,451	$10,911
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

Net cash provided by operating activities was $60.6 million for the 13-weeks ended May 4, 2024, compared with net cash used in operating activities of $26.8 million for the 13-weeks ended April 29, 2023. Operating activities consist primarily of net income adjusted for certain non-cash items and changes in operating assets and liabilities as noted in the bullets below.

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
•Inventory balances in the first quarter have increased. A more cautious and selective consumer has contributed to lower sales velocity in both footwear and apparel.
•Changes in accounts payable are primarily due to the timing of payments in relation to inventory receipts.
•Changes in other assets and liabilities are primarily due to the timing of payments related to payroll and changes in incentive-based obligations.

Index

Investing Activities

Net cash used in investing activities in the 13-weeks ended May 4, 2024, totaled $8.5 million compared with net cash used in investing activities of $14.2 million in the 13-weeks ended April 29, 2023. Capital expenditures used $8.5 million of cash in the 13-weeks ended May 4, 2024, versus $14.2 million of cash in the 13-weeks ended April 29, 2023. Capital expenditures in both periods primarily consisted of store development (new stores, relocation, remodels and expansions), technology and infrastructure projects.
We opened six new stores during the 13-weeks ended May 4, 2024, as compared to opening 12 new stores during the 13-weeks ended April 29, 2023.
Financing Activities

Net cash used in financing activities was $44.6 million in the 13-weeks ended May 4, 2024, compared to net cash provided by financing activities of $51.9 million in the prior-year period.

During the 13-weeks ended May 4, 2024, we reduced net borrowings against our credit facilities by $37.8 million and have additional capacity of $151.9 million, net of standby letters of credit, available under the 2023 Credit Facility at May 4, 2024. During the 13-weeks ended April 29, 2023, we had net borrowings of $67.3 million against our credit facilities. Pursuant to Section 501(b)(viii) of the Merger Agreement, net borrowings under the 2023 Credit Facility are limited to $110.0 million in the aggregate, leaving a total of $102.5 million available to us at May 4, 2024. (See Note 2, Merger Agreement and Note 5, Debt.)

In the current year, we have not repurchased any of our common stock under our Repurchase Program. This compares to $10.2 million used to repurchase our common stock under our Repurchase Program in the same period of the prior year. See Note 8, Stock Repurchase Program, to the unaudited condensed consolidated financial statements for additional information.

During the 13-weeks ended May 4, 2024, we paid $2.9 million of dividends to our stockholders compared to $3.2 million during the 13-weeks ended April 29, 2023. See Note 9, Dividends, to the unaudited condensed consolidated financial statements for additional information.

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

Our operations are influenced by general economic conditions including periodic changes in the cost of products we sell. In Fiscal 2024 and Fiscal 2025 to-date, we have experienced wage inflation and increases in the cost of goods and services necessary to support our business. We believe the current extended inflationary period is likely having a negative impact on our results of operations, although the direct impact is difficult to quantify. We believe inflation, in addition to other macroeconomic pressures such as higher interest rates, are adversely influencing our target consumer’s shopping behavior. As a result of these pressures, we and other retailers have experienced a more promotional environment, especially in relation to apparel and footwear items that are less in demand. Therefore, we believe there is a potential for reduced discretionary spending on our product assortment. Historically, we have generally been able to pass along a significant portion of product cost increases to our customers and deploy a number of mitigation strategies to offset other cost increase elements. However, as noted above, the current environment may make those strategies less effective.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our quantitative and qualitative market risks since February 3, 2024. For a discussion of the Company's exposure to market risk, refer to the Company's market risk disclosures set forth in Part II, Item 7A.

Index
"Quantitative and Qualitative Disclosures About Market Risk" of the Company's 2024 Annual Report.

ITEM 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of May 4, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Changes in Internal Control Over Financial Reporting

We have not identified any changes in our internal control over financial reporting that occurred during the period ended May 4, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    Legal Proceedings.

Information relating to material legal proceedings is set forth in Note 10, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 1A.    Risk Factors.

We operate in an environment that involves a number of risks and uncertainties, which are described in our 2024 Annual Report. If any of the risks described in our 2024 Annual Report were to actually occur, our business, results of operations, and financial results could be adversely affected. Other than the Merger-related risk factors following, there have been no material changes to the risk factors disclosed in our 2024 Annual Report.

Risks Related to the Merger

The Merger Agreement and the pendency or failure of the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.

On April 23, 2024, we entered into a Merger Agreement by and among the Company, Genesis Holdings, Inc., an Indiana corporation ("Parent"), Steps Merger Sub, Inc., a wholly owned subsidiary of Parent ("Merger Sub"), and, solely for purposes of certain provisions specified therein, JD Sports Fashion plc, a company incorporated under the laws of England and Wales and the ultimate parent company of Parent and Merger Sub ("JD Sports"). Pursuant to the terms of the Merger Agreement and subject to the satisfaction or waiver of various customary conditions set forth in the Merger Agreement, including, but not limited to, the approval of the Merger Agreement by the affirmative vote of the holders of a majority of the issued and outstanding shares of our common stock (the "Company Stockholder Approval"), Merger Sub will be merged with and into the Company (the "Merger") effective as of the effective time of the Merger.

During the period between the execution of the Merger Agreement and the closing of the Merger, our business is exposed to

Index
certain inherent risks due to the effect of the announcement or pendency of the Merger and the transactions contemplated by the Merger, which may impact our business relationships, financial condition and operating results. Some of these risks include:
•difficulties maintaining relationships with vendors, suppliers, landlords, service providers, customers and other business partners, who may defer decisions about working with us, move to our competitors, seek to delay or change existing relationships with us;
•uncertainties caused by negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in the Company;
•distraction of our current employees as a result of the Merger which could result in a decline in their productivity or cause distractions in the workplace;
•our inability to attract new employees or retain current employees due to uncertainties related to the Merger;
•diversion of significant management time and resources towards the completion of the Merger and transactions related to the Merger;
•impact of costs related to completion of the Merger and transactions related to the Merger, including costs related to any divestitures required to obtain regulatory approvals;
•our inability to solicit other acquisition proposals, pursue alternative business opportunities, make strategic changes to our business and other restrictions on our ability to conduct our business under the Merger Agreement; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

If the Merger Agreement is terminated, under certain conditions, we may be obligated to pay Parent a substantial termination fee, which could require us to incur additional debt or reduce the amount of cash we have available to fund our operations.

Under the Merger Agreement, prior to obtaining the Company Stockholder Approval, we may terminate the Merger Agreement in order to concurrently enter into a definitive agreement providing for a Company Superior Proposal (as defined in the Merger Agreement) (after compliance in all material respects with applicable terms of the Merger Agreement); provided, that immediately prior to or concurrently with (and as a condition to) such termination, we pay to Parent a termination fee of an amount in cash equal to $35.2 million (the “Company Termination Fee”).

Further, Parent may terminate the Merger Agreement, and receive the Company Termination Fee from us, if (i) a Company Adverse Recommendation Change (as defined in the Merger Agreement) has occurred prior to obtaining the Company Stockholder Approval or (ii) we have committed a Willful and Material Breach (as defined in the Merger Agreement) of the covenant prohibiting solicitation of Company Takeover Proposals (as defined in the Merger Agreement).

We will also be required to pay the Company Termination Fee if (A) a third party publicly proposes or announces a Company Takeover Proposal after the date of the Merger Agreement and such Company Takeover Proposal is not withdrawn prior to a termination of the Merger Agreement (and, in the case of a termination if the Company Stockholder Approval has not been obtained upon a vote taken thereon at the Stockholder Meeting (as defined in the Merger Agreement) or at any adjournment or postponement thereof, at least one business day before such vote is taken), and thereafter the Merger Agreement is terminated by (i) either us or Parent as a result of the Merger not having been consummated on or prior to the End Date (as defined in the Merger Agreement) (and, in the case of such termination, the Parent Termination Fee (as defined in the Merger Agreement) is not payable), (ii) Parent as a result of a breach or failure to perform by us of any representation, warranty, covenant or other agreement under the Merger Agreement which breach or failure to perform would result in a failure of a condition to the obligations of Parent to effect the Merger to be satisfied, subject to certain limitations set forth in the Merger Agreement or (iii) Parent or us as a result of our failing to obtain the Company Stockholder Approval upon a vote taken thereon at the Stockholder Meeting or any adjournment or postponement thereof; and (B) at any time within the 12 months following such termination, we or any of our subsidiaries consummate any transaction included within the definition of a Company Takeover Proposal or enter into a definitive agreement for any such transaction that is (i) subsequently consummated or (ii) subsequently terminated before consummation but a subsequent such transaction is entered into in connection with the termination of such first transaction and such subsequent transaction is subsequently consummated (in either case, whether within such 12-month period or thereafter).

If we are required to pay the Company Termination Fee, we may be required to incur additional debt or use funds that we would otherwise have been able to use for general corporate expenses, capital expenditures or for other purposes.

Pursuant to the Merger Agreement, we are subject to certain restrictions on our business activities.

During the period from the date of the Merger Agreement until the earlier of the Effective Time and the termination of the Merger Agreement, we are generally required to conduct our business in the ordinary course consistent with past practice.

Index
However, we are restricted from taking certain actions without JD Sports prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations include, among other things, certain restrictions on our ability to amend our organizational documents, acquire other businesses and assets, dispose of our assets, make investments, repurchase our common stock, pay dividends, incur indebtedness, issue stock-based awards, amend or change certain compensation arrangements, enter into, amend or terminate certain contracts, initiate or settle certain litigation, or change tax classifications and elections. Such restrictions could prevent us from pursuing strategic business opportunities, limit our ability to respond effectively and timely to competitive pressures, industry developments, economic conditions and future opportunities, and otherwise have an adverse effect on our business, results of operations and financial condition.

Litigation related to the Merger could prevent or delay the completion of the Merger or otherwise negatively affect our business and operations.

Putative stockholder complaints, including stockholder class action complaints, demands for books and records and other complaints or actions may be filed against us, our Board and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us or our Board could delay or prevent the Merger, and we may incur additional costs in connection with the defense or settlement of any such litigation related to the Merger, including costs associated with the indemnification of obligations to our directors, any of which could adversely affect our business, results of operations and financial condition.

The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business.

There can be no assurance that our business, our relationships or our financial condition will not be adversely affected if the Merger is not consummated within the expected timeframe, or at all. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in several ways, including the following:
•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, it may be negatively impacted because of a failure to complete the Merger within the expected timeframe or at all;
•investor and consumer confidence in our business could decline, litigation could be brought against us, relationships with vendors, service providers, landlords, investors and other business partners may be adversely impacted, and we may be unable to retain key personnel;
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger and the transactions contemplated by the Merger, for which we may receive little or no benefit if the Merger and the transactions contemplated by the Merger are not completed. Many of these fees and costs will be payable by us even if the Merger and the transactions contemplated by the Merger are not completed and may relate to activities that we would not have undertaken other than to complete the Merger; and
•failure to complete the Merger, may result in negative publicity and a negative impression of us in the investment community.

The Merger Agreement contains provisions that could make it difficult for a third party to make a superior acquisition proposal.

The Merger Agreement contains certain customary restrictions on our ability to solicit proposals from third parties for an acquisition of the Company during the pendency of the Merger. In addition, subject to certain customary “fiduciary out” exceptions, the Board is required to recommend that our stockholders vote in favor of the approval of the Merger, the Merger Agreement and the transactions contemplated thereby.

As discussed in further detail above under the heading “If the Merger Agreement is terminated, under certain conditions, we may be obligated to pay Parent a substantial termination fee, which could require us to incur additional debt or reduce the amount of cash we have available to fund our operations,” we would also be required to pay Parent the Company Termination Fee under certain conditions in connection with the termination of the Merger Agreement.

These provisions might discourage an otherwise-interested third party from considering or proposing an acquisition of the Company, including proposals that may be deemed to offer greater value to our stockholders than the transaction consideration of $87.50 per share. Furthermore, even if a third party elects to propose an acquisition, the requirement that we must pay a termination fee to accept any such proposal may cause that third party to offer a lower price to our stockholders than such third party might have otherwise offered.

Index

Actions of activist stockholders or other parties may impair our ability to consummate the Merger or otherwise negatively impact our business.

Actions taken by activist stockholders could impair our ability to satisfy conditions to the consummation of the Merger, including receiving the Company Stockholder Approval, or otherwise preclude us from consummating the Merger. Activist stockholders could also take actions that disrupt our business, divert the time and attention of management and our employees away from our business operations, cause us to incur substantial additional expense, create perceived uncertainties among current and potential customers, clients, suppliers, employees and other constituencies as to our future direction as a consequence thereof, which may result in lost sales, impaired supplier relationships or other business arrangements and the loss of potential business opportunities, and make it more difficult to attract and retain qualified personnel and business partners.

The occurrence of any of these Merger-related events individually or in combination could materially and adversely affect our business, results of operations, financial condition and the market price of our common stock.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our stock repurchase activity for the 13-weeks ended May 4, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands)(1)
February 4, 2024 - March 2, 2024	0	$0.00	0	$276,851
March 3, 2024 - April 6, 2024	25,911	$72.21	0	$276,851
April 7, 2024 - May 4, 2024	33,579	$71.43	0	$276,851
Total	59,490	$71.77	0	$276,851
(1)See Note 8, Stock Repurchase Program, to the unaudited condensed consolidated financial statements for additional information about our Stock Repurchase Program.

ITEM 5.    Other Information.

Securities Trading Plans of Directors and Section 16 Officers

During the 13-weeks ended May 4, 2024, none of our directors or Section 16 officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Annual Meeting

In connection with the Merger, we are holding a special meeting of our stockholders, or the Special Meeting, in order to seek the stockholder approval necessary to complete the Merger and related matters. As a result of the calling of the Special Meeting and the Merger, our next annual meeting of stockholders will be held more than 30 days from the anniversary of the date of our 2023 annual meeting of stockholders. Following the anticipated closing of the Merger, the combined company will inform stockholders of the date of the next annual meeting of stockholders and of the relevant deadlines for submitting stockholder proposals and related matters, in each case, as applicable.

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

3.3		Certificate of Amendment to the Certificate of Incorporation of the Registrant; incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K with the Securities and Exchange Commission on May 27, 2022.
3.4		Bylaws of the Registrant, as amended; incorporated herein by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2021.

Certifications
31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Interactive Data Files
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	The cover page for the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 2024, has been formatted in Inline XBRL.
	*	Filed Within

Index

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIBBETT, INC.

Date:	June 11, 2024	By:	/s/ Robert J. Volke
Robert J. Volke
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)